Form 10-Q
period 2013-03-31
SeaWorld Entertainment, Inc.
filed 2013-05-23
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-35883

SeaWorld Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1220297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9205 South Park Center Loop, Suite 400

Orlando, Florida 32819

(Address of principal executive offices)(Zip Code)

(407) 226-5011

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The registrant had outstanding 93,306,126 shares of Common Stock, par value $0.01 per share as of May 20, 2013.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s prospectus, as filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2013 pursuant to Rule 424(b)(4) under the Securities Act, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, including the following:

•	a decline in discretionary consumer spending or consumer confidence;

•	various factors beyond our control adversely affecting attendance and guest spending at our theme parks;

•	inability to protect our intellectual property or the infringement on intellectual property rights of others;

•	incidents or adverse publicity concerning our theme parks;

•	featuring animals at our theme parks;

•	the loss of licenses and permits required to exhibit animals;

•	significant portion of revenues generated in the States of Florida, California and Virginia and the Orlando market;

•	inability to compete effectively;

•	loss of key personnel;

•	increased labor costs;

•	unionization activities or labor disputes;

•	inability to meet workforce needs;

•	inability to fund theme park capital expenditures;

•	high fixed cost structure of theme park operations;

•	inability to maintain certain commercial licenses;

•	changing consumer tastes and preferences;

•	restrictions in our debt agreements limiting flexibility in operating our business;

•	our substantial leverage;

•	seasonal fluctuations;

•	inability to realize the benefits of acquisitions or other strategic initiatives;

•	adverse litigation judgments or settlements;

•	inadequate insurance coverage;

•	inability to purchase or contract with third party manufacturers for rides and attractions;

•	environmental regulations, expenditures and liabilities;

•	cyber security risks;

•	suspension or termination of any of our business licenses;

•	our limited operating history as a standalone company; and

•	Blackstone’s control of us.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

All references to “we”, “us”, “our”, “Company” or “SeaWorld” in this Quarterly Report on Form 10-Q mean SeaWorld Entertainment, Inc., its subsidiaries and affiliates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$59,367	$45,675
Accounts receivable, net	42,534	41,149
Inventories	42,484	36,587
Prepaid expenses and other current assets	26,691	17,817
Deferred tax assets, net	6,265	17,405

Total current assets	177,341	158,633
Property and equipment, at cost	2,380,008	2,343,561
Accumulated depreciation	(606,462)	(568,918)

Property and equipment, net	1,773,546	1,774,643
Goodwill	335,610	335,610
Trade names, net	164,333	164,608
Other intangible assets, net	30,315	31,120
Deferred tax assets, net	42,661	6,356
Other assets	47,839	50,082

Total assets	$2,571,645	$2,521,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113,864	$89,946
Current maturities on long-term debt	51,330	21,330
Accrued salaries, wages and benefits	17,071	33,088
Deferred revenue	126,193	82,567
Other accrued expenses	31,672	19,350

Total current liabilities	340,130	246,281
Long-term debt	1,798,620	1,802,644
Other liabilities	22,793	22,279

Total liabilities	2,161,543	2,071,204

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; issued and outstanding, 82,770,236 and 82,737,008 shares at March 31, 2013 and December 31, 2012, respectively	828	827
Additional paid-in capital	457,242	456,923
Accumulated other comprehensive loss	(960)	(1,254)
Accumulated deficit	(47,008)	(6,648)

Total stockholders’ equity	410,102	449,848

Total liabilities and stockholders’ equity	$2,571,645	$2,521,052

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2013	2012
Net revenues:
Admissions	$152,426	$133,255
Food, merchandise and other	86,184	79,187

Total revenues	238,610	212,442

Costs and expenses:
Cost of food, merchandise and other revenues	19,828	18,700
Operating expenses	173,260	163,376
Selling, general and administrative	39,987	42,736
Depreciation and amortization	41,408	35,909

Total costs and expenses	274,483	260,721

Operating loss	(35,873)	(48,279)
Other income, net	73	1,140
Interest expense	28,606	27,809

Loss before income taxes	(64,406)	(74,948)
Benefit from income taxes	(24,046)	(29,814)

Net loss	$(40,360)	$(45,134)

Other comprehensive income:
Unrealized gain on derivatives, net of tax	294	—

Comprehensive loss	$(40,066)	$(45,134)

Loss per share:
Net loss per share, basic	$(0.49)	$(0.55)

Net loss per share, diluted	$(0.49)	$(0.55)

Weighted average commons shares outstanding:
Basic	82,768	82,423

Diluted	82,768	82,423

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND THE YEAR ENDED DECEMBER 31, 2012

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Gain	Total Stockholders’ Equity
Balance at December 31, 2011	82,418,808	$824	$955,735	$(84,092)	$—	$872,467
Equity-based compensation	318,200	3	1,188	—	—	1,191
Unrealized loss on derivatives, net of tax	—	—	—	—	(1,254)	(1,254)
Dividend declared to stockholders	—	—	(500,000)	—	—	(500,000)
Net income	—	—	—	77,444	—	77,444

Balance at December 31, 2012	82,737,008	$827	$456,923	$(6,648)	$(1,254)	$449,848
Equity-based compensation	33,228	1	319	—	—	320
Unrealized gain on derivatives, net of tax	—	—	—	—	294	294
Net loss	—	—	—	(40,360)	—	(40,360)

Balance at March 31, 2013	82,770,236	$828	$457,242	$(47,008)	$(960)	$410,102

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(40,360)	$(45,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,408	35,909
Amortization of debt issuance costs and discounts	4,240	6,087
Loss on sale or disposal of property and equipment	4,147	3,390
Deferred income tax provision	(24,046)	(29,814)
Equity-based compensation	320	262
Changes in assets and liabilities:
Accounts receivable	(2,240)	1,638
Inventories	(5,897)	(11,140)
Prepaid expenses and other current assets	(6,125)	(5,511)
Accounts payable	11,095	11,315
Accrued salaries, wages and benefits	(16,017)	(17,142)
Deferred revenue	44,766	43,372
Other accrued expenses	12,306	(3,632)
Other assets and liabilities	577	2,284

Net cash provided by (used in) operating activities	24,174	(8,116)

Cash Flows From Investing Activities:
Capital expenditures	(32,319)	(57,063)
Change in restricted cash	(467)	—

Net cash used in investing activities	(32,786)	(57,063)

Cash Flows From Financing Activities:
Repayment of long-term debt	(5,229)	(1,786)
Proceeds from the issuance of debt	—	487,163
Draw on / (Repayment of) revolving credit facility, net	30,000	61,000
Dividend paid to stockholders	(184)	(457,547)
Debt issuance costs	—	(6,821)
Deferred offering costs	(2,283)	—

Net cash provided by financing activities	22,304	82,009

Change in Cash and Cash Equivalents	13,692	16,830
Cash and Cash Equivalents—Beginning of period	45,675	66,663

Cash and Cash Equivalents—End of period	$59,367	$83,493

Supplemental Disclosures of Noncash Investing and Financing Activities
Dividends declared, but unpaid	$—	$42,453

Capital expenditures in accounts payable	$34,548	$38,669

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns eleven theme parks within the United States. The Company is owned by ten limited partnerships (the “Partnerships”), ultimately controlled by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors. On April 24, 2013, the Company completed an initial public offering in which it sold 10,000,000 shares of common stock and the selling shareholders of the Company sold 19,900,000 shares of common stock, including 3,900,000 shares pursuant to the exercise in full of the underwriters’ over-allotment option. The offering generated net proceeds of approximately $245,400 to the Company after deducting underwriting discounts, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling shareholders. See further discussion in Note 11-Subsequent Events.

The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California, and Busch Gardens theme parks in Tampa, Florida, and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); Tampa, Florida (Adventure Island), and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only attraction offering interaction with marine animals (Discovery Cove) and a seasonal park in Langhorne, Pennsylvania (Sesame Place). In November 2012, the Company acquired Knott’s Soak City, a standalone Southern California water park from an affiliate of Cedar Fair L.P. The Company is rebranding the water park as Aquatica San Diego and expects to re-open it in mid-2013.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2012 included in the Company’s prospectus as filed with the SEC on April 18, 2013, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). The unaudited condensed consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2013 or any future period due to the seasonal nature of the Company’s operations. Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because six of its theme parks are only open for a portion of the year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including SEA. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets, deferred revenue, and valuation of goodwill and other indefinite-lived intangible assets. Actual results could differ from those estimates.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, Comprehensive Income. The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a significant impact on the Company’s condensed consolidated financial statements.

3. LOSS PER SHARE

Loss per share is computed as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2013			2012
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic loss per share	$(40,360)	82,768	$(0.49)	$(45,134)	82,423	$(0.55)
Effect of dilutive incentive-based awards		—			—

Diluted loss per share	$(40,360)	82,768	$(0.49)	$(45,134)	82,423	$(0.55)

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company excluded potentially dilutive shares of 871 (in thousands) and 1,023 (in thousands), for the three months ended March 31, 2013 and 2012, respectively, from the calculation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in those periods.

4. INCOME TAXES

Income tax expense is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended March 31, 2013 and 2012 was 37.3% and 39.8%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an uncertain tax position. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of tax expense to the applicable period.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. OTHER ACCRUED EXPENSES

Other accrued expenses at March 31, 2013 and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
Accrued property taxes	$2,576	$1,974
Accrued interest	15,378	3,877
Note payable	3,000	3,000
Self-insurance reserve	7,800	7,800
Other	2,918	2,699

Total other accrued expenses	$31,672	$19,350

6. LONG-TERM DEBT

Long-term debt as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Term Loan A	$150,125	$152,000
Term Loan B	1,290,421	1,293,774
Revolving credit agreement	30,000	—
Senior Notes	400,000	400,000

Total long-term debt	1,870,546	1,845,774
Less discounts	(20,596)	(21,800)
Less current maturities	(51,330)	(21,330)

Total long-term debt, net of current maturities	$1,798,620	$1,802,644

Effective on March 30, 2012, SEA entered into Amendment No. 3 to the senior secured credit facilities (the “Senior Secured Credit Facilities”) to increase the amount of Term B Loans (“Additional Term B Loans”) by $500,000 for the purposes of financing a dividend payment to the stockholders in the same amount. The Additional Term B Loans were issued at a discount which is being amortized to interest expense using the weighted average interest method. Borrowings under the Additional Term B Loans bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate for the interest period relevant to such borrowing. The margin for the Additional Term B Loans is 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR rate loans, subject to a base rate floor of 2.00% and a LIBOR floor of 1.00%. SEA selected the LIBOR rate at March 31, 2013, related to the Additional Term B Loans (interest rate of 4.00%).

The Additional Term B Loans mature on the earlier of (i) August 17, 2017 and (ii) the 91st day prior to the maturity of the Senior Notes with an aggregate principal amount greater than $50,000 outstanding as of such date.

In conjunction with the issuance of the Additional Term B Loans and the Second Supplemental Indenture (as defined below), SEA deferred $13,527 in financing costs.

In conjunction with the execution of Amendment No. 3 to the Senior Secured Credit Facilities, SEA also entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) dated March 30, 2012 relating to the Senior Notes. Among other matters, the Second Supplemental Indenture granted waivers to allow SEA to issue the additional $500,000 of Term B Loans to fund the dividend payment discussed above and decreased the interest rate on the Senior Notes from 13.5% per annum to 11% per annum. SEA can redeem the Senior Notes at any time and the Senior Notes are unsecured. Interest is paid semi-annually in arrears. Until

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

December 1, 2014, and in the case of an Equity Offering (as defined in the indenture), SEA may redeem up to 35% of the Senior Notes at a price of 111% of the aggregate principal balance plus accrued interest using the net cash proceeds from an Equity Offering. Prior to December 1, 2014, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of the holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of the Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the Senior Notes at December 1, 2014 plus (ii) all required interest payments due on the Senior Notes through December 1, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of the Senior Notes. On or after December 1, 2014, the Senior Notes may be redeemed at 105.5% and 102.75% of the principal balance beginning on December 1, 2014 and 2015, respectively. The Second Supplemental Indenture also increased the minimum covenant leverage ratio from 2.75 to 1.00 to 3.00 to 1.00.

Additionally, on August 23, 2012, SEA executed two interest rate swap agreements to effectively fix the interest rate on $550,000 of the Term B Loans. Each interest rate swap has a notional amount of $275,000; matures on September 30, 2016, pays a fixed rate of interest of 1.247% per annum; receives a variable rate of interest based upon three month BBA LIBOR; and has interest settlement dates occurring on the last day of December, March, June and September through maturity. SEA has designated such interest rate swap agreements as qualifying cash flow hedge accounting relationships as further discussed in Note 7-Derivative Instruments and Hedging Activities which follows.

Amounts outstanding at March 31, 2013 and December 31, 2012, relating to the Revolving Credit Facility were $30,000 and $0 (at an interest rate of 2.95%), respectively. As of March 31, 2013, the Company had approximately $18,500 of outstanding letters of credit.

See Note 11-Subsequent Events, for a discussion on debt repayments and debt refinancing subsequent to March 31, 2013.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

As of March 31, 2013 and December 31, 2012, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2013, the Company had two outstanding interest rate swaps with a combined notional of $550,000 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013, the hedges were 100% effective, therefore, there was no ineffective portion recognized in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1,360 will be reclassified as an increase to interest expense.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2013:

	Asset Derivatives As of March 31, 2013		Liability Derivatives As of March 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$1,548

Total derivatives designated as hedging instruments		$—		$1,548

The unrealized gain on derivatives is recorded net of $38 in tax and is included within the condensed statement of operations and comprehensive income (loss) for the period ended March 31, 2013.

Tabular Disclosure of the Effect of Derivative Instruments on the Statement of Comprehensive Income (Loss)

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the statement of comprehensive income (loss) for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Derivatives in Cash Flow Hedging Relationships:
Gain (loss) related to effective portion of derivatives recognized in accumulated other comprehensive income	$672
Gain (loss) related to effective portion of derivatives reclassified from accumulated other comprehensive income to interest expense	$(340)
Gain (loss) related to ineffective portion of derivatives recognized in other income (expense)	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,634. As of March 31, 2013, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at their termination value of $1,634.

8. FAIR VALUE MEASUREMENTS

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement is required to be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurements and Disclosures, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term A Loans and Term B Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of March 31, 2013 approximates their carrying value due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes are classified in Level 3 of the fair value hierarchy and have been valued using significant inputs that are not observable in the market including a discount rate of 10.05% and projected cash flows of the underlying Senior Notes. The Company did not have any assets measured at fair value as of March 31, 2013.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
Liabilities:
Long-term obligations(a)	$—	$1,470,546	$420,213	$1,890,759
Derivative financial instruments(b)	$—	$1,548	$—	$1,548

(a)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $51,330 and long-term debt of $1,798,620 as of March 31, 2013. As of December 31, 2012, the carrying value and fair value of long-term obligations, including the current portion, was $1,823,974 and $1,862,091, respectively.
(b)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $1,548.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2013.

9. RELATED-PARTY TRANSACTIONS

Certain affiliates of Blackstone provided monitoring, advisory, and consulting services to the Company under an advisory fee agreement (the “2009 Advisory Agreement”), which was terminated on April 24, 2013 in connection with the completion of the initial public offering (see Note 11-Subsequent Events) . Fees related to these services, which were based upon a multiple of EBITDA as defined in the 2009 Advisory Agreement, amounted to $925 and $812 for the three months ended March 31, 2013 and 2012, respectively, and are included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

In March 2012, the Company declared a $500,000 dividend to its stockholders. The dividend was accounted for as a return of capital in the December 31, 2012 condensed consolidated balance sheet as the Company was in a net accumulated deficit position at the time that such dividends were declared.

10. COMMITMENTS AND CONTINGENCIES

The Company is a party to various claims and legal proceedings arising in the normal course of business. Matters where an unfavorable outcome to the Company is probable and which can be reasonably estimated are accrued. Such accruals, which are not material for any period presented, are based on information known about the matters, the Company’s estimate of the outcomes of such matters, and the Company’s experience in contesting, litigating, and settling similar matters. Matters that are considered reasonably possible to result in a material loss are not accrued for, but an estimate of the possible loss or range of loss is disclosed, if such amount or range can be determined. Management does not expect any known claims or legal proceedings to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. SUBSEQUENT EVENTS

In connection with the preparation of the unaudited condensed consolidated financial statements, the Company evaluated subsequent events after the condensed consolidated balance sheet date through the date the unaudited condensed consolidated financial statements were issued, to determine whether any events occurred that required recognition or disclosure in the accompanying unaudited condensed consolidated financial statements. The Company believes the following events require disclosure:

Stock Split

On April 7, 2013, the Company’s Board of Directors authorized an eight-for-one split of the Company’s common stock which was effective on April 8, 2013. The Company retained the current par value of $0.01 per share for all shares of common stock after the stock split, and accordingly, stockholders’ equity on the accompanying condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders’ equity reflects the stock split by reclassifying from “Additional paid-in capital” to “Common stock” an amount equal to the par value of the additional shares arising from the split. The Company’s historical share and per share information has been retroactively adjusted to give effect to this stock split.

Contemporaneously with the stock split, the Company’s Board of Directors approved an increase in the number of authorized shares of common stock to 1 billion shares. Additionally, upon the consummation of the initial public offering, the Board of Directors authorized 100,000,000 shares of preferred stock at a par value of $0.01 per share.

Initial Public Offering

On April 24, 2013, the Company completed its initial public offering of its common stock in which it offered and sold 10,000,000 shares of common stock and the selling shareholders of the Company offered and sold 19,900,000 shares of common stock including, 3,900,000 shares of common stock pursuant to the exercise in full of the underwriters’ over-allotment option. The shares offered and sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on April 18, 2013. The common stock is listed on the New York Stock Exchange under the symbol “SEAS”.

The Company’s shares of common stock were sold at an initial public offering price of $27.00 per share, which generated net proceeds of approximately $245,400 to the Company after deducting underwriting discounts, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling shareholders. The Company used a portion of the net proceeds received in the offering to redeem $140,000 in aggregate principal amount of its Senior Notes at a redemption price of 111.0% plus accrued and unpaid interest thereof, pursuant to a provision in the indenture governing the Senior Notes that permits the Company to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings. In addition, the Company used approximately $46,300 of the net proceeds received from the offering to make a one-time payment to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement described below. Approximately $37,000 of the net proceeds received from the offering were used to pay principal on Term Loan B. The remainder of the proceeds will be used for other general corporate purposes.

2013 Omnibus Incentive Plan

On April 19, 2013, the Company registered 15,000,000 shares of common stock reserved for future issuance under the Company’s new 2013 Omnibus Incentive Plan (“Incentive Plan”). In connection with the initial public offering, 494,557 shares of restricted stock were granted to the Company’s directors, officers and employees under this Incentive Plan.

Shares of Common Stock Granted to Employees

Prior to the consummation of the initial public offering, on April 18, 2013, units granted by the Partnerships in the form of Class D Units and Employee Units and held by certain of the Company’s directors, officers, employees, and consultants were surrendered to the Partnerships and such individuals received an aggregate of 4,165,861 shares of the Company’s common stock from the Partnerships. The number of shares of the Company’s common stock granted to individuals was determined in a manner intended to replicate the economic benefit to each equity holder immediately prior to the transaction. The Class D Units and vested Employee Units were converted into shares of common stock and the unvested Employee Units were converted into unvested restricted shares of the Company’s common stock which are subject to vesting terms substantially similar to those applicable to the unvested Employee Units immediately prior to the transaction. The Company is currently performing a valuation of these equity awards to determine the fair value of the awards immediately before and after the modification in order to assess if there is an incremental equity compensation cost associated with this modification.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Amendment No. 4 to the Senior Secured Credit Facilities and Fourth Supplemental Indenture

On April 5, 2013, SEA entered into Amendment No. 4 to the Senior Secured Credit Facilities (“Amendment No. 4”) and on April 12, 2013, entered in the Fourth Supplemental Indenture to the Indenture (the “Fourth Supplemental Indenture”) related to the Senior Notes.

Amendment No. 4 amends the terms of the existing Senior Secured Credit Facilities to, among other things, permit SEA to pay certain distributions following an initial public offering and replaces the existing $172,500 senior secured revolving credit facility with a new $192,500 senior secured revolving credit facility. Additionally, the Fourth Supplemental Indenture increases by $20,000 the amount of debt that the Company can incur and have outstanding at one time under the Senior Secured Credit Facilities and amends the transactions with affiliates covenant to allow for the payment of a termination fee not to exceed $50,000 in connection with the termination of the 2009 Advisory Agreement. The amendments contemplated by Amendment No. 4 and the Fourth Supplemental Indenture became effective on April 24, 2013.

Advisory Agreement

In connection with the completion of the initial public offering, as described above, on April 24, 2013, the Company terminated the 2009 Advisory Agreement between the Company and affiliates of Blackstone (see Note 9-Related- Party Transactions), provided, however, that the provisions relating to indemnification and certain other provisions survive termination. In connection with such termination, the Company paid a termination fee to Blackstone equal to approximately $46,300 with a portion of the net proceeds from the offering.

Amendment No. 5 to the Senior Secured Credit Facilities

On May 14, 2013, SEA entered into Amendment No. 5 to the Senior Secured Credit Facilities (“Amendment No. 5”). Amendment No. 5 amends the terms of the existing Senior Secured Credit Facilities to, among other things, refinance Term Loan A and Term Loan B into new Term B-2 Loans, extend the final maturity date of the term loan facilities, reduce future principal and interest payments, and provide for additional future borrowings.

The Term B-2 Loans were borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Term B-2 Loans will bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate for the interest period relevant to such borrowing. The margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans is subject to one 25 basis point step-down upon achievement by SEA of a certain leverage ratio.

Term B-2 Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on the Amendment No. 5 effective date, with the balance payable on the final maturity date. The Term B-2 Loans will have a final maturity date of May 14, 2020. Amendment No. 5 also permits SEA to add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $350,000. SEA may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the first lien secured net leverage ratio, as defined in the Senior Secured Credit Facility, is no greater than 3.50 to 1.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our prospectus. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Business Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands, including SeaWorld, Shamu and Busch Gardens. Over our more than 50-year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind collection of approximately 67,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. In addition to our theme parks, we have recently begun to leverage our brands into media, entertainment and consumer products. During the three months ended March 31, 2013, we hosted approximately 3.5 million guests in our theme parks, including approximately 700,000 international guests. In the three months ended March 31, 2013, we had total revenues of $238.6 million and a net loss of $40.4 million.

Key Business Metrics Evaluated by Management

Attendance

We define attendance as the number of guest visits to our theme parks. Increased attendance drives increased admission revenue to our theme parks as well as total in-park spending. The level of attendance at our theme parks is a function of many factors, including the opening of new attractions and shows, weather, global and regional economic conditions, competitive offerings and overall consumer confidence in the economy.

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admission revenue divided by total attendance. Theme park admissions accounted for approximately 64% of our revenue for the three months ended March 31, 2013. Over the same period of time, we reported $43.56 in admission per capita, representing an increase of 11.7% from the first quarter of 2012. Admission per capita is driven by ticket pricing, the mix of tickets purchased (such as single day, multi-day and annual pass) and the mix of attendance by theme parks visited.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the three months ended March 31, 2013, food, merchandise and other revenue accounted for approximately 36% of our total revenue. Over the same time period, we reported $24.63 of in-park per capita spending, representing an increase of 6.3% from the first quarter of 2012. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending.

Trends Affecting Our Results of Operations

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. The recent severe economic downturn, coupled with high volatility and uncertainty as to the future global economic landscape, has had and continues to have an adverse effect on consumers’ discretionary income and consumer confidence. Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. Historically, our revenue and attendance growth have been highly correlated with domestic economic growth, as reflected in the gross domestic product (GDP) and the overall level of growth in domestic consumer spending. For example, in 2009 and 2010, we experienced a decline in attendance as a result of the global economic crisis, which in turn adversely affected our revenue and profitability. We expect that forecasted moderate improvements in GDP and growth in domestic consumer spending will have a positive impact on our future performance. Both attendance and total per capita spending at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition, results of operations and cash flows.

Seasonality

The theme park industry is seasonal in nature. Based upon historical results, we generate the highest revenues in the second and third quarters of each year, in part because six of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. The mix of revenues by quarter is relatively constant, but revenues can shift between the first and second quarters due to the timing of Easter or between the first and fourth quarters due to the timing of Christmas and New Year’s. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals in managing our business is to continue to generate cash flow throughout the year and minimize the effects of seasonality. In recent years, we have begun to encourage attendance during non-peak times by offering a variety of seasonal programs and events, such as a winter kids festival, spring concert series, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, weather, global and regional economic conditions, competitive offerings and consumer confidence. The per capita spending for admission to the theme parks is driven by ticket pricing, the mix of ticket type purchased (such as single day, multi-day, and annual pass) and the mix of attendance by theme parks visited. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending. For other factors affecting our revenues, see the “Risk Factors” section of our prospectus.

In addition to the theme parks, we are also involved in entertainment, media, and consumer product businesses that leverage our intellectual property. While these businesses currently do not represent a material percentage of our revenue, they are important strategic drivers in terms of consumer awareness and brand building. We aim to expand these businesses into a greater source of revenue in the future.

Costs and Expenses

The principal costs of our operations are employee salaries, employee benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels. A large portion of our expenses is relatively fixed because the costs for full-time employees, maintenance, animal care, utilities, advertising and insurance do not vary significantly with attendance. For factors affecting our costs and expenses, see “Risk Factors” section of our prospectus.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into revenue and related expenses at the time of the exchange and approximates the fair value of the goods or services received.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended March 31, 2013 and 2012. This data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2013 and 2012

The following table presents key operating and financial information for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited, in thousands, except per capita amounts)
Net revenues:
Admissions	$152,426	$133,255
Food, merchandise and other	86,184	79,187

Total revenues	238,610	212,442

Costs and expenses:
Cost of food, merchandise and other revenues	19,828	18,700
Operating expenses	173,260	163,376
Selling, general and administrative	39,987	42,736
Depreciation and amortization	41,408	35,909

Total costs and expenses	274,483	260,721

Operating loss	(35,873)	(48,279)
Other income, net	73	1,140
Interest expense	28,606	27,809

Loss before income taxes	(64,406)	(74,948)
Benefit from income taxes	(24,046)	(29,814)

Net loss	$(40,360)	$(45,134)

Other data:
Attendance	3,499	3,418

Total revenue per capita	$68.19	$62.15

Admissions revenue. Admissions revenue for the three months ended March 31, 2013 increased $19.2 million (14%) to $152.4 million as compared to $133.3 million for the three months ended March 31, 2012. The increase in revenue was a result of a 12% increase in admission per capita from $38.99 in the first quarter of 2012 to $43.56 in the first quarter of 2013 and a 2% increase in total attendance. The improvement in admission per capita was primarily a result of higher ticket pricing and yield management strategies. Attendance in the quarter benefited from the timing of Easter and New Year’s Eve partially offset by pricing and yield management strategies which reduced attendance but increased admission per capita.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2013 increased $7.0 million (9%) to $86.2 million as compared to $79.2 million for the three months ended March 31, 2012. This increase was a result of a 6% increase in in-park per capita spending from $23.17 in the first quarter of 2012 to $24.63 in the first quarter of 2013 and a 2% increase in total attendance. The increase in in-park per capita spending was due to improved economic conditions along with targeted price increases and increased offerings reflecting our continued efforts to provide incremental and enhanced service offerings.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2013 increased $1.1 million (6%) to $19.8 million as compared to $18.7 million for the three months ended March 31, 2012. These costs represent 23.0% of related revenue earned for the three months ended March 31, 2013 and 23.6% of related revenue earned for the three months ended March 31, 2012.

Operating expenses. Operating expenses for the three months ended March 31, 2013 increased $9.9 million (6%) to $173.3 million as compared to $163.4 million for the three months ended March 31, 2012. The increase was primarily driven by higher direct labor costs resulting from merit and benefit increases along with additional labor costs incurred to support the impact of increased attendance and new attractions that opened after the first quarter of 2012, which also contributed to an increase in other variable costs. Operating expenses reflected 72.6% of total revenues for the three months ended March 31, 2013 and 76.9% for the three months ended March 31, 2012. The improvement as a percent of total revenue relates to increased operating leverage resulting from a higher mix of variable costs due to the impact of increased attendance. Due to the seasonal impact of our first quarter, operating expenses as a percentage of revenue in the first quarter are typically higher than we would expect for the remainder of the year due to the fixed cost nature of our business.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2013 decreased $2.7 million (6%) to $40.0 million as compared to $42.7 million for the three months ended March 31, 2012. As a percent of total revenue, selling, general and administrative expenses were 16.8% in the three months ended March 31, 2013 compared to 20.1% in the first quarter of 2012. This decrease was primarily a result of the timing of advertising and media expenses offset slightly by an increase in corporate salaries due to planned additions to our corporate structure in anticipation of our initial public offering and the increased public company requirements.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2013 increased $5.5 million (15%) to $41.4 million as compared to $35.9 million for the three months ended March 31, 2012. The increase was primarily attributable to asset additions throughout 2012.

Interest expense. Interest expense for the three months ended March 31, 2013 increased $0.8 million (3%) to $28.6 million as compared to $27.8 million for the three months ended March 31, 2012, primarily reflecting the effects of our March 2012 debt refinancing, which increased the amount of our outstanding principal balance of our long-term debt and reduced the interest rates on our long-term debt.

Benefit from income taxes. Benefit from income taxes for the three months ended March 31, 2013 decreased $5.8 million (19%) to a benefit of $24.0 million as compared to a benefit of $29.8 million for the three months ended March 31, 2012, which primarily reflects the lower pretax loss in the first quarter of 2013 and was partially offset by a decrease in our effective income tax rate (from 39.8% to 37.3%). Our effective income tax rate decreased due to changes in our state tax planning structure along with certain non-recurring tax credits.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and common stock dividends. We operated with a working capital deficit in the first quarter of 2013 and 2012 and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major stockholders, including Blackstone and its affiliates, may from time to time repurchase our outstanding equity and/or debt securities, including the 11% Senior Notes due 2016 (the “Senior Notes”) and/or our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Senior Secured Credit Facilities. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under the Senior Secured Credit Facilities will be adequate to meet the capital expenditures and working capital requirements of our operations for at least the next 12 months.

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited, in thousands)
Net cash provided by (used in) operating activities	$24,174	$(8,116)
Net cash used in investing activities	(32,786)	(57,063)
Net cash provided by financing activities	22,304	82,009

Net increase in cash	$13,692	$16,830

Cash Flows from Operating Activities

Net cash provided by operating activities was $24.2 million during the three months ended March 31, 2013 as compared to net cash used in operating activities of $8.1 million during the three months ended March 31, 2012. The increase results from the following: (i) an increase in cash generated from theme park operations due to increased admission per capita primarily related to ticket pricing increases and yield management strategies, higher in-park spending per capita on food, merchandise and other and (ii) lower costs and expenses as a percentage of revenue due to a higher mix of variable costs and improved operating leverage. The increase in net cash provided by operating activities was also impacted by favorable changes in our working capital accounts.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the three months ended March 31, 2013 consisted of capital expenditures of $32.7 million largely related to future attractions. Net cash used in investing activities during the three months ended March 31, 2012 consisted of $57.1 million of capital expenditures largely related to a greater number of attractions opening in 2012 due to under investments in previous years.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2013 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

In the three months ended March 31, 2012, we declared special dividends of $500.0 million to our stockholders.

Net cash provided by financing activities during the three months ended March 31, 2013 was primarily attributable to proceeds of $30.0 million from the net draw down on the revolving credit facility offset by a $5.2 million repayment of term loan borrowings under the Senior Secured Credit Facilities and $2.3 million paid in deferred offering costs.

Net cash provided by financing activities during the three months ended March 31, 2012 was primarily attributable to proceeds of $487.2 million from the term loan borrowings under the Senior Secured Credit Facilities and proceeds of $61.0 million from the net draw down on the Revolving Credit Facility. This was partially offset by dividends paid of $457.5 million and debt issuance costs paid of $6.8 million.

Our Indebtedness

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Senior Secured Credit Facilities

SeaWorld Parks and Entertainment, Inc. (“SEA”) is the borrower under our Senior Secured Credit Facilities. The obligations under the Senior Secured Credit Facilities are fully, unconditionally and irrevocably guaranteed by each of the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and, subject to certain exceptions, each of SEA’s existing and future material domestic wholly-owned subsidiaries (collectively, the “Guarantors”). The Senior Secured Credit Facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, substantially all SEA’s direct or indirect domestic subsidiaries (other than a domestic subsidiary that is a subsidiary of a foreign subsidiary) and 65% of the capital stock of, or other equity interests in, any of SEA’s foreign subsidiaries and any of SEA’s domestic subsidiaries that are treated as disregarded entities for U.S. federal income tax purposes if substantially all the assets of such domestic subsidiary consist of equity interests of one or more “controlled foreign corporations” within the meaning of the Internal Revenue Code and (ii) certain tangible and intangible assets of SEA and those of the Guarantors (subject to certain exceptions and qualifications).

Our Senior Secured Credit Facilities as of March 31, 2013, consisted of:

•	a $150.1 million senior secured term loan facility (the “Term Loan A”), which will mature on February 17, 2016;

•

a $1,290.4 million senior secured term loan facility (the “Term Loan B”), which will mature on the earlier of (i) August 17, 2017 and (ii) the 91st day prior to the maturity of the Senior Notes, if more than $50 million of debt with respect to the Senior Notes is outstanding as of such date; and

•

a $172.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), of which $30.0 million was drawn at March 31, 2013. The Revolving Credit Facility will mature on February 17, 2016, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swingline borrowings. As of March 31, 2013, we had approximately $18.5 million of outstanding letters of credit. See discussion regarding Amendment No. 4 to the Senior Secured Credit Facilities which follows.

In addition, our Senior Secured Credit Facilities also provide us with the option to raise incremental credit facilities, refinance the loans with debt incurred outside our Senior Secured Credit Facilities and extend the maturity date of the revolving loans and term loans, subject to certain limitations.

The Senior Secured Credit Facilities requires SEA to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of SEA’s annual “excess cash flow” (with step-downs to 25% and 0%, as applicable, based upon SEA’s total leverage ratio), subject to certain exceptions; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or other dispositions, subject to reinvestment rights and certain exceptions; and (iii) 100% of the net cash proceeds of any incurrence of debt by SEA or any of its restricted subsidiaries, other than debt permitted to be incurred or issued under the Senior Secured Credit Facilities.

The Senior Secured Credit Facilities contain a number of significant affirmative and negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to:

•	incur additional indebtedness, make guarantees and enter into hedging arrangements;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	make fundamental changes;

•	pay dividends and distributions or repurchase SEA’s capital stock;

•	make investments, loans and advances, including acquisitions;

•	engage in certain transactions with affiliates;

•	make changes in nature of the business; and

•	make prepayments of junior debt.

The Senior Secured Credit Facilities also contain covenants that (i) require SEA to maintain a (A) maximum net total leverage ratio and (B) minimum interest coverage ratio, and (ii) impose maximum annual capital expenditures requirements.

As of March 31, 2013, SEA was in compliance in all material respects with all covenants in the provisions contained in the documents governing its Senior Secured Credit Facilities. Subsequent to March 31, 2013, we used a portion of the net proceeds received by us from our initial public offering to pay $37.0 million in principal amount on the Term Loan B.

The Senior Notes

On December 1, 2009, SEA issued $400.0 million aggregate principal amount of 13.5% Senior Notes due 2016. On March 30, 2012, pursuant to an amendment to the indenture governing the Senior Notes, the interest rate was reduced from 13.5% to 11.0%. As of March 31, 2013, we had $400.0 million aggregate principal amount in 11.0% Senior Notes due 2016 outstanding. Interest on the Senior Notes is payable semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee the Senior Secured Credit Facilities.

The Senior Notes are senior unsecured obligations and:

•	rank senior in right of payment to all existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes;

•	rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the Senior Notes; and

•

are effectively subordinated in right of payment to all existing and future secured debt (including obligations under the Senior Secured Credit Facilities), to the extent of the value of the assets securing such debt, and are structurally subordinated to all obligations of each of the subsidiaries that is not a guarantor of the Senior Notes.

The indenture governing the Senior Notes contains a number of covenants that, among other things, restrict SEA’s ability and the ability of its restricted subsidiaries to, among other things:

•	dispose of certain assets;

•	incur additional indebtedness;

•	pay dividends;

•	prepay subordinated indebtedness;

•	incur liens;

•	make capital expenditures;

•	make investments or acquisitions;

•	engage in mergers or consolidations; and

•	engage in certain types of transactions with affiliates.

These covenants are subject to a number of important limitations and exceptions.

The indenture governing the Senior Notes provides for certain events of default which, if any of them were to occur, would permit or require the principal of and accrued interest, if any, on the Senior Notes to become or be declared due and payable (subject, in some cases, to specified grace periods).

As of March 31, 2013, we were in compliance in all material respects with all covenants and the provisions contained in the Indenture governing the Senior Notes.

Subsequent to March 31, 2013, we used a portion of the net proceeds received by us from our initial public offering to redeem $140.0 million in aggregate principal amount of the Senior Notes at a redemption price of 111.0% pursuant to a provision in the indenture governing the Senior Notes that permits us to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings and to pay estimated premiums and accrued interest thereon.

Amendment No. 4 to the Senior Secured Credit Facilities and Fourth Supplemental Indenture

On April 5, 2013, we entered into Amendment No. 4 to the Senior Secured Credit Facilities (“Amendment No. 4”) and on April 12, 2013, we entered in the Fourth Supplemental Indenture to the Indenture (the “Fourth Supplemental Indenture”) related to the Senior Notes.

Amendment No. 4 amends the terms of the existing Senior Secured Credit Facilities to, among other things, permit us to pay certain distributions following an initial public offering and replaces the existing $172.5 million senior secured revolving credit facility with a new $192.5 million senior secured revolving credit facility. Additionally, the Fourth Supplemental Indenture increases by $20.0 million the amount of debt that the Company can incur and have outstanding at one time under the Senior Secured Credit Facilities and amends the transactions with affiliates covenant to allow for the payment of a termination fee not to exceed $50.0 million in connection with the termination of the 2009 Advisory Agreement. The amendments contemplated by Amendment No. 4 and the Fourth Supplemental Indenture became effective on April 24, 2013.

Amendment No. 5 to the Senior Secured Credit Facilities

On May 14, 2013, we entered into Amendment No. 5 to the Senior Secured Credit Facilities (“Amendment No. 5”). Amendment No. 5 amends the terms of the existing Senior Secured Credit Facilities to, among other things, refinance Term Loan A and Term Loan B into new Term B-2 Loans, extend the final maturity date of the term loan facilities, reduce future principal and interest payments, and provide for additional future borrowings.

The Term B-2 Loans were borrowed in an aggregate principal amount of $1,405.0 million. Borrowings under the Term B-2 Loans will bear interest, at our option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate for the interest period relevant to such borrowing. The margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans is subject to one 25 basis point step-down upon achievement of a certain leverage ratio.

Term B-2 Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on the Amendment No. 5 effective date, with the balance payable on the final maturity date. The Term B-2 Loans will have a final maturity date of May 14, 2020.

Amendment No. 5 also permits us to add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $350.0 million. We may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the first lien secured net leverage ratio, as defined in the Senior Secured Credit Facility, is no greater than 3.50 to 1.00.

As a result of Amendment No. 5, the Company estimates a reduction of approximately $19.0 million in its estimated annual future principal and interest payments, based on interest rates in effect at March 31, 2013.

Covenant Compliance

Under the indenture governing the Senior Notes and under the Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

The Senior Notes and the Senior Secured Credit Facilities generally define “Adjusted EBITDA” as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the indenture governing the Senior Notes and the Senior Secured Credit Facilities.

We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in the indenture governing the Senior Notes and in the Senior Secured Credit Facilities. Adjusted EBITDA is a material component of these covenants. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to evaluate a company’s ability to meet its debt service requirements, to estimate the value of a company and to make informed investment decisions. We also use Adjusted EBITDA in connection with certain components of our executive compensation program. Adjusted EBITDA eliminates the effect of certain non-cash depreciation of tangible assets and amortization of intangible assets, along with the effects of interest rates and changes in capitalization which management believes may not necessarily be indicative of a company’s underlying operating performance.

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered in isolation or as a substitute for a measure of our liquidity or performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate our liquidity or financial performance. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation.

The following reconciles net loss to Adjusted EBITDA for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited, in thousands)
Net loss	$(40,360)	$(45,134)
Benefit from income taxes	(24,046)	(29,814)
Interest expense	28,606	27,809
Depreciation and amortization	41,408	35,909
Equity-based compensation (b)	320	267
Advisory Fees (c)	925	812
Debt refinancing costs (d)	—	1,000
Other adjusting items (e)	111	—
Other non-cash expenses (f)	4,147	2,970

Adjusted EBITDA (a)	$11,111	$(6,181)

(a)

Adjusted EBITDA is not recognized terms under GAAP, should not be considered in isolation or as a substitute for a measure of liquidity or performance prepared in accordance with GAAP and is not indicative of net income or loss as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate the Company’s liquidity or financial performance. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies due to varying methods of calculation. Adjusted EBITDA is defined as net income (loss) before provision for (benefit from) income taxes, interest expense, and depreciation and amortization as further adjusted to exclude certain non-cash, and other items permitted in calculating covenant compliance under the indenture governing the Company’s existing senior notes and senior secured credit facilities. Adjusted EBITDA is a material component of these covenants. Management presents Adjusted EBITDA because it believes that it provides additional information to investors about the calculation of, and compliance with, certain financial covenants. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA-related measures in the Company’s industry, along with other measures to evaluate a company’s ability to meet its debt service requirement, to estimate the value of a company and to make informed investment decisions. Management also uses Adjusted EBITDA in connection with certain components of its executive compensation program. Such non-GAAP financial measures may differ materially from the non-GAAP financial measures used by other companies. The above table represents a reconciliation of non-GAAP financial measures to the applicable most comparable GAAP financial measure.

(b)	Reflects non-cash compensation expense associated with the grants of equity compensation.

(c)	Reflects fees paid to an affiliate of our sponsor under the 2009 Advisory Agreement. This Agreement was terminated on April 24, 2013 in connection with the Company’s initial public offering.

(d)	Reflects costs which were expensed related to the 2012 Amendment to the Senior Secured Credit Facilities.

(e)	Reflects certain acquisition and pre-opening costs related to Aquatica San Diego.

(f)	Reflects non-cash expenses related to miscellaneous asset write-offs and non-cash gains/losses on foreign currencies.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Inflation

The impact of inflation has affected, and will continue to affect, our operations significantly. Our costs of food, merchandise and other revenues are influenced by inflation and fluctuations in global commodity prices. In addition, costs for construction, repairs and maintenance are all subject to inflationary pressures.

Interest Rate Risk

We are exposed to market risks from fluctuations in interest rates, and to a lesser extent on currency exchange rates, from time to time, on imported rides and equipment. The objective of our financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. We do not acquire market risk sensitive instruments for trading purposes.

We manage interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fix a portion of our variable-rate long-term debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $1.4 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at March 31, 2013, approximately $950.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $890.5 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt would lead to an increase of approximately $3.4 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance, revenue recognition and equity-based compensation. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our prospectus under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These critical accounting policies include property and equipment, impairment of long-lived assets, goodwill and other indefinite-lived intangible assets, accounting for income taxes, self-insurance reserves, and revenue recognition. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our prospectus.

Recently Issued Financial Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, Comprehensive Income. The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a significant impact on the Company’s condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our principal executive officer and principal financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various allegations, claims and legal actions arising in the ordinary course of business.

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits and claims, management believes that adequate provisions have been made or insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position.

Item 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our prospectus dated as of, and filed with the SEC on April 18, 2013, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, the Company issued an aggregate of 33,228 shares of its common stock to the Partnerships in connection with its long-term incentive compensation program. The Company did not receive any proceeds related to these transactions. Such securities were issued in reliance on the exemption contained in Section 4(2) of the Securities Act as transactions by the issuer not involving a public offering. No underwriters were involved in any of these transactions.

On April 24, 2013, the Company completed an initial public offering of its common stock in which it issued and sold 10,000,000 shares of common stock and the selling shareholders of the Company offered and sold 19,900,000 shares of common stock, including 3,900,000 shares of common stock pursuant to the exercise in full of the underwriters’ over-allotment option. The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on April 18, 2013. The common stock is listed on the New York Stock Exchange under the symbol “SEAS”. The Company’s shares of common stock were sold at an initial offering price of $27.00 per share, which generated net proceeds of approximately $245.4 million to the Company, after deducting $24.6 million in underwriting discounts, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling shareholders. The Company used a portion of the net proceeds received in the offering to redeem $140.0 million in aggregate principal amount of the its Senior Notes at a redemption price of 111% of principal amount thereof, plus accrued and unpaid interest thereon. Approximately $46.3 million of the net proceeds received from the offering were used to make a one-time payment to an affiliate of Blackstone in connection with the termination of a management advisory agreement. Approximately $37.0 million of the net proceeds received from the offering were used to pay principal on the Company’s Senior Secured Term Loan B facility. The remainder of the proceeds will be used for other general corporate purposes.

Goldman, Sachs & Co. and J.P. Morgan acted as joint bookrunning managers and as representatives of the underwriters in the offering. Citigroup, BofA Merrill Lynch, Barclays and Wells Fargo Securities were also bookrunners in the offering. Blackstone Capital Markets, Lazard Capital Markets, Macquarie Capital, KeyBanc Capital Markets, Nomura, Drexel Hamilton, LLC and Ramirez & Co. Inc. acted as co-managers in the offering.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone, an affiliate of our major shareholders, by Hilton Worldwide, Inc., SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc., and Travelport Limited, which may be considered the Company’s affiliates.

Item 6. Exhibits

See Exhibit Index immediately following signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: May 23, 2013	By:	/s/ James M. Heaney
James M. Heaney
Chief Financial Officer
(Principal Financial Officer)

Date: May 23, 2013	By:	/s/ Marc Swanson
Marc Swanson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013)

3.2	Amended and Restated Bylaws of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013)

10.1	Amendment No. 5, dated as of May 14, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Mizuho Corporate Banks, Ltd. as joint bookrunners, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, and the other agents and lenders from time to time party thereto (the amended Credit Agreement is included as Exhibit A hereto)

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.