Form 10-Q
period 2013-06-30
SeaWorld Entertainment, Inc.
filed 2013-08-14
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The registrant had outstanding 93,306,126 shares of Common Stock, par value $0.01 per share as of August 12, 2013.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2013 pursuant to Rule 424(b)(4) under the Securities Act, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, including the following:

•	a decline in discretionary consumer spending or consumer confidence;

•	various factors beyond our control adversely affecting attendance and guest spending at our theme parks;

•	inability to protect our intellectual property or the infringement on intellectual property rights of others;

•	incidents or adverse publicity concerning our theme parks;

•	featuring animals at our theme parks;

•	the loss of licenses and permits required to exhibit animals;

•	significant portion of revenues generated in the States of Florida, California and Virginia and the Orlando market;

•	inability to compete effectively;

•	loss of key personnel;

•	increased labor costs;

•	unionization activities or labor disputes;

•	inability to meet workforce needs;

•	inability to fund theme park capital expenditures;

•	high fixed cost structure of theme park operations;

•	inability to maintain certain commercial licenses;

•	changing consumer tastes and preferences;

•	restrictions in our debt agreements limiting flexibility in operating our business;

•	our substantial leverage;

•	seasonal fluctuations;

•	inability to realize the benefits of acquisitions or other strategic initiatives;

•	adverse litigation judgments or settlements;

•	inadequate insurance coverage;

•	inability to purchase or contract with third party manufacturers for rides and attractions;

•	environmental regulations, expenditures and liabilities;

•	cyber security risks;

•	suspension or termination of any of our business licenses;

•	our limited operating history as a standalone company; and

•	The Blackstone Group L.P. and its affiliates’ control of us.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$93,936	$45,675
Accounts receivable, net	59,913	41,149
Inventories	46,151	36,587
Prepaid expenses and other current assets	16,298	17,817
Deferred tax assets, net	6,265	17,405

Total current assets	222,563	158,633
Property and equipment, at cost	2,428,792	2,343,561
Accumulated depreciation	(642,278)	(568,918)

Property and equipment, net	1,786,514	1,774,643
Goodwill	335,610	335,610
Trade names, net	164,058	164,608
Other intangible assets, net	29,502	31,120
Deferred tax assets, net	49,547	6,356
Other assets	45,153	50,082

Total assets	$2,632,947	$2,521,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$142,554	$89,946
Current maturities on long-term debt	14,050	21,330
Accrued salaries, wages and benefits	24,589	33,088
Deferred revenue	150,002	82,567
Other accrued expenses	23,311	19,350

Total current liabilities	354,506	246,281
Long-term debt	1,631,829	1,802,644
Other liabilities	20,807	22,279

Total liabilities	2,007,142	2,071,204

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; issued and outstanding, 89,603,759 and 82,737,008 shares at June 30, 2013 and December 31, 2012, respectively	896	827
Additional paid-in capital	686,445	456,923
Accumulated other comprehensive gain (loss)	1,326	(1,254)
Accumulated deficit	(62,862)	(6,648)

Total stockholders’ equity	625,805	449,848

Total liabilities and stockholders’ equity	$2,632,947	$2,521,052

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
Admissions	$255,001	$259,058	$407,427	$392,313
Food, merchandise and other	156,291	166,824	242,475	246,011

Total revenues	411,292	425,882	649,902	638,324

Costs and expenses:
Cost of food, merchandise and other revenues	32,974	36,959	52,802	55,659
Operating expenses	194,674	205,370	367,934	368,746
Selling, general and administrative	62,168	49,028	102,155	91,764
Termination of advisory agreement	50,072	—	50,072	—
Depreciation and amortization	40,424	41,439	81,832	77,348

Total costs and expenses	380,312	332,796	654,795	593,517

Operating income (loss)	30,980	93,086	(4,893)	44,807
Other income, net	107	733	180	1,873
Interest expense	22,926	28,909	51,532	56,718
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	32,429	—	32,429	—

(Loss) income before income taxes	(24,268)	64,910	(88,674)	(10,038)
(Benefit from) provision for income taxes	(8,414)	25,790	(32,460)	(4,024)

Net (loss) income	$(15,854)	$39,120	$(56,214)	$(6,014)

Other comprehensive income:
Unrealized gain on derivatives, net of tax	2,286	—	2,580	—

Comprehensive (loss) income	$(13,568)	$39,120	$(53,634)	$(6,014)

(Loss) earnings per share:
Net (loss) income per share, basic	$(0.18)	$0.47	$(0.66)	$(0.07)

Net (loss) income per share, diluted	$(0.18)	$0.47	$(0.66)	$(0.07)

Weighted average commons shares outstanding:
Basic	88,222	82,448	85,510	82,436

Diluted	88,222	83,240	85,510	82,436

Cash dividends declared per share:
Cash dividends declared per share	$0.20	$6.07	$0.20	$6.07

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Gain	Total Stockholders’ Equity
Balance at December 31, 2012	82,737,008	$827	$456,923	$(6,648)	$(1,254)	$449,848
Equity-based compensation	74,561	1	2,221	—	—	2,222
Unrealized gain on derivatives, net of tax	—	—	—	—	2,580	2,580
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	10,000,000	100	245,341	—	—	245,441
Conversion of common stock into unvested restricted shares	(3,216,719)	(32)	32	—	—	—
Vesting of restricted shares	8,909	0	0	—	—	—
Dividend declared to stockholders	—	—	(18,072)	—	—	(18,072)
Net loss	—	—	—	(56,214)	—	(56,214)

Balance at March 31, 2013	89,603,759	$896	$686,445	$(62,862)	$1,326	$625,805

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(56,214)	$(6,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,832	77,348
Amortization of debt issuance costs and discounts	7,441	10,408
Loss on sale or disposal of property and equipment	4,235	6,100
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	32,429	—
Deferred income tax provision	(32,460)	(4,024)
Equity-based compensation	2,222	562
Changes in assets and liabilities:
Accounts receivable	(22,011)	(14,309)
Inventories	(9,563)	(9,335)
Prepaid expenses and other current assets	(1,914)	(1,973)
Accounts payable	26,070	15,606
Accrued salaries, wages and benefits	(8,498)	(3,574)
Deferred revenue	69,855	61,161
Other accrued expenses	4,179	5,066
Other assets and liabilities	128	3,834

Net cash provided by operating activities	97,731	140,856

Cash Flows From Investing Activities:
Capital expenditures	(88,025)	(115,603)
Change in restricted cash	(232)	—

Net cash used in investing activities	(88,257)	(115,603)

Cash Flows From Financing Activities:
Repayment of long-term debt	(182,229)	(7,118)
Redemption premium payment	(15,400)	—
Proceeds from the issuance of debt	1,455	487,163
Proceeds from issuance of common stock, net of underwriter commissions	253,800	—
Repayment of revolving credit facility, net	—	(4,000)
Dividends paid to stockholders	(184)	(463,187)
Debt issuance costs	(13,961)	(7,024)
Offering costs	(4,694)	—

Net cash provided by financing activities	38,787	5,834

Change in Cash and Cash Equivalents	48,261	31,087
Cash and Cash Equivalents—Beginning of period	45,675	66,663

Cash and Cash Equivalents—End of period	$93,936	$97,750

Supplemental Disclosures of Noncash Investing and Financing Activities
Dividends declared, but unpaid	$18,072	$40,003

Capital expenditures in accounts payable	$31,414	$34,785

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates eleven theme parks within the United States. The Company is majority owned by ten limited partnerships (the “Partnerships”), ultimately controlled by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors. On April 24, 2013, the Company completed an initial public offering in which it sold 10,000,000 shares of common stock and the selling shareholders of the Company sold 19,900,000 shares of common stock, including 3,900,000 shares pursuant to the exercise in full of the underwriters’ over-allotment option. The offering generated net proceeds of approximately $245,400 to the Company after deducting underwriting discounts, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling shareholders. See further discussion in Note 12-Stockholders Equity.

The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California, and Busch Gardens theme parks in Tampa, Florida, and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Diego, California (Aquatica), Tampa, Florida (Adventure Island), and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only attraction offering interaction with marine animals (Discovery Cove) and a seasonal park in Langhorne, Pennsylvania (Sesame Place).

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets, deferred revenue, equity compensation and the valuation of goodwill and other indefinite-lived intangible assets. Actual results could differ from those estimates.

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

3. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share is computed as follows (in thousands, except per share data):

	Three Months Ended June 30,						Six Months Ended June 30,
	2013			2012			2013			2012
	Net (Loss)	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net (Loss)	Shares	Per Share Amount	Net (Loss)	Shares	Per Share Amount
Basic (loss) earnings per share	$(15,854)	88,222	$(0.18)	$39,120	82,448	$0.47	$(56,214)	85,510	$(0.66)	$(6,014)	82,436	$(0.07)
Effect of dilutive incentive-based awards		—			792			—			—

Diluted (loss) earnings per share	$(15,854)	88,222	$(0.18)	$39,120	83,240	$0.47	$(56,214)	85,510	$(0.66)	$(6,014)	82,436	$(0.07)

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. The Company excluded potentially dilutive shares of 622 (in thousands) and 699 (in thousands), for the three and six months ended June 30, 2013, respectively, and potentially dilutive shares of 774 (in thousands), for the six months ended June 30, 2012, from the calculation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in those periods.

4. INCOME TAXES

Income tax expense is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2013 was 34.7% and 36.6%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2012 was 39.7% and 40.1%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. OTHER ACCRUED EXPENSES

Other accrued expenses at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012
Accrued property taxes	$7,065	$1,974
Accrued interest	2,894	3,877
Note payable	3,000	3,000
Self-insurance reserve	7,800	7,800
Other	2,552	2,699

Total other accrued expenses	$23,311	$19,350

6. LONG-TERM DEBT

Long-term debt as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Term Loan A	$—	$152,000
Term Loan B	—	1,293,774
Term B-2 Loans	1,405,000	—
Revolving credit agreement	—	—
Senior Notes	260,000	400,000

Total long-term debt	1,665,000	1,845,774
Less discounts	(19,121)	(21,800)
Less current maturities	(14,050)	(21,330)

Total long-term debt, net of current maturities	$1,631,829	$1,802,644

In conjunction with the Company’s initial public offering completed on April 24, 2013, the Company used $37,000 of the net proceeds received from the offering to repay a portion of the outstanding indebtedness under the then existing Term Loan B and $140,000 to redeem a portion of its Senior Notes at a redemption price of 111.0%, plus accrued and unpaid interest thereon. The redemption premium of $15,400 along with a write-off approximately $5,500 in related discounts and deferred financing costs is included in loss on early extinguishment of debt and write-off of discounts and deferred financing costs on the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013. See further discussion in Note 12-Stockholders’ Equity.

Senior Secured Credit Facilities

On March 30, 2012, April 5, 2013 and May 14, 2013, SEA entered into Amendments No. 3, 4 and 5, respectively, of the senior secured credit facilities (the “Senior Secured Credit Facilities”).

Amendment No. 3 increased the amount of Term B Loans (“Additional Term B Loans”) by $500,000 for the purposes of financing a dividend payment to the stockholders in the same amount during the three months ended March 31, 2012. The Additional Term B Loans were issued at a discount which was being amortized to interest expense using the weighted average interest method.

Amendment No. 4 amended the terms of the existing Senior Secured Credit Facilities to, among other things, permit SEA to pay certain distributions following an initial public offering and replaced the then existing $172,500 senior secured revolving credit facility with a new $192,500 senior secured revolving credit facility. The new senior secured revolving credit facility will mature on the earlier of (a) April 24, 2018 or (b) the 91st day prior to the earlier of (1) the maturity date with respect to Term A Loans with an aggregate principal amount greater than $50,000 outstanding, (2) the maturity date with respect to the Term B Loans with an aggregate principal amount greater than $150,000 outstanding, (3) the maturity date of Senior Notes (also referred to as “Mezzanine Debt”) with an aggregate principal amount greater than $50,000 outstanding and (4) the maturity date of any indebtedness incurred to refinance any of the Term A or Term B Loans or the Mezzanine Debt.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Amendment No. 5 amended the terms of the existing Senior Secured Credit Facilities to, among other things, refinance Term Loan A and Term Loan B into new Term B-2 Loans, extend the final maturity date of the term loan facilities, reduce future principal and interest payments, and provide for additional future borrowings.

The Term B-2 Loans were borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Term B-2 Loans bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate for the interest period relevant to such borrowing. The margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain leverage ratio. At June 30, 2013, the Company selected the LIBOR rate (interest rate of 3.00% at June 30, 2013).

Term B-2 Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on the Amendment No. 5 effective date, with the first payment being due on September 30, 2013 and the balance due on the final maturity date. The Term B-2 Loans have a final maturity date of May 14, 2020. Amendment No. 5 also permits SEA to add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $350,000. SEA may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the first lien secured net leverage ratio, as defined in the Senior Secured Credit Facility, is no greater than 3.50 to 1.00.

As a result of Amendment No. 5, approximately $11,500 of debt issuance costs were written off and included as loss on early extinguishment of debt and write-off of discounts and deferred financing costs on the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013. As a result of Amendments No. 4 and 5, the Company capitalized fees totaling approximately $14,000. Deferred financing costs, net of accumulated amortization, were $36,272 and $44,103 as of June 30, 2013 and December 31, 2012, respectively, are being amortized to interest expense using the weighted average interest method and are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

SEA had no amounts outstanding at June 30, 2013 and December 31, 2012, relating to the Revolving Credit Facility. As of June 30, 2013, the Company had approximately $18,500 of outstanding letters of credit.

On August 9, 2013, SEA entered into Amendment No. 6 of the Senior Secured Credit Facilities. Amendment No. 6 amends the calculation of the Company’s covenant EBITDA to allow the add back of the $46,300 termination fee paid in connection with the termination of the advisory agreement between the Company and affiliates of Blackstone. See Note 9-Related-Party Transactions for further discussion.

Senior Notes

In conjunction with the execution of Amendment No. 3 to the Senior Secured Credit Facilities, SEA also entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) dated March 30, 2012 relating to the Senior Notes. Among other matters, the Second Supplemental Indenture granted waivers to allow SEA to issue the additional $500,000 of Term B Loans to fund the dividend payment discussed above and decreased the interest rate on the Senior Notes from 13.5% per annum to 11% per annum. SEA can redeem the Senior Notes at any time and the Senior Notes are unsecured. Interest is paid semi-annually in arrears. Until December 1, 2014, and in the case of an Equity Offering (as defined in the indenture), SEA may redeem up to 35% of the Senior Notes at a price of 111% of the principal amount of the Senior Notes redeemed plus accrued interest using the net cash proceeds from an Equity Offering. Prior to December 1, 2014, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of the holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of the Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the Senior Notes at December 1, 2014 plus (ii) all required interest payments due on the Senior Notes through December 1, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of the Senior Notes. On or after December 1, 2014, the Senior Notes may be redeemed at 105.5% and 102.75% of the principal balance beginning on December 1, 2014 and 2015, respectively. The Second Supplemental Indenture also increased the minimum covenant leverage ratio from 2.75 to 1.00 to 3.00 to 1.00.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In conjunction with the execution of Amendment No. 4 to the Senior Secured Credit Facilities, SEA also entered into the Fourth Supplemental Indenture, dated April 5, 2013 (the “Fourth Supplemental Indenture”). The Fourth Supplemental Indenture increased by $20,000 the amount of debt that the Company can incur and have outstanding at one time under the Senior Secured Credit Facilities and amended the transactions with affiliates covenant to allow for the payment of a termination fee, not to exceed $50,000, in connection with the termination of the advisory agreement between the Company and affiliates of Blackstone (see Note 9-Related-Party Transactions).

Interest Rate Swap Agreements

On August 23, 2012, SEA executed two interest rate swap agreements (the “Interest Rate Swap Agreements”) to effectively fix the interest rate on $550,000 of the Term B Loans. Each interest rate swap had a notional amount of $275,000; was scheduled to mature on September 30, 2016; required the Company to pay a fixed rate of interest of 1.247% per annum; paid swap counterparties a variable rate of interest based upon three month BBA LIBOR; and had interest settlement dates occurring on the last day of December, March, June and September through maturity. SEA had designated such interest rate swap agreements as qualifying cash flow hedge accounting relationships. As a result of Amendment No. 5, in May 2013, the Interest Rate Swap Agreements were restructured into two interest rate swaps totaling $550,000 to match the refinanced debt. Each restructured interest rate swap has a notional amount of $275,000; matures on September 30, 2016; requires the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; pays swap counterparties a variable rate of interest based upon the greater of three month BBA LIBOR; and has interest settlement dates occurring on the last day of December, March, June and September through maturity. SEA designated such interest rate swap agreements as qualifying cash flow hedge accounting relationships as further discussed in Note 7-Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, and the Interest Rate Swap Agreements was $47,881 and $51,175 for the six month period ending June 30, 2013 and 2012, respectively.

Long-term debt at June 30, 2013, is repayable as follows, not including any possible prepayments:

Years Ending December 31,
2013	$7,025
2014	14,050
2015	14,050
2016	274,050
2017	14,050
Thereafter	1,341,775

Total	$1,665,000

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As of June 30, 2013 and December 31, 2012, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and six months ended June 30, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2013, the Company had two outstanding interest rate swaps with a combined notional of $550,000 that were designated as cash flow hedges of interest rate risk. In connection with Amendment No. 5 to the Senior Secured Credit Facility on May 14, 2013, the Company restructured the interest rate swaps to match the refinanced debt. The restructuring of the interest rate swap required a re-designation of the hedge accounting relationship. The re-designation is expected to result in the recognition of a minimal amount of ineffectiveness throughout the remaining term of the interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2013, there was no ineffective portion recognized in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1,567 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheet as of June 30, 2013:

	Asset Derivatives As of June 30, 2013		Liability Derivatives As of June 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$2,096	Other liabilities	$—

Total derivatives designated as hedging instruments		$2,096		$—

The unrealized gain on derivatives is recorded net of $1,378 and $1,416 in taxes for the three and six months ended June 30, 2013, respectively, and is included within the unaudited condensed consolidated statements of operations and comprehensive income (loss).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Derivatives in Cash Flow Hedging Relationships:
Gain related to effective portion of derivatives recognized in accumulated other comprehensive income	$4,046	$4,718
Loss related to effective portion of derivatives reclassified from accumulated other comprehensive income to interest expense	$(382)	$(722)
Gain (loss) related to ineffective portion of derivatives recognized in other income (expense)	$—	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2013, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2,191. As of June 30, 2013, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at their termination value of $2,191.

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurements and Disclosures, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of June 30, 2013 approximates their carrying value due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes are classified in Level 3 of the fair value hierarchy and have been valued using significant inputs that are not observable in the market including a discount rate of 11.05% and projected cash flows of the underlying Senior Notes.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents the Company’s estimated fair value measurements and related classifications as of June 30, 2013:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
Assets:
Derivative financial instruments (a)	$—	$2,096	$—	$2,096
Liabilities:
Long-term obligations (b)	$—	$1,405,000	$265,751	$1,670,751

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other assets of $2,096. There were no transfers between Levels 1, 2 or 3 during the three or six months ended June 30, 2013.
(b)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,631,829 as of June 30, 2013.

The Company did not have any assets measured at fair value at December 31, 2012. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Liabilities:
Letters of Credit	$—	$11,569	$—	$11,569
Long-term obligations (a)	$—	$1,445,774	$416,317	$1,862,091
Derivative financial instruments (b)	$—	$1,880	$—	$1,880

(a)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $21,330 and long-term debt of $1,802,644 as of December 31, 2012.
(b)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $1,880 at December 31, 2012.

9. RELATED-PARTY TRANSACTIONS

Certain affiliates of Blackstone provided monitoring, advisory, and consulting services to the Company under an advisory fee agreement (the “2009 Advisory Agreement”), which was terminated on April 24, 2013 in connection with the completion of the initial public offering (see Note 12 – Stockholders’ Equity). Fees related to these services, which were based upon a multiple of EBITDA as defined in the 2009 Advisory Agreement, amounted to $1,874 and $2,799 for the three and six months ended June 30, 2013, respectively, and $1,999 and $2,811 for the three and six months ended June 30, 2012, respectively. These amounts are included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In connection with the completion of the initial public offering on April 24, 2013 (see Note 12 – Stockholders’ Equity), the 2009 Advisory Agreement between the Company and affiliates of Blackstone was terminated (except for provisions relating to indemnification and certain other provisions, which survived termination). In connection with such termination, the Company paid a termination fee of $46,300 to Blackstone with a portion of the net proceeds from the offering and wrote-off $3,772 of the 2013 prepaid advisory fee. The combined expense of $50,072 is recorded as termination of advisory agreement in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

On March 30, 2012, the Company declared and paid a $500,000 cash dividend to its stockholders. In June 2013, the Company’s Board of Directors declared a cash dividend of $0.20 per share payable on July 1, 2013 to all common stockholders of record at the close of business on June 20, 2013. In connection with the dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $500,000 and $11,749 on March 30, 2012 and July 1, 2013, respectively.

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

11. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value. The cost is recognized over the requisite service period, which is generally the vesting period.

Employee Units Surrendered for Common Stock

Prior to April 18, 2013, the Company had an Employee Unit Incentive Plan (“Employee Unit Plan”). Under the Employee Unit Plan, the Partnerships granted Employee Units to certain key employees of SEA (“Employee Units”). The Employee Units which were granted were accounted for as equity awards and were divided into three tranches, Time-Vesting Units (“TVUs”), 2.25x Performance Vesting Units (“PVUs”) and 2.75x PVUs. Upon vesting of the Employee Units, the Company issued the corresponding number of shares of common stock of the Company to the Partnerships. There was no related cost to the employee upon vesting of the units. As of April 18, 2013, 669,293 Employee Units had been granted under the Employee Unit Plan, net of forfeitures. Separately, certain members of management in 2011 also purchased an aggregate of 29,240 Class D Units of the Partnerships (“Class D Units”).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Prior to the consummation of the Company’s initial public offering, on April 18, 2013, the Employee Units and Class D Units held by certain of the Company’s directors, officers, employees, and consultants were surrendered to the Partnerships and such individuals received an aggregate of 4,165,861 shares of the Company’s issued and outstanding common stock from the Partnerships. The number of shares of the Company’s common stock received by such individuals from the Partnerships was determined in a manner intended to replicate the economic value to each equity holder immediately prior to the transaction. The Class D Units and vested Employee Units were surrendered for an aggregate of 949,142 shares of common stock. The unvested Employee Units were surrendered for an aggregate of 3,216,719 unvested restricted shares of the Company’s common stock, which are subject to vesting terms substantially similar to those applicable to the unvested Employee Units immediately prior to the transaction. These unvested restricted shares consist of Time Restricted shares, and 2.25x and 2.75x Performance Restricted shares, which, for accounting purposes, such shares were removed from issued and outstanding shares until their restrictions are met, as shown on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity. The following table sets forth the number of Class D Units and Employee Units surrendered for shares of common stock prior to the consummation of the Company’s initial public offering:

	Units	Shares of Common Stock
	(not in thousands)
Vested TVUs surrendered for shares of stock	121,206	727,852
Class D Units surrendered for shares of stock	29,240	221,290

Total Class D Units and vested TVUs surrendered for shares of stock	150,446	949,142

Unvested TVUs surrendered for unvested Time Restricted shares of stock	103,913	599,215
2.25x PVUs surrendered for 2.25x Performance Restricted shares of stock	222,087	1,308,752
2.75x PVUs surrendered for 2.75x Performance Restricted shares of stock	222,087	1,308,752

Total unvested TVUs and PVUs surrendered for shares of unvested restricted stock	548,087	3,216,719

Total units surrendered for shares of stock and unvested restricted stock	698,533	4,165,861

Time-Vesting Units (TVUs) and Time Restricted Shares

One-third of the Employee Units originally granted vested over five years (20% per year). Generally, the vesting began on the earlier of December 1, 2009, or the grant date. Vesting was contingent upon continued employment. In the event of a change of control (defined as a sale or disposition of the assets of the limited partnership to other than a Blackstone affiliated group or, if any group other than a Blackstone-affiliated entity, becomes the general partner or the beneficial owner of more than 50% interest), the TVUs immediately 100% vested. The TVUs were originally recorded at the fair market value at the date of grant and were being amortized to compensation expense over the vesting period.

The shares of stock received upon surrender of the Employee Units contain substantially identical terms, conditions and vesting schedules as the previously outstanding Employee Units. In accordance with the guidance in ASC 718-20, Compensation-Stock Compensation, the surrender of the Employee Units for shares of common stock and Time Restricted shares qualifies as a modification of an equity compensation plan. As such, the Company calculated the incremental fair value of the TVU awards immediately prior to and after their modification and determined that $282 of incremental equity compensation cost would be recorded upon surrender of the vested TVUs for vested shares of stock in the three months ended June 30, 2013. The remaining incremental compensation cost of $220 which represents the incremental cost on the unvested TVUs which were surrendered for unvested Time Restricted shares of restricted stock, will be added to the original grant date fair value of the TVU awards and amortized to compensation expense over the remaining vesting period.

Total combined compensation expense related to these TVU and Time Restricted share awards was $611 and $931 for the three and six months ended June 30, 2013 and $300 and $567 for the three and six months ended June 30, 2012 and is included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statement of operations and comprehensive income (loss) and as contributed capital in the accompanying unaudited condensed consolidated statements of stockholders’ equity. Total unrecognized compensation cost related to the unvested Time Restricted shares, expected to be recognized over the remaining vesting term which approximates two years, was approximately $2,295 as of June 30, 2013. The activity related to

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the TVU and Time Restricted share awards for the six months ended June 30, 2013, is as follows:

	Employee Units	Shares	Weighted Average Fair Value (per Unit/Share)	Weighted Average Remaining Contractual Term
	(not in thousands)
Outstanding unvested TVUs at December 31, 2012	112,701		$21.70
Vested units	(8,788)		$22.71
TVUs surrendered for unvested Time Restricted shares of stock	(103,913)	599,215	$4.38
Vested shares	—	(8,909)	$4.38
Forfeited	—	—	—

Outstanding unvested Time Restricted shares of stock at June 30, 2013	—	590,306	$4.38	25 months

2.25x and 2.75x Performance Vesting Units (PVUs) and Performance Restricted Shares

Two tranches of the Employee Units vested only if certain events occur. The 2.25x PVUs under the Employee Unit Plan vested if the employee is employed by the Company when and if Blackstone receives cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of its Partnerships units equal to (x) a 20% annualized effective compounded return rate on Blackstone’s investment and (y) a 2.25x on Blackstone’s investment. The 2.75x PVUs under the Employee Unit Plan vested if the employee is employed by the Company when and if Blackstone received cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of its Partnerships units equal to (x) a 15% annualized effective compounded return rate on Blackstone’s investment and (y) a 2.75x multiple on Blackstone’s investment. The PVUs had no termination date other than termination of employment from the Company and there were no service or period vesting conditions associated with the PVUs other than employment at the time the benchmark was reached; no compensation was recorded related to these PVUs prior to the modification since their exercise was not considered probable. The unvested Performance Restricted shares received upon surrender of the Employee Unit PVUs contain substantially the same terms and conditions as the previously outstanding PVUs. No compensation expense will be recorded related to the Performance Restricted shares until their vesting is probable, accordingly, no compensation expense has been recorded during the six months ended June 30, 2013 or 2012 related to these PVU or Performance Restricted share awards.

The activity related to the 2.25x Performance Restricted shares for the six months ended June 30, 2013, is as follows:

	Employee Units	Shares
	(not in thousands)
Outstanding 2.25x PVUs at December 31, 2012	225,051
Forfeited	(2,964)
2.25x PVUs surrendered for unvested 2.25x Performance Restricted shares of stock	(222,087)	1,308,752
Vested		—

Outstanding unvested 2.25x Performance Restricted shares of stock at June 30, 2013	—	1,308,752

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The activity related to the 2.75x Performance Restricted shares for the six months ended June 30, 2013, is as follows:

	Employee Units	Shares
	(not in thousands)
Outstanding 2.75x PVUs at December 31, 2012	225,051
Forfeited	(2,964)
2.75x PVUs surrendered for unvested 2.75x Performance Restricted shares of stock	(222,087)	1,308,752
Vested		—

Outstanding unvested 2.75x Performance Restricted shares of stock at June 30, 2013	—	1,308,752

The fair value of each Employee Unit originally granted was estimated on the date of grant using a composite of the discounted cash flow model and the guideline public company approach to determine the underlying enterprise value. The discounted cash flow model was based upon significant inputs that are not observable in the market. Key assumptions included projected cash flows, a discount rate of 10.5%, and a terminal value. The guideline public company approach uses relevant public company valuation multiples to determine fair value. The value of the individual equity tranches was allocated based upon the Option-Pricing Method model. Significant assumptions included a holding period of 2.6 to 3.6 years, a risk free rate of 0.33% to 1.22%, volatility of approximately 49% to 57%, a discount for lack of marketability, depending upon the units, from 31% to 53% and a 0 dividend yield. Volatility for SEA’s stock at the date of grant was estimated using the average volatility calculated for a peer group, which is based upon daily price observations over the estimated term of units granted.

In order to calculate the incremental fair value at the modification date, the Option-Pricing Method model was used to estimate the fair value prior to the modification. For the fair value after the modification, the initial public offering price of $27.00 per share was used to calculate the fair value of the TVUs while the fair value of the PVUs was estimated using an asset-or-nothing call option approach. Significant assumptions used in both the Option-Pricing Method model and the asset-or-nothing call option approach included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 37.6% based on re-levered historical and implied equity volatility of comparable companies and a 0 dividend yield.

2013 Omnibus Incentive Plan

The Company reserved 15,000,000 shares of common stock for future issuance under the Company’s new 2013 Omnibus Incentive Plan (“2013 Omnibus Plan”). The 2013 Omnibus Plan is administered by the compensation committee of the Board of Directors, and provides that the Company may grant equity incentive awards to eligible employees, directors, consultants or advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and performance compensation awards. If an award under the 2013 Omnibus Plan terminates, lapses, or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the 2013 Omnibus Plan.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On April 19, 2013, 494,557 shares of restricted stock were granted to the Company’s directors, officers and employees under the 2013 Omnibus Incentive Plan (the “2013 Grant”). The shares granted were in the form of time vesting restricted shares (“Time Restricted 2013 shares”), 2.25x performance restricted shares (“2.25x Performance Restricted 2013 shares”) and 2.75x performance restricted shares (“2.75x Performance Restricted 2013 shares”). The activity related to the 2013 Grant for the six months ended June 30, 2013, is as follows:

	Shares		Weighted Average Grant Date Fair Value (per Share)	Weighted Average Remaining Contractual Term
	(not in thousands	)
2013 Grant
Granted:
Time Restricted 2013 shares vesting after lock up period	85,647		$33.52	6 months
Time Restricted 2013 shares vesting over remaining service period	82,290		$33.52	25 months
2.25x Performance Restricted 2013 shares	163,310		$30.46
2.75x Performance Restricted 2013 shares	163,310		$23.05
Vested	—		—
Forfeited	—		—

Outstanding 2013 Grant unvested restricted shares at June 30, 2013	494,557		$29.05

The vesting terms and conditions of the Time Restricted 2013 shares, the 2.25x Performance Restricted 2013 shares, and the 2.75x Performance Restricted 2013 shares included in the 2013 Grant are substantially the same as those of the previous Employee Unit Plan TVUs, 2.25x PVUs, and 2.75x PVUs, respectively, (see previous discussion concerning the TVU and PVU vesting conditions). For the Time Restricted 2013 shares, after an initial 180 day post initial public offering lock up period, the vesting schedule from the Employee Unit Plan carries over so that each recipient will vest in the 2013 Grant in the same proportion as they were vested in the previous Employee Unit Plan. The remaining unvested shares will vest over the remaining service period, subject to substantially the same vesting conditions which carried over from the previous Employee Unit Plan.

The grant date fair value for the Time Restricted 2013 shares awarded was determined based on the closing market price of the Company’s stock at the date of grant applied to the total number of shares that are anticipated to fully vest. The fair value of the restricted shares will be recognized as equity compensation on a straight-line basis over the requisite service period as if the award was, in substance, multiple awards consisting of the Time Restricted 2013 shares which vest at the end of the 180 day lock up period, and the remaining Time Restricted 2013 shares which vest over the requisite service period. As a result, approximately $1,291 of equity compensation expense was recognized in the three months ended June 30, 2013 related to the 2013 Grant, leaving unrecognized equity compensation expense related to the Time Restricted 2013 shares of $1,914 to be recognized by the end of the lock up period and $2,424 to be recognized over the remaining requisite service period.

The grant date fair value of the 2.25x and 2.75x Performance Restricted 2013 shares was measured using the asset-or-nothing option pricing model. Significant assumptions included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 33.2% based on re-levered historical and implied equity volatility of comparable companies and a 0 dividend yield. There is no compensation expense recorded related to the Performance Restricted 2013 shares until their issuance is probable. Total unrecognized compensation expense as of June 30, 2013 for the 2013 Grant was approximately $4,974 and $3,764 for the 2.25x Performance Restricted 2013 shares and 2.75x Performance Restricted 2013 shares, respectively.

As of June 30, 2013, there were 14,505,443 shares of common stock available for future issuance under the Company’s 2013 Omnibus Plan.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. STOCKHOLDERS’ EQUITY

Stock Split

On April 7, 2013, the Company’s Board of Directors authorized an eight-for-one split of the Company’s common stock which was effective on April 8, 2013. The Company retained the current par value of $0.01 per share for all shares of common stock after the stock split, and accordingly, stockholders’ equity on the accompanying unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of changes in stockholders’ equity reflects the stock split by reclassifying from “Additional paid-in capital” to “Common stock” an amount equal to the par value of the additional shares arising from the split. The Company’s historical share and per share information has been retroactively adjusted to give effect to this stock split.

Contemporaneously with the stock split, the Company’s Board of Directors approved an increase in the number of authorized shares of common stock to 1 billion shares. Additionally, upon the consummation of the initial public offering, the Board of Directors authorized 100,000,000 shares of preferred stock at a par value of $0.01 per share.

Initial Public Offering and Use of Proceeds

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

The Company’s shares of common stock were sold at an initial public offering price of $27.00 per share, which generated net proceeds of approximately $245,400 to the Company after deducting underwriting discounts, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling shareholders. The Company used a portion of the net proceeds received in the offering to redeem $140,000 in aggregate principal amount of its Senior Notes at a redemption price of 111.0% plus accrued and unpaid interest thereon, pursuant to a provision in the indenture governing the Senior Notes that permits the Company to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings. In addition, the Company used approximately $46,300 of the net proceeds received from the offering to make a one-time payment to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement (see Note 9 – Related-Party Transactions). Of the net proceeds received from the offering, $37,000 was used to repay a portion of the outstanding indebtedness under Term Loan B. The remainder of the proceeds was used for other general corporate purposes.

Dividends

In March 2012, the Company declared a $500,000 cash dividend to its common stockholders, which at that time consisted of entities controlled by certain affiliates of Blackstone. In June 2013, the Company’s Board of Directors adopted a policy to pay a regular quarterly dividend. As a result, an initial quarterly cash dividend of $0.20 per share payable on July 1, 2013 was declared to all common stockholders of record at the close of business on June 20, 2013. Unvested restricted shares carry dividend rights and therefore the dividends are payable as the shares vest in accordance with the underlying stock compensation grants. As of June 30, 2013, the Company had $18,072 of cash dividends payable included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet. Dividends on the 2.25x and 2.75x Performance Restricted shares, including the 2.25x and 2.75x Performance Restricted 2013 shares (collectively the “Performance Restricted shares”), were approximately $294 for each tranche and will accumulate and be paid only if and to the extent the Performance Restricted shares vest in accordance with their terms. The Company has not recorded a payable related to these dividends as the vesting of the Performance Restricted Shares is not probable.

13. SUBSEQUENT EVENTS

In connection with the preparation of the unaudited condensed consolidated financial statements, the Company evaluated subsequent events after the condensed consolidated balance sheet date through the date the unaudited condensed consolidated financial statements were issued, to determine whether any events occurred that required recognition or disclosure in the accompanying unaudited condensed consolidated financial statements. The Company believes there are no additional events which require disclosure.

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

Business Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands, including SeaWorld, Shamu and Busch Gardens. Over our more than 50-year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind collection of approximately 67,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. In addition to our theme parks, we have recently begun to leverage our brands into media, entertainment and consumer products. During the three months ended June 30, 2013, we hosted approximately 6.6 million guests in our theme parks, including approximately 0.8 million international guests. In the three months ended June 30, 2013, we generated total revenues of $411.3 million and incurred a net loss of $15.9 million. During the six months ended June 30, 2013, we hosted approximately 10.1 million guests in our theme parks, including approximately 1.5 million international guests. In the six months ended June 30, 2013, we generated total revenues of $649.9 million and incurred a net loss of $56.2 million.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admission revenue divided by total attendance. Theme park admissions accounted for approximately 62% and 63% of our revenue for the three and six months ended June 30, 2013, respectively. For the second quarter of 2013, we reported $38.85 in admission per capita, representing an increase of 8.7% from the second quarter of 2012. For the six months ended June 30, 2013, we reported $40.49 in admission per capita, representing an increase of 10.1% from the same period in 2012. Admission per capita is driven by ticket pricing, the mix of tickets purchased (such as single day, multi-day and annual pass) and the mix of attendance by theme parks visited.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the three and six months ended June 30, 2013, food, merchandise and other revenue accounted for approximately 38% and 37% of our total revenue, respectively. For the second quarter of 2013, we reported $23.81 of in-park per capita spending, representing an increase of 3.5% from the second quarter of 2012. For the six months ended June 30, 2013, we reported $24.10 of in-park per capita spending, representing an increase of 4.5% from the same period in 2012. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending.

Trends Affecting Our Results of Operations

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. The recent severe economic downturn, coupled with high volatility and uncertainty as to the future global economic landscape, has had and continues to have an adverse effect on consumers’ discretionary income and consumer confidence. Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. Historically, our revenue and attendance growth have been highly correlated with domestic economic growth, as reflected in the gross domestic product (“GDP”) and the overall level of growth in domestic consumer spending. For example, in 2009 and 2010, we experienced a decline in attendance as a result of the global economic crisis, which in turn adversely affected our revenue and profitability. We expect that forecasted moderate improvements in GDP and growth in domestic consumer spending will have a positive impact on our future performance. Both attendance and total per capita spending at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition, results of operations and cash flows.

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

Costs and Expenses

The principal costs of our operations are employee salaries, employee benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels. A large portion of our expenses is relatively fixed because the costs for full-time employees, maintenance, animal care, utilities, advertising and insurance do not vary significantly with attendance. For factors affecting our costs and expenses, see the “Risk Factors” section of our prospectus.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into revenue and related expenses at the time of the exchange and approximates the fair value of the goods or services received.

Results of Operations

The following discussion provides an analysis of our operating results for the three and six months ended June 30, 2013 and 2012. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table presents key operating and financial information for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013	2012
	(Unaudited, in thousands, except per capita data)
Net revenues:
Admissions	$255,001	$259,058
Food, merchandise and other	156,291	166,824

Total revenues	411,292	425,882

Costs and expenses:
Cost of food, merchandise and other revenues	32,974	36,959
Operating expenses	194,674	205,370
Selling, general and administrative	62,168	49,028
Termination of advisory agreement	50,072	—
Depreciation and amortization	40,424	41,439

Total costs and expenses	380,312	332,796

Operating income	30,980	93,086
Other income, net	107	733
Interest expense	22,926	28,909
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	32,429	—

(Loss) income before income taxes	(24,268)	64,910
(Benefit from) provision for income taxes	(8,414)	25,790

Net (loss) income	$(15,854)	$39,120

Other data:
Attendance	6,563	7,249

Total revenue per capita	$62.67	$58.75

Admissions revenue. Admissions revenue for the three months ended June 30, 2013 decreased $4.1 million (2%) to $255.0 million as compared to $259.1 million for the three months ended June 30, 2012. The decrease in admissions revenue was a result of a 9% decrease in attendance, which was largely offset by a 9% increase in admission per capita from $35.74 in the second quarter of 2012 to $38.85 in the second quarter of 2013. Attendance in the quarter decreased primarily due to the timing and compression of Easter in 2013 along with the impact of adverse weather conditions particularly at our Florida and Virginia parks during the second quarter of 2013. These weather conditions also impacted all but one of our park locations in the month of June. Attendance also declined due to the expected impact of new pricing and yield management strategies. The improvement in admission per capita was primarily a result of higher ticket pricing and yield management strategies including a reduction in ticket price promotional offerings.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2013 decreased $10.5 million (6%) to $156.3 million as compared to $166.8 million for the three months ended June 30, 2012. This decrease was a result of a 9% decrease in total attendance, which was partially offset by a 3% increase in in-park per capita spending from $23.01 in the second quarter of 2012 to $23.81 in the second quarter of 2013. The increase in in-park per capita spending was primarily due to targeted price increases and increased in-park offerings reflecting our continued efforts to provide incremental and enhanced service offerings.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2013 decreased $4.0 million (11%) to $33.0 million as compared to $37.0 million for the three months ended June 30, 2012. These costs represent 21.1% of related revenue earned for the three months ended June 30, 2013 and 22.2% of related revenue earned for the three months ended June 30, 2012.

Operating expenses. Operating expenses for the three months ended June 30, 2013 decreased $10.7 million (5%) to $194.7 million as compared to $205.4 million for the three months ended June 30, 2012. Operating expenses reflected 47.3% of total revenues for the three months ended June 30, 2013 and 48.2% for the three months ended June 30, 2012. The decrease in operating expenses was primarily driven by reduced variable costs, including direct labor costs due to the impact of reduced attendance along with successful expense reductions implemented to offset the volume decline.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2013 increased $13.2 million (27%) to $62.2 million as compared to $49.0 million for the three months ended June 30, 2012. As a percent of total revenue, selling, general and administrative expenses were 15.1% in the three months ended June 30, 2013 compared to 11.5% in the second quarter of 2012. This increase was primarily a result of the timing of advertising and media expenses and additional promotional costs surrounding the opening of Antarctica. Selling, general and administrative expenses were also impacted by additional equity compensation expense primarily related to a new restricted stock grant in April 2013 as well as an increase in corporate salaries due to planned additions to our corporate structure as a result of our initial public offering and the related increased public company requirements.

Termination of advisory agreement. During the three months ended June 30, 2013, in conjunction with the completion of our initial public offering, the 2009 Advisory Agreement was terminated. In connection with such termination, we paid a termination fee of $46.3 million to an affiliate of Blackstone and recorded a write-off of $3.8 million in 2013 prepaid advisory fees.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2013 decreased $1.0 million (2%) to $40.4 million as compared to $41.4 million for the three months ended June 30, 2012.

Interest expense. Interest expense for the three months ended June 30, 2013 decreased $6.0 million (21%) to $22.9 million as compared to $28.9 million for the three months ended June 30, 2012, primarily reflecting the effects of the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million in term loan under our Senior Secured Credit Facilities in April 2013 with a portion of the net proceeds from our initial public offering as well as the impact of Amendment No. 5 to our Senior Secured Credit Facilities, which reduced our interest rate.

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs. Loss on early extinguishment of debt and write-off of discounts and deferred financing costs of $32.4 million for the three months ended June 30, 2013 relates to a $15.4 million premium paid for the early redemption of $140.0 million of our Senior Notes with a portion of the net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and the write-off of approximately $11.5 million of certain debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.

(Benefit from) provision for income taxes. (Benefit from) provision for income taxes for the three months ended June 30, 2013 was a benefit of $8.4 million compared to a provision of $25.8 million in the three months ended June 30, 2012. The benefit in the second quarter of 2013 compared to the provision in the second quarter of 2012 primarily results from a pretax loss in the second quarter of 2013 compared to pretax income in the prior year quarter partially offset by a decrease in our effective income tax rate (from 39.7% to 34.7%). Our effective income tax rate decreased due to changes in our state tax compliance structure along with certain non-recurring tax credits.

Comparison of the Six Months Ended June 30, 2013 and 2012

The following table presents key operating and financial information for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited, in thousands, except per capita data)
Net revenues:
Admissions	$407,427	$392,313
Food, merchandise and other	242,475	246,011

Total revenues	649,902	638,324

Costs and expenses:
Cost of food, merchandise and other revenues	52,802	55,659
Operating expenses	367,934	368,746
Selling, general and administrative	102,155	91,764
Termination of advisory agreement	50,072	—
Depreciation and amortization	81,832	77,348

Total costs and expenses	654,795	593,517

Operating (loss) income	(4,893)	44,807
Other income, net	180	1,873
Interest expense	51,532	56,718
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	32,429	—

Loss before income taxes	(88,674)	(10,038)
Benefit from income taxes	(32,460)	(4,024)

Net loss	$(56,214)	$(6,014)

Other data:
Attendance	10,062	10,667

Total revenue per capita	$64.59	$59.84

Admissions revenue. Admissions revenue for the six months ended June 30, 2013 increased $15.1 million (4%) to $407.4 million as compared to $392.3 million for the six months ended June 30, 2012. The increase in revenue was a result of a 10% increase in admission per capita from $36.78 in the first half of 2012 to $40.49 in the first half of 2013 offset largely by a 6% decrease in total attendance. The improvement in admission per capita was primarily a result of higher ticket pricing and yield management strategies including a reduction in promotional ticket price offerings. Attendance in 2013 declined primarily due to the expected impact of these new pricing and yield management strategies, along with the impact of adverse weather conditions, particularly at our Florida and Virginia parks during the second quarter. These weather conditions also impacted all but one of our park locations in the month of June. The unfavorable timing of Easter on March 31st in 2013 also contributed to the attendance decline as it caused an overlap with the spring break holiday period for schools in many of our key markets.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2013 decreased $3.5 million (1%) to $242.5 million as compared to $246.0 million for the six months ended June 30, 2012. This decrease was a result of the decrease in attendance offset by a 5% increase in in-park per capita spending from $23.06 in the first half of 2012 to $24.10 in the first half of 2013. The increase in in-park per capita spending was due to targeted price increases and increased penetration and in-park offerings reflecting our continued efforts to provide incremental and enhanced service offerings.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2013 decreased $2.9 million (5%) to $52.8 million as compared to $55.7 million for the six months ended June 30, 2012. These costs represent 21.8% of related revenue earned for the six months ended June 30, 2013 and 22.6% of related revenue earned for the six months ended June 30, 2012.

Operating expenses. Operating expenses for the six months ended June 30, 2013 decreased slightly by $0.8 million (less than 1%) to $367.9 million as compared to $368.7 million for the six months ended June 30, 2012. Operating expenses reflected 56.6% of total revenues for the six months ended June 30, 2013 and 57.8% for the six months ended June 30, 2012.

Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2013 increased $10.4 million (11%) to $102.2 million as compared to $91.8 million for the six months ended June 30, 2012. As a percent of total revenue, selling, general and administrative expenses were 15.7% in the six months ended June 30, 2013 compared to 14.4% in the six months ended June 30, 2012. This increase was primarily a result of the timing of advertising and media expenses and additional promotional costs surrounding the opening of Antarctica. Selling, general and administrative expenses were also impacted by additional equity compensation expense primarily related to a new restricted stock grant in April 2013 as well as an increase in corporate salaries due to planned additions to our corporate structure as a result of our initial public offering and the related increased public company requirements.

Termination of advisory agreement. During the six months ended June 30, 2013, in conjunction with the completion of our initial public offering, the 2009 Advisory Agreement was terminated. In connection with such termination, we paid a termination fee of $46.3 million to an affiliate of Blackstone and recorded a write-off of $3.8 million in 2013 prepaid advisory fees.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2013 increased $4.5 million (6%) to $81.8 million as compared to $77.3 million for the six months ended June 30, 2012. The increase was primarily attributable to asset additions during the prior 12 month period.

Interest expense. Interest expense for the six months ended June 30, 2013 decreased $5.2 million (9%) to $51.5 million as compared to $56.7 million for the six months ended June 30, 2012, primarily reflecting the effects of our March 2012 and May 2013 amendments to the terms of our Senior Secured Credit Facilities, which reduced our interest rates as well as the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million in term loan under our Senior Secured Credit Facilities in April 2013 with a portion of the net proceeds from our initial public offering.

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs. Loss on early extinguishment of debt and write-off of discounts and deferred financing costs of $32.4 million for the six months ended June 30, 2013 relates to a $15.4 million premium paid for the early redemption of $140.0 million of our Senior Notes with a portion of the net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and the write-off of approximately $11.5 million of certain debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.

Benefit from income taxes. Benefit from income taxes for the six months ended June 30, 2013 was $32.5 million compared to $4.0 million in the six months ended June 30, 2012. The increase primarily results from the increase in pretax loss in the first half of 2013 compared to the first half of 2012 offset by a decrease in our effective income tax rate (from 40.1% to 36.6%). Our effective income tax rate decreased due to changes in our state tax compliance structure along with certain non-recurring tax credits.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and common stock dividends. We operated with a working capital deficit in the three and six months ending June 30, 2013 and 2012 and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

In June 2013, our Board of Directors adopted a policy to pay quarterly dividends. As a result, an initial quarterly cash dividend of $0.20 per share, payable on July 1, 2013, was declared to all common stockholders of record at the close of business on June 20, 2013. Approximately $17.9 million was paid on July 1, 2013 and approximately $0.2 million will be paid as certain time restricted shares vest over their requisite service period. Dividends on certain performance restricted shares were approximately $0.6 million and will accumulate and be paid only if and to the extent the shares vest in accordance with their terms. See Note 12-Dividends to our unaudited condensed consolidated financial statements therein for further discussion.

In March 2012, the Board of Directors declared a $500.0 million cash dividend to our common stockholders, which at that time consisted of entities controlled by certain affiliates of Blackstone, of which $463.2 million was paid in the six months ended June 30, 2012. The amount and timing of any future dividends payable on our common stock is within the sole discretion of our Board of Directors.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under the Senior Secured Credit Facilities will be adequate to meet the capital expenditures, dividends and working capital requirements of our operations for at least the next 12 months.

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited, in thousands)
Net cash provided by operating activities	$97,731	$140,856
Net cash used in investing activities	(88,257)	(115,603)
Net cash provided by financing activities	38,787	5,834

Net increase in cash	$48,261	$31,087

Cash Flows from Operating Activities

Net cash provided by operating activities was $97.7 million during the six months ended June 30, 2013 as compared to $140.9 million during the six months ended June 30, 2012. The decrease in net cash provided by operating activities was impacted by the cash payment of $46.3 million for the 2009 Advisory Agreement termination fee in conjunction with our initial public offering during the six months ended June 30, 2013, offset by additional cash generated from theme park operations due to an increase in total revenue primarily related to higher admissions per capita resulting from ticket pricing increases and yield management strategies, such as reductions in promotional offers.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the six months ended June 30, 2013 consisted of capital expenditures of $88.0 million largely related to future attractions. Net cash used in investing activities during the six months ended June 30, 2012 consisted of $115.6 million of capital expenditures largely related to a greater number of attractions opening in 2012 due to capital under-investments in previous years.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2013 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2013 was primarily attributable to proceeds of $253.8 million from our initial public offering, net of underwriter commissions, offset by $182.2 million of repayments of debt which primarily included the redemption of $140.0 million of our Senior Notes and a repayment of $37.0 million of indebtedness under our Term Loan B. We also paid $15.4 million in a redemption premium for the Senior Notes, $14.0 million in debt issuance costs and $4.7 million in offering costs during the six months ended June 30, 2013.

Net cash provided by financing activities during the six months ended June 30, 2012 was primarily attributable to proceeds of $487.2 million from the term loan borrowings under the Senior Secured Credit Facilities. This was partially offset by dividends paid of $463.2 million, debt issuance costs paid of $7.0 million and $4.0 million of repayments on the revolving credit facility.

Our Indebtedness

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Senior Secured Credit Facilities

SeaWorld Parks and Entertainment, Inc. (“SEA”) is the borrower under our senior secured credit facilities (the “Senior Secured Credit Facilities”). The obligations under the Senior Secured Credit Facilities are fully, unconditionally and irrevocably guaranteed by each of the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and, subject to certain exceptions, each of SEA’s existing and future material domestic wholly-owned subsidiaries (collectively, the “Guarantors”). The Senior Secured Credit Facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, substantially all SEA’s direct or indirect domestic subsidiaries (other than a domestic subsidiary that is a subsidiary of a foreign subsidiary) and 65% of the capital stock of, or other equity interests in, any of SEA’s foreign subsidiaries and any of SEA’s domestic subsidiaries that are treated as disregarded entities for U.S. federal income tax purposes if substantially all the assets of such domestic subsidiary consist of equity interests of one or more “controlled foreign corporations” within the meaning of the Internal Revenue Code and (ii) certain tangible and intangible assets of SEA and those of the Guarantors (subject to certain exceptions and qualifications).

Our Senior Secured Credit Facilities as of June 30, 2013, consisted of:

•	a $1,405.0 million senior secured term loan facility (the “Term B-2 Loans”), which will mature on the May 14, 2020.

•

a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon at June 30, 2013. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 or (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes (also referred to as “Mezzanine Debt”) with an aggregate principal amount greater than $50,000 outstanding and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans or the Mezzanine Debt, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swingline borrowings. As of June 30, 2013, we had approximately $18.5 million of outstanding letters of credit.

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

In conjunction with our initial public offering in April 2013, we used $37.0 million of the net proceeds received by us from our initial public offering to repay a portion of the outstanding indebtedness under the then existing Term Loan B.

Amendments to the Senior Secured Credit Facilities

On March 30, 2012, April 5, 2013 and May 14, 2013, SEA entered into Amendments No. 3, 4 and 5, respectively, of the Senior Secured Credit Facilities.

Amendment No. 3 increased the amount of Term B Loans (“Additional Term B Loans”) by $500.0 million for the purposes of financing a dividend payment to the stockholders in the same amount during the three months ended March 31, 2012. The Additional Term B Loans were issued at a discount which was being amortized to interest expense using the weighted average interest method.

Amendment No. 4 amended the terms of the existing Senior Secured Credit Facilities to, among other things, permit SEA to pay certain distributions following an initial public offering and replaced the then existing $172.5 million senior secured revolving credit facility with a new $192.5 million senior secured revolving credit facility.

Amendment No. 5 amended the terms of the existing Senior Secured Credit Facilities to, among other things, refinance Term Loan A and Term Loan B into new Term B-2 Loans, extend the final maturity date of the term loan facilities, reduce future principal and interest payments, and provide for additional future borrowings.

The Term B-2 Loans were borrowed in an aggregate principal amount of $1,405.0 million. Borrowings under the Term B-2 Loans bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate for the interest period relevant to such borrowing. The margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain leverage ratio. At June 30, 2013, we selected the LIBOR rate (interest rate of 3.00% at June 30, 2013).

Term B-2 Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on the Amendment No. 5 effective date, with the first payment being due on September 30, 2013 and the balance due on the final maturity date. The Term B-2 Loans will have a final maturity date of May 14, 2020. Amendment No. 5 also permits us to add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $350.0 million. We may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the first lien secured net leverage ratio, as defined in the Senior Secured Credit Facility, is no greater than 3.50 to 1.00.

As a result of Amendment No. 5, approximately $11.5 million of debt issuance costs were written off and are included as loss on early extinguishment of debt and write-off of discounts and deferred financing costs on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013. As a result of Amendments No. 4 and 5, we capitalized fees totaling approximately $14.0 million which are amortized to interest expense using weighted average interest method.

On August 9, 2013, SEA entered into Amendment No. 6 of the Senior Secured Credit Facilities. Amendment No. 6 amends the calculation of the Company’s covenant EBITDA to allow the add back of the $46.3 million termination fee paid in connection with the termination of the advisory agreement between the Company and affiliates of Blackstone. See Note 9-Related-Party Transactions to our unaudited condensed consolidated financial statements therein for further discussion.

The Senior Notes

On December 1, 2009, SEA issued $400.0 million aggregate principal amount of 13.5% Senior Notes due 2016. On March 31, 2012, pursuant to an amendment to the indenture governing the Senior Notes, the interest rate was reduced from 13.5% to 11%. Interest on the Senior Notes is payable semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee the Senior Secured Credit Facilities.

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

We may redeem some or all of the Senior Notes at any time prior to December 1, 2014, at a price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of the holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of the Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the Senior Notes at December 1, 2014 plus (ii) all required interest payments due on the Senior Notes through December 1, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of the Senior Notes. On or after December 1, 2014, the Senior Notes may be redeemed at 105.5% and 102.75% of the principal balance beginning on December 1, 2014 and 2015, respectively. In addition, until December 1, 2014, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 111.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, subject to the right of holders of the Senior Notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds received from one or more equity offerings; provided that (i) at least 65% of the sum of the aggregate principal amount of the Senior Notes originally issued under the indenture remains outstanding immediately after the occurrence of each such redemption and (ii) each such redemption occurs within 90 days of the date of closing of each such equity offering.

In conjunction with the initial public offering in April 2013, SEA entered into the Fourth Supplemental Indenture to the indenture, dated April 5, 2013 (the “Fourth Supplemental Indenture”). Among other things, the Fourth Supplemental Indenture increased by $20.0 million the amount of debt that we can incur and have outstanding at one time under the Senior Secured Credit Facilities and amended the transactions with affiliates covenant to allow for the payment of a termination fee, not to exceed $50.0 million, in connection with the termination of the 2009 Advisory Agreement.

The Fourth Supplemental Indenture provides additional flexibility under the limitation on restricted payments covenant to permit, following an initial public offering, payments of dividends or other distributions in an amount not exceed the greater of (i) 6% per annum of the net proceeds received by, or contributed to, us and our restricted subsidiaries from the initial public offering and (ii) an aggregate amount per annum not to exceed:

•	$90.0 million , so long as, after giving pro forma effect to such payment, the consolidated total leverage ratio shall be no greater than 5.00 to 1.00 and greater than 4.50 to 1.00;

•	$120.0 million, so long as, after giving pro forma effect to such payment, the consolidated total leverage ratio shall be no greater than 4.50 to 1.00 and greater than 4.00 to 1.00;

•

the greater of (a) $120.0 million and (b) 7.5% of “market capitalization”, so long as, after giving pro forma effect to such payment, the consolidated total leverage ratio shall be no greater than 4.00 to 1.00 and greater than 3.50 to 1.00; and

•	an unlimited amount, so long as, after giving pro forma effect to such payment, the consolidated total leverage ratio shall be no greater than 3.50 to 1.00.

In conjunction with our initial public offering in April 2013, we used a portion of the net received by us from our initial public offering to redeem $140.0 million in aggregate principal amount on of our Senior Notes at a redemption price of 111.0% pursuant to a provision in the indenture governing the Senior Notes that permits us to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings and to pay estimated premiums and accrued interest thereon. The redemption premium of $15.4 million along with a write-off of approximately $5.5 million in related discounts and deferred financing costs is included as loss on early extinguishment of debt and write-off of discounts and deferred financing costs on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013.

As of June 30, 2013, we had $260.0 million aggregate principal amount in 11.0% Senior Notes due 2016 outstanding. Interest on the Senior Notes is payable semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee the Senior Secured Credit Facilities.

See Note 6-Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion regarding our Term B-2 Loans and Senior Notes.

Covenant Compliance

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

As of June 30, 2013, we were in compliance in all material respects with all covenants in the provisions contained in the documents governing our Senior Secured Credit Facilities and in the Indenture governing the Senior Notes.

Under the indenture governing the Senior Notes and under the credit agreement governing the Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.

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

The following table reconciles Adjusted EBITDA to net (loss) income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited, in thousands)
Net (loss) income	$(15,854)	$39,120	$(56,214)	$(6,014)
(Benefit from) provision for income taxes	(8,414)	25,790	(32,460)	(4,024)
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs (a)	32,429	—	32,429	—
Interest expense	22,926	28,909	51,532	56,718
Depreciation and amortization	40,424	41,439	81,832	77,348
Termination of advisory agreement (b)	50,072	—	50,072	—
Advisory fees (c)	1,874	1,999	2,799	2,811
Equity-based compensation expense (d)	1,902	774	2,222	1,041
Debt refinancing costs (e)	781	—	781	1,000
Other adjusting items (f)	732	—	843	—
Other non-cash expenses (g)	88	2,322	4,235	5,292

Adjusted EBITDA	$126,960	$140,353	$138,071	$134,172

(a)	Reflects a $15.4 million premium paid for the early redemption of $140.0 million of the Company’s Senior Notes using net proceeds from the Company’s initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and a write-off of approximately $11.5 million of certain capitalized debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.
(b)	Reflects a one-time fee of $46.3 million paid by the Company to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement, and a related write-off of prepaid advisory fees of $3.8 million.
(c)	Reflects fees paid to an affiliate of Blackstone under the 2009 Advisory Agreement. The 2009 Advisory Agreement was terminated on April 24, 2013 in connection with the Company’s initial public offering.
(d)	Reflects non-cash compensation expense associated with the grants of equity compensation.
(e)	Reflects costs which were expensed related to the April and May 2013 amendments and the March 2012 amendment to the Senior Secured Credit Facilities.
(f)	Reflects certain acquisition and pre-opening costs related to Aquatica San Diego.
(g)	Reflects non-cash expenses related to miscellaneous asset write-offs and non-cash gains/losses on foreign currencies.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our prospectus dated as of, and filed with the SEC on April 18, 2013, other than the long-term debt and interest obligations. As a result of the changes due to Amendment No. 5 to our Senior Secured Credit Facilities, our long-term debt obligations at June 30, 2013 (in thousands), not including any possible prepayments are as follows for the less than one year, 1-3 year, 3-5 year and more than 5 year periods, respectively: $14,050; $14,050; $274,050; and $1,362,850. Our estimated future interest payments for our Senior Secured Credit Facilities and Senior Notes based on interest rates in effect at June 30, 2013 are as follows for the less than one year, 1-3 year, 3-5 year and more than 5 year periods, respectively: $71,350; $132,330; $71,594; and $38,897. Interest obligations also include letter of credit and commitment fees for the used and unused portions of our Revolving Credit Facility. See Note 6-Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2013.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $1.6 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at June 30, 2013, approximately $810.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $855.0 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt would lead to an increase of approximately $4.8 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits and claims, management believes that adequate provisions have been made and insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position.

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

During the three months ended June 30, 2013, the Company issued an aggregate of 41,333 shares of its common stock to the Partnerships in connection with its long-term incentive compensation program. The Company did not receive any proceeds related to these transactions. Such securities were issued in reliance on the exemption contained in Section 4(2) of the Securities Act as transactions by the issuer not involving a public offering. No underwriters were involved in any of these transactions.

On April 24, 2013, the Company completed an initial public offering of its common stock in which it issued and sold 10,000,000 shares of common stock and the selling shareholders of the Company offered and sold 19,900,000 shares of common stock, including 3,900,000 shares of common stock pursuant to the exercise in full of the underwriters’ over-allotment option. The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-185697) , which was declared effective by the SEC on April 18, 2013. The common stock is listed on the New York Stock Exchange under the symbol “SEAS”. The Company’s shares of common stock were sold at an initial offering price of $27.00 per share, which generated net proceeds of approximately $245.4 million to the Company, after deducting $24.6 million in underwriting discounts, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling shareholders. The Company used a portion of the net proceeds received in the offering to redeem $140.0 million in aggregate principal amount of its Senior Notes at a redemption price of 111% of principal amount thereof, plus accrued and unpaid interest thereon. Approximately $46.3 million of the net proceeds received from the offering were used to make a one-time payment to an affiliate of Blackstone in connection with the termination of a management advisory agreement. Approximately $37.0 million of the net proceeds received from the offering were used to pay a portion of the outstanding indebtedness under the Company’s Senior Secured Term Loan B facility. The remainder of the proceeds was used for other general corporate purposes.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone, an affiliate of our major shareholders, by Hilton Worldwide, Inc. and Travelport Limited which may be considered the Company’s affiliates.

Item 6.	Exhibits

See Exhibit Index immediately following signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAWORLD ENTERTAINMENT, INC. (Registrant)

Date: August 14, 2013	By:	/s/ James M. Heaney
James M. Heaney
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2013	By:	/s/ Marc Swanson
Marc Swanson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013)

3.2	Amended and Restated Bylaws of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013)

4.1	Stockholders Agreement, dated as of April 24, 2013, among SeaWorld Entertainment, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013)

10.1†	Form of Restricted Stock Grant and Acknowledgement (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.2†	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.3†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.4	Amendment No. 4, dated as of April 5, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender, Bank of America, N.A., as lead arranger and bookrunner, and the other agents and lenders from time to time party thereto (the amended and restated Credit Agreement is included as Exhibit A hereto) (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.5	Fourth Supplemental Indenture, dated as of April 12, 2013, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisition Co., Inc.), the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.6	Amendment No. 5, dated as of May 14, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Mizuho Corporate Banks, Ltd. as joint bookrunners, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, and the other agents and lenders from time to time party thereto (the amended Credit Agreement is included as Exhibit A hereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 23, 2013)

10.7	Amendment No. 6, dated as of August 9, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Mizuho Corporate Banks, Ltd. as joint bookrunners, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, and the other agents and lenders from time to time party thereto

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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