Form 10-Q
period 2013-09-30
SeaWorld Entertainment, Inc.
filed 2013-11-14
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 93,285,743 shares of Common Stock, par value $0.01 per share as of November 12, 2013.

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

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

All references to “we,” “us,” “our,” “Company” or “SeaWorld” in this Quarterly Report on Form 10-Q mean SeaWorld Entertainment, Inc., its subsidiaries and affiliates.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$210,516	$45,675
Accounts receivable, net	52,505	41,149
Inventories	37,886	36,587
Prepaid expenses and other current assets	14,170	17,817
Deferred tax assets, net	1,315	17,405

Total current assets	316,392	158,633
Property and equipment, at cost	2,452,229	2,343,561
Accumulated depreciation	(680,922)	(568,918)

Property and equipment, net	1,771,307	1,774,643
Goodwill	335,610	335,610
Trade names, net	163,783	164,608
Other intangible assets, net	28,673	31,120
Deferred tax assets, net	—	6,356
Other assets	42,371	50,082

Total assets	$2,658,136	$2,521,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,871	$89,946
Current maturities on long-term debt	14,050	21,330
Accrued salaries, wages and benefits	21,300	33,088
Deferred revenue	99,527	82,567
Other accrued expenses	31,048	19,350

Total current liabilities	271,796	246,281
Long-term debt	1,629,489	1,802,644
Deferred tax liabilities, net	8,936	—
Other liabilities	18,628	22,279

Total liabilities	1,928,849	2,071,204

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; issued and outstanding, 89,626,525 and 82,737,008 shares at September 30, 2013 and December 31, 2012, respectively	896	827
Additional paid-in capital	688,927	456,923
Accumulated other comprehensive gain (loss)	199	(1,254)
Retained earnings (accumulated deficit)	39,265	(6,648)

Total stockholders’ equity	729,287	449,848

Total liabilities and stockholders’ equity	$2,658,136	$2,521,052

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues:
Admissions	$340,183	$323,529	$747,610	$715,842
Food, merchandise and other	198,206	198,726	440,681	444,737

Total revenues	538,389	522,255	1,188,291	1,160,579

Costs and expenses:
Cost of food, merchandise and other revenues	40,422	43,450	93,224	99,109
Operating expenses	202,625	191,399	570,559	560,145
Selling, general and administrative	47,426	58,807	149,581	150,571
Termination of advisory agreement	—	—	50,072	—
Depreciation and amortization	42,322	44,737	124,154	122,085

Total costs and expenses	332,795	338,393	987,590	931,910

Operating income	205,594	183,862	200,701	228,669
Other income, net	13	237	193	2,110
Interest expense	21,018	29,545	72,550	86,263
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	—	—	32,429	—

Income before income taxes	184,589	154,554	95,915	144,516
Provision for income taxes	64,390	62,297	31,930	58,273

Net income	$120,199	$92,257	$63,985	$86,243

Other comprehensive income:
Unrealized (loss) gain on derivatives, net of tax	(1,127)	(1,172)	1,453	(1,172)

Comprehensive income	$119,072	$91,085	$65,438	$85,071

Earnings per share:
Net income per share, basic	$1.34	$1.12	$0.74	$1.05

Net income per share, diluted	$1.33	$1.11	$0.73	$1.04

Weighted average commons shares outstanding:
Basic	89,610	82,461	86,867	82,480

Diluted	90,206	83,374	87,531	83,301

Cash dividends declared per share:
Cash dividends declared per share	$0.20	$—	$0.40	$6.07

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total Stockholders’ Equity
Balance at December 31, 2012	82,737,008	$827	$456,923	$(6,648)	$(1,254)	$449,848
Equity-based compensation	74,561	1	4,703	—	—	4,704
Unrealized gain on derivatives, net of tax	—	—	—	—	1,453	1,453
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	10,000,000	100	245,341	—	—	245,441
Conversion of common stock into unvested restricted shares	(3,216,719)	(32)	32	—	—	—
Vesting of restricted shares	31,675	0	0	—	—	—
Dividends declared to stockholders	—	—	(18,072)	(18,072)	—	(36,144)
Net income	—	—	—	63,985	—	63,985

Balance at September 30, 2013	89,626,525	$896	$688,927	$39,265	$199	$729,287

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$63,985	$86,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,154	122,085
Amortization of debt issuance costs and discounts	10,619	14,757
Loss on sale or disposal of property and equipment	8,129	6,139
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	32,429	—
Deferred income tax provision	31,930	58,273
Equity-based compensation	4,704	887
Changes in assets and liabilities:
Accounts receivable	(13,432)	(8,053)
Inventories	(1,299)	(4,215)
Prepaid expenses and other current assets	(67)	3,491
Accounts payable	(4,029)	(8,238)
Accrued salaries, wages and benefits	(11,788)	(8,014)
Deferred revenue	16,259	16,131
Other accrued expenses	15,168	20,161
Other assets and liabilities	(445)	3,001

Net cash provided by operating activities	276,317	302,648

Cash Flows From Investing Activities:
Capital expenditures	(125,852)	(154,976)
Change in restricted cash	49	—

Net cash used in investing activities	(125,803)	(154,976)

Cash Flows From Financing Activities:
Repayment of long-term debt	(185,742)	(52,451)
Repayment of note payable	(3,000)	—
Redemption premium payment	(15,400)	—
Proceeds from the issuance of debt	1,455	487,163
Proceeds from issuance of common stock, net of underwriter commissions	253,800	—
Repayment of revolving credit facility, net	—	(36,000)
Dividends paid to stockholders	(18,124)	(463,180)
Debt issuance costs	(13,968)	(7,024)
Offering costs	(4,694)	—

Net cash provided by (used in) financing activities	14,327	(71,492)

Change in Cash and Cash Equivalents	164,841	76,180
Cash and Cash Equivalents—Beginning of period	45,675	66,663

Cash and Cash Equivalents—End of period	$210,516	$142,843

Supplemental Disclosures of Noncash Investing and Financing Activities
Dividends declared, but unpaid	$18,223	$40,000

Capital expenditures in accounts payable	$24,449	$28,496

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates eleven theme parks within the United States. The Company is majority owned by ten limited partnerships (the “Partnerships”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors. On April 24, 2013, the Company completed an initial public offering in which it sold 10,000,000 shares of common stock and the selling stockholders of the Company sold 19,900,000 shares of common stock, including 3,900,000 shares pursuant to the exercise in full of the underwriters’ over-allotment option. The offering generated net proceeds of approximately $245,400 to the Company after deducting underwriting discounts and commissions, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling stockholders. See further discussion in Note 12-Stockholders’ Equity.

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

3. EARNINGS PER SHARE

Earnings per share is computed as follows (in thousands, except per share data):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$120,199	89,610	$1.34	$92,257	82,461	$1.12	$63,985	86,867	$0.74	$86,243	82,480	$1.05
Effect of dilutive incentive-based awards		596			913			664			821

Diluted earnings per share	$120,199	90,206	$1.33	$92,257	83,374	$1.11	$63,985	87,531	$0.73	$86,243	83,301	$1.04

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined based on the dilutive effect of unvested restricted stock probable of vesting using the treasury stock method. During the three and nine months ended September 30, 2013 and 2012, there were no anti-dilutive shares of common stock excluded from the computation of diluted earnings per share.

4. INCOME TAXES

Income tax expense is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2013 was 34.9% and 33.3%, respectively, and differs from the statutory federal income tax rate primarily due to certain tax credits and state income taxes. The Company’s consolidated effective tax rate for both the three and nine months ended September 30, 2012 was 40.3% and differs from the statutory federal income tax rate primarily due to certain tax credits and state income taxes.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. OTHER ACCRUED EXPENSES

Other accrued expenses at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Accrued property taxes	$11,108	$1,974
Accrued interest	9,791	3,877
Note payable	—	3,000
Self-insurance reserve	7,800	7,800
Other	2,349	2,699

Total other accrued expenses	$31,048	$19,350

In the three months ended September 30, 2013, the Company paid $3,000 related to a note payable due on September 1, 2013 for the Company’s November 2012 acquisition of Knott’s Soak City, a standalone Southern California water park, from an affiliate of Cedar Fair L.P.

6. LONG-TERM DEBT

Long-term debt as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Term A Loan	$—	$152,000
Term B Loan	—	1,293,774
Term B-2 Loans	1,401,487	—
Revolving credit agreement	—	—
Senior Notes	260,000	400,000

Total long-term debt	1,661,487	1,845,774
Less discounts	(17,948)	(21,800)
Less current maturities	(14,050)	(21,330)

Total long-term debt, net of current maturities	$1,629,489	$1,802,644

In conjunction with the Company’s initial public offering completed on April 24, 2013, the Company used $37,000 of the net proceeds received from the offering to repay a portion of the outstanding indebtedness under the then existing Term B Loan and $140,000 to redeem a portion of its Senior Notes at a redemption price of 111.0%, plus accrued and unpaid interest thereon, pursuant to a provision in the indenture governing the Senior Notes that permitted the Company to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings and pay estimated premiums and accrued interest thereon. The redemption premium of $15,400 along with a write-off of approximately $5,500 in related discounts and deferred financing costs is included in loss on early extinguishment of debt and write-off of discounts and deferred financing costs on the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2013. See further discussion in Note 12-Stockholders’ Equity.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Amendment No. 4 amended the terms of the existing Senior Secured Credit Facilities to, among other things, permit SEA to pay certain distributions following an initial public offering and replace the then existing $172,500 senior secured revolving credit facility with a new $192,500 senior secured revolving credit facility. The new senior secured revolving credit facility will mature on the earlier of (a) April 24, 2018 or (b) the 91st day prior to the earlier of (1) the maturity date with respect to Term A Loans with an aggregate principal amount greater than $50,000 outstanding, (2) the maturity date with respect to the Term B Loans with an aggregate principal amount greater than $150,000 outstanding, (3) the maturity date of Senior Notes with an aggregate principal amount greater than $50,000 outstanding and (4) the maturity date of any indebtedness incurred to refinance any of the Term A or Term B Loans or the Senior Notes.

Amendment No. 5 amended the terms of the existing Senior Secured Credit Facilities to, among other things, refinance Term A Loan and Term B Loan into new Term B-2 Loans, extend the final maturity date of the term loan facilities, reduce future principal and interest payments, and provide for additional future borrowings.

The Term B-2 Loans were borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Term B-2 Loans bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate for the interest period relevant to such borrowing. The margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain leverage ratio. At September 30, 2013, the Company selected the LIBOR rate (interest rate of 3.00% at September 30, 2013).

Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on the Amendment No. 5 effective date, with the first payment due and paid on September 30, 2013 and the balance due on the final maturity date. The Term B-2 Loans have a final maturity date of May 14, 2020. Amendment No. 5 also permits SEA to add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $350,000. SEA may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the first lien secured net leverage ratio, as defined in the Senior Secured Credit Facility, is no greater than 3.50 to 1.00.

As a result of Amendment No. 5, approximately $11,500 of debt issuance costs were written off and included as loss on early extinguishment of debt and write-off of discounts and deferred financing costs on the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2013. As a result of Amendments No. 4 and 5, the Company capitalized fees totaling approximately $14,000. Deferred financing costs, net of accumulated amortization, were $34,275 and $44,103 as of September 30, 2013 and December 31, 2012, respectively, are being amortized to interest expense using the weighted average interest method and are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

SEA had no amounts outstanding at September 30, 2013 and December 31, 2012, relating to the Revolving Credit Facility. As of September 30, 2013, the Company had approximately $18,500 of outstanding letters of credit, leaving approximately $174,000 available for borrowing.

On August 9, 2013, SEA entered into Amendment No. 6 of the Senior Secured Credit Facilities. Amendment No. 6 amends the calculation of the Company’s covenant Adjusted EBITDA to allow the add back of the termination fee paid in connection with the termination of the 2009 Advisory Agreement between the Company and affiliates of Blackstone. See Note 9-Related-Party Transactions for further discussion.

Senior Notes

In conjunction with the execution of Amendment No. 3 to the Senior Secured Credit Facilities, SEA also entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) dated March 30, 2012 relating to the Senior Notes. Among other matters, the Second Supplemental Indenture granted waivers to allow SEA to issue the additional $500,000 of Term B Loans to fund the dividend payment discussed above and decreased the interest rate on the Senior Notes from 13.5% per annum to 11% per annum. SEA can redeem the Senior Notes at any time and the Senior Notes are unsecured. Interest is paid semi-annually in arrears. Prior to

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

December 1, 2014, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of the holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of the Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the Senior Notes at December 1, 2014 plus (ii) all required interest payments due on the Senior Notes through December 1, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of the Senior Notes. On or after December 1, 2014, the Senior Notes may be redeemed at 105.5% and 102.75% of the principal balance beginning on December 1, 2014 and 2015, respectively. The Second Supplemental Indenture also increased the minimum covenant leverage ratio from 2.75 to 1.00 to 3.00 to 1.00.

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

As of September 30, 2013, the Company was in compliance in all material respects with all covenants in the provisions contained in the documents governing the Senior Secured Credit Facilities and in the indenture governing the Senior Notes.

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

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes and the Interest Rate Swap Agreements was $11,804 and $59,685 for the three and nine month periods ending September 30, 2013, respectively, and $15,026 and $66,201 for the three and nine month periods ending September 30, 2012, respectively.

Long-term debt at September 30, 2013, is repayable as follows, not including any possible prepayments:

Years Ending December 31,
2013	$3,512
2014	14,050
2015	14,050
2016	274,050
2017	14,050
Thereafter	1,341,775

Total	$1,661,487

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

As of September 30, 2013 and December 31, 2012, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2013, the Company had two outstanding interest rate swaps with a combined notional value of $550,000 that were designated as cash flow hedges of interest rate risk. In connection with Amendment No. 5 to the Senior Secured Credit Facility on May 14, 2013, the Company restructured the interest rate swaps to match the refinanced debt. The restructuring of the interest rate swap required a re-designation of the hedge accounting relationship. The re-designation is expected to result in the recognition of a minimal amount of ineffectiveness throughout the remaining term of the interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013, there was no ineffective portion recognized in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1,567 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheet as of September 30, 2013:

	Asset Derivatives As of September 30, 2013		Liability Derivatives As of September 30, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$347	Other liabilities	$—

Total derivatives designated as hedging instruments		$347		$—

The unrealized gain on derivatives is recorded net of a tax benefit of $675 and a tax expense of $741 for the three and nine months ended September 30, 2013, respectively, and is included within the unaudited condensed consolidated statements of operations and comprehensive income (loss).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Derivatives in Cash Flow Hedging Relationships:
(Loss) gain related to effective portion of derivatives recognized in accumulated other comprehensive income	$(1,380)	$3,338
Loss related to effective portion of derivatives reclassified from accumulated other comprehensive income to interest expense	$(422)	$(1,144)
Gain (loss) related to ineffective portion of derivatives recognized in other income (expense)	$—	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2013, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $348. As of September 30, 2013, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at their termination value of $348.

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurements and Disclosures, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of September 30, 2013 approximates their carrying value due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes are classified in Level 3 of the fair value hierarchy and have been valued using significant inputs that are not observable in the market including a discount rate of 10.41% and projected cash flows of the underlying Senior Notes.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents the Company’s estimated fair value measurements and related classifications as of September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
Assets:
Derivative financial instruments (a)	$—	$347	$—	$347
Liabilities:
Long-term obligations (b)	$—	$1,401,487	$269,627	$1,671,114

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other assets of $347. There were no transfers between Levels 1, 2 or 3 during the three or nine months ended September 30, 2013.
(b)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,629,489 as of September 30, 2013.

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

9. RELATED-PARTY TRANSACTIONS

Certain affiliates of Blackstone provided monitoring, advisory, and consulting services to the Company under an advisory fee agreement (the “2009 Advisory Agreement”), which was terminated on April 24, 2013 in connection with the completion of the initial public offering (see Note 12 – Stockholders’ Equity). Fees related to these services, which were based upon a multiple of Adjusted EBITDA as defined in the 2009 Advisory Agreement, amounted to $2,799 for the nine months ended September 30, 2013, and $2,264 and $5,075 for the three and nine months ended September 30, 2012, respectively. These amounts are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no fees related to these services in the three months ended September 30, 2013 due to the termination of the 2009 Advisory Agreement in April 2013 (see discussion which follows).

In connection with the completion of the initial public offering in April 2013 (see Note 12 – Stockholders’ Equity), the 2009 Advisory Agreement between the Company and affiliates of Blackstone was terminated (except for certain provisions relating to indemnification and certain other provisions, which survived termination). In connection with such termination, the Company paid a termination fee of $46,300 to Blackstone using a portion of the net proceeds from the offering and wrote-off $3,772 of the 2013 prepaid advisory fee. The combined expense of $50,072 is recorded as termination of advisory agreement in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On March 30, 2012, the Company declared and paid a $500,000 cash dividend to its stockholders. In June 2013, the Company’s Board of Directors declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on June 20, 2013, which was paid on July 1, 2013. In September 2013, the Company’s Board of Directors declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on September 20, 2013, which was paid on October 1, 2013. In connection with the dividend declarations described above, certain affiliates of Blackstone were paid dividends in the amount of $500,000, $11,749 and $11,749 on March 30, 2012, July 1, 2013 and October 1, 2013, respectively.

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

Prior to the consummation of the Company’s initial public offering, on April 18, 2013, the Employee Units and Class D Units held by certain of the Company’s directors, officers, employees, and consultants were surrendered to the Partnerships and such individuals received an aggregate of 4,165,861 shares of the Company’s issued and outstanding common stock from the Partnerships. The number of shares of the Company’s common stock received by such individuals from the Partnerships was determined in a manner intended to replicate the economic value to each equity holder immediately prior to the transaction. The Class D Units and vested Employee Units were surrendered for an aggregate of 949,142 shares of common stock. The unvested Employee Units were surrendered for an aggregate of 3,216,719 unvested restricted shares of the Company’s common stock, which are subject to vesting terms substantially similar to those applicable to the unvested Employee Units immediately prior to the transaction. These unvested restricted shares consist of Time Restricted shares, and 2.25x and 2.75x Performance Restricted shares (collectively the “Performance Restricted shares”), which, for accounting purposes, were removed from issued and outstanding shares until their restrictions are met, as shown on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity. The following table sets forth the number of Class D Units and Employee Units surrendered for shares of common stock prior to the consummation of the Company’s initial public offering:

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

The shares of stock received upon surrender of the Employee Units contain substantially identical terms, conditions and vesting schedules as the previously outstanding Employee Units. In accordance with the guidance in ASC 718-20, Compensation-Stock Compensation, the surrender of the Employee Units for shares of common stock and Time Restricted shares qualifies as a modification of an equity compensation plan. As such, the Company calculated the incremental fair value of the TVU awards immediately prior to and after their modification and determined that $282 of incremental equity compensation cost would be recorded upon surrender of the vested TVUs for vested shares of stock in the nine months ended September 30, 2013. The remaining incremental compensation cost of $220 which represents the incremental cost on the unvested TVUs which were surrendered for unvested Time Restricted shares of restricted stock, will be added to the original grant date fair value of the TVU awards and amortized to compensation expense over the remaining vesting period.

Total combined compensation expense related to these TVU and Time Restricted share awards was $606 and $1,537 for the three and nine months ended September 30, 2013 and $305 and $872 for the three and nine months ended September 30, 2012 and is included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statement of operations and comprehensive income (loss) and as contributed capital in the accompanying unaudited condensed consolidated statements of stockholders’ equity. Total unrecognized compensation cost related to the unvested Time Restricted shares, expected to be recognized over the remaining vesting term was approximately $1,706 as of September 30, 2013.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The activity related to the TVU and Time Restricted share awards for the nine months ended September 30, 2013, is as follows:

	Employee Units	Shares	Weighted Average Grant Date Fair Value per Unit/Share	Weighted Average Remaining Contractual Term
	(not in thousands)
Outstanding unvested TVUs at December 31, 2012	112,701		$21.70
Vested units	(8,788)		$22.71
TVUs surrendered for unvested Time Restricted shares of stock	(103,913)	599,215	$4.06
Vested shares		(31,675)	$3.82
Forfeited		(2,025)	$3.82

Outstanding unvested Time Restricted shares of stock at September 30, 2013	—	565,515	$4.07	17 months

2.25x and 2.75x Performance Vesting Units (PVUs) and Performance Restricted Shares

Two tranches of the Employee Units vested only if certain events occur. The 2.25x PVUs under the Employee Unit Plan vested if the employee is employed by the Company when and if Blackstone receives cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of its Partnerships units equal to (x) a 20% annualized effective compounded return rate on Blackstone’s investment and (y) a 2.25x on Blackstone’s investment. The 2.75x PVUs under the Employee Unit Plan vested if the employee is employed by the Company when and if Blackstone received cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of its Partnerships units equal to (x) a 15% annualized effective compounded return rate on Blackstone’s investment and (y) a 2.75x multiple on Blackstone’s investment. The PVUs had no termination date other than termination of employment from the Company and there were no service or period vesting conditions associated with the PVUs other than employment at the time the benchmark was reached; no compensation was recorded related to these PVUs prior to the modification since their exercise was not considered probable. The unvested Performance Restricted shares received upon surrender of the Employee Unit PVUs contain substantially the same terms and conditions as the previously outstanding PVUs. No compensation expense will be recorded related to the Performance Restricted shares until their vesting is probable, accordingly, no compensation expense has been recorded during the nine months ended September 30, 2013 or 2012 related to these PVUs or Performance Restricted share awards. In accordance with the guidance in ASC 718-20, Compensation-Stock Compensation, the surrender of the Employee Units for shares of common stock qualifies as a modification of an equity compensation plan. As the Performance Restricted shares were not considered probable of vesting before or after the modification, the Company will use the modification date fair value to record compensation expense related to these awards if the performance conditions become probable within a future reporting period. Total unrecognized compensation expense as of September 30, 2013, was approximately $28,125 and $18,846 for the 2.25x and 2.75x Performance Restricted shares, respectively.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The activity related to the 2.25x Performance Restricted shares for the nine months ended September 30, 2013, is as follows:

	Employee Units	Shares
	(not in thousands)
Outstanding 2.25x PVUs at December 31, 2012	225,051
Forfeited	(2,964)
2.25x PVUs surrendered for unvested 2.25x Performance Restricted shares of stock	(222,087)	1,308,752
Vested		—

Outstanding unvested 2.25x Performance Restricted shares of stock at September 30, 2013	—	1,308,752

The activity related to the 2.75x Performance Restricted shares for the nine months ended September 30, 2013, is as follows:

	Employee Units	Shares
	(not in thousands)
Outstanding 2.75x PVUs at December 31, 2012	225,051
Forfeited	(2,964)
2.75x PVUs surrendered for unvested 2.75x Performance Restricted shares of stock	(222,087)	1,308,752
Vested		—

Outstanding unvested 2.75x Performance Restricted shares of stock at September 30, 2013	—	1,308,752

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

2013 Omnibus Incentive Plan

The Company reserved 15,000,000 shares of common stock for future issuance under the Company’s new 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”). The 2013 Omnibus Incentive Plan is administered by the compensation committee of the Board of Directors, and provides that the Company may grant equity incentive awards to eligible employees, directors, consultants or advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and performance compensation awards. If an award under the 2013 Omnibus Incentive Plan terminates, lapses, or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the 2013 Omnibus Incentive Plan.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On April 19, 2013, 494,557 shares of restricted stock were granted to the Company’s directors, officers and employees under the 2013 Omnibus Incentive Plan (the “2013 Grant”). The shares granted were in the form of time vesting restricted shares (“Time Restricted 2013 shares”), 2.25x performance restricted shares (“2.25x Performance Restricted 2013 shares”) and 2.75x performance restricted shares (“2.75x Performance Restricted 2013 shares”). The activity related to the 2013 Grant for the nine months ended September 30, 2013, is as follows:

	Shares		Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term
	(not in thousands	)
2013 Grant
Granted:
Time Restricted 2013 shares vesting after initial public offering 180 day lock up period	85,647		$33.52
Time Restricted 2013 shares vesting over remaining service period	82,290		$33.52
2.25x Performance Restricted 2013 shares	163,310		$30.46
2.75x Performance Restricted 2013 shares	163,310		$23.05
Vested	—		—
Forfeited	(267)		$33.52

Outstanding 2013 Grant unvested restricted shares at September 30, 2013	494,290		$29.05	16 months

The vesting terms and conditions of the Time Restricted 2013 shares, the 2.25x Performance Restricted 2013 shares, and the 2.75x Performance Restricted 2013 shares included in the 2013 Grant are substantially the same as those of the previous Employee Unit Plan TVUs, 2.25x PVUs, and 2.75x PVUs, respectively, (see 2.25x and 2.75x Performance Vesting Units (PVUs) and Performance Restricted Shares section). For the Time Restricted 2013 shares, after an initial 180 day post initial public offering lock up period, the vesting schedule from the Employee Unit Plan carries over so that each recipient will vest in the 2013 Grant in the same proportion as they were vested in the previous Employee Unit Plan. The remaining unvested shares will vest over the remaining service period, subject to substantially the same vesting conditions which carried over from the previous Employee Unit Plan.

The grant date fair value for the Time Restricted 2013 shares awarded was determined based on the closing market price of the Company’s stock at the date of grant applied to the total number of shares that are anticipated to fully vest. The fair value of the restricted shares will be recognized as equity compensation on a straight-line basis over the requisite service period as if the award was, in substance, multiple awards consisting of the Time Restricted 2013 shares which vest at the end of the initial public offering 180 day lock up period, and the remaining Time Restricted 2013 shares which vest over the requisite service period. As a result, approximately $1,876 and $3,167 of equity compensation expense was recognized in the three and nine months ended September 30, 2013, respectively, related to the 2013 Grant. As of September 30, 2013, unrecognized equity compensation expense related to the Time Restricted 2013 shares was $491 to be recognized by the end of the initial public offering 180 day lock up period and $1,961 to be recognized over the remaining requisite service period.

The grant date fair value of the 2.25x and 2.75x Performance Restricted 2013 shares was measured using the asset-or-nothing option pricing model. Significant assumptions included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 33.2% based on re-levered historical and implied equity volatility of comparable companies and a 0 dividend yield. There is no compensation expense recorded related to the Performance Restricted 2013 shares until their issuance is probable. Total unrecognized compensation expense as of September 30, 2013 for the 2013 Grant was approximately $4,974 and $3,764 for the 2.25x Performance Restricted 2013 shares and 2.75x Performance Restricted 2013 shares, respectively.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As of September 30, 2013, there were 14,505,710 shares of common stock available for future issuance under the Company’s 2013 Omnibus Incentive Plan. Subsequent to September 30, 2013, the Company withheld an aggregate of 21,937 shares of its common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock awards. As a result, these shares will be added back to the number of shares of common stock available for future issuance under the Company’s 2013 Omnibus Incentive Plan.

12. STOCKHOLDERS’ EQUITY

As of September 30, 2013, 89,626,525 shares of common stock were issued and outstanding on the accompanying unaudited condensed consolidated balance sheet, which excludes 3,677,309 unvested shares of common stock held by certain participants in the Company’s equity compensation plan (see Note 11 – Equity Compensation).

Stock Split

On April 7, 2013, the Company’s Board of Directors authorized an eight-for-one split of the Company’s common stock which was effective on April 8, 2013. The Company retained the current par value of $0.01 per share for all shares of common stock after the stock split, and accordingly, stockholders’ equity on the accompanying unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of changes in stockholders’ equity reflects the stock split. The Company’s historical share and per share information has been retroactively adjusted to give effect to this stock split.

Contemporaneously with the stock split, the Company’s Board of Directors approved an increase in the number of authorized shares of common stock to 1 billion shares. Additionally, upon the consummation of the initial public offering, the Board of Directors authorized 100,000,000 shares of preferred stock at a par value of $0.01 per share.

Initial Public Offering and Use of Proceeds

On April 24, 2013, the Company completed its initial public offering of its common stock in which it offered and sold 10,000,000 shares of common stock and the selling stockholders of the Company offered and sold 19,900,000 shares of common stock including, 3,900,000 shares of common stock pursuant to the exercise in full of the underwriters’ over-allotment option. The shares offered and sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on April 18, 2013. The common stock is listed on the New York Stock Exchange under the symbol “SEAS”.

The Company’s shares of common stock were sold at an initial public offering price of $27.00 per share, which generated net proceeds of approximately $245,400 to the Company after deducting underwriting discounts and commissions, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling stockholders. The Company used a portion of the net proceeds received in the offering to redeem $140,000 in aggregate principal amount of its Senior Notes at a redemption price of 111.0% plus accrued and unpaid interest thereon, pursuant to a provision in the indenture governing the Senior Notes that permits the Company to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings. In addition, the Company used approximately $46,300 of the net proceeds received from the offering to make a one-time payment to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement (see Note 9 – Related-Party Transactions). Of the net proceeds received from the offering, $37,000 was used to repay a portion of the outstanding indebtedness under Term B Loan.

Dividends

In March 2012, the Company declared a $500,000 cash dividend to its common stockholders, which at that time consisted of entities controlled by certain affiliates of Blackstone. This dividend was considered a return of capital for both accounting and tax purposes.

In June 2013, the Company’s Board of Directors adopted a policy to pay a regular quarterly dividend. As a result, an initial quarterly cash dividend of $0.20 per share was declared to all common stockholders of record at the close of business on June 20, 2013, which was paid on July 1, 2013. As the Company had an accumulated deficit at the time the dividend was declared, this dividend was accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity. In September 2013, the Company’s Board of Directors declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on September 20, 2013, which was paid on October 1, 2013.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Unvested restricted shares carry dividend rights and therefore the dividends are payable as the shares vest in accordance with the underlying stock compensation grants. As of September 30, 2013, the Company had $18,219 of cash dividends payable included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet. Dividends on the 2.25x and 2.75x Performance Restricted shares, including the 2.25x and 2.75x Performance Restricted 2013 shares (collectively the “Performance Restricted shares”), were approximately $589 for each tranche and will accumulate and be paid only if and to the extent the Performance Restricted shares vest in accordance with their terms. The Company has not recorded a payable related to these dividends as the vesting of the Performance Restricted shares is not probable.

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

Business Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands, including SeaWorld, Shamu and Busch Gardens. Over our more than 50-year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind collection of approximately 67,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. In addition to our theme parks, we have recently begun to leverage our brands into media, entertainment and consumer products. During the three months ended September 30, 2013, we hosted approximately 8.9 million guests in our theme parks, including approximately 1.3 million international guests. In the three months ended September 30, 2013, we generated total revenues of $538.4 million and net income of $120.2 million. During the nine months ended September 30, 2013, we hosted approximately 18.9 million guests in our theme parks, including approximately 2.9 million international guests. In the nine months ended September 30, 2013, we generated total revenues of $1,188.3 million and net income of $64.0 million.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admission revenue divided by total attendance. Theme park admissions accounted for approximately 63% of our revenue for both the three and nine months ended September 30, 2013. For the third quarter of 2013, we reported $38.38 in admission per capita, representing an increase of 9.1% from the third quarter of 2012. For the nine months ended September 30, 2013, we reported $39.50 in admission per capita, representing an increase of 9.6% from the same period in 2012. Admission per capita is driven by ticket pricing, the mix of tickets purchased (such as single day, multi-day and annual pass) and the mix of attendance by theme parks visited.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For both the three and nine months ended September 30, 2013, food, merchandise and other revenue accounted for approximately 37% of our total revenue. For the third quarter of 2013, we reported $22.36 of in-park per capita spending, representing an increase of 3.5% from the third quarter of 2012. For the nine months ended September 30, 2013, we reported $23.28 of in-park per capita spending, representing an increase of 4.0% from the same period in 2012. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending.

Trends Affecting Our Results of Operations

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. The recent severe economic downturn, coupled with high volatility and uncertainty as to the future global economic landscape, has had and continues to have an adverse effect on consumers’ discretionary income and consumer confidence. Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. Historically, our revenue and attendance growth have been highly correlated with domestic economic growth, as reflected in the gross domestic product (“GDP”) and the overall level of growth in domestic consumer spending. For example, in 2009 and 2010, we experienced a decline in attendance as a result of the global economic crisis, which, in turn, adversely affected our revenue and profitability. We expect that forecasted moderate improvements in GDP and growth in domestic consumer spending will have a positive impact on our future performance. Both attendance and total per capita spending at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition, results of operations and cash flows.

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

Results of Operations

The following discussion provides an analysis of our operating results for the three and nine months ended September 30, 2013 and 2012. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table presents key operating and financial information for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012
	(Unaudited, in thousands, except per capita data)
Net revenues:
Admissions	$340,183	$323,529
Food, merchandise and other	198,206	198,726

Total revenues	538,389	522,255

Costs and expenses:
Cost of food, merchandise and other revenues	40,422	43,450
Operating expenses	202,625	191,399
Selling, general and administrative	47,426	58,807
Depreciation and amortization	42,322	44,737

Total costs and expenses	332,795	338,393

Operating income	205,594	183,862
Other income, net	13	237
Interest expense	21,018	29,545

Income before income taxes	184,589	154,554
Provision for income taxes	64,390	62,297

Net income	$120,199	$92,257

Other data:
Attendance	8,864	9,195

Total revenue per capita	$60.74	$56.80

Admissions revenue. Admissions revenue for the three months ended September 30, 2013 increased $16.7 million (5.1%) to $340.2 million as compared to $323.5 million for the three months ended September 30, 2012. The increase in admissions revenue was a result of a 9.1% increase in admission per capita from $35.19 in the third quarter of 2012 to $38.38 in the third quarter of 2013, offset by a 3.6% decrease in attendance. The improvement in admission per capita was primarily a result of higher ticket pricing and yield management strategies including a reduction in ticket price promotional offerings. Attendance in the quarter decreased partially due to the anticipated impact of these new pricing and yield management strategies, implemented at the beginning of 2013, which increased revenue but reduced low yielding and free attendance. Attendance in the third quarter was also impacted by adverse weather conditions due to above normal precipitation in July in all of the regions that we operate including record precipitation in Florida. Weather conditions improved significantly in August and September.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2013 decreased by $0.5 million (0.3%) to $198.2 million as compared to $198.7 million for the three months ended September 30, 2012. This decrease was a result of a 3.6% decrease in total attendance, which was largely offset by a 3.5% increase in in-park per capita spending from $21.61 in the third quarter of 2012 to $22.36 in the third quarter of 2013. The increase in in-park per capita spending was primarily due to targeted price increases and increased in-park offerings reflecting our continued efforts to provide incremental and enhanced service offerings.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2013 decreased $3.0 million (7.0%) to $40.4 million as compared to $43.5 million for the three months ended September 30, 2012. These costs represent 20.4% of related revenue earned for the three months ended September 30, 2013 and 21.9% of related revenue earned for the three months ended September 30, 2012.

Operating expenses. Operating expenses for the three months ended September 30, 2013 increased $11.2 million (5.9%) to $202.6 million as compared to $191.4 million for the three months ended September 30, 2012. The increase was primarily a result of timing of certain operating expenses, miscellaneous asset write-offs and additional operating costs to support new attractions and our new Aquatica San Diego park which opened in 2013, offset by successful expense reductions implemented during the year. Operating expenses reflected 37.6% of total revenues for the three months ended September 30, 2013 compared to 36.6% for the three months ended September 30, 2012.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2013 decreased $11.4 million (19.4%) to $47.4 million as compared to $58.8 million for the three months ended September 30, 2012. The decrease was primarily a result of the timing of advertising and media expenses along with the elimination of 2009 Advisory Agreement fees in the third quarter of 2013 due to the termination of this agreement earlier in the year. These decreases were partially offset by additional equity compensation expense primarily related to a new restricted stock grant in April 2013 as well as an increase in corporate salaries due to planned additions to our corporate structure as a result of our initial public offering and the related increased public company requirements. As a percentage of total revenue, selling, general and administrative expenses were 8.8% in the three months ended September 30, 2013 compared to 11.3% in the third quarter of 2012.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2013 decreased $2.4 million (5.4%) to $42.3 million as compared to $44.7 million for the three months ended September 30, 2012 due to the impact of fully depreciated assets offset by new asset additions.

Interest expense. Interest expense for the three months ended September 30, 2013 decreased $8.5 million (28.9%) to $21.0 million as compared to $29.5 million for the three months ended September 30, 2012, primarily reflecting the effects of the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million in term loan under our Senior Secured Credit Facilities in April 2013 with a portion of the net proceeds from our initial public offering as well as the impact of Amendment No. 5 to our Senior Secured Credit Facilities, which reduced our interest rate.

Provision for income taxes. The provision for income taxes for the three months ended September 30, 2013 increased $2.1 million (3.4%) to $64.4 million as compared to $62.3 million for the three months ended September 30, 2012. The increase results from the impact of higher pretax income in the third quarter of 2013 offset by a decrease in our effective income tax rate (from 40.3% to 34.9%). Our effective income tax rate decreased due to certain tax credits along with changes in our state tax compliance structure.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table presents key operating and financial information for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited, in thousands, except per capita data)
Net revenues:
Admissions	$747,610	$715,842
Food, merchandise and other	440,681	444,737

Total revenues	1,188,291	1,160,579

Costs and expenses:
Cost of food, merchandise and other revenues	93,224	99,109
Operating expenses	570,559	560,145
Selling, general and administrative	149,581	150,571
Termination of advisory agreement	50,072	—
Depreciation and amortization	124,154	122,085

Total costs and expenses	987,590	931,910

Operating income	200,701	228,669
Other income, net	193	2,110
Interest expense	72,550	86,263
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	32,429	—

Income before income taxes	95,915	144,516
Provision for income taxes	31,930	58,273

Net income	$63,985	$86,243

Other data:
Attendance	18,926	19,862

Total revenue per capita	$62.79	$58.43

Admissions revenue. Admissions revenue for the nine months ended September 30, 2013 increased $31.8 million (4.4%) to $747.6 million as compared to $715.8 million for the nine months ended September 30, 2012. The increase in revenue was a result of a 9.6% increase in admission per capita from $36.04 in the first nine months of 2012 to $39.50 in the first nine months of 2013 offset largely by a 4.7% decrease in total attendance. The improvement in admission per capita was primarily a result of higher ticket pricing and yield management strategies implemented at the beginning of 2013. Attendance for the first nine months of 2013 declined primarily due to the anticipated impact of these new pricing and yield management strategies, which increased revenue but reduced low yielding and free attendance. Also contributing to the decline was unexpected adverse weather conditions, particularly during the second quarter and in July of 2013. The unfavorable timing of Easter on March 31 in 2013 also contributed to the attendance decline as it caused an overlap with the spring break holiday period for schools in many of our key markets.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2013 decreased $4.0 million (0.9%) to $440.7 million as compared to $444.7 million for the nine months ended September 30, 2012. This decrease was a result of the decrease in attendance offset by a 4.0% increase in in-park per capita spending from $22.39 in the nine months ended September 30, 2012 to $23.28 in the nine months ended September 30, 2013. The increase in in-park per capita spending was due to targeted price increases and increased penetration and in-park offerings reflecting our continued efforts to provide incremental and enhanced service offerings.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2013 decreased $5.9 million (5.9%) to $93.2 million as compared to $99.1 million for the nine months ended September 30, 2012. These costs represent 21.2% of related revenue earned for the nine months ended September 30, 2013 and 22.3% of related revenue earned for the nine months ended September 30, 2012.

Operating expenses. Operating expenses for the nine months ended September 30, 2013 increased by $10.4 million (1.9%) to $570.5 million as compared to $560.1 million for the nine months ended September 30, 2012. The increase was primarily a result of increased direct labor costs, additional operating costs to support new attractions and our new Aquatica San Diego park which opened in 2013, and miscellaneous asset write-offs, offset by successful expense reductions implemented during the year. Operating expenses reflected 48.0% of total revenues for the nine months ended September 30, 2013 and 48.3% for the nine months ended September 30, 2012.

Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 2013 decreased by $1.0 million (0.7%) to $149.6 million as compared to $150.6 million for the nine months ended September 30, 2012. This decrease was primarily a result of the elimination of the 2009 Advisory Agreement fees due to the termination of this agreement in April 2013, offset by additional equity compensation expense primarily related to a new restricted stock grant in April 2013 as well as an increase in corporate salaries due to planned additions to our corporate structure as a result of our initial public offering and the related increased public company requirements. As a percentage of total revenue, selling, general and administrative expenses were 12.6% in the nine months ended September 30, 2013 compared to 13.0% in the nine months ended September 30, 2012.

Termination of advisory agreement. In connection with the completion of our initial public offering on April 24, 2013, the 2009 Advisory Agreement was terminated. In connection with such termination, we paid a termination fee of $46.3 million to an affiliate of Blackstone and recorded a write-off of $3.8 million in 2013 prepaid advisory fees.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2013 increased by $2.1 million (1.7%) to $124.2 million as compared to $122.1 million for the nine months ended September 30, 2012 due to the impact of fully depreciated assets offset by new asset additions.

Interest expense. Interest expense for the nine months ended September 30, 2013 decreased $13.7 million (15.9%) to $72.6 million as compared to $86.3 million for the nine months ended September 30, 2012, primarily reflecting the effects of our March 2012 and May 2013 amendments to the terms of our Senior Secured Credit Facilities, which reduced our interest rates as well as the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million under our Term B Loan in April 2013 with a portion of the net proceeds from our initial public offering.

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs. Loss on early extinguishment of debt and write-off of discounts and deferred financing costs of $32.4 million for the nine months ended September 30, 2013 relates to a $15.4 million premium paid for the early redemption of $140.0 million of our Senior Notes with a portion of the net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and the write-off of approximately $11.5 million of certain debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.

Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2013 was $31.9 million compared to $58.3 million in the nine months ended September 30, 2012. The decrease primarily results from the decrease in pretax income in the first nine months of 2013 compared to the first nine months of 2012 along with a decrease in our effective income tax rate (from 40.3% to 33.3%). Our effective income tax rate decreased due to certain tax credits along with changes in our state tax compliance structure.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and common stock dividends. As of September 30, 2013, we had a working capital balance of approximately $44.6 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major stockholders, including Blackstone and its affiliates, may from time to time repurchase our outstanding equity and/or debt securities, including the Senior Notes and/or our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Senior Secured Credit Facilities. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

In June 2013, our Board of Directors adopted a policy to pay quarterly dividends. As a result, an initial quarterly cash dividend of $0.20 per share was declared to all common stockholders of record at the close of business on June 20, 2013, which was paid on July 1, 2013. Additionally, in September 2013, our Board of Directors declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on September 20, 2013, which was paid on October 1, 2013. Approximately $17.9 million was paid on both July 1, 2013 and October 1, 2013 related to these dividend declarations. Approximately $0.3 million will be paid as certain time restricted shares vest over their requisite service periods. Dividends on certain performance restricted shares were approximately $1.8 million and will accumulate and be paid only if and to the extent the shares vest in accordance with their terms. See Note 12-Dividends to our unaudited condensed consolidated financial statements for further discussion.

In March 2012, the Board of Directors declared a $500.0 million cash dividend to our common stockholders, which at that time consisted of entities controlled by certain affiliates of Blackstone, of which $463.2 million was paid in the nine months ended September 30, 2012. The amount and timing of any future dividends payable on our common stock is within the sole discretion of our Board of Directors.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited, in thousands)
Net cash provided by operating activities	$276,317	$302,648
Net cash used in investing activities	(125,803)	(154,976)
Net cash provided by (used in) financing activities	14,327	(71,492)

Net increase in cash	$164,841	$76,180

Cash Flows from Operating Activities

Net cash provided by operating activities was $276.3 million during the nine months ended September 30, 2013 as compared to $302.6 million during the nine months ended September 30, 2012. Cash provided by operating activities decreased primarily as a result of the cash payment of $46.3 million for the 2009 Advisory Agreement termination fee in conjunction with our initial public offering in April 2013, partially offset by additional cash generated from theme park operations due to an increase in total revenue primarily related to higher admissions revenue.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the nine months ended September 30, 2013 consisted primarily of capital expenditures of $125.9 million largely related to future attractions. Net cash used in investing activities during the nine months ended September 30, 2012 consisted of $155.0 million of capital expenditures largely related to a greater number of attractions opening in 2012 due to capital under-investments in previous years.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2013 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2013 was primarily attributable to the receipt of $253.8 million of the proceeds from our initial public offering, net of underwriter discounts and commissions, offset by $185.7 million of repayments of debt which consisted of the redemption of $140.0 million of our Senior Notes and a repayment of $37.0 million of indebtedness under our Term B Loan. During the nine months ended September 30, 2013, we also paid $18.1 million in cash dividends, $15.4 million in a redemption premium for the Senior Notes, $14.0 million in debt issuance costs, $4.7 million in costs incurred in connection with our initial public offering and $3.0 million related to a note payable which was due on September 1, 2013 for the November 2012 acquisition of Knott’s Soak City, a standalone Southern California water park, from an affiliate of Cedar Fair L.P.

Net cash used in financing activities during the nine months ended September 30, 2012 was primarily attributable to cash dividends paid of $463.2 million, $52.5 million in repayments of debt, $36.0 million of repayments on the revolving credit facility and debt issuance costs paid of $7.0 million. This was partially offset by proceeds of $487.2 million from term loan borrowings under the Senior Secured Credit Facilities.

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

As of September 30, 2013, our Senior Secured Credit Facilities consisted of:

•	a $1,401.5 million senior secured term loan facility (the “Term B-2 Loans”), which will mature on the May 14, 2020.

•

a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon at September 30, 2013. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 or (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes with an aggregate principal amount greater than $50.0 million outstanding and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans or the Senior Notes, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swingline borrowings. As of September 30, 2013, we had approximately $18.5 million of outstanding letters of credit, leaving approximately $174.0 million available for borrowing.

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

In conjunction with our initial public offering in April 2013, we used $37.0 million of the net proceeds received by us from our initial public offering to repay a portion of the outstanding indebtedness under the then existing Term B Loan.

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

Amendment No. 5 amended the terms of the existing Senior Secured Credit Facilities to, among other things, refinance Term A Loan and Term B Loan into new Term B-2 Loans, extend the final maturity date of the term loan facilities, reduce future principal and interest payments, and provide for additional future borrowings.

The Term B-2 Loans were borrowed in an aggregate principal amount of $1,405.0 million. Borrowings under the Term B-2 Loans bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate for the interest period relevant to such borrowing. The margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain leverage ratio. At September 30, 2013, we selected the LIBOR rate (interest rate of 3.00% at September 30, 2013).

Term B-2 Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on the Amendment No. 5 effective date, with the first payment due and paid on September 30, 2013 and the balance due on the final maturity date. The Term B-2 Loans have a final maturity date of May 14, 2020. Amendment No. 5 also permits us to add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $350.0 million. We may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the first lien secured net leverage ratio, as defined in the Senior Secured Credit Facility, is no greater than 3.50 to 1.00.

As a result of Amendment No. 5, approximately $11.5 million of debt issuance costs were written off and are included as loss on early extinguishment of debt and write-off of discounts and deferred financing costs on our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2013. As a result of Amendments No. 4 and 5, we capitalized fees totaling approximately $14.0 million which are amortized to interest expense using weighted average interest method.

On August 9, 2013, SEA entered into Amendment No. 6 of the Senior Secured Credit Facilities. Amendment No. 6 amends the calculation of the Company’s covenant Adjusted EBITDA to allow the add back of the $46.3 million termination fee paid in connection with the termination of the advisory agreement between the Company and affiliates of Blackstone. See Note 9-Related-Party Transactions to our unaudited condensed consolidated financial statements therein for further discussion.

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

The Fourth Supplemental Indenture provided additional flexibility under the limitation on restricted payments covenant to permit, following an initial public offering, payments of dividends or other distributions in an amount not exceed the greater of (i) 6% per annum of the net proceeds received by, or contributed to, us and our restricted subsidiaries from the initial public offering and (ii) an aggregate amount per annum not to exceed:

•	$90.0 million, so long as, after giving pro forma effect to such payment, the consolidated total leverage ratio shall be no greater than 5.00 to 1.00 and greater than 4.50 to 1.00;

•	$120.0 million, so long as, after giving pro forma effect to such payment, the consolidated total leverage ratio shall be no greater than 4.50 to 1.00 and greater than 4.00 to 1.00;

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

In conjunction with our initial public offering in April 2013, we used a portion of the net received by us from our initial public offering to redeem $140.0 million in aggregate principal amount on of our Senior Notes at a redemption price of 111.0% pursuant to a provision in the indenture governing the Senior Notes that permitted us to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings and to pay estimated premiums and accrued interest thereon. The redemption premium of $15.4 million along with a write-off of approximately $5.5 million in related discounts and deferred financing costs is included as loss on early extinguishment of debt and write-off of discounts and deferred financing costs on our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2013.

As of September 30, 2013, we had $260.0 million aggregate principal amount in 11.0% Senior Notes due 2016 outstanding. Interest on the Senior Notes is payable semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee the Senior Secured Credit Facilities.

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

The indenture governing the Senior Notes and the credit agreement governing the Senior Secured Credit Facilities provide for certain events of default which, if any of them were to occur, would permit or require the principal of and accrued interest, if any, on the Senior Notes or the loans under the Senior Secured Credit Facilities, respectively, to become or be declared due and payable (subject, in some cases, to specified grace periods).

As of September 30, 2013, we were in compliance in all material respects with all covenants in the provisions contained in the documents governing our Senior Secured Credit Facilities and in the indenture governing the Senior Notes.

Under the indenture governing the Senior Notes and under the credit agreement governing the Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on covenant Adjusted EBITDA.

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

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited, in thousands)
Net income	$120,199	$92,257	$63,985	$86,243
Provision for income taxes	64,390	62,297	31,930	58,273
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs (a)	—	—	32,429	—
Interest expense	21,018	29,545	72,550	86,263
Depreciation and amortization	42,322	44,737	124,154	122,085
Termination of advisory agreement (b)	—	—	50,072	—
Advisory fees (c)	—	2,264	2,799	5,075
Equity-based compensation expense (d)	2,482	320	4,704	1,361
Debt refinancing costs (e)	111	—	892	1,000
Other adjusting items (f)	—	167	843	167
Other non-cash expenses (g)	3,894	(10)	8,129	5,282

Adjusted EBITDA	$254,416	$231,577	$392,487	$365,749

(a)	Reflects a $15.4 million premium paid for the early redemption of $140.0 million of the Company’s Senior Notes using net proceeds from the Company’s initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and a write-off of approximately $11.5 million of certain capitalized debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.
(b)	Reflects a one-time fee of $46.3 million paid by the Company to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement, and a related write-off of prepaid advisory fees of $3.8 million.
(c)	Reflects fees paid to an affiliate of Blackstone under the 2009 Advisory Agreement. The 2009 Advisory Agreement was terminated on April 24, 2013 in connection with the Company’s initial public offering.
(d)	Reflects non-cash compensation expense associated with the grants of equity compensation.
(e)	Reflects costs which were expensed related to the April, May and August 2013 amendments and the March 2012 amendment to the Senior Secured Credit Facilities.
(f)	Reflects certain acquisition and pre-opening costs related to Aquatica San Diego.
(g)	Reflects non-cash expenses related to miscellaneous asset write-offs and non-cash gains/losses on foreign currencies.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our prospectus dated as of, and filed with the SEC on April 18, 2013, other than the long-term debt and interest obligations. As a result of the changes due to Amendment No. 5 to our Senior Secured Credit Facilities, our long-term debt obligations at September 30, 2013 (in thousands), not including any possible prepayments are as follows for the less than one year, 1-3 year, 3-5 year and more than 5 year periods, respectively: $14,050; $14,050; $274,050; and $1,359,337. Our estimated future interest payments for our Senior Secured Credit Facilities and Senior Notes based on interest rates in effect at September 30, 2013 are as follows for the less than one year, 1-3 year, 3-5 year and more than 5 year periods, respectively: $71,920; $142,456; $87,973; and $62,786. Interest obligations also include letter of credit and commitment fees for the used and unused portions of our Revolving Credit Facility. See Note 6-Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2013.

Recently Issued Financial Accounting Standards

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, Comprehensive Income. The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a significant impact on our condensed consolidated financial statements.

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

After considering the impact of interest rate swap agreements, at September 30, 2013, approximately $810.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $851.5 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt would lead to an increase of approximately $4.6 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b5-1 Plans

Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Our directors, officers and employees have in the past and may from time to time establish such stock trading plans. We do not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically do not undertake to disclose the adoption, amendment, termination or expiration of any such plans.

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone, an affiliate of our major stockholders, by Travelport Limited which may be considered the Company’s affiliate.

New Director

Effective on November 11, 2013, our Board of Directors (the “Board”), increased the size of the Board to seven members and elected Deborah Thomas as an independent Class III director of the Company to fill the vacancy on the Board. Ms. Thomas has also been appointed to serve on the Board’s Audit Committee. We expect Ms. Thomas to stand for election at the annual meeting of stockholders in 2016.

Ms. Thomas’ compensation for her services as a director will be consistent with that of our other non-employee directors. Accordingly, she will receive the pro rata portion of the annual board member retainer for service on the Board (currently $60,000 per year). Ms. Thomas will also receive our annual board member equity award comprised of restricted shares of our common stock with a value of $120,000 based on the closing price of our common stock on the date of grant, which vests in three equal annual installments on each anniversary of the date of grant.

Item 6.	Exhibits

See Exhibit Index immediately following signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: November 14, 2013	By:	/s/ James M. Heaney
James M. Heaney
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2013	By:	/s/ Marc Swanson
Marc Swanson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1	Amendment No. 6, dated as of August 9, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Mizuho Corporate Banks, Ltd. as joint bookrunners, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, and the other agents and lenders from time to time party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2013)

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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