Form 10-K
period 2013-12-31
SeaWorld Entertainment, Inc.
filed 2014-03-21
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(407) 226-5011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,069,284,048 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange. For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons are affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 91,764,580 shares of Common Stock, par value $0.01 per share as of March 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2014 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” “SeaWorld,” “we,” “our” or “us” in this Annual Report on Form 10-K refer to SeaWorld Entertainment, Inc. and its consolidated subsidiaries, (ii) references to “Blackstone” refer to certain investment funds affiliated with The Blackstone Group L.P., (iii) references to the “Partnerships” refer, collectively, to ten limited partnerships owned by affiliates of Blackstone and other certain co-investors, through SW Delaware L.P. (f/k/a SW Cayman L.P.), SW Delaware A L.P. (f/k/a SW Cayman A L.P.), SW Delaware B L.P. (f/k/a SW Cayman B L.P.), SW Delaware C L.P. (f/k/a SW Cayman C L.P.), SW Delaware D L.P. (f/k/a SW Cayman D L.P.), SW Delaware E L.P. (f/k/a SW Cayman E L.P.), SW Delaware F L.P. (f/k/a SW Cayman F L.P.), SW Delaware Co-Invest L.P. (f/k/a SW Cayman Co-Invest L.P.), SW Delaware (GS) L.P. (f/k/a SW Cayman (GS) L.P.) and SW Delaware (GSO) L.P. (f/k/a SW Cayman (GSO) L.P.) (collectively, the “Partnerships”) (iv) references to “ABI” refer to Anheuser-Busch, Incorporated, (v) references to “guests” refer to our theme park visitors, (vi) references to “customers” refer to any consumer of our products and services, including guests of our theme parks, (vii) references to the “TEA/AECOM Report” refer to the 2012 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2013 and (viii) and references to the “IBISWorld Report” refer to the IBISWorld Industry Report 71311: Amusement Parks in the US dated June 2013. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM Report and theme park industry statistics are based on the IBISWorld Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including the following:

•	a decline in discretionary consumer spending or consumer confidence;

•	various factors beyond our control adversely affecting attendance and guest spending at our theme parks;

•	inability to protect our intellectual property or the infringement on intellectual property rights of others;

•	incidents or adverse publicity concerning our theme parks;

•	featuring animals at our theme parks;

•	the loss of licenses and permits required to exhibit animals;

•	significant portion of revenues generated in the States of Florida, California and Virginia and the Orlando market;

•	inability to compete effectively;

•	loss of key personnel;

•	increased labor costs;

•	unionization activities or labor disputes;

•	inability to meet workforce needs;

•	inability to fund theme park capital expenditures;

•	high fixed cost structure of theme park operations;

•	inability to maintain certain commercial licenses;

•	changing consumer tastes and preferences;

•	restrictions in our debt agreements limiting flexibility in operating our business;

•	our substantial leverage;

•	seasonal fluctuations;

•	inability to realize the benefits of acquisitions or other strategic initiatives;

•	adverse litigation judgments or settlements;

•	inadequate insurance coverage;

•	inability to purchase or contract with third party manufacturers for rides and attractions;

•	environmental regulations, expenditures and liabilities;

•	cyber security risks;

•	suspension or termination of any of our business licenses;

•	our limited operating history as a stand-alone company; and

•	the ability of affiliates of Blackstone to significantly influence our decisions.

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

Website and Social Media Disclosure

We use our website (www.seaworldentertainment.com) and our corporate Twitter account (@Seaworld) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about SeaWorld when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at www.seaworldinvestors.com. The contents of our website and social media channels are not, however, a part of this report.

PART I.

Item 1. Business

Company Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands including SeaWorld, Shamu and Busch Gardens. Over our more than 50 year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind collection of approximately 86,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. In addition to our theme parks, we have recently begun to leverage our brands into media, entertainment and consumer products.

During the year ended December 31, 2013, we hosted approximately 23.4 million guests in our theme parks, including approximately 3.7 million international guests. In the year ended December 31, 2013, we had total revenues of $1,460.3 million and net income of $50.5 million.

We generate revenue primarily from selling admission to our theme parks and from purchases of food, merchandise and other spending. For the year ended December 31, 2013, theme park admissions accounted for approximately 63% of our total revenue, and food, merchandise and other revenue accounted for approximately 37% of our total revenue. Over the same period of time, we reported $39.37 in admission per capita (calculated as admissions revenue divided by total attendance) and $23.05 in-park per capita spending (calculated as food, merchandise and other revenue divided by total attendance), representing an increase of 8.6% and 4.3%, respectively, when compared to the year ended December 31, 2012.

As one of the world’s foremost zoological organizations and a global leader in animal welfare, training, husbandry and veterinary care, we are committed to helping protect and preserve the environment and the natural world. For more information, see the “—Our Animals” and “—Philanthropy and Community Relations” sections.

Recent Developments

Secondary Offering and Share Repurchase

On December 17, 2013, selling stockholders affiliated with Blackstone completed a registered secondary offering of 18,000,000 shares of our common stock at a price of $30.00 per share. The selling stockholders received all of the net proceeds from the sale of these shares and the Company paid all expenses related to this secondary offering, other than the underwriting discount and commissions. Concurrently with the secondary offering, the Company repurchased 1,500,000 shares of our common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the secondary offering. This repurchase was approved by a special committee comprised of two of our independent, disinterested directors as being in the best interests of the Company and our stockholders other than the selling stockholders. The repurchase was consummated concurrently with the closing of the secondary offering. All repurchased shares were recorded as treasury stock at a cost of $44.2 million. As a result of this secondary offering and concurrent share repurchase, affiliates of Blackstone beneficially own 42.8% of our outstanding common stock as of December 31, 2013.

Our Competitive Strengths

•

Brands That Consumers Know and Love. We believe that our brands attract and appeal to guests from around the world and have been established as a part of popular culture. Our brand portfolio is highly stable, which we believe reduces our exposure to changing consumer tastes. We use our brands and intellectual property to increase awareness of our theme parks, drive attendance to our theme parks and create “out-of-park” experiences for our guests as a way to connect with them before they visit our theme parks and to stay connected with them after their visit. Such experiences include various media and consumer product offerings, including websites, advertisements and media programming, toys, books, apparel and technology accessories. For example, we have developed iPhone and Android smartphone applications for our SeaWorld and Busch Gardens theme parks, which offer GPS navigation through the theme parks and interactive theme park maps that show the nearest dining locations, gift shops and ATMs and provide real-time updates on wait times for rides. Our guests have quickly adopted these products with over 1.5 million downloads of our smartphone applications from June 2011 through December 2013. We have also recently begun to leverage our brands into media, entertainment and consumer products. In 2012, we launched Sea Rescue, a Saturday morning television show airing on the ABC Network featuring our work to rescue injured animals in coordination with various government agencies and other rescue organizations. Since its debut through December 2013, Sea Rescue has attracted over 118 million viewers and has been rated as the number one show in its timeslot in a number of major U.S. markets. More recently, in October 2013, we introduced our newest television program, The Wildlife Docs, which attracted over 17 million viewers from October through December 2013 and centers on the day-to-day activities at our Animal Care Center at Busch Gardens Tampa. Additionally, in November 2013, we launched www.AnimalVision.com, which allows our guests to deepen their connection with animals at our theme parks through on-habitat cameras that stream 24/7 footage of our animal habitats to customized interactive websites.

•	Differentiated Theme Parks. We own and operate 11 theme parks, including five of the top 20 theme parks in North America as measured by attendance, according to the TEA/AECOM Report. Our theme parks are beautifully themed and deliver high-quality entertainment, aesthetic appeal, shopping and dining and have won numerous awards, including Amusement Today’s Golden Ticket Awards for Best Landscaping. Our theme parks feature seven of the 50 highest rated steel rollercoasters in the world, led by Apollo’s Chariot, the #5 rated steel rollercoaster in the world, and have won the top three spots in Amusement Today’s annual Golden Ticket Award for Best Marine Life Park since the award’s inception in 2006, according to Amusement Today’s 2013 Golden Ticket Awards (the “2013 Amusement Today Annual Survey”). We have over 600 attractions that appeal to guests of all ages, including 91 animal habitats, 115 shows and 187 rides. In addition, we have over 300 restaurants and specialty shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from emotional and educational animal encounters to thrilling rides and exciting shows. As a result of these distinctive offerings, our guest surveys routinely report very high “Overall Satisfaction” scores, with 97% of respondents in 2013 ranking their experience good or excellent.

•	Diversified Business Portfolio. Our portfolio of theme parks is diversified in a number of important respects. Our theme parks are located across the United States, which helps protect us from the impact of localized events. Each theme park showcases a different mix of zoological, thrill-oriented and family-friendly attractions. This varied portfolio of entertainment offerings attracts guests from a broad range of demographics and geographies. Our theme parks appeal to both regional and destination guests, which provides us with a stable attendance base while allowing us to benefit from improvements in macroeconomic conditions, including increased consumer spending and international travel.

•	One of the World’s Largest Zoological Collections. We believe we are attractively positioned in the industry due to our ability to display our extensive animal collection in a differentiated and interactive manner. We believe we have one of the world’s largest zoological collections with approximately 86,000 animals, including approximately 8,000 marine and terrestrial animals and approximately 78,000 fish. With 29 killer whales, we have the largest group of killer whales in human care. We have established successful and innovative breeding programs that have produced 31 killer whales, 159 dolphins and 135 sea lions, among other species, and our marine animal populations are characterized by their substantial genetic diversity. More than 80% of our marine mammals were born in human care.

•	Strong Competitive Position. Our competitive position is protected by the combination of our powerful brands, extensive animal collection and expertise and attractive in-park assets located on valuable real estate. Our animal collection and zoological expertise, which have evolved over our more than five decades of caring for animals, would be very difficult to replicate. We have made extensive investments in new marketable attractions and infrastructure and we believe that our theme parks are well capitalized. The limited supply of real estate suitable for theme park development coupled with high initial capital investment, long development lead-times and zoning and other land use restrictions constrain the number of large theme parks that can be constructed.

•	Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team, led by Jim Atchison, our Chief Executive Officer and President, includes some of the most experienced theme park executives in the world, with an average tenure of more than 30 years in the industry. The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product development, business development and marketing. In addition, we are one of the world’s foremost zoological organizations with an average of more than 1,500 employees in 2013 dedicated to animal welfare, training, husbandry and veterinary care.

•	Proximity of Complementary Theme Parks. Our theme parks are grouped in key locations near large population centers across the United States, which allows us to realize revenue and operating expense efficiencies. Having theme parks located within close proximity to each other also enables us to cross market and offer bundled ticket and travel packages. In addition, closely located theme parks provide operating efficiencies including sales, marketing, procurement and administrative synergies as overhead expenses are shared among the theme parks within each region. We intend to continue to capitalize on this strength through our 2012 acquisition of Knott’s Soak City Chula Vista water park in California, which we rebranded and relaunched as Aquatica San Diego on June 1, 2013 near our SeaWorld San Diego theme park.

•	Attractive, Growing Profit Margins and Strong Cash Flow Generation. Our attractive and growing profit margins, combined with our disciplined approach to capital expenditures and working capital management, enable us to generate strong and recurring cash flow. Five of our 11 theme parks are open year-round, reducing our seasonal cash flow volatility. In addition, we have substantial tax assets which we expect to be available to defer a portion of our cash tax burden going forward.

•	Care for Our Community and the Natural World. Caring for our community and the natural world is a core part of our corporate identity and resonates with our guests. We focus on three core philanthropic areas: children, education and environment. Through the power of entertainment, we are able to inspire children and educate guests of all ages. We support numerous charities and organizations across the country. For example, we are the primary supporter and corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, in collaboration with the government and other members of accredited stranding networks, we operate one of the world’s most respected programs to rescue ill and injured marine animals, with the goal to rehabilitate and return them back to the wild. Our animal experts have helped more than 23,000 ill, injured, orphaned and abandoned animals for more than four decades.

Our Theme Parks

Our legacy started in 1959 with the opening of our first Busch Gardens theme park in Tampa, Florida. Since then, we have built our portfolio of strong brands and have strategically expanded our portfolio of theme parks across five states and approximately 2,000 acres of owned land, including through acquisitions.

Our theme parks offer guests a variety of exhilarating experiences, from animal encounters that invite exploration and appreciation of the natural world, to thrilling rides and spectacular shows. Our theme parks are beautifully themed venues that are consistently recognized among the top theme parks in the world and rank among the most highly attended in the industry. In 2012, SeaWorld Orlando, SeaWorld San Diego and Busch Gardens Tampa each ranked among the top 25 theme parks worldwide based on attendance, and Aquatica Orlando and Water Country USA each ranked among the top 20 water parks worldwide based on attendance, according to the TEA/AECOM Report. We generally locate our theme parks in geographical clusters, which improves our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs. Our portfolio of branded theme parks includes the following names:

•	SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, thrilling attractions and a variety of live performances that immerse guests in the marine-life theme. Each SeaWorld theme park showcases killer whales in specially designed amphitheaters, which feature inspiring shows, underwater viewing and special dining experiences. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill rides and theatrical shows that creatively incorporate our one-of-kind animal collection. Collectively, our SeaWorld theme parks have won the top three spots in Amusement Today’s annual Golden Ticket Award for Best Marine Life Park since the award’s inception in 2006. We currently own and operate the following SeaWorld branded theme parks:

•	SeaWorld Orlando is a 279 acre theme park in Orlando, Florida and is open year-round. It is our largest theme park as measured by attendance and revenue. SeaWorld Orlando is home to the original Journey to Atlantis watercoaster ride, Kraken, a floorless rollercoaster, and Manta, a flying rollercoaster which integrates animals and a beautiful aquarium into its theme. In April 2012, we opened TurtleTrek, one of the first attractions with two extensive naturalistic habitats, home to manatees and sea turtles, and a 3-D, 360-degree dome theater, which allows a 3-D movie to be shown all around and even above our guests. In May 2013, we opened Antarctica: Empire of the Penguin, a realm within the theme park that immerses guests into a penguin habitat. This attraction includes innovative ride technology and features a new animated penguin character, Puck.

•	SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing 416 acres in San Antonio, Texas. SeaWorld San Antonio features thrilling rollercoasters, including the Steel Eel and The Great White, along with a collection of marine-themed shows and experiences, including the killer whale show One Ocean. Our guests can upgrade their experience for an additional fee to also enjoy our Aquatica water park located within SeaWorld San Antonio.

•	SeaWorld San Diego is the original SeaWorld theme park spanning 190 acres of waterfront property on Mission Bay in San Diego, California. SeaWorld San Diego is open year-round and is one of the most visited paid attractions in San Diego. Its newest attraction is Manta, built in 2012 and modeled on the successful Manta ride in SeaWorld Orlando, which includes animal habitats featuring bat rays and other marine-life as well as a launch rollercoaster shaped like a giant manta ray.

•	Busch Gardens. Our Busch Gardens theme parks are family-oriented destinations designed to immerse guests in foreign geographic settings. They are renowned for their beauty and cleanliness with award-winning landscaping and gardens. Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions and rollercoasters, exotic animals and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:

•	Busch Gardens Tampa features exotic animals, thrill rides and shows on 306 acres of lush natural landscape. With approximately 12,000 animals representing more than 250 species, Busch Gardens Tampa offers more opportunities to learn about and interact with amazing animals than any other of our theme parks. Our zoological collection is a popular attraction for families, and its portfolio of rides, including three of the world’s top 35 steel rollercoasters according to the 2013 Amusement Today Annual Survey, broaden the theme park’s appeal to teens and thrill seekers of all ages. Our newest attractions include the award winning Iceploration show, state-of-the-art Animal Care Center and Christmas Town, all of which which opened in 2012.

•	Busch Gardens Williamsburg is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming. This 422 acre theme park has been named the Most Beautiful Park in the World by the National Amusement Park Historical Association for 23 consecutive years and has earned the Amusement Today Golden Ticket for Best Landscaping each year since the category’s inception in 1998. It features some of the industry’s top thrill rides with three steel rollercoasters, Apollo’s Chariot, Alpengeist and Griffon, ranked in the top 35 in the 2013 Amusement Today Annual Survey. Its newest steel rollercoaster, Verbolten, a multi-launch, indoor/outdoor rollercoaster that ends with an 88-foot drop toward the theme park’s Rhine River, opened in 2012.

•	Aquatica. Our Aquatica branded water parks are premium, family-oriented destinations that are based in a South Seas-themed tropical setting. Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative and entertaining presentation of marine and terrestrial animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following Aquatica branded theme parks:

•	Aquatica Orlando is an 81 acre South Seas-themed water park adjacent to SeaWorld Orlando. It was the 3rd most attended water park in North America in 2012, according to the TEA/AECOM Report, and is open year-round. The theme park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats, including the signature Dolphin Plunge that carries guests through a Commerson’s dolphin habitat.

•	Aquatica San Antonio is a water park located within SeaWorld San Antonio and accessible to guests for an additional fee. It features a variety of waterslides, rivers, lagoons, more than 45,000 square feet of beach area and private cabanas. The water park’s signature attraction, Stingray Falls, takes four-seat rafts down twists and turns to an underwater grotto, where guests view stingrays and tropical fish. In addition, Walhalla Wave, a family raft ride, sends guests to the top of a zero-gravity wall, giving riders the sense of weightlessness.

•	Aquatica San Diego is located near our SeaWorld San Diego theme park and is the latest water park added to our portfolio. We acquired the Knott’s Soak City Chula Vista water park from a subsidiary of Cedar Fair L.P. on November 20, 2012 and renovated, rebranded and relaunched the theme park as Aquatica San Diego on June 1, 2013.

•	Discovery Cove. Located next to SeaWorld Orlando, Discovery Cove is a reservations only, all-inclusive marine-life theme park that is open year-round to guests and features premium culinary offerings. The theme park restricts its attendance to approximately 1,300 guests per day in order to assure a more intimate experience. Discovery Cove provides guests with a full day of activities, including a 30-minute dolphin swim session and the opportunity to snorkel with thousands of tropical fish, wade in a lush lagoon with stingrays, and hand-feed birds in a free flight aviary. Discovery Cove’s newest attractions include The Grand Reef, which includes SeaVenture, an underwater walking tour where guests can get up close to exotic fish and sharks, and Freshwater Oasis, which offers wading adventures and face-to-face encounters with otters and marmosets.

•	Sesame Place. Located between Philadelphia and New York City, Sesame Place is the only theme park in America entirely dedicated to the award-winning television show, Sesame Street, and its spirit of imagination. The theme park shares SeaWorld’s “education and learning through entertainment” philosophy and allows parents and children to experience Sesame Street together through whirling rides, water slides, colorful shows and furry friends. Despite its small size and seasonal operating schedule, Sesame Place attracts approximately one million guests annually due to its strong family appeal. Sesame Place debuted the Neighborhood Street Party Parade and an annual Christmas event in 2011. In addition, we have introduced Sesame Street brands in our other theme parks through Sesame Street-themed rides, shows, children’s play areas and merchandise. Our rights to the Sesame Street brand in the United States extend through 2021.

•

Water Country USA. Virginia’s largest family water play park, Water Country USA, features state-of-the-art water rides and attractions, all set to a 1950s and 1960s surf theme. Water Country USA is the sixth most attended water park in North America according to the TEA/AECOM Report and features a 23,000 square-foot wave pool, a science fiction themed interactive children’s play area, kid-sized water slides, live shows and several other attractions. One of its newest attractions is Vanish Point, a thrilling drop slide, which opened in 2011.

•	Adventure Island. Located adjacent to Busch Gardens Tampa, Adventure Island is a 56 acre water park that is filled with water rides, dining and other attractions that incorporate a Key West theme. The theme park is the eighth most attended water park in North America according to the TEA/AECOM Report and features a friendly wave pool and children’s water playground that appeal to its core constituency, local families with young children.

The following table summarizes our theme park portfolio as of December 31, 2013:

Location	Theme Park	Year Opened	Animal Habitats (2)	Rides (3)	Shows (4)	Other (5)
Orlando, FL		1973	17	14	18	27
		2000	5	3	0	5
		2008	5	13	0	4
Tampa, FL		1959	17	28	16	39
		1980	0	12	0	7
San Diego, CA		1964	25	10	20	17
		1996(1)	2	8	0	4
San Antonio, TX		1988	12	23	33	50
Williamsburg, VA		1975	7	38	14	43
		1984	1	15	1	9
Langhorne, PA		1980	0	23	13	22
Total(6)			91	187	115	227

(1)	On November 20, 2012, we acquired the Knott’s Soak City Chula Vista water park from a subsidiary of Cedar Fair, L.P. This water park was renovated, rebranded and relaunched as Aquatica San Diego on June 1, 2013.
(2)	Represents animal habitats without a ride or show element, often adjacent to a similarly themed attraction.
(3)	Represents mechanical dry rides, water rides and water slides (including wave pools and lazy rivers).
(4)	Represents annual and seasonal shows with live entertainment, animals, characters and/or 3-D or 4-D experiences.
(5)

Represents our 2013 portfolio for events, distinctive experiences and play areas, which collectively may include special limited time events; distinctive experiences often limited to small groups and individuals and/or requiring a supplemental fee (such as educational tours, immersive dining experiences and swimming with animals); and pure play areas, typically designed for children or seasonal special events, often without a queue (such as water splash areas or Halloween mazes).
(6)	The total number of animal habitats, rides, shows, events, distinctive experiences and play areas in our theme park portfolio varies seasonally.

Our New Attractions

Our theme parks feature a variety of attractions for our guests. Some of the attractions added in 2013 include:

•	Antarctica: Empire of the Penguin (SeaWorld Orlando): This new attraction blends penguin encounters with a family ride for a one-of-a-kind experience. The attraction features a new and innovative ride component, a penguin habitat that is home to more than 230 penguins, an underwater viewing gallery and new culinary and retail offerings.

•	Food & Wine Festival (Busch Gardens Williamsburg): The Busch Gardens Williamsburg Food & Wine Festival was introduced in 2013 and provides guests with an opportunity to take a culinary tour of one of the highest quality theme parks in the world. This new seasonal event features sample-sized portions of international foods, wines and other refreshments not usually offered at Busch Gardens Williamsburg.

•	Madagascar LIVE! Operation: Vacation (Busch Gardens Tampa and SeaWorld San Diego): This original live musical show features singers, dancers and music performed by a live band. Guests can sing, clap and dance along to original songs and party favorites as they join in with the popular characters from the DreamWorks Animation Madagascar franchise.

•	Pets Ahoy (SeaWorld San Antonio): The popular Pets Ahoy show from SeaWorld Orlando was introduced at SeaWorld San Antonio in 2013. The comical show features the talents of dogs, cats, birds, rats, pot-belly pigs and other animals performing a series of entertaining skits. Nearly all of the animals featured in the show are rescued from animal shelters.

Capital Improvements

We make annual investments to support our existing theme park facilities and attractions, as well as enable the development of new theme park attractions and infrastructure. Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive and increase attendance and our guests’ length of stay.

In 2012, we opened new attractions in seven of our theme parks. Subsequently on May 24, 2013, we opened one of our biggest new attractions: Antarctica: Empire of the Penguin. On June 1, 2013, we rebranded and relaunched the Knott’s Soak City Chula Vista water park which we acquired in November 2012, as Aquatica San Diego, after making capital investments to upgrade its facilities.

During 2014 and 2015, we plan to celebrate the 50th anniversary of the SeaWorld brand at all three of our SeaWorld theme parks with a variety of new events, attractions, decors and musical features that celebrate our leadership in the marine-life theme park segment. SeaWorld’s 50th Anniversary Celebration will be highlighted by new attractions, such as Explorer’s Reef in SeaWorld San Diego, which features an opportunity for our guests to experience hands-on interactions with sea creatures. We are planning new attractions at 9 of our 11 parks in 2014, including, at our Busch Gardens Tampa theme park, we are scheduled to complete construction on Falcon’s Fury, a 335 foot tall drop tower that will pivot guests 90 degrees into a face down dive position before dropping toward the ground.

Maintenance and Inspection

Maintenance at our theme parks is a key component of guest service and safety and includes two areas of focus: facilities and infrastructure and rides and attractions. Facilities and infrastructure consists of all functions associated with upkeep, repair, preventative maintenance, code compliance and improvement of theme park infrastructure. This area is staffed with a combination of external contractors/suppliers and our employees.

Rides and attractions maintenance represents all functions dedicated to the inspection, upkeep, repair and testing of guest experiences, particularly rides. Rides and attractions maintenance is also staffed with a combination of external suppliers, inspectors and our employees, who work to assure that ride experiences are operating within the manufacturer’s criteria and that maintenance is conducted according to standards, which may include, internal standards, industry best practice and standards (such as ASTM International), state or jurisdictional requirements, as well as the ride designer or manufacturer’s specifications. All ride maintenance personnel are trained to perform their duties according to internal training processes, in addition to recognized industry certification programs for maintenance leadership. Every ride at our theme parks is inspected regularly, according to daily, weekly, monthly and annual schedules, by both park maintenance experts and external consultants. Additionally, all rides are inspected daily by maintenance personnel before use by guests to ensure proper and safe operation.

Generally, all maintenance activities are planned and tracked using a network enterprise software system, in order to schedule and request work, track completion progress and manage costs of parts and materials.

Our Animals

We are one of the world’s foremost zoological organizations with an average of more than 1,500 employees in 2013 dedicated to animal welfare, training, husbandry and veterinary care. Our mission is to inspire guests through education and up-close experiences and to care for and protect animals. We believe we have one of the largest animal collections in the world, with approximate 86,000 animals, including 8,000 marine and terrestrial animals and 78,000 fish. Animals in our care include certain rare species such as the cheetah, Bengal tiger, West Indian manatee, black rhinoceros and polar bear.

The well-being of the animals in our care is a top priority. Our zoological staff has been caring for animals for more than five decades, and our expertise is a resource for zoos, aquariums and conservation organizations worldwide. Our expertise and innovation in animal husbandry have led to advances in the care of species in zoological facilities and in the conservation of wild populations.

We operate successful zoological breeding programs that help maintain a large and genetically-diverse animal collection. Those efforts have produced 31 killer whales, 159 dolphins and 135 sea lions, among other species. More than 80% of the marine mammals living in our zoological theme parks were born in human care.

Many of our programs represent pioneering contributions to the zoological community. Until the birth of our first killer whale calf in 1985, no zoological institution had successfully bred killer whales. With 29 killer whales, we care for the largest killer whale population in zoological facilities worldwide and today have the most genetically diverse killer whale and dolphin collection in our history. Six of these killer whales are presently on loan to a third party pursuant to an agreement entered into in February 2004. Pursuant to this agreement, we receive an annual fee, which is not material to our results of operations. In addition to generating incremental revenue for our business, the agreement provides for additional housing capacity for our killer whales. The agreement expires in 2031 and is renewable at the option of the parties.

Our commitment to animals also extends beyond our theme parks and throughout the world. We actively participate in species conservation and rescue efforts as discussed in “—Conservation Efforts” and “—Philanthropy and Community Relations” below.

Our Products and Services

Admission Tickets

We generate most of our revenue from selling admission to our theme parks. For the year ended December 31, 2013, theme park admissions accounted for approximately 63% of our revenue. We work with travel agents, ticket resellers and travel agencies, as well as maintain an online presence to promote advanced sales and provide guest convenience and ease of entry. Approximately 30% of our admission ticket purchases are made online.

Guests who visit our theme parks have the option of purchasing multiple types of admission tickets, from single and multi-day tickets to season, annual and two year passes. We also offer a Fun Card at select theme parks that allows additional visits throughout that calendar year. In addition, visitors can purchase vacation packages with preferred hotels, behind-the-scenes tours, specialty dining packages and front of the line access to enhance their experience.

We also participate in joint programs that are designed to provide visitors to Florida and Southern California with options, flexibility and value in creating their vacation itineraries. For example, we have partnered with several theme parks in Orlando to create the Orlando FlexTicket, which allows guests to purchase a ticket providing access to our theme parks in Orlando and Tampa as well as Universal Studios’ Universal Orlando, Islands of Adventure and Wet ‘n Wild. We also created the 2-Park FlexTicket in conjunction with Universal Studios, which allows guests to purchase a ticket providing access to SeaWorld San Diego and Universal Studios Hollywood. In addition, we partner with independent third parties who sell tickets and/or packages to our theme parks.

We provide discounts, actively run promotions and use dynamic pricing models to adjust to changes in demand during targeted periods to maximize revenue and manage capacity.

Theme Park Operations

Our theme park operations strive to deliver a high level of service, safety and security at our theme parks. Comprised of rides, shows and attractions operations, safety, security, environmental, water park and guest arrival services (including parking, tolls, admissions, guest relations, entry and exit), the theme park operations team manages the planning and execution of the overall theme park experience on a daily basis. In pursuit of continuous improvement at our guest touch points, theme park operations identify and leverage internal best practices across all of our theme parks in order to create a seamless and enjoyable guest experience throughout the entire visit.

Culinary Offerings

We strive to deliver a variety of high quality, creative and memorable culinary experiences to our guests. Our culinary operations are strategically organized into five key guest-oriented disciplines designed to drive in-park per capita spending: restaurants, catering, carts and kiosks, specialty snacks and vending. Our culinary team focuses on providing creative menu offerings that appeal to our diverse guest base.

We offer a variety of dining programs that provide value to our guests while driving incremental revenues. While our menu offerings have broad appeal, they also cater to guests who desire healthy options and those with special allergy-related needs. Our successful all-day-dining program delivers convenience and value to our guests with numerous restaurant choices for one price. We also offer creative immersive dining experiences that allow guests to dine up-close with our animals and characters. Our commitment to care for the natural world extends to the food that we serve. Some of our menus feature sustainable, organic, seasonal and locally grown ingredients that aim to minimize environmental impacts to animals and their habitats. In addition, through culinary supply chain management initiatives, we are well-positioned to take advantage of changing economic and market conditions.

Merchandise

We offer guests the opportunity to capture memories through our products and services, including through traditional retail shops, game venues and customized photos and videos. We make a focused effort to leverage the emotional connection of the theme park experiences, capitalize on trends and optimize brand alignment with our merchandise product offerings.

We operate more than 200 specialty shops at our theme parks, and our retail business encompasses the entire value chain, from product design to production and sourcing, importing and logistics and visual presentation up to the point of sale. Our products encompass more than 65,000 unique SKUs. Whether a plush toy, a stylish apparel item showcasing an attraction, a commemorative memento or a tote to carry it all, we create items both big and small so that every guest has a chance to find that perfect item that is a reminder of the memories made in our theme parks.

Through real time photo and video technologies, guests can purchase visual memories to commemorate their experience with us. Whether on a traditional ride or during one of our numerous animal experiences, we capture the moment through the use of state-of-the-art processes and technologies. We continue to explore and develop our photo and retail business to extend beyond the visit with online opportunities to further create customized products.

In-park games span from traditional theme park operations to arcade experiences, all with the goal of creating positive family experiences for guests of every age.

Our merchandise teams also focus on making a visit to our theme parks easy, convenient and comfortable. This includes offering lockers or service vehicle rentals such as strollers, electric personal carts and wheelchairs.

Licensing and Consumer Products

To capitalize on our popular brands, we have begun to leverage our intellectual property and content through media and consumer strategic licensing arrangements. We extended the reach of our brands through outbound media licensing in areas such as films, television programs and digital e-books, as well as our first-ever multi-platform mobile app game, TurtleTrek, which launched on iTunes in November 2012. We have also expanded into the development of licensed consumer products to drive consumer sales through retail channels beyond our theme parks. Our licensed consumer product offerings currently include toys, books, apparel and technology accessories, among other product types. While currently these products do not represent a material percentage of our revenue, we believe by leveraging our brands and our intellectual property through media and consumer products, we will create new revenue streams and enhance the value of our brands through greater consumer awareness and increased consumer loyalty.

In addition, we have expanded our brand appeal through strategic alliances with well-known external brands, including Sesame Street and The Polar Express. We also entered into an exclusive theme park license with Nelvana Enterprises, a division of Corus Entertainment, for the animated character and series Franklin and Friends, which includes in-park character appearances, DVD specials, custom publishing and co-branded merchandise.

Group Events and Conventions

We host a variety of different group events, meetings and conventions at our theme parks both during the day and at night. Our venues offer indoor and outdoor space for meetings, special events, entertainment shows, picnics, teambuilding events, group tours and special group ticket packages. Park buy-outs allow groups to enjoy exclusive itineraries, including meetings and shows, up-close encounters with animals and behind the scenes tours. Each of our theme parks offers attractive venues, such as SeaWorld Orlando’s Ports of Call, a 70,000 square foot dedicated special events complex and banquet facility at the theme park, which is themed as a nautical wharf-side warehouse district, complete with two miniature submarines. The facility offers more than 30,000 square feet of dining space, with a ballroom that provides seating for more than 750 guests and a larger outdoor garden reception area that can accommodate additional guests. For the year ended December 31, 2013, we hosted more than 1,600 group events at our theme parks across the country.

Corporate Sponsorships and Strategic Alliances

We seek to secure long-term corporate sponsorships and strategic alliances with leading companies and brands that share our core values, deliver significant brand marketing value and influence and drive mutual business gains. We identify prospective corporate sponsors based on their industry and industry-leading position, and we select them based on their ability to deliver impactful marketing value to our theme parks and our brands, as well as to consumer products and various entertainment platforms. Our current corporate sponsors include, among others, Southwest Airlines, which has been a sponsor for over 20 years, and The Coca-Cola Company. Our corporate sponsors contribute to us in a multitude of ways, such as through direct marketing, advertising, media exposure and licensing opportunities, as well as through the non-profit SeaWorld & Busch Gardens Conservation Fund. For example, in 2013, Southwest Airlines debuted Penguin One, the newest addition to their collection of SeaWorld themed aircraft while Coca-Cola continued to launch new domestic and international channel marketing programs and consumer promotions on our behalf with Starwood Hotels, Baskin Robbins, Cinemark Theaters, Burger King, MyCokeRewards and Walgreens.

Our Corporate Culture

Our corporate culture is built on our mission to deliver personal, interactive and educational experiences that enable our customers to celebrate, connect with and care for the natural world we share. Our management team and our employees are passionate about connecting people to nature and animals and are committed to working in a socially responsible and environmentally sustainable manner. We teach our employees to be welcoming, friendly and attentive and to create an environment that allows our guests to build lasting memories with their family and friends. Our consumer-oriented corporate culture is integral to our organization and the cornerstone of our success.

Conservation Efforts

We contribute to species conservation, wildlife rescue, education and environmental stewardship programs around the world. Through the SeaWorld & Busch Gardens Conservation Fund, a non-profit organization, we support wildlife research, habitat protection, animal rescue and conservation education. We also work with and support environmental organizations, including the National Wildlife Federation, World Wildlife Fund and The Nature Conservancy and contribute funds in support of efforts to ensure the sustainability of animal species in the wild. Some of our animals also serve as ambassadors in helping raise awareness for species in danger through numerous national media and public appearances. Through our theme parks’ up-close animal encounters, educational exhibits and innovative entertainment, we strive to inspire each guest who visits one of our parks to care for and conserve the natural world.

In addition, in collaboration with federal, state and local governments, among others, we operate one of the world’s most respected rescue programs for ill and injured marine animals, with the goal of rehabilitating and returning them to the wild. Over four decades, our animal experts have helped more than 23,000 ill, injured, orphaned and abandoned animals.

Our commitment to research and conservation also has led to advances in the care of animals in zoological facilities and in conserving wild populations. We have pioneered new ways to rehabilitate animals in need. For example, we helped to create nutritional formulas and custom nursing bottles to hand-feed orphaned animals and developed techniques to help save sea turtles with cracked shells, created prosthetic beaks for injured birds and outfitted injured manatees with an “animal wetsuit” allowing them to stay afloat and warm.

Most recently, we have undertaken major sustainability initiatives in our theme parks. For example, we discontinued the use of plastic bags in all our gift shops in 2013 and are using only paper and reusable bags. In doing so, we keep an estimated four million plastic bags from entering landfills and the environment each year.

Philanthropy and Community Relations

We focus our philanthropic efforts in three areas: children, education and the environment. We are committed to the communities in which we live, learn, work and play. We also partner with charities across the country whose values and missions are aligned with our own, including hospitals, organizations that serve children with disabilities and animal shelter and rescue groups. Through long-term strategic support to advance the missions of these groups, financial support, in-kind resources or hands-on volunteer work, service is an active part of the work we do.

Our theme parks inspire and educate children and guests of all ages through the power of entertainment, and our philanthropic efforts reflect this commitment. We extend educational outreach visits to inner-city schools, host “special wish” children to enjoy theme park adventures and create Skype visits with our animals for children too ill to travel.

Finally, a key component of our community outreach is our long-term commitment to honoring the service of members of the U.S. military and acknowledging the sacrifices that their families have made. Currently, we offer a free admission program, which provided approximately 700,000 free single day passes to active military personnel and their families for the year ended December 31, 2013.

Our Guests and Customers

Our theme parks are located near a number of large metropolitan areas, with a total population of over 60 million people located within 150 miles. Additionally, because our theme parks are divided between regional and destination theme parks, our guests are further diversified among a more stable base of local visitors, non-local domestic visitors and international tourists. Our theme parks are entertainment venues and have broad demographic appeal. For the year ended December 31, 2013, families comprised 54% of our attendance with an average party size of 3.8 people. In addition to guests of our theme parks, our customers include consumers of our various “out-of-park” product and service offerings.

Seasonality

The theme park industry is seasonal in nature. Based upon historical results, we generate the highest revenues in the second and third quarters of each year, in part because six of our theme parks are only open for a portion of the year. Approximately two-thirds of the Company’s attendance and revenues are generated in the second and third quarters of the year. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and between the first and fourth quarters due to the timing of Christmas and New Year’s. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals in managing our business is to continue to generate cash flow throughout the year and minimize the effects of seasonality. In recent years, we have begun to encourage attendance during non-peak times by offering a variety of seasonal programs and events, such as a kids festivals, special concert series, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

Marketing

Our marketing and sales efforts are focused on generating profitable attendance, in-park per capita spending and building the value of our brands. Through advertising, including local customization, promotions, retail and corporate partners, digital platforms, public relations and sales initiatives, we drive awareness of and intent to visit our theme parks, attendance and higher in-park per capita spending on an international, national and regional level. Our attractive destination locations and strategy of grouping parks together creates high appeal for multi-day visits. Our strategic priorities include: (i) building our brands, (ii) improving guest loyalty,

(iii) expanding digital expertise and (iv) broadening appeal (among multi-cultural consumers, kids and domestic markets). With great brands and a diverse team, marketing and sales will play a significant role in driving future growth.

Intellectual Property

Our business is affected by our ability to protect against infringement of our intellectual property, including our trademarks, service marks, domain names, copyrights and other proprietary rights. Important intellectual property includes rights in names, logos, character likenesses, theme park attractions, content of television programs and systems related to the study and care of certain of our animals. In addition, we are party to key license agreements as licensee, including our agreements with Sesame Workshop and ABI as discussed below. To protect our intellectual property rights, we rely upon a combination of trademark, copyright, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions and third-party policies and procedures governing internet/domain name registrations.

Busch Gardens License Agreement

Our subsidiary, SeaWorld Parks & Entertainment LLC, is a party to a trademark license agreement with ABI, which governs our use of the Busch Gardens name and logo. Under the license agreement, ABI granted to us a perpetual, exclusive, worldwide, royalty-free license to use the Busch Gardens trademark and certain related domain names in connection with the operation, marketing, promotion and advertising of our theme parks, as well as in connection with the production, use, distribution and sale of merchandise sold in connection with such theme parks.

The license extends to our Busch Gardens theme parks located in Williamsburg, Virginia and Tampa, Florida, and may also include any amusement or theme park anywhere in the world that we acquire, build or rebrand with the Busch Gardens name in the future, subject to certain conditions. ABI may not assign, transfer or sell the Busch Gardens mark without first granting us a reasonable right of first refusal to purchase such mark.

We have agreed to indemnify ABI from and against third party claims and losses arising out of or in connection with the operation of the theme parks and the related marketing or promotion thereof, any merchandise branded with the licensed marks and the infringement of a third party’s intellectual property. We are required to carry certain insurance coverage throughout the term of the license.

The license agreement can be terminated by ABI under certain limited circumstances, including in connection with certain types of change of control of SeaWorld Parks & Entertainment LLC.

Sesame Licenses

Sesame Place Theme Park License Agreements

Our subsidiary, SeaWorld Parks & Entertainment LLC (f/k/a SPI, Inc.), is a party to a license agreement with Sesame Workshop (f/k/a Children’s Television Workshop). Under the license agreement, we were granted the right to use titles, marks, names, and characters from the Sesame Street and The Electric Company television series, as well as certain characters and elements created by Muppets Inc. for the Sesame Street series, related marketing materials, and the Sesame Place design trademark in connection with the children’s play parks in Langhorne, Pennsylvania. We pay specified royalties based on receipts from business conducted on the premises of the theme park to Sesame Workshop. We are required to include Sesame Workshop and Muppets Inc. as insured parties under any relevant insurance policies, and have agreed to indemnify Sesame Workshop from and against certain claims and expenses arising out of any personal or property injury at our Sesame Place park or breach of the license agreement. The license agreement can be terminated by Sesame Workshop under certain circumstances, including in connection with a specified change of control of SeaWorld Parks & Entertainment LLC, specified uncured breaches of the license agreement or specified bankruptcy events.

Under a separate agreement, Sesame Workshop granted SeaWorld Parks & Entertainment LLC a license to develop, manufacture, and produce in the United States (and, in some circumstances, elsewhere in the world) and to distribute and sell at Sesame Place branded play parks, certain products bearing Sesame Place, Sesame Street, and Sesame Street Muppet characters, likenesses, logos, marks and materials, including apparel, flags, bags, mugs, buttons, pens, wristbands and other miscellaneous products. The parties have agreed to indemnify each other from and against claims and expenses in connection with our respective performance under the license agreement and any breach thereof. Sesame Workshop may terminate the license under certain circumstances, including our uncured breach or bankruptcy.

Both agreements are scheduled to remain in effect until December 31, 2021.

Multi-Park License

Under a separate agreement, Sesame Workshop granted SeaWorld Parks & Entertainment LLC rights to use the Sesame Place and Sesame Workshop names and logos, certain Sesame Street characters (including Elmo, Big Bird and Cookie Monster), and granted a limited term right of first negotiation to utilize characters from other Sesame Workshop television series at SeaWorld San Diego, SeaWorld San Antonio, SeaWorld Orlando, and our two Busch Gardens theme parks. Within these theme parks we have rights to use the marks and characters in connection with Sesame Street themed attractions, Sesame Street shows and character appearances, and the marketing, advertising and promotion of the theme parks.

Sesame Workshop has also granted us the right to develop, manufacture, distribute and sell products within our SeaWorld and Busch Gardens theme parks, but also other parks in the United States that are owned or operated by SeaWorld Parks & Entertainment LLC, its subsidiaries or affiliates.

Pursuant to this agreement we pay a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.

The parties have agreed to indemnify each other from and against third party claims and expenses arising from their respective performance under the agreement or any breach thereof. Sesame Workshop has the right to terminate the agreement under certain limited circumstances, including a change of control of SeaWorld Parks & Entertainment LLC, SeaWorld Parks & Entertainment LLC’s bankruptcy or uncured breach of the agreement, or the termination of the license agreement regarding our Sesame Place theme park.

The agreement is scheduled to remain in effect until December 31, 2021 unless earlier terminated or extended.

Our Industry

We believe that the theme park industry is an attractive sector characterized by a proven business model that generates significant cash flow and has clear avenues for growth. Theme parks offer a strong consumer value proposition, particularly when compared to other forms of out-of-home entertainment such as concerts, sporting events, cruises and movies. As a result, theme parks attract a broad range of guests and generally exhibit strong margins across regions, operators, park types and macroeconomic conditions.

According to the IBISWorld Report, the U.S. theme park industry, which hosts approximately 315 million visitors per year, is comprised of a large number of venues ranging from a small group of high attendance, heavily-themed destination theme parks to a large group of lower attendance local theme parks and family entertainment centers. According to the TEA/AECOM Report, the United States is the largest theme park market in the world with five of the ten largest theme park operators and 12 of the 25 most-visited theme parks in the world. In 2013, the U.S. theme park industry was expected to generate approximately $14.7 billion in revenues, according to the IBISWorld Report.

Competition

Our theme parks and other product and entertainment offerings compete directly for discretionary spending with other destination and regional theme parks and water and amusement parks and indirectly with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sports attractions, restaurants and vacation travel. Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Studios, Six Flags, Cedar Fair, Merlin Entertainments and Hershey Entertainment and Resorts Company. Our highly differentiated products provide a complementary experience to those offered by fantasy-themed Disney and Universal parks. In addition, we benefit from the significant capital investments made in developing the tourism industry in the Orlando area. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

Competition is based on multiple factors including location, price, the originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of food and entertainment, weather conditions, ease of travel to the theme park (including direct flights by major airlines), and availability and cost of transportation to a theme park. We believe we compete effectively, and our competitive position is protected, due to our strong brand recognition, extensive animal collection, high historical capital investment and valuable real estate. Additionally, we believe that our theme parks feature a sufficient quality and variety of rides and attractions, educational and interactive experiences, merchandise locations, restaurants and family orientation to make them highly competitive with other destination and regional theme parks, as well as other forms of entertainment.

Employees

As of December 31, 2013, we employed approximately 4,500 full-time employees and approximately 7,300 part-time employees. During our peak operating season in 2013, we employed approximately 14,000 seasonal employees, many of whom are high school and college students. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good.

Regulatory

Our operations are subject to a variety of federal, state and local laws, regulations and ordinances including, but not limited to, those regulating the environment, display, possession and care of our animals, amusement park rides, building and construction, health and safety, labor and employment, workplace safety, zoning and land use and alcoholic beverage and food service. Key statutes and treaties relating to the display, possession and care of our animal collection include the Endangered Species Act, Marine Mammal Protection Act, Animal Welfare Act, Convention on International Trade in Endangered Species and Fauna Protection Act and the Lacey Act. We must also comply with the Migratory Bird Treaty Act, Bald and Golden Eagle Protection Act, Wild Bird Conservation Act and National Environmental Policy Act, among other laws and regulations. We believe that we are in substantial compliance with applicable laws, regulations and ordinances; however, such requirements may change over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to our properties or operations will not require significant expenditures in the future.

Insurance

We maintain insurance of the type and in the amounts that we believe to be commercially reasonable for businesses in our industry. We maintain primary and excess casualty coverage of up to $100 million. As part of this coverage, we retain deductible/self-insured retention exposures of $1 million per occurrence for general liability claims, $250,000 per accident for automobile liability claims, and $750,000 per occurrence for workers compensation claims. We maintain employers’ liability and all coverage required by law in the states in which we operate. Defense costs are included in the insurance coverage we obtain against losses in these areas. Based upon our historical experience of reported claims and an estimate for incurred-but-not-reported claims, we accrue a liability for our deductible/self-insured retention contingencies regarding general liability, automobile liability and workers compensation exposures. We maintain additional forms of special casualty coverage appropriate for businesses in our industry. We also maintain commercial property coverage against fire, natural perils, so-called “extended coverage” perils such as civil commotion, business interruption and terrorism exposures for protection of our real and personal properties (other than land). We generally renegotiate our insurance policies on an annual basis. We cannot predict the amounts of premium cost that we may be required to pay for future insurance coverage, the level of any deductibles/self-insured retentions we may retain applicable thereto, the level of aggregate excess coverage available or the availability of coverage for special or specific risks.

Corporate History

On December 1, 2009, investment funds affiliated with The Blackstone Group L.P. and certain co-investors, through SeaWorld Entertainment, Inc. and its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), acquired 100% of the equity interests of Sea World LLC (f/k/a SeaWorld, Inc.) and SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) from certain subsidiaries of Anheuser-Busch Companies, Inc. We refer to this acquisition and related financing transactions as the “2009 Transactions.” As a result of the 2009 Transactions, Blackstone and the other co-investors own, through the Partnerships, common stock of SeaWorld Entertainment, Inc.

SeaWorld Entertainment, Inc. was incorporated in Delaware on October 2, 2009 in connection with the 2009 Transactions and changed its name from SW Holdco, Inc. to SeaWorld Entertainment, Inc. in December 2012. We completed our initial public offering in April 2013 and our common stock is listed on the New York Stock Exchange under the symbol “SEAS”.

Available Information

We file annual, quarterly and special reports and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also available to the public on, or accessible through, our website for free via the “Investor Relations” section at www.seaworldentertainment.com. The information we file with the SEC or contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference herein and is not part of this Annual Report on Form 10-K. You may also read and copy, at SEC prescribed rates, any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

Item 1A. Risk Factors

The following risk factors should be read carefully in connection with evaluating us and this Annual Report on Form 10-K. Certain statements in “Risk Factors” are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” above:

Risks Related to Our Business and Our Industry

We could be adversely affected by a decline in discretionary consumer spending or consumer confidence.

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

Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. The actual or perceived weakness in the economy could also lead to decreased spending by our guests. For example, in 2009 and 2010, we experienced a decline in attendance as a result of the global economic crisis, which in turn adversely affected our revenue and profitability. Both attendance and total per capita spending at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition and results of operations.

Various factors beyond our control could adversely affect attendance and guest spending patterns at our theme parks.

Various factors beyond our control could adversely affect attendance and guest spending patterns at our theme parks. These factors could also affect our suppliers, vendors, insurance carriers and other contractual counterparties. Such factors include:

•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to contagious diseases;

•	natural disasters, such as hurricanes, fires, earthquakes, tsunamis, tornados, floods and volcanic eruptions and man-made disasters such as the oil spill in the Gulf of Mexico, which may deter travelers from scheduling vacations or cause them to cancel travel or vacation plans;

•	bad weather and even forecasts of bad weather, including abnormally hot, cold and/or wet weather, particularly during weekends, holidays or other peak periods;

•	changes in the desirability of particular locations or travel patterns of our guests;

•	low consumer confidence;

•	oil prices and travel costs and the financial condition of the airline, automotive and other transportation-related industries, any travel-related disruptions or incidents and their impact on travel; and

•	actions or statements by U.S. and foreign governmental officials related to travel and corporate travel-related activities (including changes to the U.S. visa rules) and the resulting public perception of such travel and activities.

Any one or more of these factors could adversely affect attendance and total per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations.

Our intellectual property rights are valuable, and any inability to protect them could adversely affect our business.

Our intellectual property, including our trademarks, service marks, domain names, copyrights, patent and other proprietary rights, constitutes a significant part of the value of the Company. To protect our intellectual property rights, we rely upon a combination of trademark, copyright, patent, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions and third-party policies and procedures governing internet/domain name registrations. However, there can be no assurance that these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breaching any contractual obligations to us, or independently developing intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affect our revenues or otherwise harm our business.

We have obtained and applied for numerous U.S. and foreign trademark and service mark registrations and will continue to evaluate the registration of additional trademarks and service marks or other intellectual property, as appropriate. We cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain registrations for our intellectual property in the United States and other countries could limit our ability to protect our intellectual property rights and impede our marketing efforts in those jurisdictions.

We are actively engaged in enforcement and other activities to protect our intellectual property rights. If it became necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome, costly and divert the attention of our personnel, and we may not prevail. In addition, any repeal or weakening of laws or enforcement in the United States or internationally intended to protect intellectual property rights could make it more difficult for us to adequately protect our intellectual property rights, negatively impacting their value and increasing the cost of enforcing our rights.

We may be subject to claims for infringing the intellectual property rights of others, which could be costly and result in the loss of significant intellectual property rights.

We cannot be certain that we do not and will not infringe the intellectual property rights of others. We have been in the past, and may be in the future, subject to litigation and other claims in the ordinary course of our business based on allegations of infringement or other violations of the intellectual property rights of others. Regardless of their merits, intellectual property claims can divert the efforts of our personnel and are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial money damages or discontinue, modify or rename certain products or services that are found to be in violation of another party’s rights. We may have to seek a license (if available on acceptable terms, or at all) to continue offering products and services, which may significantly increase our operating expenses.

Incidents or adverse publicity concerning our theme parks or the theme park industry generally could harm our brands or reputation as well as negatively impact our revenues and profitability.

Our brands and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perceptions of the Company, the quality of our theme parks and services and our corporate and management integrity. The operation of theme parks involves the risk of accidents, illnesses, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our brands or reputation and our business and results of operations. An accident or an injury at any of our theme parks or at theme parks operated by competitors, particularly an accident or an injury involving the safety of guests and employees, that receives media attention, is the topic of a book, film, documentary or is otherwise the subject of public discussions, may harm our brands or reputation, cause a loss of consumer confidence in the Company, reduce attendance at our theme parks and negatively impact our results of operations. Such incidents have occurred in the past and may occur in the future. In addition, other types of adverse publicity concerning our business or the theme park industry generally could harm our brands, reputation and results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity.

Animals in our care are important to our theme parks, and they could be exposed to infectious diseases.

Many of our theme parks are distinguished from those of our competitors in that we offer guest interactions with animals. Individual animals, specific species of animals or groups of animals in our collection could be exposed to infectious diseases. While we have never had any such experiences, an outbreak of an infectious disease among any animals in our theme parks or the public’s perception that a certain disease could be harmful to human health may materially adversely affect our animal collection, our business, financial condition and results of operations.

We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.

We operate in a complex and evolving regulatory environment and are subject to various federal and state statutes and regulations and international treaties implemented by federal law. The states in which we operate also regulate zoological activity involving the import and export of exotic and native wildlife, endangered and/or otherwise protected species, zoological display and anti-cruelty statutes. We incur significant compliance costs in connection with these regulations and violation of such regulations could subject us to fines and penalties and result in the loss of our licenses and permits, which, if occurred, could impact our ability to display certain animals. Future amendments to existing statutes, regulations and treaties or new statutes, regulations and treaties may potentially restrict our ability to maintain our animals, or to acquire new ones to supplement or sustain our breeding programs or otherwise adversely affect our business. For instance, in March of 2014 a bill was proposed by a California lawmaker that seeks to restrict our ability to display certain animals in that state.

Additionally, from time to time, animal activist and other third-party groups may make claims before government agencies, bring lawsuits against us, and/or attempt to generate negative publicity associated with our business. Such activities sometimes are based on allegations that we do not properly care for some of our featured animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of future claims and lawsuits that could be brought against us. In addition, negative publicity associated with such activities could adversely affect our reputation and results of operations.

Featuring animals at our theme parks involves risks.

Our theme parks feature numerous displays and interactions that include animals. All animal enterprises involve some degree of risk. All animal interaction by our employees and our guests in attractions in our theme parks, where offered, involves risk. While we maintain strict safety procedures for the protection of our employees and guests, injuries or death, while rare, have occurred in the past. For example, in February 2010, a trainer was killed while engaged in an interaction with a killer whale. Following this incident, we were subject to an inspection by the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), which resulted in three citations concerning alleged violations of the Occupational Safety and Health Act and certain regulations thereunder. We have appealed certain of these citations and the appeal process is ongoing. In connection with this incident, we reviewed and revised our safety protocols and made certain safety-related facility enhancements. This incident has also been and continues to be the subject of significant media attention, including extensive television and newspaper coverage, a documentary and a book, as well as discussions in social media. This incident and similar events that may occur in the future may harm our reputation, reduce attendance and negatively impact our business, financial condition and results of operations.

In addition, six killer whales are presently on loan to a third party. Although the occurrence of any accident or injury involving these killer whales would be outside of our control, any such occurrence could negatively affect our business and reputation.

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to animal enterprise related businesses in the theme park industry. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available, or the availability of coverage for specific risks.

If we lose licenses and permits required to exhibit animals and/or violate laws and regulations, our business will be adversely affected.

We are required to hold government licenses and permits, some of which are subject to yearly or periodic renewal, for purposes of possessing, exhibiting and maintaining animals. Although our theme parks’ licenses and permits have always been renewed in the past, in the event that any of our licenses or permits are not renewed or any of our licenses or permits are revoked, portions of the affected theme park might not be able to remain open for purpose of displaying or retaining the animals covered by such license or permit. Such an outcome could materially adversely affect our business, financial condition and results of operations.

In addition, we are subject to periodic inspections by federal and state agencies and the subsequent issuance of inspection reports. While we believe that we comply with, or exceed, requisite care and maintenance standards that apply to our animals, government inspectors can cite us for alleged statutory or regulatory violations. In unusual instances when we are cited for an alleged deficiency, we are most often given the opportunity to correct any purported deficiencies without penalty. It is possible, however, that in some cases a federal or state regulator could seek to impose monetary fines on us. In the past, when we have been subjected to governmental claims for fines, the amounts involved were not material to our business, financial condition or results of operations. However, while highly unlikely, we cannot predict whether any future fines that regulators might seek to impose would materially adversely affect our business, financial condition or results of operations.

Moreover, many of the statutes under which we operate allow for the imposition of criminal sanctions. While neither of the foregoing situations are likely to occur, either could negatively affect the business, financial condition or results of operations at our theme parks.

A significant portion of our revenues are generated in the States of Florida, California and Virginia and in the Orlando market. Any risks affecting such markets, such as natural disasters and travel-related disruptions or incidents, may materially adversely affect our business, financial condition and results of operations.

Approximately 55%, 21% and 11% of our revenues in 2013 were generated in the States of Florida, California and Virginia, respectively. In addition, our revenues and results of operations depend significantly on the results of our Orlando theme parks. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

Any risks described in this Annual Report on Form 10-K, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally or our Orlando theme parks in particular may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2004, the State of Florida was impacted by Hurricanes Charley, Frances and Jeanne, which caused extensive physical damage and power outages in various parts of the State of Florida. Although we attempted to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida experienced closures of several days as a result of these storms.

Because we operate in a highly competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively.

The entertainment industry, and the theme park industry in particular, is highly competitive. Our theme parks compete with other theme, water and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sports attractions, restaurants and vacation travel.

Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Studios, Six Flags, Cedar Fair, Merlin Entertainments and Hershey Entertainment and Resorts Company. The principal competitive factors of a theme park include location, price, originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of its food and entertainment, weather conditions, ease of travel to the theme park (including direct flights by major airlines), and availability and cost of transportation to a theme park. Certain of our direct competitors have substantially greater financial resources than we do, and they may be able to adapt more quickly to changes in guest preferences or devote greater resources to promotion of their offerings and attractions than us. Our competitors may be able to attract guests to their theme parks in lieu of our own through the development or acquisition of new rides, attractions or shows that are perceived by guests to be of a higher quality and entertainment value. As a result, we may not be able to compete successfully against such competitors.

If we lose key personnel, our business may be adversely affected.

Our success depends in part upon a number of key employees, including members of our senior management team who have extensive experience in the industry. The loss of the services of our key employees could have a materially adverse effect on our business. Presently, we do not have employment agreements with any of our key employees.

Increased labor costs and employee health and welfare benefits may reduce our results of operations.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs due to competition, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions which could materially impact our future healthcare costs. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our compensation costs, which would reduce our net income and adversely affect our cash flows.

Unionization activities or labor disputes may disrupt our operations and affect our profitability.

Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future. If some or all of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs.

Although we maintain binding policies that require employees to submit to a mandatory alternative dispute resolution procedure in lieu of other remedies, as employers, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. Such actions, if brought against us and successful in whole or in part, may affect our ability to compete or materially adversely affect our business, financial condition or results of operations.

Our business depends on our ability to meet our workforce needs.

Our success depends on our ability to attract, train, motivate and retain qualified employees to keep pace with our needs, including employees with certain specialized skills in the field of animal training and care. If we are unable to do so, our results of operations and cash flows may be adversely affected.

In addition, we employ a significant seasonal workforce. We recruit year-round to fill thousands of seasonal staffing positions each season and work to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. There is no assurance that we will be able to recruit and hire adequate seasonal personnel as the business requires or that we will not experience material increases in the cost of securing our seasonal workforce in the future. Increased seasonal wages or an inadequate workforce could materially adversely affect our business, financial condition or results of operations.

Our growth strategy may not achieve the anticipated results.

Our future success will depend on our ability to grow our business, including through capital investments to improve existing and create new theme parks, rides, attractions and shows, as well as in-park product offerings and product offerings outside of our theme parks. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our revenues at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could materially adversely affect our business, financial condition or results of operations.

We may not be able to fund theme park capital expenditures and investment in future attractions and projects.

A principal competitive factor for a theme park is the originality and perceived quality of its rides and attractions. We need to make continued capital investments through maintenance and the regular addition of new rides and attractions. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and to raise capital from third parties. We cannot assure you that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all, which could cause us to delay or abandon certain projects or plans.

The high fixed cost structure of theme park operations can result in significantly lower margins if revenues decline.

A large portion of our expenses is relatively fixed because the costs for full-time employees, maintenance, animal care, utilities, advertising and insurance do not vary significantly with attendance. These fixed costs may increase at a greater rate than our revenues and may not be able to be reduced at the same rate as declining revenues. If cost-cutting efforts are insufficient to offset declines in revenues or are impracticable, we could experience a material decline in margins, revenues, profitability and reduced or negative cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth, such as the recent economic recession.

If we are unable to maintain certain commercial licenses, our business, reputation and brand could be adversely affected.

We rely on licenses from Sesame Workshop to use the Sesame Place trade name and trademark and certain other intellectual property rights, including titles, marks, characters, logos and designs from the Sesame Street television series within our Sesame Place theme park and with respect to Sesame Street themed areas within certain areas of some of our other theme parks, as well as in connection with the sales of certain Sesame Street themed products. Our use of these intellectual property rights is subject to the approval of Sesame Workshop and the licenses may be terminated in certain limited circumstances or in the event of our bankruptcy. Furthermore, the current term of both the Sesame Place theme park license and the multi-park license expire on December 31, 2021, and there is no assurance that we will be able to renegotiate the use of such intellectual property on commercially acceptable terms or at all. The new terms of the licenses may significantly increase our operating expenses, or otherwise adversely affect our business.

ABI is the owner of the Busch Gardens trademarks and domain names. ABI has granted us a perpetual, exclusive, worldwide, royalty-free license to use the Busch Gardens trademark and certain related domain names in connection with the operation, marketing, promotion and advertising of certain of our theme parks, as well as in connection with the production, use, distribution and sale of merchandise sold in connection with such theme parks. Under the license, we are required to indemnify ABI against losses related to our use of the marks. If we were to lose or have to renegotiate this license, our business may be adversely affected.

Changes in consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of our business.

The success of our business depends on our ability to consistently provide, maintain and expand theme park attractions as well as create and distribute media programming, online material and consumer products that meet changing consumer preferences. In addition, consumers from outside the United States constitute an increasingly important portion of our theme park attendance, and our success depends in part on our ability to successfully predict and adapt to tastes and preferences of this consumer group. If our entertainment offerings and products do not achieve sufficient consumer acceptance or if consumer preferences change, our business, financial condition or results of operations could be materially adversely affected.

Our existing debt agreements contain, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.

Our existing debt agreements contain, and documents governing our future indebtedness may contain, numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, pay dividends and other distributions, make capital expenditures, make certain loans, investments and other restricted payments, enter into agreements restricting our subsidiaries’ ability to pay dividends, engage in certain transactions with stockholders or affiliates, sell certain assets or engage in mergers, acquisitions and other business combinations, amend or otherwise alter the terms of our indebtedness, alter the business that we conduct, guarantee indebtedness or incur other contingent obligations and create liens. Our existing debt agreements also require, and documents governing our future indebtedness may require, us to meet certain financial ratios and tests. Our ability to comply with these and other provisions of the existing debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. Variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2013, our total indebtedness was approximately $1,641.2 million. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to lesser leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. If unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. We from time to time may increase the amount of our indebtedness, modify the terms of our financing arrangements, issue dividends, make capital expenditures and take other actions that may substantially increase our leverage.

Despite our significant leverage, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our significant leverage.

Our operating results are subject to seasonal fluctuations.

We have historically experienced and expect to continue to experience seasonal fluctuations in our annual theme park attendance and revenue, which are typically higher in our second and third quarters, partly because six of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. In addition, school vacations and school start dates also cause fluctuations in our quarterly theme park attendance and revenue.

Furthermore, the operating season at some of our theme parks, including Adventure Island, Aquatica San Diego, Busch Gardens Williamsburg, Water Country USA and Sesame Place, is of limited duration. In addition, most of our expenses for maintenance and costs of adding new attractions at our seasonal theme parks are incurred when the operating season is over, which may increase the need for borrowing to fund such expenses during such periods.

When conditions or events described in this section occur during the operating season, particularly during the second and third quarters, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow.

We may not realize the benefits of acquisitions or other strategic initiatives.

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. The success of our acquisitions depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of an acquired businesses or assets. Additionally, any international transactions are subject to additional risks, including the impact of economic fluctuations in economies outside of the United States, difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences, as well as political instability and lesser degree of legal protection in certain jurisdictions, currency exchange fluctuations and potentially adverse tax consequences of overseas operations.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

We are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including guests who visit our theme parks, our employees or regulators. The outcome of many of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer and our insurance costs may increase.

We seek to maintain comprehensive insurance coverage at commercially reasonable rates. Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. There can be no assurance that our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured, and we cannot guarantee that we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected.

We may be unable to purchase or contract with third-party manufacturers for our theme park rides and attractions.

We may be unable to purchase or contract with third parties to build high quality rides and attractions and to continue to service and maintain those rides and attractions at competitive or beneficial prices, or to provide the replacement parts needed to maintain the operation of such rides. In addition, if our third-party suppliers’ financial condition deteriorates or they go out of business, we may not be able to obtain the full benefit of manufacturer warranties or indemnities typically contained in our contracts or may need to incur greater costs for the maintenance, repair, replacement or insurance of these assets.

Our operations and our ownership of property subject us to environmental requirements, and to environmental expenditures and liabilities.

We incur costs to comply with environmental requirements, such as those relating to water use, wastewater and storm water management and disposal, air emissions control, hazardous materials management, solid and hazardous waste disposal, and the clean-up of properties affected by regulated materials.

We have been required and continue to investigate and clean-up hazardous or toxic substances or chemical releases, and other releases, from current or formerly owned or operated facilities. In addition, in the ordinary course of our business, we generate, use and dispose of large volumes of water, including saltwater, which requires us to comply with a number of federal, state and local regulations and to incur significant expenses. Failure to comply with such regulations could subject us to fines and penalties and/or require us to incur additional expenses. Although we are not now classified as a large quantity generator of hazardous waste, we do store and handle hazardous materials to operate and maintain our equipment and facilities and have done so historically.

We cannot assure you that we will not be required to incur substantial costs to comply with new or expanded environmental requirements in the future or to investigate or clean-up new or newly identified environmental conditions, which could also impair our ability to use or transfer the affected properties and to obtain financing.

Cyber security risks and the failure to maintain the integrity of internal or guest data could result in damages to our reputation and/or subject us to costs, fines or lawsuits.

We collect and retain large volumes of internal and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our guest, employee and Company data is critical to our business and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our theme parks, products and services to our guests. We face various security threats, including cyber security attacks on our data and/or information technology infrastructure. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee or Company data which could harm our reputation or result in remedial and other costs, fines or lawsuits.

The suspension or termination of any of our business licenses may have a negative impact on our business.

We maintain a variety of business licenses issued by federal, state and local authorities that are renewable on a periodic basis. We cannot guarantee that we will be successful in renewing all of our licenses on a periodic basis. The suspension, termination or expiration of one or more of these licenses could materially adversely affect our revenues and profits. In addition, any changes to the licensing requirements for any of our licenses could affect our ability to maintain the licenses.

We have a limited operating history as a stand-alone company, which makes it difficult to predict our future prospects and financial performance.

Following the 2009 Transactions, we began operating as a stand-alone company, and, as a result, have a limited operating history as an independent company. Accordingly, you should consider our future prospects in light of the risks and challenges encountered by a company with a limited operating history. There can be no assurance that we will be able to successfully meet the challenges, uncertainties, expenses and difficulties encountered by us or that we will be successful in accomplishing our objectives. Our limited operating history as a stand-alone company makes it difficult to predict our future prospects and financial performance.

Affiliates of Blackstone will continue to be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

Affiliates of Blackstone beneficially own approximately 42.8% of our common stock. As a result, investment funds associated with or designated by affiliates of Blackstone will have the ability to elect members of our Board of Directors and thereby continue to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, Blackstone may be interested in making acquisitions that increase our indebtedness or in selling revenue-generating assets. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. For example, Blackstone owns a stake in Merlin Entertainments Group, which operates the Legoland theme parks, and certain other investments in the leisure and hospitality industries.

Our amended and restated certificate of incorporation provides that none of Blackstone, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as affiliates of Blackstone continue to own a significant amount of our combined voting power, even if such amount is less than 50%, Blackstone will continue to be able to influence our decisions and, so long as Blackstone and its affiliates collectively own at least 5% of all outstanding shares of our stock entitled to vote generally in the election of directors, it will be able to appoint individuals to our Board of Directors under the stockholders agreement. In addition, Blackstone will be able to influence the outcome of all matters requiring stockholder approval and prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock has been, and is likely to continue to be, volatile. The stock market recently has experienced significant volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. The trading price of our common stock may be adversely affected due to a number of factors such as those listed in “—Risks Related to Our Business and Our Industry” and the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally, or those of amusement and theme parks companies;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions;

•	future sales of our common stock or other securities;

•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders of public companies have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We cannot assure you that we will continue to pay dividends on our common stock, and our indebtedness could limit our ability to continue to pay dividends on our common stock.

We intend to continue to pay cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. However, the payment of any future dividends will be at the discretion of our Board of Directors and there can be no assurance that we will continue to pay dividends in the future.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Shares held by the Partnerships and certain of our directors, officers and employees are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to a registration rights agreement entered into in connection with the 2009 Transactions, we granted the Partnerships the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act.

As restrictions on resale end or if the Partnerships exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In addition, the shares of our common stock reserved for future issuance under the 2013 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable. A total of 15,000,000 shares of common stock was reserved for issuance under the 2013 Omnibus Incentive Plan, of which 14,528,669 shares of common stock remain available for future issuance at March 17, 2014. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•	a classified Board of Directors with staggered three-year terms;

•	the ability of our Board of Directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•	the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if Blackstone and its affiliates beneficially own, in the aggregate, less than 40% in voting power of the stock of the Company entitled to vote generally in the election of directors; and

•	that certain provisions may be amended only by the affirmative vote of the holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if Blackstone and its affiliates beneficially own, in the aggregate, less than 40% in voting power of the stock of the Company entitled to vote generally in the election of directors.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

We are no longer a “controlled company” within the meaning of the NYSE rules and the rules of the SEC; however, we may continue to rely on exemptions from certain corporate governance requirements during a one year transition period.

Blackstone no longer owns a majority of our outstanding common stock and we are no longer a “controlled company” within the meaning of the corporate governance standards contained in Section 303A of the NYSE Listed Company Manual. Consequently, the NYSE rules require that we (i) appoint a majority of independent directors to our Board of Directors within one year of the date we no longer qualified as a “controlled company” and (ii) appoint at least one independent director to each of the compensation and nominating and governance committees on the date we no longer qualified as a “controlled company,” at least a majority of independent directors within 90 days of such date and that the compensation and nominating and governance committees be composed entirely of independent directors within one year of such date. During these transition periods, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules.

Accordingly, during the transition periods you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

In addition, although we are no longer a “controlled company,” Blackstone will continue to be able to significantly influence our decisions. See “Risk Factors—Risks Related to Our Business and Our Industry—Affiliates of Blackstone will continue to be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.”

We may be unsuccessful in implementing required internal controls over financial reporting.

As a result of becoming a public company, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.

In connection with the audit for the years ended December 31, 2013, 2012 and 2011, we identified certain deficiencies in our internal controls over financial reporting. If we fail to remediate the deficiencies identified, fail to remediate any significant deficiencies or material weaknesses that may be identified in the future, or encounter problems or delays in the implementation of internal controls over financial reporting, we may be unable to conclude that our internal controls over financial reporting are effective. Any failure to develop or maintain effective controls or any difficulties encountered in our implementation of our internal controls over financial reporting could result in material misstatements that are not prevented or detected on a timely basis, which could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Ineffective internal controls could cause investors to lose confidence in us and the reliability of our financial statements and cause a decline in the price of our common stock.

Non-U.S. holders who own or owned more than a certain ownership threshold may be subject to United States federal income tax on gains realized on the disposition of our common stock.

We believe that we are currently a U.S. real property holding corporation for U.S. federal income tax purposes. So long as our common stock continues to be regularly traded on an established securities market, a non-U.S. stockholder who holds or held (at any time during the shorter of the five year period preceding the date of disposition or the holder’s holding period) more than 5% of our common stock will be subject to United States federal income tax on the disposition of our common stock. Non-U.S. holders should consult their own tax advisors concerning the consequences of disposing of shares of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table summarizes our principal properties, which includes undeveloped land.

Location	Size	Use
Orlando, FL	76,360 sq ft	Leased Office Space (corporate headquarters)
Orlando, FL	9,636 sq ft	Leased Office Space (call center)
San Diego, CA	190 acres(1)	Leased Land
Chula Vista, CA	66 acres	Owned Water Park
Orlando, FL	279 acres	Owned Theme Park
Orlando, FL	58 acres	Owned All-inclusive Interactive Park
Orlando, FL	81 acres	Owned Water Park
Tampa, FL	56 acres	Owned Water Park
Tampa, FL	306 acres	Owned Theme Park
Dade City, FL	109 acres	Owned Breeding and Holding Facility
Langhorne, PA	55 acres	Owned Theme Park
San Antonio, TX	416 acres	Owned Theme Park
Williamsburg, VA	222 acres	Owned Water Park
Williamsburg, VA	422 acres	Owned Theme Park
Williamsburg, VA	5 acres	Owned Warehouse Space
Williamsburg, VA	5 acres	Owned Seasonal Worker Lodging

(1)	Includes approximately 17 acres of water in Mission Bay Park, California.

We believe that our properties are in good operating condition and adequately serve our current business operations.

Lease Agreement with City of San Diego

Our subsidiary, Sea World LLC (f/k/a Sea World Inc.), leases approximately 190 acres from the City of San Diego, including approximately 17 acres of water in Mission Bay Park, California (the “Premises”). The current lease term commenced on July 1, 1998 and extends for 50 years or the maximum period allowed by law. Under the lease, the Premises must be used as a marine park facility and related uses. In addition, we may not operate another marine park facility within a radius of 560 miles from the City of San Diego.

The annual rent under the lease is calculated on the basis of a specified percentage of Sea World LLC’s gross income from the Premises, or the minimum yearly rent, whichever is greater. The minimum yearly rent is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The current minimum yearly rent is approximately $10.4 million, which is subject to adjustment on January 1, 2017.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock began trading on April 19, 2013 and are quoted on the New York Stock Exchange (“NYSE”) under the ticker symbol “SEAS.” Prior to that date, there was no public market for our common stock. As of March 17, 2014, there were approximately 150 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks. The following table sets forth the high and low closing sales prices per share of our common stock during the periods indicated and the amount of cash dividends declared per share:

Calendar Period	High	Low	Cash Dividend Declared Per Share
Quarter ended June 30, 2013 (from April 19, 2013)	$38.88	$32.32	$0.20
Quarter ended September 30, 2013	$38.92	$28.65	$0.20
Quarter ended December 31, 2013	$32.82	$27.66	$0.20

Dividends

Our Board of Directors adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. We declared quarterly cash dividends of $0.20 per share to all common stockholders of record at the close of business on June 20, September 20 and December 20, 2013, which were paid on July 1, 2013, October 1, 2013 and January 3, 2014, respectively. On March 4, 2014, we declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on March 20, 2014, payable on April 1, 2014.

We intend to continue to pay cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. However, the payment of any future dividends will be at the discretion of our Board of Directors and our Board of Directors may, at any time, modify or revoke our dividend policy on our common stock.

Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, the ability of our subsidiaries to distribute cash to SeaWorld Entertainment, Inc. to pay dividends is limited by covenants in our senior secured credit facilities pursuant to a credit agreement dated as of December 1, 2009 (the “Senior Secured Credit Facilities”) and the indenture governing the senior notes entered into on December 1, 2009 (the “Senior Notes”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the restrictions on our ability to pay dividends and Note 11-Long-term Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2013 fiscal year end.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of SeaWorld under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from April 19, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2013 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index, The S&P Midcap 400 Index and The S&P Entertainment Movies & Entertainment Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on April 19, 2013 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	04/19/13	04/30/13	05/31/13	06/30/13	07/31/13	08/31/13	09/30/13	10/31/13	11/30/13	12/31/13
SeaWorld Entertainment, Inc.	$100.00	$124.44	$131.07	$130.68	$136.53	$111.44	$111.02	$112.52	$111.74	$108.53
S&P 500 Index—Total Returns	$100.00	$102.75	$105.15	$103.74	$109.02	$105.86	$109.18	$114.20	$117.68	$120.66
S&P Midcap 400 Index	$100.00	$103.49	$105.82	$103.87	$110.31	$106.17	$111.71	$115.86	$117.39	$121.01
S&P 400 Movies & Entertainment Index	$100.00	$103.63	$104.36	$107.64	$108.98	$116.17	$121.82	$133.78	$130.93	$137.70

Note: Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2014. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the year ended December 31, 2013.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ending	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013	October 31, 2013	21,911	$29.98	—	—
November 1, 2013	November 30, 2013	89	31.26	—	—
December 1, 2013	December 31, 2013	1,506,463	28.88	—	—

		1,528,463	$28.89	—	—

(1)	Concurrently with the closing of the secondary offering on December 17, 2013, we repurchased 1,500,000 shares of our common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid by the underwriters in the secondary offering. The repurchase was approved by a special committee comprised of two of our independent, disinterested directors as being in the best interests of the Company and our stockholders other than the selling stockholders.
(2)	Except for the 1,500,000 shares of our common stock repurchased concurrently with the closing of the secondary offering, as described in footnote 1 above, all purchases were made pursuant to the Company’s 2013 Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating data as of the dates and for each of the fiscal years ended December 31, 2013, 2012, 2011 and 2010 and as of and for the one month period ended 2009.

The selected financial data as of December 31, 2013 and 2012 and for each of the fiscal years ended December 31, 2013, 2012 and 2011 has been derived from our audited consolidated financial statements included in “Financial Statements and Supplementary Data.” The selected financial data as of December 31, 2011, 2010 and 2009 and for the fiscal year ended December 31, 2010 and for the one month period ended December 31, 2009 has been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.”

	Year Ended December 31,				One Month Period Ended December 31, 2009 (1)
	2013	2012	2011	2010
	(Amounts in thousands, except per share and per capita amounts)
Statement of comprehensive income data:
Net revenues:
Admissions	$921,016	$884,407	$824,937	$730,368	$45,060
Food, merchandise and other	539,234	539,345	505,837	465,735	27,918

Total revenues	1,460,250	1,423,752	1,330,774	1,196,103	72,978

Costs and expenses:
Cost of food, merchandise and other revenues	114,192	118,559	112,498	97,871	5,472
Operating expenses (exclusive of depreciation and amortization shown separately below)	739,989	726,509	687,999	673,829	51,957
Selling, general and administrative	187,298	184,920	172,368	159,506	11,544
Termination of advisory agreement	50,072	—	—	—	—
Secondary offering costs	1,407	—	—	—	—
Depreciation and amortization	166,086	166,975	213,592	207,156	17,973
Acquisition-related expenses	—	—	—	—	67,966

Total costs and expenses	1,259,044	1,196,963	1,186,457	1,138,362	154,912

Operating income (loss)	201,206	226,789	144,317	57,741	(81,934)
Other income (expense), net	241	1,563	(1,679)	1,937	30
Interest expense	93,536	111,426	110,097	134,383	11,501
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	32,429	—	—	—	—

Income (loss) before income taxes	75,482	116,926	32,541	(74,705)	(93,405)
Provision for (benefit from) income taxes	25,004	39,482	13,428	(29,241)	(35,664)

Net income (loss)	$50,478	$77,444	$19,113	$(45,464)	$(57,741)

Per share data (2):
Net income (loss) per share, basic	$0.58	$0.94	$0.23	$(0.56)	$(0.71)

Net income (loss) per share, diluted	$0.57	$0.93	$0.23	$(0.56)	$(0.71)

Cash dividends declared per share	$0.60	$6.07	$1.34	$—	$—

	Year Ended December 31,				One Month Period Ended December 31, 2009 (1)
	2013	2012	2011	2010
	(Amounts in thousands, except per share and per capita amounts)
Weighted average commons shares outstanding:
Basic	87,537	82,480	81,392	80,800	80,800

Diluted	88,152	83,552	82,024	80,800	80,800

Other financial and operating data:
Capital expenditures	$166,258	$191,745	$225,316	$120,196	$3,149
Attendance	23,391	24,391	23,631	22,433	1,402
Total revenue per capita (3)	$62.43	$58.37	$56.31	$53.32	$52.05

	As of December 31,
	2013	2012	2011	2010
	(Amounts in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$116,841	$45,675	$66,663	$123,697
Total assets	$2,582,273	$2,521,052	$2,547,095	$2,621,281
Total long-term debt	$1,641,233	$1,823,974	$1,417,887	$1,410,529
Total equity	$654,132	$449,848	$872,467	$949,795

(1)	Reflects our financial results from December 1, 2009 to December 31, 2009, which is the period in which we first became an independent, stand-alone entity in connection with the 2009 Transactions.
(2)	All share and per share amounts reflect an eight-for-one stock split of our common stock effected on April 8, 2013.
(3)	Calculated as total revenue divided by total attendance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Selected Financial Data” and the historical consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Business Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands, including SeaWorld, Shamu and Busch Gardens. Over our more than 50 year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind collection of approximately 86,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. In addition to our theme parks, we have recently begun to leverage our brands into media, entertainment and consumer products. During the year ended December 31, 2013, we hosted approximately 23.4 million guests, including approximately 3.7 million international guests. In the years ended December 31, 2013, we had total revenues of $1,460.3 million and net income of $50.5 million.

Key Business Metrics Evaluated by Management

Attendance

We define attendance as the number of guest visits to our theme parks. Increased attendance drives increased admissions revenue to our theme parks as well as total in-park spending. The level of attendance at our theme parks is a function of many factors, including the opening of new attractions and shows, weather, global and regional economic conditions, competitive offerings and overall consumer confidence in the economy.

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•	Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 63% of our total revenue for the year ended December 31, 2013. Over the same period of time, we reported $39.37 in admission per capita, representing an increase of 8.6% from $36.26 for the year ended December 31, 2012. Admission per capita is driven by ticket pricing, the mix of tickets purchased (such as single day, multi-day and annual pass) and the mix of attendance by theme parks visited.

•	In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the year ended December 31, 2013, food, merchandise and other revenue accounted for approximately 37% of our total revenue. Over the same time period, we reported $23.05 of in-park per capita spending, representing an increase of 4.3% from $22.11 for the year ended December 31, 2012. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending.

Trends Affecting Our Results of Operations

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. The recent severe economic downturn, coupled with high volatility and uncertainty as to the future global economic landscape, has had and continues to have an adverse effect on consumers’ discretionary income and consumer confidence. Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. Historically, our revenue and attendance growth have been highly correlated with domestic economic growth, as reflected in the gross domestic product (“GDP”) and the overall level of growth in domestic consumer spending. For example, in 2009 and 2010, we experienced a decline in attendance as a result of the global economic crisis, which in turn adversely affected our revenue and profitability. We expect that forecasted moderate improvements in GDP and growth in domestic consumer spending will have a positive impact on our future performance. Both attendance and total revenue per capita at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition, results of operations and cash flows.

Seasonality

The theme park industry is seasonal in nature. Based upon historical results, we generate the highest revenues in the second and third quarters of each year, in part because six of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. The mix of revenues by quarter is relatively constant, but revenues can shift between the first and second quarters due to the timing of Easter or between the first and fourth quarters due to the timing of Christmas and New Year’s. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals in managing our business is to continue to generate cash flow throughout the year and minimize the effects of seasonality. In recent years, we have begun to encourage attendance during non-peak times by offering a variety of seasonal programs and events, such as kids festivals, special concert series, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, weather, global and regional economic conditions, competitive offerings and consumer confidence. Admission per capita is driven by ticket pricing, the mix of ticket type purchased (such as single day, multi-day and annual pass) and the mix of attendance by theme parks visited. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business and Our Industry.”

In addition to the theme parks, we are also involved in entertainment, media and consumer product businesses that leverage our intellectual property. While these businesses currently do not represent a material percentage of our revenue, they are important strategic drivers in terms of consumer awareness and brand building. We aim to expand these businesses into a greater source of revenue in the future.

Costs and Expenses

The principal costs of our operations are employee salaries, employee benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels. A large portion of our expenses is relatively fixed because the costs for full-time employees, maintenance, animal care, utilities, advertising and insurance do not vary significantly with attendance. For factors affecting our costs and expenses, see “Risk Factors—Risks Related to Our Business and Our Industry.”

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into revenue and related expenses at the time of the exchange and approximates the fair value of the goods or services received.

Results of Operations

The following discussion provides an analysis of our audited consolidated financial data for the years ended December 31, 2013, 2012 and 2011. This data should be read in conjunction with our consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.”

Comparison of the Years Ended December 31, 2013 and 2012

The following table presents key operating and financial information for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
	(In thousands, except per capita data)
Statement of comprehensive income data:
Net revenues:
Admissions	$921,016	$884,407
Food, merchandise and other	539,234	539,345

Total revenues	1,460,250	1,423,752

Costs and expenses:
Cost of food, merchandise and other revenues	114,192	118,559
Operating expenses (exclusive of depreciation and amortization shown separately below)	739,989	726,509
Selling, general and administrative	187,298	184,920
Termination of advisory agreement	50,072	—
Secondary offering costs	1,407	—
Depreciation and amortization	166,086	166,975

Total costs and expenses	1,259,044	1,196,963

Operating income	201,206	226,789
Other income, net	241	1,563
Interest expense	93,536	111,426
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	32,429	—

Income before income taxes	75,482	116,926
Provision for income taxes	25,004	39,482

Net income	$50,478	$77,444

Other data:
Attendance	23,391	24,391

Total revenue per capita	$62.43	$58.37

Admissions revenue. Admissions revenue for the year ended December 31, 2013 increased $36.6 million (4.1%) to $921.0 million as compared to $884.4 million for the year ended December 31, 2012. The increase in revenue was a result of an 8.6% increase in admission per capita from $36.26 in 2012 to $39.37 in 2013 offset by a 4.1% decrease in total attendance. The improvement in admission per capita was primarily a result of higher ticket pricing and yield management strategies implemented at the beginning of 2013. Attendance for 2013 declined primarily due to the anticipated impact of these new pricing and yield management strategies, which increased revenue but reduced low yielding and free attendance. Also contributing to the decline was unexpected adverse weather conditions, particularly during the second quarter and in July of 2013. The unfavorable timing of Easter on March 31 in 2013 also contributed to the attendance decline as it caused an overlap with the spring break holiday period for schools in many of our key markets.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2013 decreased slightly by $0.1 million (less than 0.1%) to $539.2 million as compared to $539.3 million for the year ended December 31, 2012. This decrease was a result of the decrease in attendance offset by a 4.3% increase in in-park per capita spending from $22.11 in 2012 to $23.05 in 2013. The increase in in-park per capita spending was primarily due to targeted price increases and increased in-park offerings reflecting our continued efforts to provide incremental and enhanced service offerings.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2013 decreased $4.4 million (3.7%) to $114.2 million as compared to $118.6 million for the year ended December 31, 2012, due primarily to improved culinary margins from leveraged purchasing efforts and operational efficiencies. These costs represent 21.2% of related revenue earned for the year ended December 31, 2013 and 21.9% of related revenue earned for the year ended December 31, 2012.

Operating expenses. Operating expenses for the year ended December 31, 2013 increased by $13.5 million (1.9%) to $740.0 million as compared to $726.5 million for the year ended December 31, 2012. The increase was primarily a result of increased direct labor costs, additional operating costs to support new attractions and our new Aquatica San Diego park which opened in 2013, partially offset by decreased miscellaneous asset write-offs and successful expense reductions implemented during the year. Operating expenses reflected 50.7% of total revenues for the year ended December 31, 2013 and 51.0% for the year ended December 31, 2012.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2013 increased by $2.4 million (1.3%) to $187.3 million as compared to $184.9 million for the year ended December 31, 2012. This increase was primarily a result of additional equity compensation expense primarily related to a new restricted stock grant in April 2013 as well as an increase in corporate salaries due to planned additions to our corporate structure as a result of our initial public offering and the related increased public company requirements offset by the elimination of the 2009 Advisory Agreement fees due to the termination of this agreement in April 2013 and expense savings from utilizing more efficient marketing channels and consolidating our media buying. As a percentage of total revenue, selling, general and administrative expenses were 12.8% for the year ended December 31, 2013 compared to 13.0% for the year ended December 31, 2012.

Termination of advisory agreement. In connection with the completion of our initial public offering on April 24, 2013, the 2009 Advisory Agreement was terminated. In connection with such termination, we paid a termination fee of $46.3 million to an affiliate of Blackstone and recorded a write-off of $3.8 million in 2013 prepaid advisory fees.

Secondary offering costs. On December 17, 2013, the selling stockholders completed an underwritten secondary offering of our common stock. The selling stockholders received all of the net proceeds from the offering and no shares were sold by us. In connection with this secondary offering, we incurred fees and expenses of $1.4 million for the year ended December 31, 2013.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2013 decreased by $0.9 million (0.5%) to $166.1 million as compared to $167.0 million for the year ended December 31, 2012 due to the impact of fully depreciated assets offset by new asset additions.

Interest expense. Interest expense for the year ended December 31, 2013 decreased $17.9 million (16.1%) to $93.5 million as compared to $111.4 million for the year ended December 31, 2012, primarily reflecting the effects of our March 2012 and May 2013 amendments to the terms of our Senior Secured Credit Facilities, which reduced our interest rates as well as the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million under our Term B Loan in April 2013 with a portion of the net proceeds from our initial public offering.

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs . Loss on early extinguishment of debt and write-off of discounts and deferred financing costs of $32.4 million for the year ended December 31, 2013 relates to a $15.4 million premium paid for the early redemption of $140.0 million of our Senior Notes with a portion of the net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and the write-off of approximately $11.5 million of certain debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.

Provision for income taxes. The provision for income taxes for the year ended December 31, 2013 was $25.0 million compared to $39.5 million in the year ended December 31, 2012. The decrease primarily results from the decrease in pretax income in the year ended 2013 compared to the year ended 2012, along with a decrease in our effective income tax rate (from 33.8% to 33.1%). Our effective income tax rate decreased due to a benefit arising from certain federal tax credits and prior year true-ups offset by the impact of non-deductible costs, including non-deductible offering costs, certain officer compensation and certain equity compensation awards.

Comparison of the Years Ended December 31, 2012 and 2011

The following table presents key operating and financial information for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
	(In thousands, except per capita data)
Statement of comprehensive income data:
Net revenues:
Admissions	$884,407	$824,937
Food, merchandise and other	539,345	505,837

Total revenues	1,423,752	1,330,774

Costs and expenses:
Cost of food, merchandise and other revenues	118,559	112,498
Operating expenses (exclusive of depreciation and amortization shown separately below)	726,509	687,999
Selling, general and administrative	184,920	172,368
Depreciation and amortization	166,975	213,592

Total costs and expenses	1,196,963	1,186,457

Operating income	226,789	144,317
Other income (expense), net	1,563	(1,679)
Interest expense	111,426	110,097

Income before income taxes	116,926	32,541
Provision for income taxes	39,482	13,428

Net income	$77,444	$19,113

Other data:
Attendance	24,391	23,631

Total revenue per capita	$58.37	$56.31

Admissions revenue. Admissions revenue for the year ended December 31, 2012 increased $59.5 million (7%) to $884.4 million as compared to $824.9 million for the year ended December 31, 2011. The increase in revenue was a result of a 4% increase in admission per capita from $34.91 in 2011 to $36.26 in 2012 and a 3% increase in total attendance. The increase in admission per capita was primarily a result of higher ticket pricing and reduced discounts corresponding with the opening of the Manta rollercoaster at SeaWorld San Diego and the Aquatica attraction at SeaWorld San Antonio, as well as increased real consumer spending growth from improved macroeconomic conditions. Increased attendance was primarily driven by increased real consumer spending, as well as the opening of the Manta rollercoaster at SeaWorld San Diego, the Aquatica attraction at SeaWorld San Antonio, the TurtleTrek attraction at SeaWorld Orlando and the Verbolten rollercoaster at Busch Gardens Williamsburg.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2012 increased $33.5 million (7%) to $539.3 million as compared to $505.8 million for the year ended December 31, 2011. The increase in revenue was a result of a 3% increase in in-park per capita spending from $21.41 in 2011 to $22.11 in 2012 and a 3% increase in total attendance. The increase in in-park per capita spending was driven primarily by price increases and product promotion.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2012 increased $6.1 million (5%) to $118.6 million as compared to $112.5 million for the year ended December 31, 2011. These costs represent 21.9% of related revenue earned for the year ended December 31, 2012 and 22.2% of related revenue earned for the year ended December 31, 2011.

Operating expenses. Operating expenses for the year ended December 31, 2012 increased $38.5 million (6%) to $726.5 million as compared to $688.0 million for the year ended December 31, 2011. The increase was primarily driven by increased operating costs relating to new attractions and increased variable costs due to our higher sales volume. These expenses reflected 51.0% of total revenues for the year ended December 31, 2012 and 51.7% for the year ended December 31, 2011.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2012 increased $12.5 million (7%) to $184.9 million as compared to $172.4 million for the year ended December 31, 2011. This increase primarily reflects an increase in marketing expenditures and higher corporate expenses resulting from the build-out of our corporate office staff.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2012 decreased $46.6 million (22%) to $167.0 million as compared to $213.6 million for the year ended December 31, 2011. The decrease was primarily attributable to the partial year impact of assets designated with two-year lives at the December 1, 2009 transaction date, which are now fully depreciated, partially offset by asset additions.

Interest expense. Interest expense for the year ended December 31, 2012 increased $1.3 million (1%) to $111.4 million as compared to $110.1 million for the year ended December 31, 2011, primarily reflecting the effects of our March 2012 debt refinancing, which increased the amount of our outstanding principal balance of our long-term debt and reduced the interest rates on our long-term debt. See our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K for a further description of the terms of the refinancing.

Provision for income taxes. Provision for income taxes for the year ended December 31, 2012 increased $26.1 million (194%) to $39.5 million as compared to $13.4 million for the year ended December 31, 2011, which primarily reflects an increase in taxable earnings and was partially offset by a decrease in our effective income tax rate (from 41.3% to 33.8%). Our effective income tax rate decreased due to changes in our state tax planning structure along with certain non-recurring tax credits.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and common stock dividends. As of December 31, 2013, we had a working capital deficit of approximately $9.6 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

In June 2013, our Board of Directors adopted a policy to pay quarterly dividends. As a result, we declared quarterly cash dividends of $0.20 per share to all common stockholders of record at the close of business on June 20, September 20 and December 20, 2013, which were paid on July 1, 2013, October 1, 2013 and January 3, 2014, respectively. On March 4, 2014, we declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on March 20, 2014, payable on April 1, 2014.

As of December 31, 2013, we had $17.9 million of cash dividends payable, of which $17.7 million was paid on January 3, 2014, the remainder relates to unvested restricted shares which carry dividend rights and therefore the dividends are payable as the shares vest in accordance with the underlying stock compensation grants. Accumulated dividends on certain performance restricted shares were approximately $1.8 million and will accumulate and be paid only if and to the extent the shares vest in accordance with their terms. We have not recorded a payable related to these dividends as the vesting of the performance restricted shares is not probable. See Note 19-Stockholders’ Equity in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In March 2012 and September 2011, respectively, our Board of Directors declared a $500.0 million and $110.1 million cash dividend to our common stockholders, which at that time consisted of entities controlled by certain affiliates of Blackstone. Approximately $503.0 million and $106.9 million was paid in the years ended December 31, 2012 and 2011, respectively, related to these dividend declarations.

The amount and timing of any future dividends payable on our common stock is within the sole discretion of our Board of Directors. See “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividends.”

Concurrently with the closing of the secondary offering on December 17, 2013, we repurchased 1.5 million shares of our common stock directly from the selling stockholders in a private, non-underwritten transaction. The repurchase was approved by a special committee comprised of two of our independent, disinterested directors as being in the best interests of the Company and our stockholders other than the selling stockholders. All repurchased shares are recorded as treasury stock at a cost of $44.2 million and reflected as a reduction to stockholders’ equity at December 31, 2013.

In March 2014, we executed a new interest rate swap agreement to effectively fix the interest rate on $450.0 million of the Term B-2 Loans. The interest rates swap has an effective date of March 31, 2014, has a notional amount of $450.0 million and is scheduled to mature on September 30, 2016.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under the Senior Secured Credit Facilities will be adequate to meet the capital expenditures, dividends and working capital requirements of our operations for at least the next 12 months.

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Net cash provided by operating activities	$289,794	$303,513	$268,249
Net cash used in investing activities	(166,376)	(204,318)	(225,316)
Net cash used in financing activities	(52,252)	(120,183)	(99,967)

Net increase (decrease) in cash and cash equivalents	$71,166	$(20,988)	$(57,034)

Cash Flows from Operating Activities

Net cash provided by operating activities was $289.8 million during the year ended December 31, 2013 as compared to $303.5 million during the year ended December 31, 2012. Cash provided by operating activities decreased primarily as a result of the cash payment of $46.3 million for the 2009 Advisory Agreement termination fee in conjunction with our initial public offering in April 2013, offset by additional cash generated from theme park operations due to an increase in total revenue primarily related to higher admissions revenue.

Net cash provided by operating activities increased during the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily as a result of the following: (i) an increase in cash generated from theme park operations due to increased theme park attendance, increased theme park admission fees and higher in-park per capita spending on food, merchandise and other in-park spending and (ii) lower costs and expenses as a percentage of sales due to our labor efficiency initiatives and greater economies of scale. The increase in net cash provided by operating activities was partially offset by unfavorable changes in our working capital accounts.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2013 consisted primarily of capital expenditures of $166.3 million largely related to future attractions.

Net cash used in investing activities during the year ended December 31, 2012 consisted primarily of capital expenditures of $191.7 million, as well as $12.0 million for the purchase of Knott’s Soak City Chula Vista water park in November 2012. The capital expenditures were largely related to new attractions and zoological safety infrastructure.

Net cash used in investing activities during the year ended December 31, 2011 consisted of capital expenditures of $225.3 million. The level of capital expenditures in 2011 and 2012 was elevated as a result of costs related to building out our corporate infrastructure as a stand-alone company following our separation from ABI, zoological safety infrastructure investments, and catch-up spending due to under-investment in our theme parks prior to the acquisition by Blackstone on December 1, 2009.

Excluding the impact of the remaining 2014 zoological safety infrastructure investment of approximately $5.1 million and potential investments for new theme parks, we plan to reduce the level of capital expenditures to an average of approximately 10% of total revenue per year ,with 2014 expected to be approximately 11%. The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2014 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2013 was primarily attributable to the receipt of $253.8 million proceeds from our initial public offering, net of underwriter discounts and commissions, offset by the following: (i) repayments of $189.3 million of debt which consisted primarily of the redemption of $140.0 million of our Senior Notes and a repayment of $37.0 million of indebtedness under our Term B Loan, (ii) $44.2 million used to repurchase 1.5 million shares of our stock, (iii) payments of $36.2 million in cash dividends, (iv) $15.4 million paid in a redemption premium for the Senior Notes, (v) $14.0 million paid in debt issuance costs, (vi) $4.7 million in costs incurred in connection with our initial public offering and (vii) $3.0 million related to a note payable which was due on September 1, 2013 for the November 2012 acquisition of Knott’s Soak City from an affiliate of Cedar Fair L.P.

Net cash used in financing activities during the year ended December 31, 2012 was primarily attributable to the following: (i) the payment of a $503.0 million portion of our dividends described above (net of required withholdings), (ii) repayment of $93.7 million of debt under our Senior Secured Credit Facilities and (iii) costs of $7.0 million related to an amendment to the indenture governing our Senior Notes and an amendment to our Senior Secured Credit Facilities. This was partially offset by proceeds of $487.2 million from the term loan borrowings under our Senior Secured Credit Facilities. Net cash used in financing activities during the year ended December 31, 2011 was primarily attributable to the following: (i) repayment of $586.2 million of our long-term debt in connection with a refinancing of our Senior Secured Credit Facilities, (ii) the payment of a $106.9 million portion of our $110.1 million dividend (net of required withholdings) and (iii) debt issuance costs of $5.9 million related to an amendment to the indenture governing our Senior Notes and an amendment to our Senior Secured Credit Facilities. This was partially offset by the proceeds of $550.3 million from the term loan borrowings under our Senior Secured Credit Facilities, a draw on our revolving credit facility of $36.0 million and $12.8 million of proceeds (net of issuance costs) from the issuance of common stock to the Partnerships described above.

In 2011 and 2012, we declared special dividends of $110.1 million and $500.0 million, respectively, to our stockholders.

Our Indebtedness

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Senior Secured Credit Facilities

SEA is the borrower under our Senior Secured Credit Facilities pursuant to a credit agreement dated as of December 1, 2009, by and among SEA, as borrower, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender and the other agents and lenders party thereto, as the same may be amended, restated, supplemented or modified from time to time. As of December 31, 2013, our Senior Secured Credit Facilities consisted of a $1,398.0 million senior secured term loan facility (the “Term B-2 Loans”), which will mature on May 14, 2020 and a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon at December 31, 2013. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 or (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes with an aggregate principal amount greater than $50.0 million outstanding and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans or the Senior Notes, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of December 31, 2013, we had approximately $23.5 million of outstanding letters of credit.

Borrowings under our Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association LIBOR rate for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans is subject to one 25 basis point step-down upon achievement by SEA of a certain total net leverage ratio. At December 31, 2013, we selected the LIBOR rate (interest rate of 3.00% at December 31, 2013). The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans and 2.75%, in the case of LIBOR rate loans, subject to one 25 basis point step-down based on SEA’s corporate credit ratings.

In addition to paying interest on outstanding principal under our Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

SEA is required to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of SEA’s annual “excess cash flow” (with step-downs to 25% and 0%, as applicable, based upon achievement by SEA of a certain total net leverage ratio), subject to certain exceptions; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or other dispositions subject to reinvestment rights and certain exceptions; and (iii) 100% of the net cash proceeds of any incurrence of debt by SEA or any of its restricted subsidiaries, other than debt permitted to be incurred or issued under our Senior Secured Credit Facilities.

Term B-2 Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% per annum of the original principal amount of the Term B-2 Loans, with the balance due on the final maturity date. SEA may voluntarily repay amounts outstanding under our Senior Secured Credit Facilities at any time without premium or penalty, other than prepayment premium on voluntary prepayment of Term B-2 Loans on or prior to May 14, 2014 and customary “breakage” costs with respect to LIBOR loans.

The obligations under our Senior Secured Credit Facilities are fully, unconditionally and irrevocably guaranteed by each of the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and, subject to certain exceptions, each of SEA’s existing and future material domestic wholly-owned subsidiaries (collectively, the “Guarantors”). Our Senior Secured Credit Facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, substantially all SEA’s direct or indirect material domestic subsidiaries (subject to certain exceptions and qualifications) and 65% of the capital stock of, or other equity interests in, any of SEA’s first tier foreign subsidiaries and (ii) certain tangible and intangible assets of SEA and those of the Guarantors (subject to certain exceptions and qualifications).

Our Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness, make guarantees; create liens on assets; enter into sale and leaseback transactions, engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in nature of the business; and make prepayments of junior debt.

Our Senior Secured Credit Facilities also contain covenants requiring SEA to maintain specified maximum annual capital expenditures, a maximum total net leverage ratio and a minimum interest coverage ratio. In addition, our Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default.

As of December 31, 2013, we were in compliance with all covenants in the provisions contained in the documents governing our Senior Secured Credit Facilities.

The Senior Notes

On December 1, 2009, SEA issued $400.0 million aggregate principal amount of 13.5% Senior Notes due 2016. On March 30, 2012, pursuant to an amendment to the indenture governing the Senior Notes, the interest rate was reduced from 13.5% to 11.0%. Interest on the Senior Notes is payable semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee our Senior Secured Credit Facilities. As of December 31, 2013, we had $260.0 million aggregate principal amount of the Senior Notes outstanding.

The Senior Notes are senior unsecured obligations and:

•	rank senior in right of payment to all existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes;

•	rank equally in right of payment to all existing and future senior debt and other obligations that are not, by their terms, expressly subordinated in right of payment to the Senior Notes; and

•	are effectively subordinated in right of payment to all existing and future secured debt (including obligations under our Senior Secured Credit Facilities), to the extent of the value of the assets securing such debt, and are structurally subordinated to all obligations of each of our subsidiaries that is not a guarantor of the Senior Notes.

We may redeem some or all of the Senior Notes at any time prior to December 1, 2014, at a price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of the holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of the Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the Senior Notes at December 1, 2014 plus (ii) all required interest payments due on the Senior Notes through December 1, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of the Senior Notes. On or after December 1, 2014, the Senior Notes may be redeemed at 105.5% and 102.75% of the principal amount beginning on December 1, 2014 and 2015, respectively.

We used a portion of the net proceeds received by us in our initial public offering to redeem $140.0 million in aggregate principal amount of the Senior Notes in April 2013 at a redemption price of 111.0% pursuant to a provision in the indenture governing the Senior Notes that permitted us to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings and to pay estimated premiums and accrued interest thereon. The redemption premium of $15.4 million, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs is included as loss on early extinguishment of debt and write-off of discounts and deferred financing costs on our consolidated statements of comprehensive income for the year ended December 31, 2013.

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

As of December 31, 2013, we were in compliance with all covenants and the provisions contained in the indenture governing the Senior Notes.

Covenant Compliance

Under the indenture governing the Senior Notes and under our Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on covenant Adjusted EBITDA.

The Senior Notes and our Senior Secured Credit Facilities generally define “Adjusted EBITDA” as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the indenture governing the Senior Notes and our Senior Secured Credit Facilities.

We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in the indenture governing the Senior Notes and in our Senior Secured Credit Facilities. Adjusted EBITDA is a material component of these covenants. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to evaluate a company’s ability to meet its debt service requirements, to estimate the value of a company and to make informed investment decisions. We also use Adjusted EBITDA in connection with certain components of our executive compensation program. Adjusted EBITDA eliminates the effect of certain non-cash depreciation of tangible assets and amortization of intangible assets, along with the effects of interest rates and changes in capitalization which management believes may not necessarily be indicative of a company’s underlying operating performance.

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

We believe that the most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). The following table reconciles net income to Adjusted EBITDA:

	For the Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Net income	$50,478	$77,444	$19,113
Provision for income taxes	25,004	39,482	13,428
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs (a)	32,429	—	—
Interest expense	93,536	111,426	110,097
Depreciation and amortization	166,086	166,975	213,592
Secondary offering costs (b)	1,407	—	—
Termination of advisory agreement (c)	50,072	—	—
Advisory fees (d)	2,799	6,201	6,012
Equity-based compensation expense (e)	6,026	1,681	823
Debt refinancing costs (f)	892	1,000	441
Other adjusting items (g)	843	630	—
Other non-cash expenses (h)	9,556	10,367	12,468
Carve-out costs (i)	—	—	6,085

Adjusted EBITDA	$439,128	$415,206	$382,059

(a)	Reflects a $15.4 million premium paid for the early redemption of $140.0 million of our Senior Notes using net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and a write-off of approximately $11.5 million of certain capitalized debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.
(b)	Reflects fees and expenses incurred in connection with the secondary offering of our common stock in December 2013. The selling stockholders received all of the net proceeds from the offering and we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering.
(c)	Reflects a one-time fee of $46.3 million paid to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement, and a related write-off of prepaid advisory fees of $3.8 million. In connection with our initial public offering, the 2009 Advisory Agreement was terminated on April 24, 2013 in accordance with its terms.
(d)	Reflects historical fees paid to an affiliate of Blackstone under the 2009 Advisory Agreement.
(e)	Reflects non-cash compensation expenses associated with the grants of equity compensation.
(f)	Reflects costs which were expensed related to the amendments to our Senior Secured Credit Facilities.
(g)	Reflects costs related to our acquisition of the Knott’s Soak City Chula Vista water park and pre-opening costs related to Aquatica San Diego.
(h)	Reflects non-cash expenses related to miscellaneous asset write-offs and non-cash gains/losses on foreign currencies which were expensed.
(i)	Reflects certain carve-out costs and savings related to our separation from ABI and the establishment of certain operations at the Company on a stand-alone basis. These amounts primarily consist of the cost of third-party professional services, relocation expenses, severance costs and cost savings related to the termination of certain employees.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2013:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Amounts in thousands)
Long-term debt (including current portion)	$1,657,975	$14,050	$288,100	$28,100	$1,327,725
Operating leases (1)	380,455	14,403	27,938	26,876	311,238
Purchase obligations (2)	59,884	58,458	1,426	—	—

Total contractual obligations	$2,098,314	$86,911	$317,464	$54,976	$1,638,963

(1)	Represents commitments under long-term operating leases, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California, requiring annual minimum lease payments.
(2)	We have minimum purchase commitments with various vendors through April 2015. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2013.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance, revenue recognition and equity-based compensation. Actual results could differ from those estimates. We believe that the following discussion addresses our critical accounting policies which require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Property and Equipment

Property and equipment additions are recorded at cost and the carrying value is depreciated on a straight-line basis over the estimated useful lives of those assets. Development costs associated with new attractions, rides and products are capitalized after necessary feasibility studies have been completed and final concept or contracts have been approved. Interest is capitalized on all construction projects. It is possible that changes in circumstances such as technological advances, changes to our business model or changes in capital strategy could result in the actual useful lives differing from estimates. In those cases in which we determine that the useful life of property and equipment should be shortened, we depreciate the remaining net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense evenly through the remaining expected life.

Impairment of Long-Lived Assets

All long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. The impairment indicators considered important that may trigger an impairment review, if significant, include the following:

•	underperformance relative to historical or projected future operating results;

•	changes in the manner of use of the assets;

•	changes in management, strategy or customers;

•	negative industry or economic trends; and

•	macroeconomic conditions.

An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.

The determination of both undiscounted and discounted future cash flows requires management to make significant estimates and consider an anticipated course of action as of the balance sheet date. Subsequent changes in estimated undiscounted and discounted future cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists. There was no impairment of any long-lived assets in 2013, 2012 or 2011.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are reviewed for impairment annually for ongoing recoverability based on applicable reporting unit performance and consideration of significant events or changes in the overall business environment.

In assessing goodwill for impairment, we initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We consider several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing of recoverability of a significant asset group within a reporting unit. If the qualitative assessment is not conclusive, then the recorded value of the reporting unit is compared to the fair value of the reporting unit, which is determined using a discounted future cash flow analysis. If the recorded amount exceeds the fair value, the impairment write-down is quantified by comparing the current implied value of goodwill to the recorded goodwill balance.

Significant judgments required in this testing process may include projecting future cash flows, determining appropriate discount rates and other assumptions. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans and other available information which in recent years have been materially accurate. Although not currently anticipated, changes in these estimates and assumptions could materially affect the determination of fair value or impairment. It is possible that our assumptions about future performance, as well as the economic outlook and related conclusions regarding the valuation of our assets, could change adversely, which may result in impairment that would have a material effect on our financial position and results of operations in future periods. At December 1, 2012, a quantitative assessment was performed and we determined that we had no reporting units that were considered impaired as a result of this goodwill impairment test. During this quantitative assessment, we calculated that the fair value of the reporting units exceeded their respective carrying values by 71% to 122%. Key assumptions utilized in the goodwill analysis were a weighted average cost of capital of 9%.

At December 1, 2013 and 2011, a qualitative assessment was performed and we determined, after assessing the totality of relevant events and circumstances, that it was not more likely than not that the carrying value exceeded the fair value of the reporting units. Accordingly, based upon the qualitative assessment tests that were performed in 2013 and 2011, and the quantitative assessment that was performed as of December 1, 2012, we had no reporting units that were considered at risk of failing step one of the goodwill impairment test.

Our indefinite-lived intangible assets consist of certain trade names which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued annually using the relief from royalty method. Significant estimates required in this valuation method include estimated future revenues impacted by the trade names, royalty rate by park, appropriate discount rates, remaining useful life, and other assumptions. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information which in recent years have been materially accurate. Changes in these estimates and assumptions could materially affect the fair value determination used in the assessment of impairment. Based on qualitative assessments performed at December 1, 2013 and 2011, and a quantitative assessment performed at December 1, 2012, there was no impairment as the fair value of trade names was substantially in excess of their carrying values. For the December 1, 2012 quantitative assessment of indefinite lived intangible assets, we calculated that the fair value of these assets exceeded their carrying values by 40% to 68%. Key assumptions utilized in the indefinite lived intangible asset analysis were a discount rate of 14% and an estimated royalty rate ranging from 2% to 3%.

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that deferred tax assets (primarily net operating and capital loss carryforwards) will be recovered from future taxable income. To the extent that we believe that recovery is not likely, a valuation allowance against those amounts is recognized. To the extent that we recognize a valuation allowance or an increase in the valuation allowance during a period, we recognize these amounts as income tax expense in the consolidated statements of comprehensive income. Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a rolling three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from shares of stock sold by these same stockholders.

Although the secondary offering that was completed in December 2013 gave rise to an ownership change under Section 382, we believe that the resulting limitations imposed by Section 382 will not affect our ability to use our existing net operating loss carryforwards. Any future ownership change (including as a result of future sales by Blackstone) may, however, result in further limitations imposed by Section 382. Any such limitation may have the effect of reducing our after-tax cash flow in future years and may affect our need for a valuation allowance on our deferred tax assets.

Significant management judgment is required in determining our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Management has analyzed the positive and negative evidence and has determined that it is more likely than not that our deferred tax assets will be realized, and, therefore, no valuation allowances are needed.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon our own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon our own claims data history, as well as industry averages. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Revenue Recognition

We recognize revenue upon admission into a theme park or when products are delivered to customers. For season passes and other multiuse admissions, revenue is deferred and recognized based on the terms of the admission product and the estimated number of visits expected and is adjusted periodically.

We have entered into agreements with certain external theme park, zoo and other attraction operators, to jointly market and sell admission products. These joint products allow admission to both a Company park and an external park, zoo or other attraction. The agreements with the external parks specify the allocation of revenue to us from any jointly sold products. Deferred revenue is recorded based on the terms of the respective agreement and the related revenue is recognized over its related use.

Recently Issued Financial Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification Topic (“ASC”) 220, Comprehensive Income. The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a significant impact on our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. As of December 31, 2013, our estimate is that an additional $1.6 million will be reclassified as an increase to interest expense during the next 12 months.

After considering the impact of interest rate swap agreements, at December 31, 2013, approximately $810.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $848.0 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt would lead to an increase of approximately $4.6 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the notes thereto are provided in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any controls and procedures also is based on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

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

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone, an affiliate of our major stockholders, by Travelport Limited, Hilton Worldwide, Inc. and Sungard Capital Corp., Sungard Capital Corp II and Sungard Data Systems, Inc., which may be considered the Company’s affiliates.

Annual Meeting Date

The Board of Directors of the Company has fixed the date of the 2014 Annual Meeting of Stockholders for June 11, 2014.

Outside Director Compensation Policy

On March 4, 2014, the Board of Directors of the Company adopted an Outside Director Compensation Policy (the “Policy”) in order to formalize the Company’s practices regarding cash and equity compensation to directors of the Company who are not employees of the Company or The Blackstone Group L.P. A copy of the Policy is filed as Exhibit 10.46 hereto and is incorporated herein by reference.

PART III.

Item 10. Director, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement to be filed not later than later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

Our executive compensation plan is designed to attract and retain individuals with the qualifications to manage and lead the Company as well as to motivate them to develop professionally and contribute to the achievement of our financial goals and ultimately create and grow our equity value.

Our named executive officers for 2013 were:

•	Jim Atchison, our President and Chief Executive Officer;

•	James M. Heaney, our Chief Financial Officer; and

•	our three other most highly compensated executive officers who served in such capacities at December 31, 2013, namely,

•	Daniel B. Brown, our Chief Operating Officer—SeaWorld & Discovery Cove;

•	Donald W. Mills, Jr., our Chief Operating Officer—Busch Gardens & Sesame Place; and

•	G. Anthony (Tony) Taylor, our Chief Legal Officer, General Counsel and Corporate Secretary.

Executive Compensation Objectives and Philosophy

Our primary executive compensation objectives are to:

•	attract, retain and motivate senior management leaders who are capable of advancing our mission and strategy and ultimately, create and maintain our long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute our business strategy in an industry characterized by competitiveness, growth and a challenging business environment;

•	reward senior management in a manner aligned with our financial performance; and

•	align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.

To achieve our objectives, we deliver executive compensation through a combination of the following components:

•	Base salary;

•	Bonuses which are tied to company financial performance;

•	Long-term incentive compensation;

•	Broad-based employee benefits;

•	Supplemental executive perquisites; and

•	Severance benefits.

Our total executive compensation plan is inclusive of base salaries and other benefits and perquisites, including severance benefits, which are designed to attract and retain senior management talent. We also use annual cash incentive compensation and long-term equity incentives to ensure a performance-based delivery of pay that aligns, as closely as possible, the rewards of our named executive officers with the long-term interests of our equity-owners while enhancing executive retention.

Compensation Determination Process

Role of the Compensation Committee and Management

Prior to our initial public offering that was completed on April 24, 2013 (the “IPO”), our Board of Directors made all decisions about our executive compensation. In making compensation determinations with respect to our named executive officers, our Board of Directors considered a number of variables, consistent with our executive compensation objectives, including individual circumstances related to each executive’s recruitment or retention and the position for which they were hired.

Prior to our IPO, our Chief Executive Officer generally participated in discussions and deliberations with our Board of Directors regarding the determinations of annual cash incentive awards for our executive officers. Specifically, our Chief Executive Officer made recommendations to our Board of Directors regarding the performance targets to be used under our annual bonus plan and the amounts of annual cash incentive awards. Our Chief Executive Officer did not participate in discussions regarding his own compensation.

In connection with our IPO, our Board of Directors established a Compensation Committee that is responsible for making all executive compensation decisions. The Compensation Committee is responsible for determining the compensation of our Chief Executive Officer and reviews and recommends compensation of other executive officers for our Board of Directors to approve. At the beginning of each performance cycle, the Compensation Committee approves financial goals designed to align executive pay with company performance and stockholder interests, provide competitive pay opportunities dependent on company performance, retain talent, create optimal stockholder value and mitigate material risk. The Compensation Committee has the authority to engage its own advisors to assist in carrying out its responsibilities.

Our Chief Executive Officer and our Chief Human Resources Officer work closely with the Compensation Committee in managing our executive compensation program and they attend meetings of the Compensation Committee. Because of his daily involvement with the executive team, our Chief Executive Officer makes recommendations to the Compensation Committee regarding compensation for the executive officers other than himself. Our Chief Executive Officer does not participate in discussions with the Compensation Committee regarding his own compensation.

Role of the Compensation Consultant

In 2013, our Board of Directors retained Frederic W. Cook & Co., Inc. (“FW Cook”), an independent compensation consulting firm, to advise on executive compensation in connection with our IPO. Our Board of Directors reviewed the cash compensation arrangements of our executive officers with FW Cook and determined to increase the base salary and/or target annual bonus opportunities for certain such individuals, including for our named executive officers for fiscal 2013. In determining the increases in base salary and target annual bonus opportunities for each of the named executive officers, our Board of Directors reviewed, among other things, each named executive officer’s past performance of his job responsibilities and his contributions to our financial and business performance as well as competitive conditions. In addition, our Board of Directors reviewed compensation peer group data provided by FW Cook for companies engaged in the same or similar industries as the Company. Due to the limited number of “pure leisure facilities” public companies, our Board of Directors determined that it was appropriate to include other companies in the compensation peer group that are in the entertainment, restaurant and hospitality industries and compete with us for executive talent.

The compensation peer group that the Board of Directors used to benchmark named executive officer base salaries and target annual bonus opportunities was composed of the following 14 companies: Ameristar Casinos,

Inc.; Boyd Gaming Corporation; Cedar Fair, L.P.; The Cheesecake Factory Incorporated; Chipotle Mexican Grill, Inc.; Cinemark Holdings, Inc.; Hyatt Hotels Corporation; The Madison Square Garden Company; Panera Bread Company; Penn National Gaming, Inc.; Pinnacle Entertainment, Inc.; Regal Entertainment Group; Six Flags Entertainment Corporation; and Vail Resorts, Inc.

While the compensation peer group included companies of smaller, comparable and larger size, our expected market capitalization placed us at the 47th percentile of the peer group companies. Based on the review, our Board of Directors determined to set total annual cash compensation for our named executive officers, i.e., base salaries and target annual bonus opportunities, at a level that is generally between the 25th percentile and the median of the compensation peer group, but to place a greater portion of the total cash compensation at-risk under our variable performance-based cash bonus opportunity as compared to the compensation peer group. Our Board of Directors determined that setting base salary and target annual bonus opportunities at these levels was appropriate to reward performance and ensure retention as we transitioned from a private to a publicly traded company. The following table sets forth the former base salaries and target bonus opportunities and the new base salaries and target annual bonus opportunities for our named executive officers, effective as of April 1, 2013:

Name	Former Base Salary	Former Bonus Potential Percentage (1)	Former Bonus Potential Target (1)	New 2013 Base Salary	New 2013 Bonus Potential Percentage(1)	New 2013 Bonus Potential Target(1)
Jim Atchison	$395,000	100%	$395,000	$698,000	150%	$1,047,000
James M. Heaney	$300,000	75%	$225,000	$356,000	100%	$356,000
Daniel B. Brown	$297,000	75%	$222,750	$346,000	100%	$346,000
Donald W. Mills, Jr.	$280,000	75%	$210,000	$346,000	100%	$346,000
G. Anthony (Tony) Taylor	$264,000	75%	$198,000	$362,000	100%	$362,000

(1)	The actual annual cash incentive awards earned for fiscal 2013 will be pro-rated for the period from January 1, 2013 through March 31, 2013 at the named executive officer’s former base salary and bonus potential percentage set forth above and for the period April 1, 2013 through the end of the 2013 fiscal year, based on the named executive officer’s new base salary and bonus potential percentage set forth above.

After the IPO, our Compensation Committee did not make any additional changes to the compensation for our named executive officers.

Compensation Elements

The following is a discussion and analysis of each component of our executive compensation program.

Base Salary

Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a level of cash income predictability and stability with respect to a portion of their total compensation. We believe that the level of an executive officer’s base salary should reflect such executive’s performance, experience and breadth of responsibilities, salaries for similar positions within our industry and any other factors relevant to that particular job.

As described above, in connection with our IPO, our Board of Directors consulted with FW Cook and determined to increase the annual base salaries for our named executive officers, see “—Compensation Determination Process—Role of the Compensation Consultant.”

Bonuses

Annual Cash Incentive Compensation. Annual cash incentive awards are available to all salaried exempt employees, including our named executive officers, under our annual bonus plan. The objectives of the bonus plan are to motivate these employees to achieve short-term performance goals and tie a portion of their cash compensation to our performance by rewarding them based on our overall performance.

Under our SeaWorld Parks & Entertainment Bonus Plan (the “2013 Bonus Plan”), each employee eligible to participate in the 2013 Bonus Plan was eligible to earn an annual cash incentive award based on our achievement of an Adjusted EBITDA target for 2013. The Adjusted EBITDA target was determined by our Board of Directors early in the year, after taking into consideration management’s recommendations and our budget for the year.

Under our 2013 Bonus Plan, Adjusted EBITDA is defined in the same way as the definition of Adjusted EBITDA that is used for covenant calculations under the indenture governing our senior notes entered into on December 1, 2009 and the credit agreement entered into on December 1, 2009 governing our senior secured credit facilities, which define Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted under such covenants.

Each participant in the 2013 Bonus Plan had a bonus potential target, computed as a percentage of salary, based on job level. In connection with the IPO, our Board of Directors determined to increase the target annual bonus opportunities for our named executive officers, see “—Compensation Determination Process—Role of the Compensation Consultant.”

As detailed in the following table, actual amounts paid under the 2013 Bonus Plan are calculated by multiplying each named executive officer’s base salary by his bonus potential percentage to obtain his bonus potential target, which was then adjusted by an achievement factor based on our actual achievement against the Adjusted EBITDA target.

Salary	X	Bonus Potential Percentage	=	Bonus Potential Target

Bonus Potential Target	X	Achievement Factor	=	Actual Bonus Paid

For 2013, the achievement factor was determined by calculating our achievement against the Adjusted EBITDA target based on the pre-established scale set forth in the following table:

	Adjusted EBITDA Target
	Threshold	Target	Maximum
Performance Percentage of Target	95%	100%	105%
Achievement Factor	33%	100%	130%

Based on the pre-established scale set forth above, no cash incentive award would have been paid unless our Adjusted EBITDA for 2013 was at or above 95% of the Adjusted EBITDA target; provided, however, that if Adjusted EBITDA performance was below 95% of target, then the Board of Directors had the ability to award a special discretionary payment up to 25% of a named executive officer’s bonus potential target. If our actual performance was 100% of target, then the named executive officers would have been paid their respective bonus potential target amounts. If performance was 105% of target, then our named executive officers would have been eligible for a maximum cash incentive award equal to 130% of their respective bonus potential target amounts. For performance percentages between the specified threshold, target and maximum levels, the resulting achievement factor would have been adjusted on a linear basis. For performance above 105% of target, additional payments could have been awarded by our Compensation Committee with respect to our Chief Executive Officer and/or our Board of Directors with respect to our other named executive officers upon a determination that an additional discretionary payment was warranted.

Notwithstanding the establishment of the performance target and the formula for determining the cash incentive award payment amounts as illustrated in the tables above, we had the ability to exercise positive or negative discretion and award a higher or lesser amount, as applicable, to our Chief Executive Officer and other named executive officers under our annual 2013 Bonus Plan, than the amount determined by the bonus plan formula if, in the exercise of its business judgment, our Compensation Committee with respect to our Chief Executive Officer and/or our Board of Directors with respect to our other named executive officers determined that a higher or lesser amount, as applicable, was warranted under the circumstances. In addition, with respect to Messrs. Heaney, Brown, Mills and Taylor, if Adjusted EBITDA performance exceeded target, then a cash incentive award above target could only be paid upon an initial recommendation from Mr. Atchison to the Compensation Committee and a final determination by our Board of Directors that an award above target was warranted.

For fiscal 2013, our Board of Directors set an Adjusted EBITDA target of $445.0 million and based on our actual Adjusted EBITDA we had an achievement factor of 85.5% based on the pre-established scale. Based upon a recommendation from Mr. Atchison, our Board of Directors elected to exercise its positive discretion and award a higher amount by increasing the achievement factor by 6.5% to 92% as a result of our extraordinary performance in fiscal 2013, including the completion of our IPO. The following table illustrates the calculation of the annual cash incentive awards payable to each of our named executive officers under our 2013 Bonus Plan in light of these performance results, including the exercise by our Board of Directors of its positive discretion. The actual annual cash incentive awards earned for fiscal 2013 are pro-rated for the period from January 1, 2013 through March 31, 2013 at the named executive officer’s former base salary and bonus potential percentage set forth above and for the period from April 1, 2013 through the end of the 2013 fiscal year, based on the named executive officer’s new base salary and bonus potential percentage set forth above. The portion of the actual amount paid to our named executive officers due to the Board of Director’s exercise of its positive negative discretion is disclosed in the “Bonus” column of the Summary Compensation Table under the “2013” designation, while the remaining amounts paid to our named executive officers under our 2013 Bonus Plan are disclosed in the “Non-Equity Incentive Plan Compensation” column.

Name	2013 Salary(1)	Bonus Potential Percentage(1)	Pro-rated Bonus Potential Target(1)	Achievement Factor(1)	Pro-rated Actual Bonus Paid(1)
Jim Atchison	$698,000	150%	$785,250	92.00%	$722,430
	$395,000	100%	$98,750	92.00%	$90,850

Total					$813,280

James M. Heaney	$356,000	100%	$267,000	92.00%	$245,640
	$300,000	75%	$56,250	92.00%	$51,750

Total					$297,390

Daniel B. Brown	$346,000	100%	$259,500	92.00%	$238,740
	$297,000	75%	$55,688	92.00%	$51,233

Total					$289,973

Donald W. Mills, Jr.	$346,000	100%	$259,500	92.00%	$238,740
	$280,008	75%	$52,502	92.00%	$48,301

Total					$287,041

G. Anthony (Tony) Taylor	$362,000	100%	$271,500	92.00%	$249,780
	$264,000	75%	$49,500	92.00%	$45,540

Total					$295,320

(1)	The actual annual cash incentive award earned for fiscal 2013 was pro-rated for the period from January 1, 2013 through March 31, 2013 at the named executive officer’s former base salary and bonus potential percentage and for the period April 1, 2013 through the end of the 2013 fiscal year, based on the named executive officer’s new base salary and bonus potential percentage.

Discretionary Bonuses. From time to time, we may award discretionary bonuses in addition to any annual bonus payable under our annual bonus plan.

Long-Term Incentive Compensation

Prior to our IPO, our management employees, including our named executive officers, were granted long-term incentive awards that were designed to promote our interests by providing our management employees with the opportunity to participate in our equity, thereby incentivizing them to remain in our service. These long-term incentive awards were granted to our named executive officers in the form of Employee Units in the Partnerships. In addition, certain members of management, including Messrs. Atchison, Brown, Mills and Taylor, purchased Class D Units of the Partnerships.

The Class D Units had economic characteristics similar to those of shares of common stock in a corporation and the Employee Units were profits interests having economic characteristics similar to stock appreciation rights (i.e., Employee Units only had value to the extent there was appreciation in the value of our business from and after the applicable date of grant).

The Employee Units were divided into a time-vesting portion which generally vested on the first five anniversaries of the grant date, which we refer to as the “vesting reference date” (one-third of the Employee Units granted), a 2.25x exit-vesting portion (one-third of the Employee Units granted), and a 2.75x exit-vesting portion (one-third of the Employee Units granted). Unvested Employee Units were not entitled to distributions from the Partnerships. For additional information regarding our Employee Units, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards—Terms of Equity Award and Grants—Employee Units.”

The Employee Units granted to our named executive officers were designed to motivate them to focus on efforts that would increase the value of our equity while enhancing their retention. The specific sizes of the equity grants made to our named executive officers were determined in light of Blackstone’s practices with respect to management equity programs at other private companies in its portfolio and the executive officer’s position and level of responsibilities with us.

In connection with our IPO, our directors, officers and employees surrendered all Class D Units and Employee Units of the Partnerships held by them and received vested shares of our common stock and unvested shares of restricted stock from the Partnerships. Class D Units and vested Employee Units were surrendered for shares of common stock and unvested Employee Units were surrendered for unvested restricted shares of our common stock, which are subject to vesting terms substantially similar to those applicable to the unvested Employee Units immediately prior to such transaction. The number of shares of our common stock and restricted stock delivered to such equity holders of the Partnerships was determined in a manner intended to replicate the same economic benefit provided by the Class D Units and Employee Units based upon the valuation of us derived from the IPO price, and the number of shares had substantially the same value as the Class D Units or Employee Units that were held by the equity holder immediately prior to such transaction.

The following table sets forth the total number of vested shares of our common stock and unvested shares of restricted stock received by our named executive officers upon the surrender of their Class D Units and vested and unvested Employee Units in connection with our IPO.

Name	(a) Common Stock Received for Surrendered Class D Units and Vested Employee Units	(b) Unvested Restricted Stock Received for Surrender of Unvested Time- Vesting Employee Units	(c) Unvested Restricted Stock Received for Surrender of 2.25x Exit-Vesting Employee Units	(d) Unvested Restricted Stock Received for Surrender of 2.75x Exit-Vesting Employee Units	(a)+(b)+(c)+(d) Total Common Stock and Unvested Restricted Stock Received for Surrender of Class D Units and Employee Units
	(number of shares)
Jim Atchison	157,466	91,103	227,755	227,755	704,079
James M. Heaney	10,183	40,735	50,918	50,918	152,754
Daniel B. Brown	56,372	38,467	75,917	75,917	246,673
Donald W. Mills, Jr.	51,227	30,368	75,918	75,918	233,431
G. Anthony (Tony) Taylor	15,931	18,221	30,367	30,367	94,886

In addition, we also made grants of restricted shares of our common stock to our directors, officers and employees in connection with our IPO. On April 19, 2013, we granted our named executive officers the following number of restricted shares of our common stock: Mr. Atchison, 89,846; Mr. Heaney, 29,948; Mr. Brown, 29,948; Mr. Mills, 29,948; and Mr. Taylor, 11,979. These restricted shares were intended to have vesting terms and conditions substantially similar to the Employee Units that were held by our directors, officers and employees prior to the IPO, and the shares and restricted shares delivered in respect of such Employee Units. In other words, each named executive officer’s additional award will vest as to one third of the award on the first five anniversaries of the vesting reference date with respect to such named executive officer’s original grant of Employee Units, and be eligible to exit-vest as to the remaining two-thirds of the award on the same exit-vesting terms described below, except that any shares that would otherwise have been vested at the time of the IPO or that would become vested within six months following the closing of our IPO instead became vested on the day following the six month anniversary of the grant date. As a result, because the vesting reference dates for Messrs. Atchison and Mills was December 1, 2009; the vesting reference dates for Mr. Brown were December 1, 2009 and January 1, 2012; the vesting reference date for Mr. Heaney was April 1, 2012; and the vesting reference date for Mr. Taylor was May 3, 2010, a portion of their time-vesting restricted stock awards equal to the portion of Employee Units that were vested at the time of the IPO (equal to 60%, 60% and 20%, 20%, and 40%, respectively) became vested on the six-month anniversary of the grant date.

Benefits and Perquisites

We provide to all our employees, including our named executive officers, broad-based benefits that are intended to attract and retain employees while providing them with retirement and health and welfare security. Broad-based employee benefits include:

•	a 401(k) savings plan;

•	medical, dental, vision, life and accident insurance, disability coverage, dependent care and healthcare flexible spending accounts; and

•	employee assistance program benefits.

Under our 401(k) savings plan, we match a portion of the funds set aside by the employee. All matching contributions by us become vested on the two-year anniversary of the participant’s hire date. At no cost to the employee, we provide an amount of basic life and accident insurance coverage valued at two times the employee’s annual base salary. The employee may also select supplemental life and accident insurance, for a premium to be paid by the employee.

We also provide our executive officers with limited perquisites and personal benefits that are not generally available to all employees, such as executive relocation assistance and complimentary access to our theme parks. In addition, all employees with at least three weeks of vacation have the opportunity to participate in our vacation sell benefit program and sell back vacation days to us in order to offset personal health insurance premiums. We provide these limited perquisites and personal benefits in order to further our goal of attracting and retaining our executive officers. These benefits and perquisites are reflected in the “All Other Compensation” column of the Summary Compensation Table and the accompanying footnote in accordance with SEC rules.

Severance Arrangements

Our Board of Directors believes that a Key Employee Severance Plan (the “Severance Plan”) is necessary to attract and retain the talent necessary for our long-term success. Our Board of Directors views our Severance Plan as a recruitment and retention device that helps secure the continued employment and dedication of our named executive officers, including when we are considering strategic alternatives.

Each of our named executive officers is eligible for the Severance Plan benefits. Under the terms of the Severance Plan, each named executive officer is entitled to severance benefits if his employment is terminated for any reason other than voluntary resignation or willful misconduct. The severance payments under the

Severance Plan are contingent upon the affected executive’s execution of a release and waiver of claims, which contains non-compete, non-solicitation and confidentiality provisions. See “—Potential Payments Upon Termination” for descriptions of these arrangements.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers for services rendered to us for the fiscal years indicated.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Jim Atchison	2013	622,250	57,460	1,094,639	—	755,820	—	22,508	2,552,677
Chief Executive Officer and President and Director	2012	395,000	—	—	—	389,984	—	17,781	802,765
	2011	395,000	—	800,250	—	497,700	—	10,010	1,702,960

James M. Heaney	2013	342,000	21,011	338,699	—	276,379	—	10,059	988,148
Chief Financial Officer	2012	283,077	50,000	234,250	—	203,631	—	8,478	779,436

Daniel B. Brown	2013	333,750	20,487	364,902	—	269,485	—	21,469	1,010,093
Chief Operating Officer—SeaWorld & Discovery Cove	2012	297,000	—	135,567	—	219,921	—	331,029	983,517
	2011	297,000	—	195,617	—	280,655	—	21,129	794,401

Donald W. Mills, Jr.	2013	329,502	20,280	364,902	—	266,761	—	11,912	993,357
Chief Operating Officer—Busch Gardens	2012	280,008	—	—	—	207,339	—	18,442	505,789
	2011	280,008	—	266,750	—	264,608	—	20,420	831,786

G. Anthony (Tony) Taylor	2013	337,500	20,865	145,941	—	274,455	—	16,040	794,801
Chief Legal Officer and General Counsel

(1)	Amounts included in this column reflect the salary earned during fiscal 2013, which includes salary increases made in connection with our IPO. See “Compensation Discussion and Analysis—Compensation Determination Process—Role of the Compensation Consultant.”
(2)	Amounts reported for fiscal 2013 reflect the discretionary portion of our annual cash incentive award under our 2013 Bonus Plan. See “Compensation Discussion and Analysis—Compensation Elements—Bonuses.”
(3)	Amounts included in this column reflect the aggregate grant date fair value of restricted stock granted in 2013 and Employee Units granted in 2012 and 2011 calculated in accordance with FASB ASC Topic 718 (“Topic 718”), utilizing the assumptions discussed in Note 18 to our consolidated financial statements for the years ended December 31, 2013 and 2012, respectively. Achievement of the performance conditions for the 2.25x and 2.75x exit-vesting portions for the restricted stock awards and Employee Units was not deemed probable on the date of grant, and, accordingly, pursuant to the SEC’s disclosure rules, no value is included in this table for those portions of the awards. The fair value at the grant date of the restricted stock granted in 2013 assuming achievement of the performance conditions was as follows: Mr. Atchison $2,697,157; Mr. Heaney $872,836; Mr. Brown $899,039; Mr. Mills $899,039; and Mr. Taylor $359,606. The fair value at grant date of the Employee Units granted in 2012 assuming achievement of the performance conditions was as follows: Mr. Heaney $542,750 and Mr. Brown $240,000. The fair value at grant date of the Employee Units granted in 2011 assuming achievement of the performance conditions was as follows: Mr. Atchison $1,607,625; Mr. Brown $392,975; and Mr. Mills $535,875.

As described in “Compensation Discussion and Analysis—Compensation Elements—Long Term Incentive Compensation,” in connection with our IPO in 2013, the named executive officers surrendered their time-vesting Employee Units in exchange for time-vesting restricted stock. There was incremental fair value calculated in accordance with Topic 718 with respect to the time-vesting awards that were modified in connection with the IPO. Therefore, amounts included in this column also reflect the incremental fair value calculated in accordance with Topic 718 for each of the named executive officers as follows: Mr. Atchison $90,715; Mr. Heaney $4,035; Mr. Brown $30,238; Mr. Mills $30,238; and Mr. Taylor $12,096.

With respect to the 2.25x and the 2.75x exit-vesting portions of the Employee Units that were surrendered in exchange for exit-vesting restricted stock, there was no incremental fair value calculated in accordance with Topic 718 as a result of the modification since achievement of the performance conditions was not deemed probable before or after the modification.

(4)	We have no pension benefits, nonqualified defined contribution or other nonqualified deferred compensation plans for executive officers.
(5)

Amounts reported under All Other Compensation for fiscal 2013 include contributions to our 401(k) plan on behalf of our named executive officers as follows: Mr. Atchison $8,925; Mr. Heaney $8,925; Mr. Brown $8,925; Mr. Mills $408; and Mr. Taylor $8,925. Amounts reported also include life and long-term disability insurance premiums paid by us on behalf of our named executive officers as follows: Mr. Atchison $1,430; Mr. Heaney $1,134; Mr. Brown $1,121; Mr. Mills $1,070; and Mr. Taylor $1,023. Amounts reported for Messrs. Atchison, Brown, Mills and Taylor for fiscal 2013 also include the dollar value of vacation days sold to pay for personal health insurance premiums and other benefits under our vacation sell benefit program, along with other miscellaneous benefits, are as follows: Mr. Atchison $12,153; Mr. Brown $11,423; Mr. Mills $10,434; and Mr. Taylor $6,092. In addition, the named executive officers (and their spouses) each receive a Corporate Executive Card that entitles them and an unlimited number of guests to complimentary access to our theme parks. There is no incremental cost to us associated with the use of the Corporate Executive Card. Amount reported for Mr. Brown for fiscal 2012 also includes a tax gross-up of $309,725 with respect to the taxable income on his June 7, 2012 Employee Unit grant.

Grants of Plan-Based Awards in 2013

The following table provides supplemental information relating to grants of plan-based awards made to our named executive officers during 2013.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (2)	Maximum (#)
Jim Atchison		291,720	884,000	1,149,200
	4/19/2013					59,896		29,950	1,003,924
James M. Heaney		106,673	323,250	420,225
	4/19/2013					19,964		9,984	334,664
Daniel B. Brown		104,012	315,188	409,744
	4/19/2013					19,964		9,984	334,664
Donald W. Mills, Jr.		102,961	312,002	405,602
	4/19/2013					19,964		9,984	334,664
G. Anthony (Tony) Taylor		105,930	321,000	417,300
	4/19/2013					7,986		3,993	133,845

(1)	Reflects possible payouts under our 2013 Bonus Plan. See “—Compensation Discussion and Analysis—Compensation Elements—Bonuses—Annual Cash Incentive Compensation” for a discussion of threshold, target and maximum cash incentive compensation payouts. The actual amounts paid to our named executive officers under our 2013 Bonus Plan are disclosed in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table. The annual cash incentive awards earned for fiscal 2013 are pro-rated for the period from January 1, 2013 through March 31, 2013 at the named executive officer’s former base salary and bonus potential percentage and for the period from April 1, 2013 through the end of the 2013 fiscal year, based on the named executive officer’s new base salary and bonus potential percentage.
(2)	As described in more detail in the “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards-Terms of Restricted Stock Awards” section that follows, amounts reported reflect grants of restricted stock that are divided into three tranches for vesting purposes; one third are time-vesting and two-thirds are exit-vesting (of which one-third are 2.25x exit-vesting and one-third are 2.75x exit-vesting). The exit vesting shares are reported as an equity incentive plan award in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column, while the time-vesting tranche of the awards are reported as an all other stock award in the “All Other Stock Awards: Number of Shares of Stock or Units” column.
(3)	Represents the grant date fair value of the restricted stock, calculated in accordance with Topic 718 and utilizing the assumptions discussed in Note 18 to our consolidated financial statements for the year ended December 31, 2013. The value at the grant date for the 2.25x and 2.75x exit-vesting portions of the restricted stock awards is based upon the probable outcome of the performance conditions. See footnote (3) to the Summary Compensation Table.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Terms of Restricted Stock Awards

Employee Units Surrendered for Restricted Stock

In connection with our IPO, our directors, officers and employees surrendered all Class D Units and Employee Units of the Partnerships held by them and received vested shares of our common stock and unvested shares of restricted stock from the Partnerships. Class D Units and vested Employee Units were surrendered for vested shares of common stock and unvested Employee Units were surrendered for unvested restricted shares of our common stock, which are subject to vesting terms substantially similar to those applicable to the unvested Employee Units immediately prior to such transaction, as described below under “—Vesting Terms.” The number of shares of our vested common stock and unvested shares of restricted stock delivered to such equity holders of the Partnerships was determined in a manner intended to replicate the economic benefit provided by the Class D Units and Employee Units based upon the valuation of us derived from the IPO price, and the number of shares had substantially the same value as the Class D Units or Employee Units that were held by the equity holder immediately prior to such transaction.

Vesting Terms

The shares of restricted stock are divided into a time-vesting portion (1/3 of the restricted shares granted), a 2.25x exit-vesting portion (1/3 of the restricted shares granted), and a 2.75x exit-vesting portion (1/3 of the restricted shares granted).

•	Time-Vesting Restricted Shares: Prior to the IPO, 12 months after the initial vesting reference date, 20% of the named executive officer’s time-vesting Employee Units became vested. Thereafter, an additional 20% of each named executive officer’s time-vesting Employee Units vested or would have vested every year until all such Employee Units were fully vested, subject to the named executive officer’s continued employment through each vesting date. At the time of the IPO, a portion of the time-vesting Employee Units (equal to 60% for Messrs. Atchison and Mills; 60% and 20% for Mr. Brown’s two grants, respectively; 20% for Mr. Heaney; and 40% for Mr. Taylor) was vested, and each executive received vested shares of common stock in respect of such vested Employee Units. The restricted stock granted in respect of the unvested time-vesting Employee Units vest on the date such unvested time-vesting Employee Units would have otherwise become vested. Notwithstanding the foregoing, the time-vesting shares of restricted stock will become fully vested on an accelerated basis upon a change of control (as defined in the 2013 Omnibus Incentive Plan) that occurs while the named executive officer is still employed by us.

•	2.25x Exit-Vesting Restricted Shares: The 2.25x exit-vesting shares of restricted stock vest if the named executive officer is employed by us when and if Blackstone receives cash proceeds in respect of its interests in the Partnerships equal to (x) a 20% annualized effective compounded return rate on its investment and (y) a 2.25x multiple on its investment.

•	2.75x Exit-Vesting Restricted Shares: The 2.75x exit-vesting shares of restricted stock vest if the named executive officer is employed by us when and if Blackstone receives cash proceeds in respect of its interests in the Partnerships equal to (x) a 15% annualized effective compounded return rate on its investment and (y) a 2.75x multiple on its investment.

Each of the award agreements also contains restrictive covenants, including an indefinite covenant on confidentiality of information and covenants related to non-competition and non-solicitation of employees and customers of the Company and its affiliates at all times during the executive’s employment, and for one year after any termination of employment.

If a named executive officer’s employment is terminated for any reason or the named executive officer violates any of the restrictive covenants, then any restricted shares that are not already vested will be immediately forfeited.

Additional Restricted Stock Awards

In connection with the IPO, we granted each of our named executive officers additional shares of restricted stock. These restricted shares were intended to have vesting terms and conditions substantially similar to the Employee Units that were held by these officers prior to the IPO. In other words, each named executive officer’s additional award will vest as to one third of the award on the first five anniversaries of the vesting reference date for such named executive officer’s original grant of Employee Units, and be eligible to exit-vest as to the remaining two-thirds of the award on the same exit-vesting terms described above, except that any shares that would otherwise have been vested at the time of the IPO or that would become vested within six months following the closing of our IPO instead became vested on the day following the six month anniversary of the grant date. As a result, because the vesting reference dates for Messrs. Atchison and Mills are December 1, 2009; for Mr. Brown are December 1, 2009 and January 1, 2012; for Mr. Heaney is April 1, 2012; and for Mr. Taylor is May 3, 2010, a portion of their time-vesting restricted stock awards equal to the portion of Employee Units that were vested at the time of the IPO (equal to 60%, 60% and 20%, 20%, and 40%, respectively) became vested on the six-month anniversary of the grant date.

Outstanding Equity Awards at 2013 Fiscal-Year End

The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2013. All information presented below reflects the surrender of the Employee Units for shares of restricted stock in connection with the IPO. For more information see “—Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation .”

Name	Number of Shares or Units That Have Not Vested (#) (1)	Market Value of Shares or Units That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Jim Atchison	51,542	1,482,863	515,406	14,828,231
James M. Heaney	48,723	1,401,761	121,800	3,504,186
Daniel B. Brown	30,927	889,770	171,798	4,942,628
Donald W. Mills, Jr.	17,181	494,297	171,800	4,942,686
G. Anthony (Tony) Taylor	13,746	395,472	68,720	1,977,074

(1)	Reflects time-vesting shares of restricted stock that had not vested as of December 31, 2013. The following provides information with respect to the remaining vesting schedule of the time-vesting shares of restricted stock that had not vested as of December 31, 2013:

Mr. Atchison—these outstanding restricted shares will vest on December 1, 2014.

Mr. Heaney—these outstanding restricted shares vest in substantially equal installments on April 1, 2014, 2015, 2016 and 2017.

Mr. Brown—of these outstanding restricted shares, 4,581 vested on January 1, 2014, 12,600 will vest on December 1, 2014 and the remainder will vest in substantially equal installments on January 1, 2015, 2016 and 2017.

Mr. Mills—these outstanding restricted shares will vest on December 1, 2014.

Mr. Taylor—these outstanding shares will vest in equal installments on May 3, 2014 and 2015.

Vesting of the time-vesting restricted shares would have been accelerated if a change of control occurred while the named executive officer was still employed by us, as described under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards-Terms of Restricted Stock Awards.”

(2)	Reflects exit-vesting shares of restricted stock. One-half of the outstanding exit-vesting restricted shares are 2.25x exit-vesting and one-half are 2.75x exit-vesting. Unvested exit-vesting restricted shares vest as described under the “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards- Terms of Restricted Stock Awards” section above.

(3)	Market value is based upon the closing market price of our common stock on December 31, 2013.

Option Exercises and Stock Vested in 2013

The following table provides information regarding the number of shares of restricted stock held by our named executive officers that vested during 2013. In addition, with respect to Messrs. Heaney and Brown, amounts reported reflect the value realized on vesting with respect to Employee Units that vested prior to the IPO. For more information see “—Compensation Discussion and Analysis—Compensation Elements—Long-Term Incentive Compensation.”

	Equity Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Jim Atchison	69,511		2,075,693
James M. Heaney	—	(2)	—	(2)
Daniel B. Brown	—	(3)	—	(3)
Donald W. Mills, Jr.	23,171		691,918
G. Anthony (Tony) Taylor	8,468		273,001

(1)	Unless otherwise indicated, the value realized on vesting is based on the closing market price of our common stock on the applicable vesting date (or the previous trading day if the vesting date was not a trading day).
(2)	Prior to the IPO, Mr. Heaney vested in 2,500 Employee Units with a zero value realized on vesting, based on the appreciation in the value of our business from the date of grant through June 2012, the date of the Company’s most recent valuation for the Employee Units. Additionally, Mr. Heaney also vested in 1,996 shares of restricted stock with a value realized on vesting of $59,840.
(3)	Prior to the IPO, Mr. Brown vested in 667 Employee Units with a value realized on vesting of $36,018, based on the appreciation in the value of our business from the date of grant through June 2012, the date of the Company’s most recent valuation for the Employee Units. Additionally, Mr. Brown also vested in 17,524 shares of common stock with a value realized on vesting of $523,354.

Pension Benefits

We have no pension benefits for the executive officers.

Nonqualified Deferred Compensation for 2013

We have no nonqualified defined contribution or other nonqualified deferred compensation plans for executive officers.

Potential Payments Upon Termination

The following table describes the potential payments and benefits that would have been payable to our named executive officers under existing plans assuming a termination of their employment for reasons other than willful misconduct or a voluntary resignation on December 31, 2013.

The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers. These include accrued but unpaid salary and distributions of plan balances under our 401(k) savings plan.

Name	Cash Severance Payment ($) (1)	Continuation of Group Health Plans ($) (2)	Accrued but Unused Vacation ($) (3)	Executive Outplacement Services ($) (4)	Value of Restricted Stock Acceleration ($) (5)	Total ($)
Jim Atchison
Termination under the Severance Plan	2,443,000	40,268	72,485	10,000	—	2,565,753
Change of Control	—	—	—	—	1,482,863	1,482,863

James M. Heaney
Termination under the Severance Plan	890,000	29,400	13,692	10,000	—	943,092
Change of Control	—	—	—	—	1,401,761	1,401,761

Daniel B. Brown
Termination under the Severance Plan	692,000	20,134	26,615	10,000	—	748,749
Change of Control	—	—	—	—	889,770	889,770

Donald W. Mills, Jr.
Termination under the Severance Plan	692,000	14,115	31,938	10,000	—	748,053
Change of Control	—	—	—	—	494,297	494,297

G. Anthony (Tony) Taylor
Termination under the Severance Plan	724,000	20,134	16,708	10,000	—	770,842
Change of Control	—	—	—	—	395,472	395,472

(1)	Cash severance payment includes the following:

•	Mr. Atchison—two times the sum of his annual base salary ($698,000) plus his targeted bonus under the 2013 Bonus Plan ($1,047,000);

•	Mr. Heaney—eighteen months base salary ($534,000) plus his targeted bonus under the 2013 Bonus Plan ($356,000);

•	Mr. Brown—twelve months base salary ($346,000) plus his targeted bonus under the 2013 Bonus Plan ($346,000);

•	Mr. Mills—twelve months base salary ($346,000) plus his targeted bonus under the 2013 Bonus Plan ($346,000); and

•	Mr. Taylor—twelve months base salary ($362,000) plus his targeted bonus under the 2013 Bonus Plan ($362,000).
(2)	Reflects the cost of providing the executive officer with continued health, dental, vision, prescription drug and mental health coverage as enrolled at the time of his termination for a period of twenty-four months for Mr. Atchison, for a period of eighteen months for Mr. Heaney and for a period of twelve months for Messrs. Brown, Mills and Taylor, in each case, assuming 2014 rates.
(3)	Amounts shown represent the following number of accrued but unused vacation days: Mr. Atchison, 27 days; Mr. Heaney, 10 days; Mr. Brown, 20 days; Mr. Mills, 24 days; and Mr. Taylor, 12 days.

(4)	Amounts shown assume that executive outplacement services are provided to each of the named executive officers for a period of nine months.
(5)	Upon a change of control, our named executive officers’ unvested time-vesting shares of restricted stock would become immediately vested. The amounts reported are based on the closing market price of our stock on December 31, 2013. Amounts reported also assume that the exit-vesting shares of restricted stock would not have vested upon a change of control. If the exit-vesting restricted shares would have vested upon a change of control, the amounts reported would have reflected the following additional amounts: Mr. Atchison, $14,828,231; Mr. Heaney, $3,504,186; Mr. Brown, $4,942,628; Mr. Mills, $4,942,686; and Mr. Taylor, $1,977,074.

Severance Arrangements and Restrictive Covenants

We have adopted the Severance Plan for the benefit of certain key employees. Each of the named executive officers is a member of our Strategy Committee and is eligible for severance pay and benefits under the Severance Plan. All severance pay and benefits must be approved by the Chief Human Resources Officer and our Chairman of the Board of Directors.

Mr. Atchison

If Mr. Atchison’s employment terminates as a result of (1) job elimination resulting from a business reorganization, reduction in force, facility closure, or business consolidation; (2) job elimination resulting from a sale or merger; (3) lack of an available position following a return from a certified medical leave of absence or work related injury or illness; or (4) unsatisfactory job performance, Mr. Atchison will be entitled to receive:

•	a lump sum payment equal to two times his annual base pay at the time of termination;

•	any remaining accrued but unused vacation;

•	the targeted bonus for the plan year in which he is terminated;

•	continued health, dental, vision, prescription drug and mental health coverage as enrolled at the time of his termination for a period of twenty four months; and

•	executive outplacement services (as determined by us), which services must be engaged within thirty days of the termination of employment.

Mr. Heaney

If Mr. Heaney’s employment terminates as a result of (1) job elimination resulting from a business reorganization, reduction in force, facility closure, or business consolidation; (2) job elimination resulting from a sale or merger; (3) lack of an available position following a return from a certified medical leave of absence or work related injury or illness; or (4) unsatisfactory job performance, Mr. Heaney will be entitled to receive:

•	a lump sum payment equal to eighteen months of his annual base pay at the time of termination;

•	any remaining accrued but unused vacation;

•	the targeted bonus for the plan year in which he is terminated;

•	continued health, dental, vision, prescription drug and mental health coverage as enrolled at the time of his termination for a period of eighteen months; and

•	executive outplacement services (as determined by us), which services must be engaged within thirty days of the termination of employment.

Messrs. Brown, Mills and Taylor

If either Messrs. Brown, Mills or Taylor employment terminates as a result of (1) job elimination resulting from a business reorganization, reduction in force, facility closure, or business consolidation; (2) job elimination resulting from a sale or merger; (3) lack of an available position following a return from a certified medical leave of absence or work related injury or illness; or (4) unsatisfactory job performance, Messrs. Brown, Mills or Taylor will be entitled to receive:

•	a lump sum payment equal to twelve months of his annual base pay at the time of termination;

•	any remaining accrued but unused vacation;

•	the targeted bonus for the plan year in which he is terminated;

•	continued health, dental, vision, prescription drug and mental health coverage as enrolled at the time of his termination for a period of twelve months; and

•	executive outplacement services (as determined by us), which services must be engaged within thirty days of the termination of employment.

In order to be eligible for the Severance Plan benefits, the key employee must sign and return a release and waiver of claims that will include but is not limited to (1) a one-year non-compete covenant; (2) a two-year non-solicitation covenant; (3) a non-disparagement covenant; (4) an agreement to cooperate in any current or future legal matters relating to activities or matters occurring during such key employee’s term of employment; and (5) the release of any and all claims that such key employee may have in connection with their employment with us or with the termination of employment.

No benefits are payable under the Severance Plan if (1) the eligible key employee fails or refuses to return the release and waiver of claims; (2) the eligible key employee voluntarily terminates their employment for “any” reason; or (3) the eligible key employee engages in willful misconduct as determined at the discretion of the Chief Human Resources Officer and our Chairman of the Board of Directors.

Director Compensation for Fiscal 2013

The following table summarizes all compensation for our non-employee directors for fiscal year 2013. The employee directors and Blackstone-affiliated directors did not receive additional compensation for serving on the Board of Directors or the committees of the Board of Directors and, as a result, are not listed in the table below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
David F. D’Alessandro (2)	210,000	42,334	252,334
Joseph P. Baratta	—	—	—
Bruce McEvoy	—	—	—
Judith A. McHale (3)	73,011	120,000	193,011
Peter F. Wallace	—	—	—
Deborah M. Thomas (4)	8,315	120,000	128,315

(1)

Amounts included in this column reflect the aggregate grant date fair value of restricted stock awards granted during fiscal year 2013, calculated in accordance with Topic 718, utilizing the assumptions discussed in Note 18 to our consolidated financial statements for the year ended December 31, 2013. The aggregate number of unvested restricted stock owned by our non-employee directors at December 31, 2013 was as follows: Mr. D’Alessandro, 232,499 shares of unvested restricted stock; Ms. McHale, 4,444 shares of unvested restricted stock; and Ms. Thomas, 3,846 shares of unvested restricted stock. For Mr. D’Alessandro, there was $42,334 incremental fair value calculated in accordance with Topic 718 with respect to his time-vesting awards that were modified in connection with the IPO. With respect to the 2.25x and the 2.75x exit-vesting portions of his Employee Units that were surrendered in exchange for exit-vesting restricted stock, there was no incremental fair value calculated in accordance with Topic 718 as a result of the modification since achievement of the performance conditions was not deemed probable before or after the modification.
(2)	In addition to an annual retainer of $200,000, Mr. D’Alessandro received a fee $10,000 for his service on a special committee of the Board of Directors that was formed to negotiate the repurchase of shares of our common stock from Blackstone that was completed concurrently with a secondary offering of our common stock by Blackstone on December 17, 2013.
(3)	Ms. McHale was appointed to the Board of Directors on March 8, 2013 and the amount reported under the “Fees Earned or Paid in Cash” column reflects (a) the portion of her annual retainer for service on the Board of Directors and as Chairperson of the Audit Committee of the Board of Directors earned in fiscal year 2013 from such date, plus (b) a fee $10,000 for her service on a special committee of the Board of Directors that was formed to negotiate the repurchase of shares of our common stock from Blackstone that was completed concurrently with a secondary offering of our common stock by Blackstone on December 17, 2013.
(4)	Ms. Thomas was appointed to the Board of Directors on November 11, 2013 and the amount reported under the “Fees Earned or Paid in Cash” column reflects the portion of her annual retainer for service on the Board of Directors earned in fiscal year 2013 from such date.

Description of Director Compensation

This section contains a description of the material terms of our compensation arrangements for Mr. D’Alessandro, Ms. McHale and Ms. Thomas. As noted above, Messrs. Baratta, McEvoy and Wallace are employees of Blackstone and do not receive any compensation from us for their services on our Board of Directors. All of our directors, including Messrs. Baratta, McEvoy and Wallace, are reimbursed for the out-of-pocket expenses they incur in connection with their service as directors. We pay a cash retainer to our independent directors for serving as directors and an additional cash payment for serving as a committee chair, and we grant equity-based awards to our independent directors under the 2013 Omnibus Incentive Plan.

Mr. D’Alessandro

Mr. D’Alessandro, who serves as Chairman of the Board of Directors, receives an annual cash retainer of $200,000. In addition, Mr. D’Alessandro was provided the opportunity to invest in Class D Units of the Partnerships and, in fiscal 2010, he was granted 52,500 Employee Units as part of his compensation. Similar to the Employee Units granted to our named executive officers, Mr. D’Alessandro’s Employee Units were divided into a time-vesting portion (one-third of the Employee Units granted), a 2.25x exit- vesting portion (one-third of the Employee Units granted), and a 2.75x exit-vesting portion (one-third of the Employee Units granted).

In connection with our IPO, Mr. D’Alessandro surrendered his Class D Units and Employee Units of the Partnerships and received vested shares of our common stock and unvested shares of restricted stock from the Partnerships. The number of shares of our vested common stock and unvested shares of restricted stock delivered to Mr. D’Alessandro was determined in a manner intended to replicate the economic benefit provided by the Class D Units and Employee Units based upon the valuation of us derived from the IPO price, and the number of shares had the same value as the Class D Units or Employee Units that were held by Mr. D’Alessandro immediately prior to such transaction. Class D Units and vested Employee Units were converted into vested shares of common stock and unvested Employee Units were converted into unvested shares of our common stock, which are subject to vesting terms substantially similar to those applicable to the unvested Employee Units immediately prior to such transaction, as described below under “—Vesting Terms.” The vesting terms of Mr. D’Alessandro’s Employee Units and restricted shares are set forth below.

Vesting Terms

•	Time-Vesting Restricted Shares: Prior to the IPO 25% of Mr. D’Alessandro’s time-vesting Employee Units vested on the date Mr. D’Alessandro joined our board of directors, which was September 7, 2010, and the remaining 75% vested or would have vested in equal annual installments on each of the first four anniversaries of that date. At the time of the IPO, 62.5% of his time-vesting Employee Units were vested, so Mr. D’Alessandro received vested common stock in respect of such Employee Units. Of the restricted shares Mr. D’Alessandro received in respect of the remaining time-vesting Employee Units 18.75% vested on September 10, 2013 and the remaining 18.75% will be vested on September 10, 2014. Notwithstanding the foregoing, the time-vesting shares of restricted stock will become fully vested on an accelerated basis if a change of control (as defined in the 2013 Omnibus Incentive Plan) occurs while Mr. D’Alessandro is still serving as our Chairman of the Board of Directors.

•	2.25x Exit-Vesting Restricted Shares: The 2.25x exit-vesting restricted shares vest based on a double trigger that includes both time-vesting and exit-vesting criteria. The time-vesting criteria are the same as the portion of his award that was solely time-vesting described above. The 2.25x exit-vesting shares of restricted stock vest if Blackstone receives cash proceeds in respect of its interests in the Partnerships equal to (x) a 20% annualized effective compounded return rate on its investment and (y) a 2.25x multiple on its investment. Upon Mr. D’Alessandro’s departure as Chairman of the Board of Directors, all 2.25x exit-vesting restricted shares which satisfied the time-vesting criteria, would remain outstanding subject to achievement of the exit-vesting criteria.

•	2.75x Exit-Vesting Restricted Shares: The 2.75x exit-vesting restricted shares vest based on a double trigger that includes both time-vesting and exit-vesting criteria. The time-vesting criteria are the same as the time-vesting criteria applicable to the 2.25x exit-vesting restricted shares described above. The 2.75x exit-vesting shares of restricted stock vest if Blackstone receives cash proceeds in respect of its interests in the Partnerships equal to (x) a 15% annualized effective compounded return rate on its investment and (y) a 2.75x multiple on its investment. Upon Mr. D’Alessandro’s departure as Chairman of the Board of Directors, all 2.75x exit-vesting restricted shares which satisfied the time-vesting criteria, would remain outstanding subject to achievement of the exit-vesting criteria.

Mses. McHale and Thomas

On March 8, 2013, Ms. McHale was appointed to the Board of Directors. We entered into a letter agreement with Ms. McHale pursuant to which she receives an annual retainer of $80,000 (representing $60,000 for her service as a non-employee director and $20,000 for her service as the Chair of the Audit Committee) payable in cash in four installments on the date of each quarterly scheduled Board meeting; provided, however, her retainer installment payable in respect of her first quarter of service was pro-rated to reflect the partial service during such quarter. In addition, she receives an annual equity award comprised of shares of our restricted common stock valued at $120,000, based on the closing price of shares of our common stock on the applicable date of grant; provided, however, with respect to the initial award, the value was based upon the price of shares of our common stock offered to the public in connection with our IPO.

On November 11, 2013, Ms. Thomas was appointed to the Board of Directors. We entered into a letter agreement with Ms. Thomas pursuant to which she receives an annual retainer of $60,000 for her service as a non-employee director payable in cash in four installments on the date of each quarterly scheduled Board meeting; provided, however, her retainer installment payable in respect of her first quarter of service was pro-rated to reflect the partial service during such quarter. In addition, she receives an annual equity award comprised of shares of our restricted common stock valued at $120,000, based on the closing price of shares of our common stock on the applicable date of grant.

Vesting Terms and Forfeiture

Ms. McHale’s annual equity award is subject to vesting in three annual installments on each anniversary of the applicable date of grant (or with respect to the initial award, March 8, 2013), subject to her continued service on the Board of Directors; provided, that if the stockholders fail to re-elect her to the Board of Directors, or she is otherwise removed from the Board of Directors without cause, any unvested portion of an annual equity award will vest in full. Upon any other termination of her service prior to the completion of the applicable vesting period, she will forfeit the unvested portion of any annual equity award.

Ms. Thomas’ annual equity award is subject to vesting in three annual installments on each anniversary of the applicable date of grant (or with respect to the initial award, November 11, 2013), subject to her continued service on the Board of Directors; provided, that if the stockholders fail to re-elect her to the Board of Directors, or she is otherwise removed from the Board of Directors without cause, any unvested portion of an annual equity award will vest in full. Upon any other termination of her service prior to the compensation of the applicable vesting period, she will forfeit the unvested portion of any annual equity award.

Outside Director Compensation Policy

On March 4, 2014, our Board of Directors adopted the Outside Director Compensation Policy to formalize our practices regarding cash and equity compensation to non-employee directors (excluding any Blackstone-affiliated directors) and to supersede and replace the existing letter agreements with our non-employee directors.

Cash Compensation

Under the Outside Director Compensation Policy, each non-employee director will receive annual cash retainers for service in the following positions:

Position	Annual Cash Retainer
Chairperson of the Board of Directors	$200,000
Member of the Board of Directors other than Chairperson of the Board of Directors	$60,000
Audit Committee Chairperson	$20,000
Compensation Committee Chairperson	$10,000
Nominating and Corporate Governance Committee Chairperson	$10,000

Equity Compensation

Non-employee directors are eligible to receive all types of equity awards (except incentive stock options) under our 2013 Omnibus Incentive Plan including discretionary awards not covered under the Outside Director Compensation Policy. The Outside Director Compensation Policy provides that upon election or appointment of a non-employee director to our Board of Directors, such non-employee director will be granted an initial award of restricted stock under the 2013 Omnibus Incentive Plan having a Fair Market Value (as defined in the 2013 Omnibus Incentive Plan) equal to $120,000. The Outside Director Compensation Policy also provides that on the date of each annual meeting of stockholders following our IPO, each non-employee director, will be granted an annual award of restricted stock under the 2013 Omnibus Incentive Plan having a Fair Market Value (as defined in the 2013 Omnibus Incentive Plan) equal to $120,000. Each initial award and annual award will vest in three equal installments, with one-third vesting on each of the first, second and third anniversaries of the date of grant, subject to the non-employee director’s continued service on the Board through each such vesting date.

Notwithstanding the vesting schedule described above, the vesting of all equity awards granted to a non-employee director will vest in full upon a “change in control” (as defined in the 2013 Omnibus Incentive Plan).

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and in our proxy statement relating to our 2014 Annual Meeting of Stockholders.

Submitted by the Compensation Committee of the Board of Directors:

David F. D’Alessandro, Chairman

Peter F. Wallace

Judith A. McHale

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement to be filed not later than later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement to be filed not later than later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement to be filed not later than later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Comprehensive Income	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-36

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-37 to F-42

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index beginning on page 79.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaWorld Entertainment, Inc.
Date: March 21, 2014

/S/ JAMES ATCHISON
Name: James Atchison Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Date	Capacity

/S/ JAMES ATCHISON James Atchison	March 21, 2014	Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ JAMES M. HEANEY James M. Heaney	March 21, 2014	Chief Financial Officer (Principal Financial Officer)

/S/ MARC G. SWANSON Marc G. Swanson	March 21, 2014	Chief Accounting Officer (Principal Accounting Officer)

/S/ DAVID F. D’ALESSANDRO David F. D’Alessandro	March 21, 2014	Director

/S/ BRUCE MCEVOY Bruce McEvoy	March 21, 2014	Director

/S/ PETER WALLACE Peter Wallace	March 21, 2014	Director

/S/ JOSEPH BARATTA Joseph Baratta	March 21, 2014	Director

/S/ JUDITH A. MCHALE Judith A. McHale	March 21, 2014	Director

/S/ DEBORAH M. THOMAS Deborah M. Thomas	March 21, 2014	Director

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013)

3.2	Amended and Restated Bylaws of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013)

4.1	Stockholders Agreement, dated as of April 24, 2013, among SeaWorld Entertainment, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013)

10.1	Indenture, dated as of December 1, 2009, among SW Acquisitions Co., Inc., the guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.2	First Supplemental Indenture, dated as of August 30, 2011, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.3	Second Supplemental Indenture, dated as of March 30, 2012, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.4	Third Supplemental Indenture, dated as of December 17, 2012, among SeaWorld Parks & Entertainment, Inc., (f/k/a SW Acquisitions Co., Inc.), the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.5	Fourth Supplemental Indenture, dated as of April 12, 2013, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisition Co., Inc.), the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.6	Fifth Supplemental Indenture, dated as of November 22, 2013, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisition Co., Inc.), the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2013)

10.7	Amendment No. 4, dated as of April 5, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender, Bank of America, N.A., as lead arranger and bookrunner, and the other agents and lenders from time to time party thereto (the amended and restated Credit Agreement is included as Exhibit A hereto) (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.8	Amendment No. 5, dated as of May 14, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, Letter of Credit issuer and swing

Exhibit No.	Description

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

10.9	Amendment No. 6, dated as of August 9, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, Letter of Credit issuer and swing line lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Mizuho Corporate Banks, Ltd. as joint bookrunners, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, and the other agents and lenders from time to time party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2013)

10.10	Joinder Agreement, dated as of December 17, 2012, under the Credit Agreement, among SeaWorld of Texas Holdings, LLC, SeaWorld of Texas Management, LLC, SeaWorld of Texas Beverage, LLC and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.11	Security Agreement, dated as of December 1, 2009, among SW Acquisitions Co., Inc., the other grantors named therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.12	Supplement No. 1, dated as of December 17, 2012, to the Security Agreement among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.13	Pledge Agreement, dated as of December 1, 2009, between SeaWorld Entertainment, Inc. (f/k/a/SW Holdco, Inc.) and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.14	Patent Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.15	Trademark Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.16	Trademark Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.17	Copyright Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

Exhibit No.	Description

10.18	Copyright Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.19	Registration Rights Agreement, dated December 1, 2009, by and among SeaWorld Entertainment, Inc. (f/k/a SW Holdco, Inc.), SW Cayman L.P. and the equityholders named therein (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.20	Lease Amendment, dated January 9, 1978, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.21	Lease Amendment, dated March 6, 1979, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.22	Lease Amendment, dated December 12, 1983, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.23	Lease Amendment, dated June 24, 1985, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.24	Lease Amendment, dated September 22, 1986, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.25	Lease Amendment, dated June 29, 1998, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.26	Lease Amendment, dated July 9, 2002, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.27	Trademark License Agreement, dated December 1, 2009, by and between Anheuser- Busch Incorporated and Busch Entertainment LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.28	Amended and Restated Agreement, dated April 1, 1983, by and between SeaWorld Parks & Entertainment LLC (f/k/a SPI, Inc.) and Sesame Workshop (f/k/a Children’s Television Workshop) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.29	Amendment, dated August 24, 2006, to the Amended and Restated Agreement, dated April 1, 1983, by and between SeaWorld Parks & Entertainment LLC (f/k/a SPI, Inc.) and Sesame Workshop (f/k/a Children’s Television Workshop) (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.30	License Agreement, dated August 24, 2006, by and between Sesame Workshop and SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

Exhibit No.	Description

10.31	Change in Control Notification and Consent, dated October 6, 2009, pursuant to the license agreement, dated April 1, 1983, as amended on August 24, 2006, between SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) and Sesame Workshop (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.32	Change in Control Notification and Consent, dated October 6, 2009, pursuant to the license agreement, dated August 24, 2006, between SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) and Sesame Workshop (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.33	Second Amended and Restated Equityholders Agreement, dated as of April 11, 2011 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.34	Amended and Restated 2009 Advisory Agreement, dated as of March 22, 2013 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.35†	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.36†	Form of Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.37†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.38†	SeaWorld Parks & Entertainment, Inc. Key Employee Severance Plan, effective August 1, 2010 (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.39†	Offer Letter to James M. Heaney, dated January 17, 2012 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.40†	Offer Letter to Scott D. Helmstedter, dated February 16, 2011 (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.41†	Offer Letter to David D’Alessandro, dated September 1, 2010 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.42†	Summary Compensation Letter to Donald W. Mills Jr., dated April 22, 2010 (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.43†	Offer Letter to Judith McHale, dated January 17, 2013 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.44†	Offer Letter to Deborah Thomas, dated September 26, 2013 (incorporated by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 (No. 333-192420))

10.45	Form of Share Repurchase Agreement between SeaWorld Entertainment, Inc. and the Partnerships (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 (No. 333-192420))

10.46*	Outside Director Compensation Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

Exhibit No.	Description

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SEAWORLD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SeaWorld Entertainment, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SeaWorld Entertainment, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 20, 2014

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$116,841	$45,675
Accounts receivable, net	41,509	41,149
Inventories	36,209	36,587
Prepaid expenses and other current assets	19,613	17,817
Deferred tax assets, net	28,887	17,405

Total current assets	243,059	158,633
Property and equipment, net	1,771,500	1,774,643
Goodwill	335,610	335,610
Trade names, net	163,508	164,608
Other intangible assets, net	27,843	31,120
Deferred tax assets, net	—	6,356
Other assets	40,753	50,082

Total assets	$2,582,273	$2,521,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$98,500	$89,743
Current maturities on long-term debt	14,050	21,330
Accrued salaries, wages and benefits	23,996	33,088
Deferred revenue	82,945	82,567
Dividends payable	17,939	203
Other accrued expenses	15,264	19,350

Total current liabilities	252,694	246,281
Long-term debt	1,627,183	1,802,644
Deferred tax liabilities, net	29,776	—
Other liabilities	18,488	22,279

Total liabilities	1,928,141	2,071,204

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 89,900,453 shares issued at December 31, 2013 and 82,737,008 shares issued and outstanding at December 31, 2012	899	827
Additional paid-in capital	689,394	456,923
Accumulated other comprehensive income (loss)	11	(1,254)
Retained earnings (accumulated deficit)	7,991	(6,648)
Treasury stock, at cost (1,500,000 shares at December 31, 2013 and no shares at December 31, 2012)	(44,163)	—

Total stockholders’ equity	654,132	449,848

Total liabilities and stockholders’ equity	$2,582,273	$2,521,052

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net revenues:
Admissions	$921,016	$884,407	$824,937
Food, merchandise and other	539,234	539,345	505,837

Total revenues	1,460,250	1,423,752	1,330,774

Costs and expenses:
Cost of food, merchandise and other revenues	114,192	118,559	112,498
Operating expenses (exclusive of depreciation and amortization shown separately below)	739,989	726,509	687,999
Selling, general and administrative	187,298	184,920	172,368
Termination of advisory agreement	50,072	—	—
Secondary offering costs	1,407	—	—
Depreciation and amortization	166,086	166,975	213,592

Total costs and expenses	1,259,044	1,196,963	1,186,457

Operating income	201,206	226,789	144,317
Other income, net	241	1,563	(1,679)
Interest expense	93,536	111,426	110,097
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	32,429	—	—

Income before income taxes	75,482	116,926	32,541
Provision for income taxes	25,004	39,482	13,428

Net income	$50,478	$77,444	$19,113

Other comprehensive income:
Unrealized gain (loss) on derivatives, net of tax	1,265	(1,254)	—

Comprehensive income	$51,743	$76,190	$19,113

Earnings per share:
Net income per share, basic	$0.58	$0.94	$0.23

Net income per share, diluted	$0.57	$0.93	$0.23

Weighted average commons shares outstanding:
Basic	87,537	82,480	81,392

Diluted	88,152	83,552	82,024

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at December 31, 2010	80,800,000	$808	$1,052,192	$(103,205)	$—	$—	$949,795
Issuance of common stock	1,041,920	10	12,826	—	—	—	12,836
Equity-based compensation	576,888	6	817	—	—	—	823
Cash dividends declared to stockholders ($1.34 per share)	—	—	(110,100)	—	—	—	(110,100)
Net income	—	—	—	19,113	—	—	19,113

Balance at December 31, 2011	82,418,808	824	955,735	(84,092)	—	—	872,467
Equity-based compensation	318,200	3	1,188	—	—	—	1,191
Unrealized loss on derivatives, net of tax benefit of $627	—	—	—	—	(1,254)	—	(1,254)
Cash dividends declared to stockholders ($6.07 per share)	—	—	(500,000)	—	—	—	(500,000)
Net income	—	—	—	77,444	—	—	77,444

Balance at December 31, 2012	82,737,008	827	456,923	(6,648)	(1,254)	—	449,848
Equity-based compensation	74,561	1	6,025	—	—	—	6,026
Unrealized gain on derivatives, net of tax expense of $632	—	—	—	—	1,265	—	1,265
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	10,000,000	100	245,341	—	—	—	245,441
Conversion of common stock into unvested restricted shares	(3,216,719)	(32)	32	—	—	—	—
Vesting of restricted shares	334,066	3	(3)	—	—	—	—
Shares withheld for tax witholdings	(28,463)	0	(852)	—	—	—	(852)
Cash dividends declared to stockholders ($0.60 per share)	—	—	(18,072)	(35,839)	—	—	(53,911)
Repurchase of 1,500,000 shares of treasury stock, at cost	—	—	—	—	—	(44,163)	(44,163)
Net income	—	—	—	50,478	—	—	50,478

Balance at December 31, 2013	89,900,453	$899	$689,394	$7,991	$11	$(44,163)	$654,132

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$50,478	$77,444	$19,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,086	166,975	213,592
Amortization of debt issuance costs and discounts	13,783	14,757	18,446
Loss on sale or disposal of assets	10,100	11,223	11,346
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	32,429	—	—
Deferred income tax provision	24,018	38,979	12,197
Equity-based compensation	6,025	1,191	823
Changes in assets and liabilities:
Accounts receivable	(3,215)	4,651	11,574
Inventories	(166)	(4,156)	(4,089)
Prepaid expenses and other current assets	(5,343)	(1,327)	(3,711)
Accounts payable	4,293	(6,247)	(6,223)
Accrued salaries, wages and benefits	(9,092)	899	6,514
Deferred revenue	94	(1,444)	(13,983)
Other accrued expenses	(824)	(760)	1,186
Other assets and liabilities	1,128	1,328	1,464

Net cash provided by operating activities	289,794	303,513	268,249

Cash Flows From Investing Activities:
Capital expenditures	(166,258)	(191,745)	(225,316)
Acquisition of Knott’s Soak City Water Park	—	(12,000)	—
Change in restricted cash	(118)	(573)	—

Net cash used in investing activities	(166,376)	(204,318)	(225,316)

Cash Flows From Financing Activities:
Repayment of long-term debt	(189,255)	(57,680)	(586,248)
Repayment of note payable	(3,000)	—	—
Redemption premium payment	(15,400)	—	—
Proceeds from the issuance of debt	1,455	487,163	550,291
Proceeds from issuance of common stock	—	—	12,836
Proceeds from issuance of common stock in initial public offering, net of underwriter commissions	253,800	—	—
Purchase of treasury stock	(44,163)	—	—
Repayment of revolving credit facility, net	—	(36,000)	36,000
Dividends paid to stockholders	(36,175)	(502,977)	(106,920)
Payment of tax withholdings on equity-based compensation through shares withheld	(852)	—	—
Debt issuance costs	(13,968)	(7,024)	(5,926)
Offering costs	(4,694)	(3,665)	—

Net cash used in financing activities	(52,252)	(120,183)	(99,967)

Change in Cash and Cash Equivalents	71,166	(20,988)	(57,034)
Cash and Cash Equivalents—Beginning of period	45,675	66,663	123,697

Cash and Cash Equivalents—End of period	$116,841	$45,675	$66,663

Supplemental Disclosures of Noncash Investing and Financing Activities
Dividends declared, but unpaid	$17,939	$203	$3,180

Capital expenditures in accounts payable	$27,160	$22,696	$28,441

Issuance of notes payable related to business acquisition	$—	$3,000	$—

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF THE BUSINESS

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates eleven theme parks within the United States. Prior to December 1, 2009, the Company did not have any operations. On December 1, 2009, the Company acquired all of the outstanding equity interests of Busch Entertainment LLC and affiliates from Anheuser-Busch Companies, Inc. and Anheuser-Busch InBev SA/NV (“ABI”). At that time, the Company was owned by ten limited partnerships (the “Partnerships” or the “selling stockholders”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.

On April 24, 2013, the Company completed an initial public offering in which it sold 10,000,000 shares of common stock and the selling stockholders sold 19,900,000 shares of common stock, including 3,900,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The offering generated net proceeds of approximately $245,400 to the Company after deducting underwriting discounts and commissions, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling stockholders.

On December 17, 2013, the selling stockholders completed a registered secondary offering of 18,000,000 shares of common stock at a price of $30.00 per share. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. Concurrently with the closing of the secondary offering, the Company repurchased 1,500,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the secondary offering. See further discussion in Note 19-Stockholders’ Equity.

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

During the years ended December 31, 2013, 2012 and 2011 approximately 55%, 55% and 56% of the Company’s revenues were generated in the State of Florida, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets, deferred revenue, equity compensation and the valuation of goodwill and other indefinite-lived intangible assets. Actual results could differ from those estimates.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2013 presentation, in particular dividends payable, on the accompanying consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $9,776 and $15,076 at December 31, 2013 and 2012, respectively. The cash balances in non- interest bearing accounts held at financial institutions are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2013. Interest bearing accounts are insured up to $250. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

Accounts Receivable—Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from customers for the sale of admission products. The Company is not exposed to a significant concentration of credit risk. The Company does record an allowance for estimated uncollectible receivables, based on the amount and status of past-due accounts, contractual terms of the receivables and the Company’s history of uncollectible accounts. For all periods presented, the allowance for uncollectible accounts and the related provision were insignificant.

Inventories

Inventories are stated at the lower of cost or market value with the cost being determined by the weighted average cost method. Inventories consist primarily of products for resale, including merchandise, culinary items and miscellaneous supplies. Obsolete or excess inventories are recorded at their estimated realizable value.

Restricted Cash

Restricted cash is recorded in other current assets and consists of funds received from strategic partners for use in approved marketing and promotional activities.

Property and Equipment—Net

Property and equipment are recorded at cost. The cost of ordinary or routine maintenance, repairs, spare parts and minor renewals is expensed as incurred. Internal development costs associated with new attractions, rides and product development are capitalized after necessary feasibility studies have been completed and final concept or contracts have been approved. The cost of assets is depreciated using the straight-line method based on the following estimated useful lives:

Land improvements	10-40 years
Buildings	5-40 years
Rides, attractions and equipment	3-20 years
Animals	1-50 years

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Material costs to purchase animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years). All costs to maintain animals and animal collections are expensed as incurred, including in-house animal breeding costs, as they are insignificant to the consolidated financial statements. Construction in process assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all construction projects. Total interest capitalized for the years ended December 31, 2013 and 2012, was $4,347 and $5,791, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and amortizes those costs to expense on a straight-line basis over five years. The capitalized costs related to the computer system development costs were $3,708 and $2,694 for the years ended December 31, 2013 and 2012, respectively, and are recorded in other assets in the accompanying consolidated balance sheets. Systems reengineering costs do not meet the proper criteria for capitalization and are expensed as incurred.

Impairment of Long-Lived Assets

All long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (generally a theme park). No impairment losses were recognized during the years ended December 31, 2013, 2012 and 2011.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but instead reviewed for impairment at least annually on December 1, with ongoing recoverability based on applicable reporting unit performance and consideration of significant events or changes in the overall business environment. In assessing goodwill for impairment, the Company will initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considers several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing for recoverability of a significant asset group within a reporting unit. If this qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The first step is a comparison of the fair value of the reporting unit, determined using future cash flow analysis, to its recorded amount. If the recorded amount exceeds the fair value, the second step quantifies any impairment write-down by comparing the current implied value of goodwill to the recorded goodwill balance. The Company’s indefinite-lived intangible assets consist of certain trade names which, after considering legal, regulatory, contractual, and

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

other competitive and economic factors, are determined to have indefinite lives and are valued using the relief from royalty method. The Company performed a qualitative assessment of goodwill and indefinite lived intangible assets at December 1, 2013 and 2011 and a quantitative assessment at December 1, 2012, and found no impairments.

Other Intangible Assets

The Company’s other intangible assets consist primarily of certain trade names, relationships with ticket resellers, a favorable lease asset and a non-compete agreement. These intangible assets are amortized on the straight-line basis over their estimated remaining lives.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities. The Company maintains self-insurance reserves for healthcare, auto, general liability and workers compensation claims. Total claims reserves were $24,643 at December 31, 2013, of which $2,905 is recorded in accrued salaries, wages and benefits, $7,800 is recorded in other accrued expenses and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. Total claims reserves were $23,509 at December 31, 2012, of which $3,090 is recorded in accrued salaries, wages and benefits, $7,800 is recorded in other accrued expenses and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Financing Costs

Direct costs incurred in issuance of long-term debt are being amortized to interest expense using the effective interest method over the term of the related debt.

Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes. The Company accounts for treasury stock under the cost method. Treasury stock at December 31, 2013 is recorded as a reduction to stockholders’ equity as the Company does not currently intend to retire the treasury stock held. See further discussion in Note 19-Stockholders’ Equity.

Revenue Recognition

The Company recognizes revenue upon admission into a park or when products are delivered to customers. For season passes and other multi-use admissions, deferred revenue is recorded and the related revenue is recognized over the terms of the admission product and its related use. Deferred revenue includes a current and long-term portion. At December 31, 2013 and 2012, long-term deferred revenue of $3,176 and $6,315, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company has entered into

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

agreements with certain external theme park, zoo and other attraction operators to jointly market and sell admission products. These joint products allow admission to both a Company park and an external park, zoo or other attraction. The agreements with the external parks, specify the allocation of revenue to the Company from any jointly sold products. The Company’s portion of revenue is deferred and recognized over its related use. The Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the admission products is recognized into revenue and related expense at the time of the exchange and approximates the fair value of the goods or services received. For the years ended December 31, 2013, 2012 and 2011, $19,959, $19,628 and $19,734, respectively, were included within admissions revenue and selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income related to bartered ticket transactions.

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Advertising and media costs are expensed as incurred and for the years ended December 31, 2013, 2012 and 2011, totaled approximately $112,000, $116,700 and $113,300, respectively, and are included in selling, general nd administrative expenses in the accompanying consolidated statements of comprehensive income.

Equity-Based Compensation

The Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value. The cost is recognized over the requisite service period, which is generally the vesting period. See further discussion in Note 18—Equity-Based Compensation.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company evaluates its tax positions by determining if it is more likely than not a tax position is sustainable upon examination, based upon the technical merits of the position, before any of the benefit is recorded for financial statement purposes. The benefit is measured as the largest dollar amount of position that is more likely than not to be sustained upon settlement. Previously recorded benefits that no longer meet the more-likely than not threshold are charged to earnings in the period that the determination is made. Interest and penalties accrued related to uncertain positions are charged to the provision/benefit for income taxes.

Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

An entity is permitted to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to use the fair value option for any of its

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

financial assets and financial liabilities that are not already recorded at fair value. Carrying values of financial instruments classified as current assets and current liabilities approximate fair value, due to their short-term nature.

A description of the Company’s policies regarding fair value measurement is summarized below.

Fair Value Hierarchy—Fair value is determined for assets and liabilities, which are grouped according to a hierarchy, based upon significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Determination of Fair Value—The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest and currency rates, and the like. Assets or liabilities valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

Segment Reporting

The Company maintains discrete financial information for each of its eleven theme parks, which is used by the Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer, as a basis for allocating resources. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics. In addition, all of the theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target the same consumer group. Accordingly, based on these economic and operational similarities and the way the CODM monitors the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

Derivative Instruments and Hedging Activities

During fiscal year 2012, the Company entered into certain derivative transactions, as detailed in Note 12-Derivative Instruments and Hedging Activities, and elected the related derivative instruments and hedging activities accounting policy described herein. Accounting Standards Codification Topic (“ASC”) 815,

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, Comprehensive Income. The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

4. ACQUISITIONS

In November 2012, the Company acquired Knott’s Soak City, a stand-alone Southern California water park, from an affiliate of Cedar Fair L.P, for a total price of $15,000. The Company paid $12,000 at closing and had a note payable for the remaining $3,000 which was due and paid in the third quarter of 2013. For the year ended December 31, 2012, there were no material revenues or expenses associated with the park included in the accompanying consolidated financial statements because the park was closed for the season. The Company rebranded the water park as Aquatica San Diego and re-opened in June 2013.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company allocated the cost of the acquisition to the assets acquired based upon their respective fair values. These fair values are based on management’s estimates and assumptions, including variations of the income approach, the market approach and the cost approach, resulting in a purchase price allocation as follows:

Land	$12,100
Other property and equipment	2,400
Non-compete agreement	500

Total assets acquired	$15,000

5. EARNINGS PER SHARE

Earnings per share is computed as follows (in thousands, except per share data):

	Year Ended December 31,
	2013			2012			2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$50,478	87,537	$0.58	$77,444	82,480	$0.94	$19,113	81,392	$0.23
Effect of dilutive incentive-based awards		615			1,072			632

Diluted earnings per share	$50,478	88,152	$0.57	$77,444	83,552	$0.93	$19,113	82,024	$0.23

In accordance with the Earnings Per Share Topic of the FASB ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period (excluding nonvested restricted stock). Diluted earnings per share is determined based on the dilutive effect of unvested restricted stock probable of vesting using the treasury stock method. During the years ended December 31, 2013, 2012 and 2011, there were no anti-dilutive shares of common stock excluded from the computation of diluted earnings per share. The weighted average number of repurchased shares during the period that are held as treasury stock are excluded from common stock outstanding.

6. INVENTORIES

Inventories as of December 31, 2013 and 2012, consisted of the following:

	2013	2012
Merchandise	$30,586	$31,435
Food and beverage	5,623	5,152

Total inventories	$36,209	$36,587

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2013 and 2012, consisted of the following:

	2013	2012
Prepaid insurance	$8,418	$8,157
Prepaid marketing and advertising costs	6,817	2,500
Deferred offering costs	—	3,665
Other	4,378	3,495

Total prepaid expenses and other current assets	$19,613	$17,817

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2013 and 2012, consisted of the following:

	2013	2012
Land	$286,200	$286,200
Land improvements	259,722	238,860
Buildings	537,532	468,647
Rides, attractions and equipment	1,173,746	1,100,423
Animals	157,160	161,194
Construction in process	71,445	88,237
Less accumulated depreciation	(714,305)	(568,918)

Total property and equipment, net	$1,771,500	$1,774,643

Depreciation expense was approximately $159,700, $161,700 and $209,300 for the years ended December 31, 2013, 2012 and 2011, respectively.

9. TRADE NAMES AND OTHER INTANGIBLE ASSETS, NET

Trade names, net are comprised of the following at December 31, 2013:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names—indefinite lives		$157,000	$—	$157,000
Trade names—definite lives	10 years	11,000	4,492	6,508

Total Trade names, net		$168,000	$4,492	$163,508

Trade names-net are comprised of the following at December 31, 2012:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names—indefinite lives		$157,000	$—	$157,000
Trade names—definite lives	10 years	11,000	3,392	7,608

Total Trade names, net		$168,000	$3,392	$164,608

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other intangible assets-net at December 31, 2013, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Favorable lease asset	39 years	$18,200	$1,867	$16,333
Reseller agreements	8.1 years	22,300	11,232	11,068
Non-compete agreement	5 years	500	58	442

Total other intangible assets, net		$41,000	$13,157	$27,843

Other intangible assets-net at December 31, 2012, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Favorable lease asset	39 years	$18,200	$1,397	$16,803
Reseller agreements	8.1 years	22,300	8,483	13,817
Non-compete agreement	5 years	500	—	500

Total other intangible assets, net		$41,000	$9,880	$31,120

Total amortization was approximately $4,400 for the year ended December 31, 2013 and $4,300 for both the years ended December 31, 2012 and 2011. The total weighted average amortization period of all finite-lived intangibles is 19.3 years. Total expected amortization of the finite-lived intangible assets for the succeeding five years and thereafter is as follows:

Years Ending December 31
2014	$4,418
2015	4,418
2016	4,418
2017	4,213
2018	1,870
Thereafter	15,014

$34,351

10. OTHER ACCRUED EXPENSES

Other accrued expenses at December 31, 2013 and 2012, consisted of the following:

	2013	2012
Accrued property taxes	$2,113	$1,974
Accrued interest	2,636	3,877
Note payable	—	3,000
Self-insurance reserve	7,800	7,800
Other	2,715	2,699

Total other accrued expenses	$15,264	$19,350

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In 2013, the Company paid $3,000 related to a note payable due on September 1, 2013 for the Company’s November 2012 acquisition of Knott’s Soak City, a stand-alone Southern California water park, from an affiliate of Cedar Fair L.P.

11. LONG-TERM DEBT

Long-term debt as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Term A Loan	$—	$152,000
Term B Loan	—	1,293,774
Term B-2 Loans	1,397,975	—
Revolving credit agreement	—	—
Senior Notes	260,000	400,000

Total long-term debt	1,657,975	1,845,774
Less discounts	(16,742)	(21,800)
Less current maturities	(14,050)	(21,330)

Total long-term debt, net of current maturities	$1,627,183	$1,802,644

In conjunction with the Company’s initial public offering completed on April 24, 2013, the Company used $37,000 of the net proceeds received from the offering to repay a portion of the outstanding indebtedness under the then existing Term B Loan and $140,000 to redeem a portion of its Senior Notes at a redemption price of 111.0%, plus accrued and unpaid interest thereon, pursuant to a provision in the indenture governing the Senior Notes that permitted the Company to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings and pay estimated premiums and accrued interest thereon. The redemption premium of $15,400 along with a write-off of approximately $5,500 in related discounts and deferred financing costs is included in loss on early extinguishment of debt and write-off of discounts and deferred financing costs on the Company’s consolidated statement of comprehensive income for the year ended December 31, 2013. See further discussion in Note 19-Stockholders’ Equity.

On December 1, 2009, SEA entered into both senior secured credit facilities (“Senior Secured Credit Facilities”) and issued $400,000 of 13.5% unsecured senior notes due December 1, 2016 (the “Senior Notes”).

Senior Secured Credit Facilities

SEA is the borrower under the Company’s Senior Secured Credit Facilities pursuant to a credit agreement dated as of December 1, 2009, by and among SEA, as borrower, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender and the other agents and lenders party thereto, as the same may be amended, restated, supplemented or modified from time to time. Effective on February 17, 2011, April 15, 2011, March 30, 2012, April 24, 2013 and May 14, 2013, SEA entered into Amendments No. 1, 2, 3, 4 and 5, respectively, of the Senior Secured Credit Facilities (collectively, the “Amendments”).

As a result of Amendment No. 1, the original term loan was refinanced into two tranches of term loans, Term A Loans (original balance of $150,000), and Term B Loans (original balance of $900,000). As a result of Amendment No. 2, $17,000 of the Term B Loan was refinanced to the Term A Loan. In addition, the revolving credit commitment availability under the Senior Secured Credit Facilities increased to $172,500.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Amendment No. 3 increased the amount of Term B Loans (“Additional Term B Loans”) by $500,000 for the purposes of financing a dividend payment to the stockholders in the same amount during the three months ended March 31, 2012. The Additional Term B Loans were issued at a discount which was being amortized to interest expense using the weighted average interest method.

Amendment No. 4 amended the terms of the existing Senior Secured Credit Facilities to, among other things, permit SEA to pay certain distributions following an initial public offering and replace the then existing $172,500 senior secured revolving credit facility with a new $192,500 senior secured revolving credit facility. The new senior secured revolving credit facility will mature on the earlier of (a) April 24, 2018 or (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes with an aggregate principal amount greater than $50,000 outstanding and (2) the maturity date of any indebtedness incurred to refinance any of the Term Loans or the Senior Notes. Amendment No. 5 amended the terms of the existing Senior Secured Credit Facilities to, among other things, refinance Term A Loan and Term B Loan into new Term B-2 Loans, extend the final maturity date of the term loan facilities, reduce future principal and interest payments, and provide for additional future borrowings.

The Term B-2 Loans were borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Term B-2 Loans bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate for the interest period relevant to such borrowing. The margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain leverage ratio. At December 31, 2013, the Company selected the LIBOR rate (interest rate of 3.00% at December 31, 2013).

Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on the Amendment No. 5 effective date, with the first payment due and paid on September 30, 2013 and the balance due on the final maturity date. The Term B-2 Loans have a final maturity date of May 14, 2020. Amendment No. 5 also permits SEA to add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $350,000. SEA may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the first lien secured leverage ratio, as defined in the Senior Secured Credit Facility, is no greater than 3.50 to 1.00.

As a result of Amendment No. 5, approximately $11,500 of debt issuance costs were written off and included as loss on early extinguishment of debt and write-off of discounts and deferred financing costs on the Company’s consolidated statement of comprehensive income for the year ended December 31, 2013. As a result of Amendments No. 4 and 5, the Company capitalized fees totaling approximately $14,000.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate is 0.50% per annum. SEA is also required to pay customary letter of credit fees.

SEA had no amounts outstanding at December 31, 2013 and 2012, relating to the Revolving Credit Facility. The revolving credit commitment includes up to $20,000 in short-term loans (five days in duration) and up to $50,000 in letters of credit. Any amounts borrowed under the short-term loans or as letters of credit reduce the total

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

amount available under the revolving credit loan. All amounts outstanding under the revolving credit commitment are due on the Revolving Credit Facility maturity date, except for borrowings under the short term loans, which are payable within five business days of the original borrowing. As of December 31, 2013, the Company had approximately $23,500 of outstanding letters of credit, leaving approximately $169,000 available for borrowing.

On August 9, 2013, SEA entered into Amendment No. 6 of the Senior Secured Credit Facilities. Amendment No. 6 amends the calculation of the Company’s covenant Adjusted EBITDA to allow the add back of the termination fee paid in connection with the termination of the 2009 Advisory Agreement between the Company and affiliates of Blackstone (see Note 16-Related-Party Transactions).

SEA is required to prepay the outstanding Term B-2 loans, subject to certain exceptions, in the event of:

•	50% of SEA’s annual “excess cash flow” (with step-downs to 25% and 0%, as applicable, based upon SEA’s total net leverage ratio), subject to certain exceptions;

•	100% of the net cash proceeds of certain non-ordinary course asset sales or other dispositions subject to reinvestment rights and certain exceptions; and

•	100% of the net cash proceeds of any incurrence of debt by SEA or any of its restricted subsidiaries, other than debt permitted to be incurred or issued under the Senior Secured Credit Facilities.

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. There were no mandatory prepayments during the year ended December 31, 2013 or 2012 since none of the events indicated above occurred during the year.

SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than prepayment premium on voluntary prepayment of Term B-2 Loans on or prior to May 14, 2014 and customary “breakage” costs with respect to LIBOR loans.

The obligations under the Senior Secured Credit Facilities are fully, unconditionally and irrevocably guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and, subject to certain exceptions, each of SEA’s existing and future material domestic wholly-owned subsidiaries. The Senior Secured Credit Facilities are collateralized by first priority or equivalent security interests, subject to certain exceptions, in (i) all the capital stock of, or other equity interests in, substantially all of the Company’s direct or indirect material domestic subsidiaries and 65% of the capital stock of, or other equity interests in, any “first tier” foreign subsidiaries and (ii) certain tangible and intangible assets of SEA and the Company. Certain financial, affirmative and negative covenants, including a maximum total net leverage ratio, minimum interest coverage ratio and maximum capital expenditures are included in the Senior Secured Credit Facilities. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor.

Senior Notes

On March 30, 2012, in conjunction with the execution of Amendment No. 3 to the Senior Secured Credit Facilities, SEA also entered into the Second Supplemental Indenture (the “Second Supplemental Indenture”) which, among other matters, reduced the interest rate on the Senior Notes to 11.0% per annum. Interest is

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

payable semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee the Senior Secured Credit Facilities. The Second Supplemental Indenture also granted waivers to allow SEA to issue the additional $500,000 of Term B Loans to fund the dividend payment discussed above.

SEA can redeem some or all of the Senior Notes at any time prior to December 1, 2014, at a price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to, the redemption date, subject to the right of the holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of the Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the Senior Notes at December 1, 2014 plus (ii) all required interest payments due on the Senior Notes through December 1, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of the Senior Notes. On or after December 1, 2014, the Senior Notes may be redeemed at 105.5% and 102.75% of the principal balance beginning on December 1, 2014 and 2015, respectively. The Second Supplemental Indenture also increased the covenant leverage ratio, as defined, from 2.75 to 1.00 to 3.00 to 1.00.

In conjunction with the execution of Amendment No. 4 to the Senior Secured Credit Facilities, SEA also entered into the Fourth Supplemental Indenture, dated April 5, 2013 (the “Fourth Supplemental Indenture”). The Fourth Supplemental Indenture, among other matters, amended the transactions with affiliates covenant to allow for the payment of a termination fee, not to exceed $50,000, in connection with the termination of the 2009 Advisory Agreement between the Company and affiliates of Blackstone (see Note 16-Related-Party Transactions).

On November 22, 2013, SEA entered into the Fifth Supplemental Indenture in order to conform certain provisions of the “limitation on restricted payments” covenant of the Indenture to the corresponding provisions of the Senior Secured Credit Facilities.

In connection with the issuance of the Senior Notes, the holders of the Senior Notes received warrants to purchase 101,000 (not in thousands) Partnerships units for $100 (not in thousands) per unit. The Partnerships, in turn, received warrants to acquire 808,000 (not in thousands) shares of the Company’s common stock. The total value of the warrants at December 1, 2009 was $5,000 and was recorded by the Company as additional paid-in capital and a discount on the Senior Notes. The additional discount is being amortized to interest expense over the term of the Senior Notes. The unamortized discount at December 31, 2013 and 2012, of $2,083 and $2,798, respectively, is presented as a reduction of the carrying value of the Senior Notes in the accompanying consolidated financial statements. During 2011, all the warrants were exercised for cash in accordance with the underlying warrant agreement, the holders of the Senior Notes received 101,000 (not in thousands) limited partnership units of the Partnerships and the Company issued a total of 808,000 (not in thousands) shares of common stock to the Partnerships.

As of December 31, 2013, the Company was in compliance with all covenants in the provisions contained in the documents governing the Senior Secured Credit Facilities and in the indenture governing the Senior Notes.

Deferred financing costs, net of accumulated amortization and amounts written-off for early extinguishment of debt, were $32,317 and $44,103 as of December 31, 2013 and 2012, respectively, are being amortized to interest expense using the effective interest method over the term of the Senior Secured Credit Facilities or the Senior Notes and are included in other assets in the accompanying consolidated balance sheets. Financing costs paid to

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the creditors amounting to $13,968 and $15,046 in 2013 and 2012, respectively, directly related to the Amendments noted above were recorded as deferred financing costs.

Interest Rate Swap Agreements

On August 23, 2012, SEA executed two interest rate swap agreements (the “Interest Rate Swap Agreements”) to effectively fix the interest rate on $550,000 of the Term B Loans. Each interest rate swap had a notional amount of $275,000; was scheduled to mature on September 30, 2016; required the Company to pay a fixed rate of interest of 1.247% per annum; paid swap counterparties a variable rate of interest based upon three month BBA LIBOR; and had interest settlement dates occurring on the last day of December, March, June and September through maturity. SEA had designated such interest rate swap agreements as qualifying cash flow hedge accounting relationships. As a result of Amendment No. 5, in May 2013, the Interest Rate Swap Agreements were restructured into two interest rate swaps totaling $550,000 to match the refinanced debt. Each restructured interest rate swap has a notional amount of $275,000; matures on September 30, 2016; requires the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; pays swap counterparties a variable rate of interest based upon the greater of 0.75% or three month BBA LIBOR; and has interest settlement dates occurring on the last day of December, March, June and September through maturity. SEA designated such interest rate swap agreements as qualifying cash flow hedge accounting relationships as further discussed in Note 12-Derivative Instruments and Hedging Activities which follows.

In March 2014, the Company executed a new interest rate swap agreement to effectively fix the interest rate on $450,000 of the Term B-2 Loans. The interest rates swap has an effective date of March 31, 2014, has a notional amount of $450,000 and is scheduled to mature on September 30, 2016.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Senior Notes discussed above as well as the Interest Rate Swap Agreements was $85,514, $102,551 and $97,575 during the years ended December 31, 2013, 2012 and 2011, respectively.

Long-term debt at December 31, 2013, is repayable as follows, not including any possible prepayments described above:

Years Ending December 31,
2014	$14,050
2015	14,050
2016	14,050
2017	274,050
2018	14,050
Thereafter	1,327,725

Total	$1,657,975

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

As of December 31, 2013 and 2012, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2013, the Company had two outstanding interest rate swaps with a combined notional value of $550,000 that were designated as cash flow hedges of interest rate risk. In connection with Amendment No. 5 to the Senior Secured Credit Facility on May 14, 2013, the Company restructured the interest rate swaps to match the refinanced debt. The restructuring of the interest rate swaps required a re-designation of the hedge accounting relationship. The re-designation is expected to result in the recognition of a minimal amount of ineffectiveness throughout the remaining term of the interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2013, there was no ineffective portion recognized in earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2013, the Company estimates that an additional $1,567 will be reclassified as an increase to interest expense during the next 12 months.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2013 and 2012:

	Asset Derivatives As of December 31, 2013		Liability Derivatives As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$71	Other liabilities	$1,880

Total derivatives designated as hedging instruments		$71		$1,880

The unrealized gain on derivatives is recorded net of a tax expense of $632 for the year ended December 31, 2013, and is included within the accompanying consolidated statements of comprehensive income. The unrealized loss on derivatives is recorded net of a tax benefit of $627 for the year ended December 31, 2012, and is included within the accompanying consolidated statements of comprehensive income.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the consolidated statements of comprehensive income for the years ended December 31, 2013 and 2012:

	2013	2012
Derivatives in Cash Flow Hedging Relationships:
Gain (loss) related to effective portion of derivatives recognized in accumulated other comprehensive income	$386	$(1,522)
Gain (loss) related to effective portion of derivatives reclassified from accumulated other comprehensive income to interest expense	$1,511	$(358)
Gain (loss) related to ineffective portion of derivatives recognized in other income (expense)	$—	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2013, the Company has posted no collateral related to these agreements.

Changes in Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss) for the year ended December 31, 2013, net of tax:

Gains (Losses) on Cash Flow Hedges
Accumulated other comprehensive income (loss):
Balance at December 31, 2012	$(1,254)
Other comprehensive income before reclassifications	257
Amounts reclassified from accumulated other comprehensive income to interest expense	1,008

Unrealized gain on derivatives, net of tax	1,265

Balance at December 31, 2013	$11

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. INCOME TAXES

For the years ended December 31, 2013, 2012 and 2011, the provision for income taxes is comprised of the following:

	2013	2012	2011
Current income tax (benefit) provision
Federal	$(113)	$(70)	$(70)
State	1,086	542	1,277
Foreign	13	31	24

Total current income tax provision	986	503	1,231

Deferred income tax provision (benefit):
Federal	27,852	37,873	11,429
State	(3,834)	1,106	768

Total deferred income tax provision	24,018	38,979	12,197

Total income tax provision	$25,004	$39,482	$13,428

The deferred income tax provision represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes totaled $923, $767 and $513, for the years ended December 31, 2013, 2012 and 2011, respectively.

The components of deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred income tax assets:
Acquisition and debt related costs	$4,534	$22,651
Net operating loss	270,467	222,702
Self-insurance	8,686	7,912
Deferred revenue	2,134	1,077
Other	8,156	5,736

Total deferred income tax assets	293,977	260,078

Deferred income tax liabilities:
Property and equipment	(245,418)	(199,836)
Goodwill	(28,242)	(21,028)
Amortization	(12,613)	(11,307)
Other	(8,593)	(4,146)

Total deferred income tax liabilities	(294,866)	(236,317)

Net deferred income tax (liabilities) assets	$(889)	$23,761

The Company files federal, state and provincial income tax returns in various jurisdictions with varying statute of limitation expiration dates. Under the tax statute of limitations applicable to the Internal Revenue Code, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2010. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2010 and earlier tax years, these attributes can still be audited when utilized on returns

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

filed in the future. The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an uncertain tax position. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of tax expense to the applicable period.

As of December 31, 2013, the Company has federal tax net operating loss carryforwards of approximately $660,000 and state net operating loss carryforwards with a combined total of approximately $850,000 spread across various jurisdictions. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both state and federal tax purposes. Realization of the deferred income tax assets, primarily arising from these net operating loss carryforwards and other charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.

Due to the secondary offering in December 2013, there was an ownership shift of more than 50 percent, as defined by the Internal Revenue Code (“IRC”) Section 382. The Company determined that, while an ownership shift occurred and limits were determined under IRC Section 382 and the regulations and guidance thereunder, the applicable limit would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax assets will be realized.

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 differs from the amount computed by applying the U.S. federal statutory income tax rate to the Company’s income before income taxes primarily due to state income taxes, prior year true-ups, and federal tax credits. In addition to these items, for the year ended December 31, 2013, non-deductible offering costs, certain officer compensation and certain equity compensation awards also impacted the provision for income taxes. The reconciliation between the U.S. federal statutory income tax rate and the Company’s effective income tax provision (benefit) rate for the years ended December 31, 2013, 2012 and 2011, is as follows:

	2013	2012	2011
Income tax rate at federal statutory rates	35.00%	35.00%	35.00%
State taxes, net of federal benefit	(0.93)	1.36	5.57
Other	(0.94)	(2.59)	0.69

Income tax rate	33.13%	33.77%	41.26%

14. COMMITMENTS AND CONTINGENCIES

At December 31, 2013, the Company has commitments under long-term operating leases requiring annual minimum lease payments as follows:

Years Ending December 31,
2014	$14,403
2015	14,415
2016	13,523
2017	13,520
2018	13,356
Thereafter	311,238

Total	$380,455

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Rental expense was $24,338, $23,886 and $22,119 for the years ended December 31, 2013, 2012 and 2011, respectively.

The SeaWorld theme park in San Diego, California, leases the land for the theme park from the City of San Diego. The lease term is for 50 years ending on July 1, 2048. Lease payments are based upon gross revenue from the San Diego theme park subject to certain minimums. On January 1, 2014, the minimum annual rent payment was recalculated in accordance with the lease agreement as approximately $10,400 and is included in the table above for all periods presented. This annual rent will remain in effect until January 1, 2017, at which time the next recalculation will be completed in accordance with the lease agreement.

Pursuant to license agreements with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.

ABI has granted the Company a perpetual, exclusive, worldwide, royalty-free license to use the Busch Gardens trademark and certain related domain names in connection with the operation, marketing, promotion and advertising of certain of the Company’s theme parks, as well as in connection with the production, use, distribution and sale of merchandise sold in connection with such theme parks. Under the license, the Company is required to indemnify ABI against losses related to the use of the marks.

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. At December 31, 2013, additional capital payments of approximately $59,000 are necessary to complete these projects. The majority of these projects are expected to be completed in 2014.

In addition, the Company is a party to various claims and legal proceedings arising in the normal course of business. From time to time, third-party groups may also make claims before government agencies, bring lawsuits against the Company, and/or attempt to generate negative publicity associated with the Company’s business. Matters where an unfavorable outcome to the Company is probable and which can be reasonably estimated are accrued. Such accruals, which are not material for any period presented, are based on information known about the matters, the Company’s estimate of the outcomes of such matters, and the Company’s experience in contesting, litigating and settling similar matters. Matters that are considered reasonably possible to result in a material loss are not accrued for, but an estimate of the possible loss or range of loss is disclosed, if such amount or range can be determined. Management does not expect any known claims or legal proceedings to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15. FAIR VALUE MEASUREMENTS

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurements and Disclosures, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of December 31, 2013 approximates their carrying value due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes are classified in Level 3 of the fair value hierarchy and have been valued using significant inputs that are not observable in the market including a discount rate of 10.06% and projected cash flows of the underlying Senior Notes.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2013. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets:
Derivative financial instruments (a)	$—	$71	$—	$71
Liabilities:
Long-term obligations (b)	$—	$1,397,975	$264,781	$1,662,756

(a)	Reflected at fair value in the consolidated balance sheet as other assets of $71.
(b)	Reflected at carrying value in the consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,627,183 as of December 31, 2013.

The Company did not have any assets measured at fair value at December 31, 2012. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2012. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Liabilities:
Long-term obligations (a)	$—	$1,445,774	$416,317	$1,862,091
Derivative financial instruments (b)	$—	$1,880	$—	$1,880

(a)	Reflected at carrying value in the consolidated balance sheet as current maturities on long-term debt of $21,330 and long-term debt of $1,802,644 as of December 31, 2012.
(b)	Reflected at fair value in the consolidated balance sheet as other liabilities of $1,880 at December 31, 2012.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. RELATED-PARTY TRANSACTIONS

Certain affiliates of Blackstone provided monitoring, advisory and consulting services to the Company under an advisory fee agreement (the “2009 Advisory Agreement”), which was terminated on April 24, 2013 in connection with the completion of the initial public offering (see Note 19-Stockholders’ Equity). Fees related to these services, which were based upon a multiple of Adjusted EBITDA as defined in the 2009 Advisory Agreement, amounted to $2,799, $6,201 and $6,012 for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.

In connection with the completion of the initial public offering in April 2013 (see Note 19-Stockholders’ Equity), the 2009 Advisory Agreement between the Company and affiliates of Blackstone was terminated (except for certain provisions relating to indemnification and certain other provisions, which survived termination). In connection with such termination, the Company paid a termination fee of $46,300 to Blackstone using a portion of the net proceeds from the offering and wrote-off $3,772 of the 2013 prepaid advisory fee. The combined expense of $50,072 is recorded as termination of advisory agreement in the accompanying consolidated statements of comprehensive income.

In December 2013, the Company repurchased shares of its common stock from the selling stockholders concurrently with the closing of the secondary offering. See further discussion in Note 19-Stockholders’ Equity.

In June, September and December 2013, the Company’s Board of Directors declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on June 20, September 20 and December 20, 2013, respectively (see Note 19-Stockholders’ Equity). In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $11,749, $11,749 and $7,849, on July 1, 2013, October 1, 2013, and January 3, 2014, respectively.

In March 2012 and September 2011, respectively, the Company declared and subsequently paid a $500,000 and $110,100 cash dividend to its common stockholders, which at that time consisted of entities controlled by certain affiliates of Blackstone.

The Company had an arrangement with another former Blackstone portfolio theme park company to sell admission tickets on a combined basis. The Company earned revenue of approximately $7,400 (through June 2011) during the year ended December 31, 2011, under the combined ticket arrangement. Blackstone sold its interest in such theme park company in June 2011.

17. RETIREMENT PLAN

The Company sponsors a defined contribution plan, under Section 401(k) of the Internal Revenue Code, that it established in March 2010. The plan is a qualified automatic contributions arrangement, which automatically enrolls employees, once eligible, unless they opt out. The Company makes matching cash contributions subject to certain restrictions, structured as a 100% match on the first 1% contributed by the employee and a 50% match on the next 5% contributed by the employee. Employer- matching contributions for the years ended December 31, 2013, 2012 and 2011, totaled $8,956, $8,767 and $7,345, respectively.

18. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value. The cost is recognized over the requisite service period, which is generally the vesting period.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Prior to the consummation of the Company’s initial public offering, on April 18, 2013, the Employee Units and Class D Units held by certain of the Company’s directors, officers, employees and consultants were surrendered to the Partnerships and such individuals received an aggregate of 4,165,861 shares of the Company’s issued and outstanding common stock from the Partnerships. The number of shares of the Company’s common stock received by such individuals from the Partnerships was determined in a manner intended to replicate the economic value to each equity holder immediately prior to the transaction. The Class D Units and vested Employee Units were surrendered for an aggregate of 949,142 shares of common stock. The unvested Employee Units were surrendered for an aggregate of 3,216,719 unvested restricted shares of the Company’s common stock, which are subject to vesting terms substantially similar to those applicable to the unvested Employee Units immediately prior to the transaction. These unvested restricted shares consist of Time Restricted shares, and 2.25x and 2.75x Performance Restricted shares, which, for accounting purposes, were removed from issued shares until their restrictions are met, as shown on the accompanying consolidated statement of changes in stockholders’ equity. The following table sets forth the number of Class D Units and Employee Units surrendered for shares of common stock prior to the consummation of the Company’s initial public offering:

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

partner or the beneficial owner of more than 50% interest), the TVUs immediately 100% vested. The TVUs were originally recorded at the fair market value at the date of grant and were being amortized to compensation expense over the vesting period.

The shares of stock received upon surrender of the Employee Units contain substantially identical terms, conditions and vesting schedules as the previously outstanding Employee Units. In accordance with the guidance in ASC 718-20, Compensation-Stock Compensation, the surrender of the Employee Units for shares of common stock and Time Restricted shares qualifies as a modification of an equity compensation plan. As such, the Company calculated the incremental fair value of the TVU awards immediately prior to and after their modification and determined that $282 of incremental equity compensation cost would be recorded upon surrender of the vested TVUs for vested shares of stock in the year ended December 31, 2013. The remaining incremental compensation cost of $220 which represents the incremental cost on the unvested TVUs which were surrendered for unvested Time Restricted shares of restricted stock, was added to the original grant date fair value of the TVU awards and amortized to compensation expense over the remaining vesting period.

Total combined compensation expense related to these TVU and Time Restricted share awards was $1,938, $1,191 and $823 for the years ended December 31, 2013, 2012 and 2011and is included in selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income and as contributed capital in the accompanying consolidated statements of stockholders’ equity. Total unrecognized compensation cost related to these unvested Time Restricted shares, expected to be recognized over the remaining vesting term was approximately $1,305 as of December 31, 2013.

The activity related to the TVU and Time Restricted share awards for the year ended December 31, 2013, is as follows:

	Employee Units	Shares	Weighted Average Grant Date Fair Value per Unit/Share	Weighted Average Remaining Contractual Term
	(not in thousands)
Outstanding unvested TVUs at December 31, 2012	112,701		$21.70
Vested units	(8,788)		$22.71
TVUs surrendered for unvested Time Restricted shares of stock	(103,913)	599,215	$4.06
Vested shares		(221,710)	$3.83
Forfeited		(2,025)	$3.82

Outstanding unvested Time Restricted shares of stock at December 31, 2013	—	375,480	$4.19	13 months

2.25x and 2.75x Performance Vesting Units (PVUs) and Performance Restricted Shares

Two tranches of the Employee Units vested only if certain events occur. The 2.25x PVUs under the Employee Unit Plan vested if the employee is employed by the Company when and if Blackstone receives cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of its Partnerships units equal to (x) a 20% annualized effective compounded return rate on Blackstone’s investment and (y) a 2.25x on Blackstone’s investment. The 2.75x PVUs under the Employee Unit Plan vested if the employee is employed by the Company when and if Blackstone received cash proceeds (not subject to any clawback, indemnity or similar

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

contractual obligation) in respect of its Partnerships units equal to (x) a 15% annualized effective compounded return rate on Blackstone’s investment and (y) a 2.75x multiple on Blackstone’s investment. The PVUs had no termination date other than termination of employment from the Company and there were no service or period vesting conditions associated with the PVUs other than employment at the time the benchmark was reached; no compensation was recorded related to these PVUs prior to the modification since their exercise was not considered probable. The unvested 2.25x and 2.75x Performance Restricted shares received upon surrender of the Employee Unit PVUs contain substantially the same terms and conditions as the previously outstanding PVUs. No compensation expense will be recorded related to the 2.25x and 2.75x Performance Restricted shares until their vesting is probable, accordingly, no compensation expense has been recorded during the years ended December 31, 2013, 2012 or 2011 related to these PVUs or Performance Restricted share awards. In accordance with the guidance in ASC 718-20, Compensation-Stock Compensation, the surrender of the Employee Units for unvested performance restricted shares of stock qualifies as a modification of an equity compensation plan. As the 2.25x and 2.75x Performance Restricted shares were not considered probable of vesting before or after the modification, the Company will use the modification date fair value to record compensation expense related to these awards if the performance conditions become probable within a future reporting period. Unrecognized compensation expense as of December 31, 2013, was approximately $28,125 and $18,846 for these 2.25x and 2.75x Performance Restricted shares, respectively.

The activity related to the 2.25x Performance Restricted shares for the year ended December 31, 2013, is as follows:

	Employee Units	Shares	Weighted Average Grant Date Fair Value per Share
	(not in thousands)
Outstanding 2.25x PVUs at December 31, 2012	225,051
Forfeited	(2,964)
2.25x PVUs surrendered for unvested 2.25x Performance Restricted shares of stock	(222,087)	1,308,752
Vested		—

Outstanding unvested 2.25x Performance Restricted shares of stock at December 31, 2013	—	1,308,752	$21.49

The activity related to the 2.75x Performance Restricted shares for the year ended December 31, 2013, is as follows:

	Employee Units	Shares	Weighted Average Grant Date Fair Value per Share
	(not in thousands)
Outstanding 2.75x PVUs at December 31, 2012	225,051
Forfeited	(2,964)
2.75x PVUs surrendered for unvested 2.75x Performance Restricted shares of stock	(222,087)	1,308,752
Vested		—

Outstanding unvested 2.75x Performance Restricted shares of stock at December 31, 2013	—	1,308,752	$14.40

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

In order to calculate the incremental fair value at the modification date, the Option-Pricing Method model was used to estimate the fair value prior to the modification. For the fair value after the modification, the initial public offering price of $27.00 per share was used to calculate the fair value of the TVUs while the fair value of the PVUs was estimated using an asset-or-nothing call option approach. Significant assumptions used in both the Option Pricing Method model and the asset-or-nothing call option approach included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 37.6% based on re-levered historical and implied equity volatility of comparable companies and a 0 dividend yield.

2013 Omnibus Incentive Plan

The Company reserved 15,000,000 shares of common stock for future issuance under the Company’s new 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”). The 2013 Omnibus Incentive Plan is administered by the compensation committee of the Board of Directors, and provides that the Company may grant equity incentive awards to eligible employees, directors, consultants or advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards. If an award under the 2013 Omnibus Incentive Plan terminates, lapses, or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the 2013 Omnibus Incentive Plan.

On April 19, 2013, 494,557 shares of restricted stock were granted to the Company’s directors, officers and employees under the 2013 Omnibus Incentive Plan (the “2013 Grant”). The shares granted were in the form of time vesting restricted shares (“Time Restricted Omnibus shares”), 2.25x performance restricted shares (“2.25x Performance Restricted Omnibus shares”) and 2.75x performance restricted shares (“2.75x Performance Restricted Omnibus shares”). The activity related to the Time Restricted Omnibus shares for the year ended December 31, 2013, is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term
	(not in thousands)
Time Restricted Omnibus shares
Granted	171,783	$33.45
Vested	(112,356)	$33.51
Forfeited	(267)	$33.52

Outstanding unvested Time Restricted Omnibus shares at December 31, 2013	59,160	$33.35	15 months

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The activity related to the 2.25x Performance Restricted Omnibus shares for the year ended December 31, 2013, is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
	(not in thousands)
2.25x Performance Restricted Omnibus shares
Granted	163,310	$30.46
Vested	—	—
Forfeited	—	—

Outstanding unvested 2.25x Performance Restricted Omnibus shares of stock at December 31, 2013	163,310	$30.46

The activity related to the 2.75x Performance Restricted Omnibus shares for the year ended December 31, 2013, is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
	(not in thousands)
2.75x Performance Restricted Omnibus shares
Granted	163,310	$23.05
Vested	—	—
Forfeited	—	—

Outstanding unvested 2.75x Performance Restricted Omnibus shares of stock at December 31, 2013	163,310	$23.05

The vesting terms and conditions of the Time Restricted Omnibus shares, the 2.25x Performance Restricted Omnibus shares, and the 2.75x Performance Restricted Omnibus shares included in the 2013 Grant are substantially the same as those of the previous Employee Unit Plan TVUs, 2.25x PVUs, and 2.75x PVUs, respectively, (see 2.25x and 2.75x Performance Vesting Units (“PVUs”) and Performance Restricted Shares section). For the Time Restricted Omnibus shares, after an initial 180 day post initial public offering lock up period, the vesting schedule from the Employee Unit Plan carries over so that each recipient will vest in the 2013 Grant in the same proportion as they were vested in the previous Employee Unit Plan. The remaining unvested shares vest over the remaining service period, subject to substantially the same vesting conditions which carried over from the previous Employee Unit Plan.

The grant date fair value for the Time Restricted Omnibus shares awarded was determined based on the closing market price of the Company’s stock at the date of grant applied to the total number of shares that are anticipated to fully vest. The fair value of the restricted shares will be recognized as equity compensation on a straight-line basis over the requisite service period as if the award was, in substance, multiple awards consisting of the Time Restricted Omnibus shares which vested at the end of the initial public offering 180 day lock up period, and the remaining Time Restricted Omnibus shares which vest over the requisite service period. As a result,

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

approximately $4,088 of equity compensation expense was recognized in the year ended December 31, 2013, related to the 2013 Grant. As of December 31, 2013, unrecognized equity compensation expense related to the Time Restricted Omnibus shares was $1,651 to be recognized over the remaining requisite service period.

The grant date fair value of the 2.25x and 2.75x Performance Restricted Omnibus shares was measured using the asset-or-nothing option pricing model. Significant assumptions included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 33.2% based on re-levered historical and implied equity volatility of comparable companies and a 0 dividend yield. There is no compensation expense recorded related to the Performance Restricted Omnibus shares until their issuance is probable. Total unrecognized compensation expense as of December 31, 2013 for the 2013 Grant was approximately $4,974 and $3,764 for the 2.25x Performance Restricted Omnibus shares and 2.75x Performance Restricted Omnibus shares, respectively.

For the year ended December 31, 2013, the Company withheld an aggregate of 28,463 shares of its common stock from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted stock awards. As a result, these shares were added back to the number of shares of common stock available for future issuance under the Company’s 2013 Omnibus Incentive Plan. As of December 31, 2013, there were 14,530,327 shares of common stock available for future issuance under the Company’s 2013 Omnibus Incentive Plan.

19. STOCKHOLDERS’ EQUITY

As of December 31, 2013, 89,900,453 shares of common stock were issued on the accompanying consolidated balance sheet, which excludes 3,378,764 unvested shares of common stock held by certain participants in the Company’s equity compensation plan (see Note 18—Equity Compensation) and includes 1,500,000 shares of treasury stock held by the Company (see Secondary Offering and Concurrent Share Repurchase discussion which follows).

Stock Split

On April 7, 2013, the Company’s Board of Directors authorized an eight-for-one split of the Company’s common stock, which was effective on April 8, 2013. The Company retained the current par value of $0.01 per share for all shares of common stock after the stock split, and accordingly, stockholders’ equity on the accompanying consolidated balance sheets and the consolidated statements of changes in stockholders’ equity reflects the stock split. The Company’s historical share and per share information has been retroactively adjusted to give effect to this stock split.

Contemporaneously with the stock split, the Company’s Board of Directors approved an increase in the number of authorized shares of common stock to 1 billion shares. Additionally, upon the consummation of the initial public offering, the Board of Directors authorized 100,000,000 shares of preferred stock at a par value of $0.01 per share.

Initial Public Offering and Use of Proceeds

On April 24, 2013, the Company completed its initial public offering of its common stock in which it offered and sold 10,000,000 shares of common stock and the selling stockholders offered and sold 19,900,000 shares of common stock including, 3,900,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The shares offered and sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on April 18, 2013. The common stock is listed on the New York Stock Exchange under the symbol “SEAS”.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s shares of common stock were sold at an initial public offering price of $27.00 per share, which generated net proceeds of approximately $245,400 to the Company after deducting underwriting discounts and commissions, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling stockholders. The Company used a portion of the net proceeds received in the offering to redeem $140,000 in aggregate principal amount of its Senior Notes at a redemption price of 111.0% plus accrued and unpaid interest thereon, pursuant to a provision in the indenture governing the Senior Notes that permits the Company to redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings. In addition, the Company used approximately $46,300 of the net proceeds received from the offering to make a one-time payment to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement (see Note 16—Related-Party Transactions). Of the net proceeds received from the offering, $37,000 was used to repay a portion of the outstanding indebtedness under the Term B Loan.

Secondary Offering and Concurrent Share Repurchase

On December 17, 2013, the selling stockholders completed an underwritten secondary offering of 18,000,000 shares of common stock at a price of $30.00 per share. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. The Company incurred fees and expenses of $1,407 in connection with the secondary offering which is shown as secondary offering expenses on the accompanying consolidated statement of comprehensive income for the year ended December 31, 2013.

Concurrently with the closing of the secondary offering, the Company repurchased 1,500,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction. All repurchased shares are recorded as treasury stock at a cost of $44,163 and reflected as a reduction to stockholders’ equity at December 31, 2013 on the accompanying consolidated balance sheet.

Dividends

In September 2011 and March 2012, respectively, the Company declared a $110,100 and $500,000 cash dividend to its common stockholders, which at that time consisted of entities controlled by certain affiliates of Blackstone. These dividends were considered a return of capital for both accounting and tax purposes.

In 2013, the Company’s Board of Directors (the “Board”) adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. The Board declared quarterly cash dividends of $0.20 per share to all common stockholders of record at the close of business on June 20, September 20 and December 20, 2013, which were paid on July 1, 2013, October 1, 2013 and January 3, 2014, respectively. As the Company had an accumulated deficit at the time the June 20 dividend was declared, this dividend was accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying consolidated statement of changes in stockholders’ equity.

On March 4, 2014, the Board declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on March 20, 2014, payable on April 1, 2014.

Unvested restricted shares carry dividend rights and therefore the dividends are payable as the shares vest in accordance with the underlying stock compensation grants. As of December 31, 2013, the Company had $17,939 of cash dividends payable recorded as dividends payable in the accompanying consolidated balance sheet, of which $17,680 was paid on January 3, 2014 and the remainder will be paid as certain restricted shares vest. Accumulated dividends on the 2.25x and 2.75x Performance Restricted shares, including the 2.25x and 2.75x Performance Restricted Omnibus shares (collectively, the “Performance Restricted shares”), were approximately

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

$883 for each tranche and will accumulate and be paid only if and to the extent the Performance Restricted shares vest in accordance with their terms. The Company has not recorded a payable related to these dividends as the vesting of the Performance Restricted shares is not probable.

Other

In 2011, the Company sold 233,920 shares of common stock to the Partnership (not in thousands) for net cash consideration of $2,736.

20. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summary quarterly financial data for the year ended December 31, 2013 was as follows:

	2013
	First	Second	Third	Fourth
	Quarter	Quarter (a)	Quarter	Quarter
	(Unaudited)
Total revenues	$238,610	$411,292	$538,389	$271,959

Operating (loss) income	$(35,873)	$30,980	$205,594	$505

Net (loss) income	$(40,360)	$(15,854)	$120,199	$(13,507)

(Loss) earnings per share:
Net (loss) income per share, basic	$(0.49)	$(0.18)	$1.34	$(0.15)

Net (loss) income per share, diluted	$(0.49)	$(0.18)	$1.33	$(0.15)

(a)	During the second quarter of 2013, the Company recorded $50,072 in fees related to the termination of the 2009 Advisory Agreement and $32,429 related to a loss on early extinguishment of debt and write-off of discounts and deferred financing costs.

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)
Total revenues	$212,442	$425,882	$522,255	$263,173

Operating (loss) income	$(48,279)	$93,086	$183,862	$(1,880)

Net (loss) income	$(45,134)	$39,120	$92,257	$(8,799)

(Loss) earnings per share:
Net (loss) income per share, basic	$(0.55)	$0.47	$1.12	$(0.11)

Net (loss) income per share, diluted	$(0.55)	$0.47	$1.11	$(0.11)

Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because six of its theme parks are only open for a portion of the year.

Schedule I-Registrant’s Condensed Financial Statements

SEAWORLD ENTERTAINMENT, INC.

PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current Assets:
Cash	$172	$203
Due from wholly owned subsidiary	17,767	—

Total current assets	17,939	203
Investment in wholly owned subsidiary	654,121	451,102

Total assets	$672,060	$451,305

Liabilities and Stockholders’ Equity
Current Liabilities:
Dividends payable	$17,939	$203

Total current liabilities	17,939	203

Total liabilities	17,939	203

Commitments and contingencies
Stockholder Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 89,900,453 shares issued at December 31, 2013 and 82,737,008 shares issued and outstanding at December 31, 2012	899	827
Additional paid-in capital	689,394	456,923
Retained earnings (accumulated deficit)	7,991	(6,648)
Treasury stock, at cost (1,500,000 shares at December 31, 2013)	(44,163)	—

Total stockholders’ equity	654,121	451,102

Total liabilities and stockholders’ equity	$672,060	$451,305

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Equity in net income of subsidiary	$50,478	$77,444	$19,113

Net income	$50,478	$77,444	$19,113

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$50,478	$77,444	$19,113
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(50,478)	(77,444)	(19,113)
Dividend received from subsidiary-return on capital	18,072	—	—

Net cash provided by operating activities	18,072	—	—

Cash Flows From Investing Activities:
Capital contributed to subsidiary	(249,106)	—	(2,736)
Restricted payment from subsidiary	44,163	—	—
Dividend received from subsidiary-return of capital	18,072	500,000	100,000

Net cash (used in) provided by investing activities	(186,871)	500,000	97,264

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	—	—	12,836
Proceeds from issuance of common stock, net of underwriter commissions	253,800	—	—
Purchase of treasury stock	(44,163)	—	—
Dividend paid to common stockholders	(36,175)	(502,977)	(106,920)
Offering costs	(4,694)	—	—

Net cash provided by (used in) financing activities	168,768	(502,977)	(94,084)

Change in Cash and Cash Equivalents	(31)	(2,977)	3,180
Cash and Cash Equivalents—Beginning of year	203	3,180	—

Cash and Cash Equivalents—End of year	$172	$203	$3,180

Supplemental Disclosures of Noncash Financing Activities
Dividends declared, but unpaid	$17,939	$203	$3,180

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF SEAWORLD ENTERTAINMENT, INC.

SeaWorld Entertainment, Inc. (the “Parent”) was incorporated in Delaware on October 2, 2009. At that time, the Parent was owned by ten limited partnerships (the “Partnerships” or the “selling stockholders”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors. The Parent has no operations or significant assets or liabilities other than its investment in SeaWorld & Parks Entertainment, Inc. (“SEA”), which owns and operates eleven theme parks within the United States. Accordingly, the Parent is dependent upon distributions from SEA to fund its obligations. However, under the terms of SEA’s various debt agreements, SEA’s ability to pay dividends or lend to the Parent is restricted, except that SEA may pay specified amounts to the Parent to fund the payment of the Parent’s tax obligations.

On April 24, 2013, the Parent completed an initial public offering in which it sold 10,000,000 shares of common stock and the selling stockholders sold 19,900,000 shares of common stock, including 3,900,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. On December 17, 2013, the selling stockholders completed an underwritten secondary offering of 18,000,000 shares of common stock at a price of $30.00 per share. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Parent. Concurrently with the closing of the secondary offering, the Parent repurchased 1,500,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the secondary offering. See further discussion in Note 5-Stockholders’ Equity, which follows.

2. BASIS OF PRESENTATION

The accompanying condensed financial statements (the “parent company only financial statements”) include the accounts of the Parent and its investment in SEA accounted for in accordance with the equity method, and do not present the financial statements of the Parent and its subsidiary on a consolidated basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted since this information is included with the SeaWorld Entertainment, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K (the “consolidated financial statements”). These parent company only financial statements should be read in conjunction with the consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the 2013 presentation, in particular dividends payable, on the accompanying condensed balance sheets.

3. GUARANTEES

On December 1, 2009, SEA entered into senior secured credit facilities (the “Senior Secured Credit Facilities”) and issued senior notes (the “Senior Notes”). The Senior Secured Credit Facilities were amended effective on February 17, 2011, April 15, 2011, March 30, 2012, April 24, 2013, May 14, 2013 and August 9, 2013. See further discussion in Note 11-Long-Term Debt of the accompanying consolidated financial statements.

Under the terms of the Senior Secured Credit Facilities, the obligations of SEA are fully, unconditionally and irrevocably guaranteed by Parent, any subsidiary of Parent that directly or indirectly owns 100% of the issued and outstanding equity interest of SEA, and subject to certain exceptions, each of SEA’s existing and future material domestic wholly-owned subsidiaries (collectively, the “Guarantors”).

The obligations under the Senior Notes are guaranteed by the same Guarantors as under the Senior Secured Credit Facilities. In the event of a default under the Senior Notes, the principal and accrued interest would become immediately due and payable (subject to, in some cases, grace periods).

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. DIVIDENDS FROM SUBSIDIARIES

The Parent received dividends in the amount of $500,000 and $100,000 from SEA on March 30, 2012 and September 29, 2011, respectively, which have been reflected as a return of capital in the accompanying condensed financial statements. On those same dates, the Parent declared dividends (defined as a restricted payment in the Senior Secured Credit Facilities) of $500,000 and $110,100 to the Partnerships, of which $609,897 was paid as of December 31, 2012 and the remainder was paid in 2013. This dividend has also been reflected as a return of capital in the accompanying condensed financial statements.

In June 2013, SEA’s Board of Directors (the “Board”) adopted a policy to pay a regular quarterly dividend to the Parent. As a result, a cash dividend of $18,072, $18,072 and $17,767 was paid on July 1, 2013, October 1, 2013 and January 2, 2014, respectively. As SEA had an accumulated deficit at the time the July 1 dividend was declared to the Parent, this dividend was accounted for as a return of capital by the Parent. The remaining dividends from SEA have been reflected as a return on capital in the accompanying condensed financial statements.

Also in June 2013, the Parent’s Board adopted a policy to pay a regular quarterly dividend (defined as a restricted payment in the Senior Secured Credit Facilities). As a result, quarterly cash dividends of $0.20 per share were declared to all common stockholders of record at the close of business on June 20, September 20 and December 20, 2013, which were paid on July 1, 2013, October 1, 2013 and January 3, 2014, respectively. As of December 31, 2013, the Parent had $17,939 of cash dividends payable included in dividends payable in the accompanying condensed balance sheet, of which $17,680 was paid on January 3, 2014. See Note 19-Stockholders’ Equity of the accompanying consolidated financial statements for further discussion.

On March 4, 2014, SEA’s Board declared a cash dividend of up to $18,352 to the Parent, payable on April 1, 2014. Additionally, the Parent’s Board declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on March 20, 2014, payable on April 1, 2014.

5. STOCKHOLDERS’ EQUITY

Stock Split and Authorized Shares

On April 7, 2013, the Parent’s Board authorized an eight-for-one split of the Parent’s common stock which was effective on April 8, 2013. The Parent retained the current par value of $0.01 per share for all shares of common stock after the stock split, and accordingly, stockholders’ equity on the accompanying condensed balance sheet reflects the stock split. The Parent’s historical share information has been retroactively adjusted to give effect to this stock split.

Contemporaneously with the stock split, on April 8, 2013, the Parent’s Board approved an increase in the number of authorized shares of common stock to 1 billion shares. Additionally, upon the consummation of the initial public offering, the Parent’s Board authorized 100,000,000 shares of preferred stock at a par value of $0.01 per share.

2013 Omnibus Incentive Plan

The Parent reserved 15,000,000 shares of common stock for future issuance under a new 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”). The 2013 Omnibus Incentive Plan is administered by the compensation committee of the Parent’s Board, and provides that the Parent may grant equity incentive awards to eligible employees, directors, consultants or advisors of the Parent or its subsidiary, SEA, in the form of stock

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards. If an award under the 2013 Omnibus Incentive Plan terminates, lapses, or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the 2013 Omnibus Incentive Plan.

See further discussion in Note 18- Equity-Based Compensation of the accompanying consolidated financial statements.

Initial Public Offering and Use of Proceeds

On April 24, 2013, the Parent completed an initial public offering of its common stock in which it offered and sold 10,000,000 shares of common stock and the selling stockholders of the Parent offered and sold 19,900,000 shares of common stock including, 3,900,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The shares offered and sold in the offering were registered under the Securities Act pursuant to the Parent’s Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on April 18, 2013. The common stock is listed on the New York Stock Exchange under the symbol “SEAS”.

The Parent’s shares of common stock were sold at an initial public offering price of $27.00 per share, which generated net proceeds of approximately $245,400 to the Parent after deducting underwriting discounts and commissions, expenses and transaction costs. Subsequent to the initial public offering, the Parent transferred the net proceeds to SEA as a capital contribution and increased its investment in SEA. The Parent did not receive any proceeds from shares sold by the selling stockholders.

Secondary Offering and Concurrent Share Repurchase

On December 17, 2013, the selling stockholders completed a registered secondary offering of 18,000,000 shares of common stock at a price of $30.00 per share. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Parent. Concurrently with the closing of the secondary offering, the Parent repurchased 1,500,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction. All repurchased shares are recorded as treasury stock at a cost of $44,163 and reflected as a reduction to stockholders’ equity at December 31, 2013 on the accompanying condensed balance sheet. SEA transferred $44,163 as a restricted payment to the Parent for the payment of the repurchased shares.