Form 10-Q
period 2014-03-31
SeaWorld Entertainment, Inc.
filed 2014-05-15
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35883

SeaWorld Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1220297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9205 South Park Center Loop, Suite 400

Orlando, Florida 32819

(Address of principal executive offices) (Zip Code)

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

The registrant had outstanding 90,001,712 shares of Common Stock, par value $0.01 per share as of May 12, 2014.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”), and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, including the following:

•	a decline in discretionary consumer spending or consumer confidence;

•	various factors beyond our control adversely affecting attendance and guest spending at our theme parks;

•	inability to protect our intellectual property or the infringement on intellectual property rights of others;

•	incidents or adverse publicity concerning our theme parks;

•	featuring animals at our theme parks;

•	the loss of licenses and permits required to exhibit animals;

•	significant portion of revenues generated in the States of Florida, California and Virginia and the Orlando market;

•	inability to compete effectively;

•	loss of key personnel;

•	increased labor costs;

•	unionization activities or labor disputes;

•	inability to meet workforce needs;

•	inability to fund theme park capital expenditures;

•	high fixed cost structure of theme park operations;

•	inability to maintain certain commercial licenses;

•	changing consumer tastes and preferences;

•	restrictions in our debt agreements limiting flexibility in operating our business;

•	our substantial leverage;

•	seasonal fluctuations;

•	inability to realize the benefits of acquisitions or other strategic initiatives;

•	adverse litigation judgments or settlements;

•	inadequate insurance coverage;

•	inability to purchase or contract with third party manufacturers for rides and attractions;

•	environmental regulations, expenditures and liabilities;

•	cyber security risks;

•	suspension or termination of any of our business licenses;

•	our limited operating history as a standalone company; and

•	the ability of affiliates of The Blackstone Group L.P. to significantly influence our decisions.

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

Website and Social Media Disclosure

We use our website (www.seaworldentertainment.com) and our corporate Twitter account (@Seaworld) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about SeaWorld when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.seaworldinvestors.com. The contents of our website and social media channels are not, however, a part of this report.

Trademarks, Service Marks and Tradenames

We own or have rights to use a number of registered and common law trademarks, service marks and trade names in connection with our business in the United States and in certain foreign jurisdictions, including SeaWorld Entertainment™, SeaWorld Parks & Entertainment™, SeaWorld®, Shamu®, Busch Gardens®, Aquatica™, Discovery Cove®, Sea Rescue™ and other names and marks that identify our theme parks, characters, rides, attractions and other businesses. In addition, we have certain rights to use Sesame Street® marks, characters and related indicia through certain license agreements with Sesame Workshop (f/k/a Children’s Television Workshop).

Solely for convenience, the trademarks, service marks, and trade names referred to in this Quarterly Report on Form 10-Q are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names. This Quarterly Report on Form 10-Q may contain additional trademarks, service marks and trade names of others, which are the property of their respective owners. All trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are, to our knowledge, the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$61,240	$116,841
Accounts receivable, net	38,451	41,509
Inventories	41,788	36,209
Prepaid expenses and other current assets	23,534	19,613
Deferred tax assets, net	33,108	28,887

Total current assets	198,121	243,059
Property and equipment, net	1,780,406	1,771,500
Goodwill	335,610	335,610
Trade names, net	163,233	163,508
Other intangible assets, net	27,014	27,843
Other assets	40,117	40,753

Total assets	$2,544,501	$2,582,273

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113,482	$98,500
Current maturities on long-term debt	14,050	14,050
Accrued salaries, wages and benefits	16,463	23,996
Deferred revenue	124,605	82,945
Dividends payable	18,015	17,939
Other accrued expenses	25,795	15,264

Total current liabilities	312,410	252,694
Long-term debt	1,624,798	1,627,183
Deferred tax liabilities, net	1,101	29,776
Other liabilities	18,781	18,488

Total liabilities	1,957,090	1,928,141

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 89,920,890 shares issued at March 31, 2014 and 89,900,453 shares issued at December 31, 2013	899	899
Additional paid-in capital	672,312	689,394
Accumulated other comprehensive (loss) income	(197)	11
(Accumulated deficit) retained earnings	(41,440)	7,991
Treasury stock, at cost (1,500,000 shares at March 31, 2014 and December 31, 2013)	(44,163)	(44,163)

Total stockholders’ equity	587,411	654,132

Total liabilities and stockholders’ equity	$2,544,501	$2,582,273

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Net revenues:
Admissions	$137,386	$152,426
Food, merchandise and other	74,904	86,184

Total revenues	212,290	238,610

Costs and expenses:
Cost of food, merchandise and other revenues	16,760	19,828
Operating expenses (exclusive of depreciation and amortization shown separately below)	167,912	173,260
Selling, general and administrative	45,076	39,987
Secondary offering costs	674	—
Depreciation and amortization	41,276	41,408

Total costs and expenses	271,698	274,483

Operating loss	(59,408)	(35,873)
Other loss (income), net	17	(73)
Interest expense	20,046	28,606

Loss before income taxes	(79,471)	(64,406)
Benefit from income taxes	(30,040)	(24,046)

Net loss	$(49,431)	$(40,360)

Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of tax	(208)	294

Comprehensive loss	$(49,639)	$(40,066)

Loss per share:
Net loss per share, basic	$(0.56)	$(0.49)

Net loss per share, diluted	$(0.56)	$(0.49)

Weighted average commons shares outstanding:
Basic	88,415	82,768

Diluted	88,415	82,768

Cash dividends declared per share:
Cash dividends declared per share	$0.20	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at December 31, 2013	89,900,453	$899	$689,394	$7,991	$11	$(44,163)	$654,132
Equity-based compensation	—	—	762	—	—	—	762
Unrealized loss on derivatives, net of tax benefit of $123	—	—	—	—	(208)	—	(208)
Vesting of restricted shares	22,978	—	—	—	—	—	—
Shares withheld for tax withholdings	(2,541)	—	(78)	—	—	—	(78)
Cash dividends declared to stockholders ($0.20 per share)	—	—	(17,766)	—	—	—	(17,766)
Net loss	—	—	—	(49,431)	—	—	(49,431)

Balance at March 31, 2014	89,920,890	$899	$672,312	$(41,440)	$(197)	$(44,163)	$587,411

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(49,431)	$(40,360)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,276	41,408
Amortization of debt issuance costs and discounts	2,701	4,240
Loss on sale or disposal of assets	908	4,147
Deferred income tax provision	(32,772)	(24,046)
Equity-based compensation	762	320
Changes in assets and liabilities:
Accounts receivable	3,231	(2,240)
Inventories	(5,579)	(5,897)
Prepaid expenses and other current assets	(3,417)	(6,125)
Accounts payable	10,636	11,095
Accrued salaries, wages and benefits	(7,532)	(16,017)
Deferred revenue	41,293	44,766
Other accrued expenses	10,034	12,306
Other assets and liabilities	901	577

Net cash provided by operating activities	13,011	24,174

Cash Flows From Investing Activities:
Capital expenditures	(46,827)	(32,319)
Change in restricted cash	(504)	(467)

Net cash used in investing activities	(47,331)	(32,786)

Cash Flows From Financing Activities:
Repayment of long-term debt	(3,512)	(5,229)
Proceeds from draw on revolving credit facility	—	35,000
Repayment of revolving credit facility	—	(5,000)
Dividends paid to stockholders	(17,691)	(184)
Payment of tax withholdings on equity-based compensation through shares withheld	(78)	—
Offering costs	—	(2,283)

Net cash (used in) provided by financing activities	(21,281)	22,304

Change in Cash and Cash Equivalents	(55,601)	13,692
Cash and Cash Equivalents—Beginning of period	116,841	45,675

Cash and Cash Equivalents—End of period	$61,240	$59,367

Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$31,506	$34,548

Dividends declared, but unpaid	$18,015	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) and its subsidiaries (collectively, the “Company”), owns and operates eleven theme parks within the United States. Prior to December 1, 2009, the Company did not have any operations. Prior to its initial public offering on April 24, 2013, the Company was owned by ten limited partnerships (the “Partnerships” or the “selling stockholders”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.

On April 9, 2014, the selling stockholders completed a registered secondary offering of 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. Concurrently with the closing of the secondary offering in April 2014, the Company repurchased 1,750,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the secondary offering. See further discussion in Note 12-Stockholders’ Equity.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2014 or any future period due to the seasonal nature of the Company’s operations. Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because six of its theme parks are only open for a portion of the year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including SEA. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets, deferred revenue, equity compensation and the valuation of goodwill and other indefinite-lived intangible assets. Actual results could differ from those estimates.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). The Company is not aware of any new accounting pronouncements that will have a material impact on the Company’s financial position, results of operations or cash flows.

3. LOSS PER SHARE

Loss per share is computed as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014			2013
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic loss per share	$(49,431)	88,415	$(0.56)	$(40,360)	82,768	$(0.49)
Effect of dilutive incentive-based awards		—			—

Diluted loss per share	$(49,431)	88,415	$(0.56)	$(40,360)	82,768	$(0.49)

In accordance with the Earnings Per Share Topic of the FASB Accounting Standards Codification (“ASC”), basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period (excluding unvested restricted stock). The weighted average number of repurchased shares during the period that are held as treasury stock are excluded from common stock outstanding. Diluted loss per share is determined based on the dilutive effect of unvested restricted stock probable of vesting using the treasury stock method. During the three months ended March 31, 2014 and 2013, the Company excluded potentially dilutive shares of 337 (in thousands) and 871 (in thousands), respectively, from the calculation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in those periods.

4. INCOME TAXES

Income tax (benefit) expense is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended March 31, 2014 was 37.8% and differs from the statutory federal income tax rate primarily due to state income taxes. The Company’s consolidated effective tax rate for the three months ended March 31, 2013 was 37.3% and differs from the statutory federal income tax rate primarily due to certain tax credits and state income taxes.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. OTHER ACCRUED EXPENSES

Other accrued expenses at March 31, 2014 and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
Accrued property taxes	$2,386	$2,113
Accrued interest	9,804	2,636
Self-insurance reserve	7,800	7,800
Other	5,805	2,715

Total other accrued expenses	$25,795	$15,264

6. LONG-TERM DEBT

Long-term debt as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Term B-2 Loans	$1,394,462	$1,397,975
Revolving credit agreement	—	—
Senior Notes	260,000	260,000

Total long-term debt	1,654,462	1,657,975
Less discounts	(15,614)	(16,742)
Less current maturities	(14,050)	(14,050)

Total long-term debt, net of current maturities	$1,624,798	$1,627,183

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement dated as of December 1, 2009 (“Senior Secured Credit Facilities”). Also on December 1, 2009, SEA issued $400,000 aggregate principal amount of unsecured senior notes due December 1, 2016 (the “Senior Notes”). In conjunction with the Company’s initial public offering completed on April 24, 2013, the Company used a portion of the net proceeds received from the offering to repay $37,000 of the outstanding indebtedness under the then existing Term B Loan and to redeem $140,000 aggregate principal amount of its Senior Notes at a redemption price of 111.0%, plus accrued and unpaid interest thereon. See further discussion in Note 12-Stockholders’ Equity.

Deferred financing costs, net of accumulated amortization and amounts written-off for early extinguishment of debt, were $30,744 and $32,317 as of March 31, 2014 and December 31, 2013, respectively, are being amortized to interest expense using the effective interest method over the term of the Senior Secured Credit Facilities or the Senior Notes and are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2014, the Company was in compliance with all covenants in the provisions contained in the documents governing the Senior Secured Credit Facilities and in the indenture governing the Senior Notes.

Senior Secured Credit Facilities

As of March 31, 2014, the Senior Secured Credit Facilities consisted of a $1,394,462 senior secured term loan facility (the “Term B-2 Loans”), which will mature on May 14, 2020 and a $192,500 senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon at March 31, 2014. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes with an aggregate principal amount greater than $50,000 outstanding and (2) the maturity date of any indebtedness incurred to refinance any of the term loans or the Senior Notes.

The Term B-2 Loans were borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain total leverage ratio. At March 31, 2014, the Company selected the LIBOR rate (interest rate of 3.00% at March 31, 2014).

The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At March 31, 2014, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable margin of 2.50%. The Company did not draw on the Revolving Credit Facility during the three months ended March 31, 2014 and had no amounts outstanding relating to the Revolving Credit Facility at March 31, 2014 and December 31, 2013.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. SEA is also required to pay customary letter of credit fees.

Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on May 14, 2013, with the first payment due and paid on September 30, 2013 and the balance due on the final maturity date. The Term B-2 Loans have a final maturity date of May 14, 2020. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

SEA may also increase and/or add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $350,000. SEA may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the first lien secured leverage ratio, as defined in the Senior Secured Credit Facility, is no greater than 3.50 to 1.00.

As of March 31, 2014, the Company had approximately $23,500 of outstanding letters of credit, leaving approximately $169,000 available for borrowing. Subsequent to March 31, 2014, the Company drew $40,000 on the Revolving Credit Facility and has repaid $25,000.

Senior Notes

The Senior Notes interest rate is 11.0% per annum and can be redeemed by SEA at any time. Interest is paid semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee the Senior Secured Credit Facilities. Prior to December 1, 2014, SEA may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to the redemption date, subject to the right of the holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of the Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the Senior Notes at December 1, 2014 plus (ii) all required interest payments due on the Senior Notes through December 1, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of the Senior Notes. On or after December 1, 2014, the Senior Notes may be redeemed at 105.5% and 102.75% of the principal balance beginning on December 1, 2014 and 2015, respectively. The covenant leverage ratio, as defined, is 3.00 to 1.00.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Long-term debt at March 31, 2014, is repayable as follows, not including any possible prepayments:

Years Ending December 31,
2014	$10,537
2015	14,050
2016	274,050
2017	14,050
2018	14,050
Thereafter	1,327,725

Total	$1,654,462

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

As a result of an amendment to the Senior Secured Credit Facilities in May 2013, the Interest Rate Swap Agreements were restructured into two interest rate swaps totaling $550,000 to match the refinanced debt. Each restructured interest rate swap has a notional amount of $275,000; matures on September 30, 2016; requires the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; pays swap counterparties a variable rate of interest based upon the greater of 0.75% or three month BBA LIBOR; and has interest settlement dates occurring on the last day of December, March, June and September through maturity.

In March 2014, the Company executed a new interest rate swap agreement to effectively fix the interest rate on $450,000 of the Term B-2 Loans. The new interest rate swap has an effective date of March 31, 2014; has a notional amount of $450,000; matures on September 30, 2016; requires the Company to pay a fixed rate of interest of 1.051% per annum; pays swap counterparties a variable rate of interest based upon the greater of 0.75% or three month BBA LIBOR; and has interest settlement dates occurring on the last day of December, March, June and September through maturity.

SEA designated the interest rate swap agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 7-Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes and the interest rate swap agreements was $11,253 and $14,254 for the three month periods ending March 31, 2014 and 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2014, the Company had three outstanding interest rate swaps with a combined notional value of $1,000,000 that were designated as cash flow hedges of interest rate risk. In connection with Amendment No. 5 to the Senior Secured Credit Facility on May 14, 2013, the Company restructured two of its then existing interest rate swaps to match the refinanced debt. The restructuring of the interest rate swap required a re-designation of the hedge accounting relationship. The re-designation is expected to result in the recognition of a minimal amount of ineffectiveness throughout the remaining term of the interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014 and 2013, there was no ineffective portion recognized in earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $2,921 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheet as of March 31, 2014:

	As of March 31, 2014
	Asset Derivatives		Liabilities Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$238

Total derivatives designated as hedging instruments		$—		$238

The unrealized loss on derivatives is recorded net of a tax benefit of $123 for the three months ended March 31, 2014, and is included within the unaudited condensed consolidated statements of comprehensive loss.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014:

	Three Months Ended March 31,
	2014	2013
Derivatives in Cash Flow Hedging Relationships:
(Loss) gain related to effective portion of derivatives recognized in accumulated other comprehensive (loss) income	$(726)	$672
Gain (loss) related to effective portion of derivatives reclassified from accumulated other comprehensive (loss) income to interest expense	$395	$(340)
Gain (loss) related to ineffective portion of derivatives recognized in other income (expense)	$—	$—

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

As of March 31, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $264. As of March 31, 2014, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at their termination value of $264.

Changes in Accumulated Other Comprehensive (Loss) Income

The following table reflects the changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2014, net of tax:

Gains (Losses) on Cash Flow Hedges
Accumulated other comprehensive (loss) income:
Balance at December 31, 2013	$11
Other comprehensive loss before reclassifications	(456)
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	248

Unrealized loss on derivatives, net of tax	(208)

Balance at March 31, 2014	$(197)

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurements and Disclosures, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of March 31, 2014 approximates their carrying value due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes are classified in Level 3 of the fair value hierarchy and have been valued using significant inputs that are not observable in the market including a discount rate of 9.63% and projected cash flows of the underlying Senior Notes.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2014. The Company did not have any assets measured at fair value as of March 31, 2014. The following table presents the Company’s estimated fair value measurements and related classifications as of March 31, 2014:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014
Liabilities:
Derivative financial instruments (a)	$—	$238	$—	$238
Long-term obligations (b)	$—	$1,394,462	$260,644	$1,655,106

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $238.
(b)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,624,798 as of March 31, 2014.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2013. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets:
Derivative financial instruments (a)	$—	$71	$—	$71
Liabilities:
Long-term obligations (b)	$—	$1,397,975	$264,781	$1,662,756

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other assets of $71.
(b)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,627,183 as of December 31, 2013.

9. RELATED-PARTY TRANSACTIONS

Prior to April 2013, certain affiliates of Blackstone provided monitoring, advisory, and consulting services to the Company under an advisory fee agreement (the “2009 Advisory Agreement”), which was terminated on April 24, 2013 in connection with the completion of the initial public offering (see Note 12 — Stockholders’ Equity). Fees related to these services, which were based upon a multiple of Adjusted EBITDA as defined in the 2009 Advisory Agreement, amounted to $925 for the three months ended March 31, 2013. These amounts are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss. There were no fees related to these services in the three months ended March 31, 2014 due to the termination of the 2009 Advisory Agreement in April 2013.

In connection with the completion of the initial public offering in April 2013 (see Note 12 — Stockholders’ Equity), the 2009 Advisory Agreement between the Company and affiliates of Blackstone was terminated (except for certain provisions relating to indemnification and certain other provisions, which survived termination). In connection with such termination, in April 2013, the Company paid a termination fee of $46,300 to Blackstone using a portion of the net proceeds from the offering and wrote off $3,772 of the 2013 prepaid advisory fee. The combined expense of $50,072 was recorded as termination of advisory agreement during the three months ended June 30, 2013.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In June 2013, September 2013, December 2013, and March 2014 the Company’s Board of Directors declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on June 20, 2013, September 20, 2013, December 20, 2013, and March 20, 2014, respectively (see Note 12 — Stockholders’ Equity). In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $11,749, $11,749, $7,849 and $7,849 on July 1, 2013, October 1, 2013, January 3, 2014 and April 1, 2014, respectively.

In December 2013 and April 2014, the Company repurchased shares of its common stock from the selling stockholders concurrently with the closing of the respective secondary offerings in December 2013 and April 2014. See further discussion in Note 12 — Stockholders’ Equity.

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

Employee Units Surrendered for Common Stock

Prior to April 18, 2013, the Company had an Employee Unit Incentive Plan (“Employee Unit Plan”). Under the Employee Unit Plan, the Partnerships granted Employee Units to certain key employees of SEA (“Employee Units”). The Employee Units which were granted were accounted for as equity awards and were divided into three tranches, Time-Vesting Units (“TVUs”), 2.25x Performance Vesting Units (“PVUs”) and 2.75x PVUs. Separately, certain members of management in 2011 also purchased Class D Units of the Partnerships (“Class D Units”).

Prior to the consummation of the Company’s initial public offering, on April 18, 2013, the Employee Units and Class D Units held by certain of the Company’s directors, officers, employees, and consultants were surrendered to the Partnerships and such individuals received an aggregate of 4,165,861 shares of the Company’s issued and outstanding common stock from the Partnerships. The number of shares of the Company’s common stock received by such individuals from the Partnerships was determined in a manner intended to replicate the economic value to each equity holder immediately prior to the transaction. The Class D Units and vested Employee Units were surrendered for an aggregate of 949,142 shares of common stock. The unvested Employee Units were surrendered for an aggregate of 3,216,719 unvested restricted shares of the Company’s common stock, which are subject to vesting terms substantially similar to those applicable to the unvested Employee Units immediately prior to the transaction. These unvested restricted shares consisted of time restricted shares (“Time Restricted shares”, and 2.25x and 2.75x Performance Restricted shares, collectively, the “Performance Restricted shares”), which, for accounting purposes, were removed from issued and outstanding shares until their restrictions are met.

TVUs and Time Restricted Shares

The shares of stock received upon surrender of the Employee Units contain substantially identical terms, conditions and vesting schedules as the previously outstanding Employee Units. In accordance with the guidance in ASC 718-20, Compensation-Stock Compensation, the surrender of the Employee Units for shares of common stock and Time Restricted shares qualified as a modification of an equity compensation plan. As such, the Company calculated the incremental fair value of the TVU awards immediately prior to and after their modification and determined that $282 of incremental equity compensation cost would be recorded upon surrender of the vested TVUs for vested shares of stock in the three months ended June 30, 2013. The remaining incremental compensation cost of $220 which represents the incremental cost on the unvested TVUs which were surrendered for unvested Time Restricted shares of restricted stock, will be added to the original grant date fair value of the TVU awards and amortized to compensation expense over the remaining vesting period.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total combined compensation expense related to these TVU and Time Restricted share awards was $250 and $320 for the three months ended March 31, 2014 and 2013, respectively, and is included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statement of comprehensive loss. Total unrecognized compensation cost related to the unvested Time Restricted shares, expected to be recognized over the remaining vesting term was $1,047 as of March 31, 2014.

2.25x and 2.75x PVUs and Performance Restricted Shares

The Performance Restricted shares received upon surrender of the Employee Unit PVUs contain substantially the same terms and conditions as the previously outstanding Employee Unit PVUs. The 2.25x Performance Restricted Shares vest if the employee is employed by the Company when and if Blackstone receives cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of its Partnerships units equal to (x) a 20% annualized effective compounded return rate on Blackstone’s investment and (y) a 2.25x multiple on Blackstone’s investment. The 2.75x Performance Restricted Shares vest if the employee is employed by the Company when and if Blackstone receives cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of its Partnerships units equal to (x) a 15% annualized effective compounded return rate on Blackstone’s investment and (y) a 2.75x multiple on Blackstone’s investment. The Performance Restricted Shares have no termination date other than termination of employment from the Company and there are no service or period vesting conditions associated with the Performance Restricted Shares other than employment at the time the benchmark was reached. No compensation expense will be recorded related to the Performance Restricted shares until their vesting is probable, accordingly, no compensation expense has been recorded during the three months ended March 31, 2014 or 2013 related to these PVUs or Performance Restricted share awards.

In accordance with the guidance in ASC 718-20, Compensation-Stock Compensation, the surrender of the Employee Units for shares of common stock qualified as a modification of an equity compensation plan. As the Performance Restricted shares were not considered probable of vesting before or after the modification, the Company will use the modification date fair value to record compensation expense related to these awards if the performance conditions become probable within a future reporting period. Total unrecognized compensation expense as of March 31, 2014, was approximately $27,970 and $18,740 for the 2.25x and 2.75x Performance Restricted shares, respectively.

In order to calculate the incremental fair value at the modification date, the Option-Pricing Method model was used to estimate the fair value prior to the modification. For the fair value after the modification, the initial public offering price of $27.00 per share was used to calculate the fair value of the Time Restricted shares while the fair value of the Performance Restricted shares was estimated using an asset-or-nothing call option approach. Significant assumptions used in both the Option-Pricing Method model and the asset-or-nothing call option approach included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 37.6% based on re-levered historical and implied equity volatility of comparable companies and a 0 dividend yield.

2013 Omnibus Incentive Plan

In 2013, the Company reserved 15,000,000 shares of common stock for future issuance under the Company’s new 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”). The 2013 Omnibus Incentive Plan is administered by the compensation committee of the Board of Directors, and provides that the Company may grant equity incentive awards to eligible employees, directors, consultants or advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and performance compensation awards. If an award under the 2013 Omnibus Incentive Plan terminates, lapses, or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the 2013 Omnibus Incentive Plan.

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

The vesting terms and conditions of the Time Restricted Omnibus shares, the 2.25x Performance Restricted Omnibus shares, and the 2.75x Performance Restricted Omnibus shares included in the 2013 Grant are substantially the same as those of the previous Employee Unit Plan TVUs, 2.25x PVUs, and 2.75x PVUs, respectively, (see 2.25x and 2.75x PVUs and Performance Restricted

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Shares section). For the Time Restricted Omnibus shares, after an initial 180 day post initial public offering lock up period, the vesting schedule from the Employee Unit Plan carried over so that each recipient vested in the 2013 Grant in the same proportion as they were vested in the previous Employee Unit Plan. The remaining unvested shares vest over the remaining service period, subject to substantially the same vesting conditions which carried over from the previous Employee Unit Plan.

The grant date fair value for Time Restricted Omnibus shares awarded was determined based on the closing market price of the Company’s stock at the date of grant applied to the total number of shares that were anticipated to fully vest. The fair value of Time Restricted Omnibus shares is recognized as equity compensation on a straight-line basis over the requisite service period. Approximately $512 of equity compensation expense was recognized in the three months ended March 31, 2014, related to Time Restricted Omnibus shares. As of March 31, 2014, unrecognized equity compensation expense related to the Time Restricted Omnibus shares was $1,348 to be recognized over the remaining requisite service period.

The grant date fair value of the 2.25x and 2.75x Performance Restricted Omnibus shares was measured using the asset-or-nothing option pricing model. Significant assumptions included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 33.2% based on re-levered historical and implied equity volatility of comparable companies and a 0 dividend yield. There is no compensation expense recorded related to the Performance Restricted 2013 shares until their issuance is probable. Total unrecognized compensation expense as of March 31, 2014 was approximately $4,950 and $3,740 for the 2.25x Performance Restricted Omnibus shares and 2.75x Performance Restricted Omnibus shares, respectively.

Based on cash proceeds previously received by Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock, the Company’s repurchase of shares directly from Blackstone and the cumulative dividends paid to Blackstone by the Company through April 30, 2014, if Blackstone receives additional future cash proceeds of approximately $31,000, and other vesting conditions are satisfied, the 2.25x Performance Restricted Shares and 2.25x Performance Restricted Omnibus shares will vest. Similarly, if Blackstone receives additional future cash proceeds of approximately $628,000, and other vesting conditions are satisfied, the 2.75x Performance Restricted Shares and the 2.75x Performance Restricted Omnibus shares will vest. As receipt of these future cash proceeds will be primarily related to liquidity events, such as secondary offerings of stock, the shares are not considered to be probable of vesting until such events are consummated.

As of March 31, 2014, there were 14,528,669 shares of common stock available for future issuance under the Company’s 2013 Omnibus Incentive Plan.

12. STOCKHOLDERS’ EQUITY

As of March 31, 2014, 89,920,890 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 3,343,690 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11 — Equity Compensation).

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

The Company’s initial public offering generated net proceeds of approximately $245,400 to the Company after deducting underwriting discounts and commissions, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling stockholders. The Company used a portion of the net proceeds received in the offering to redeem (1) $140,000 in aggregate principal amount of its Senior Notes at a redemption price of 111.0% plus accrued and unpaid interest thereon and (2) to repay $37,000 of the outstanding indebtedness under the then existing Term B Loan. In addition, the Company used approximately $46,300 of the net proceeds received from the offering to make a one-time payment to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement (see Note 9 — Related-Party Transactions).

Secondary Offerings and Concurrent Share Repurchases

On December 17, 2013, the selling stockholders completed an underwritten secondary offering of 18,000,000 shares of common stock. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. The Company incurred fees and expenses of $1,407 in connection with the secondary offering which was shown as secondary offering expenses on the consolidated statement of comprehensive income for the year ended December 31, 2013. Concurrently with the closing of the secondary offering, the Company repurchased 1,500,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the secondary offering. All repurchased shares were recorded as treasury stock at a cost of $44,163 and reflected as a reduction to stockholders’ equity at March 31, 2014 and December 31, 2013 on the accompanying unaudited condensed consolidated balance sheet.

Subsequently, on April 9, 2014, the selling stockholders completed another registered secondary offering of 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. In the three months ended March 31, 2014, the Company incurred fees and expenses of $674 in connection with this secondary offering which is shown as secondary offering expenses on the accompanying unaudited condensed consolidated statement of comprehensive loss. Concurrently with the closing of the secondary offering in April 2014, the Company repurchased 1,750,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the secondary offering. All repurchased shares will be recorded as treasury stock at a cost of approximately $50,700.

Dividends

In 2013, the Company’s Board of Directors (the “Board”) adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. The Board declared quarterly cash dividends of $0.20 per share to all common stockholders of record at the close of business on June 20, 2013, September 20, 2013, December 20, 2013, and March 20, 2014 which were paid on July 1, 2013, October 1, 2013, January 3, 2014 and April 1, 2014, respectively. As the Company had an accumulated deficit at the time the June 20 and March 20 dividends were declared, these dividends were accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity.

On May 13, 2014, the Board declared a cash dividend of $0.21 per share, payable on July 1, 2014, to all common stockholders of record at the close of business on June 20, 2014.

Unvested restricted shares carry dividend rights and therefore the dividends are payable as the shares vest in accordance with the underlying stock compensation grants. As of March 31, 2014, the Company had $18,015 of cash dividends payable recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet. Dividends on the 2.25x and 2.75x Performance Restricted shares, including the 2.25x and 2.75x Performance Restricted Omnibus shares (collectively the “Performance Restricted shares”), were approximately $1,170 for each tranche and will accumulate and be paid only if and to the extent the Performance Restricted shares vest in accordance with their terms. The Company has not recorded a payable related to these dividends as the vesting of the Performance Restricted shares is not probable.

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

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Business Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands, including SeaWorld, Shamu and Busch Gardens. Over our more than 50-year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind collection of approximately 86,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. In addition to our theme parks, we have recently begun to leverage our brands into media, entertainment and consumer products. During the three months ended March 31, 2014, we hosted approximately 3.0 million guests in our theme parks, including approximately 0.7 million international guests. In the three months ended March 31, 2014, we generated total revenues of $212.3 million and net loss of $49.4 million.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•	Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 65% of our total revenue for the three months ended March 31, 2014. For the first quarter of 2014, we reported $45.12 in admission per capita, representing an increase of 3.6% from the first quarter of 2013. Admission per capita is driven by ticket pricing, the mix of tickets purchased (such as single day, multi-day and annual pass) and the mix of attendance by theme parks visited.

•	In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the three months ended March 31, 2014, food, merchandise and other revenue accounted for approximately 35% of our total revenue. For the first quarter of 2014, we reported $24.60 of in-park per capita spending, relatively flat from the first quarter of 2013. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending.

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

Seasonality

The theme park industry is seasonal in nature. Based upon historical results, we generate the highest revenues in the second and third quarters of each year, in part because six of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. The mix of revenues by quarter is relatively constant, but revenues can shift between the first and second quarters due to the timing of Easter or between the first and fourth quarters due to the timing of Christmas and New Year’s. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals in managing our business is to continue to generate cash flow throughout the year and minimize the effects of seasonality. In recent years, we have begun to encourage attendance during non-peak times by offering a variety of seasonal programs and events, such as kid’s festivals, special concert series, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, weather, global and regional economic conditions, competitive offerings and consumer confidence. Admission per capita is driven by ticket pricing, the mix of ticket type purchased (such as single day, multi-day, and annual pass) and the mix of attendance by theme parks visited. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending. For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K.

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

Costs and Expenses

The principal costs of our operations are employee salaries, employee benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels. A large portion of our expenses is relatively fixed because the costs for full-time employees, maintenance, animal care, utilities, advertising and insurance do not vary significantly with attendance. For factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into revenue or contra-expense and related expenses at the time of the exchange and approximates the fair value of the goods or services received.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended March 31, 2014 and 2013. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table presents key operating and financial information for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Statement of comprehensive loss data:	(Unaudited, amounts in thousands, except per capita data)
Net revenues:
Admissions	$137,386	$152,426
Food, merchandise and other	74,904	86,184

Total revenues	212,290	238,610

Costs and expenses:
Cost of food, merchandise and other revenues	16,760	19,828
Operating expenses (exclusive of depreciation and amortization shown separately below)	167,912	173,260
Selling, general and administrative	45,076	39,987
Secondary offering costs	674	—
Depreciation and amortization	41,276	41,408

Total costs and expenses	271,698	274,483

Operating loss	(59,408)	(35,873)
Other loss (income), net	17	(73)
Interest expense	20,046	28,606

Loss before income taxes	(79,471)	(64,406)
Benefit from income taxes	(30,040)	(24,046)

Net loss	$(49,431)	$(40,360)

Other data:
Attendance	3,045	3,499

Total revenue per capita	$69.72	$68.19

Admissions revenue. Admissions revenue for the three months ended March 31, 2014 decreased $15.0 million (9.9%) to $137.4 million as compared to $152.4 million for the three months ended March 31, 2013. The decrease in admissions revenue was a result of a 13.0% decrease in attendance, offset slightly by a 3.6% increase in admission per capita from $43.56 in the first quarter of 2013 to $45.12 in the first quarter of 2014. Attendance in the quarter was primarily impacted by a shift in the timing of Easter into the second quarter in 2014, which caused a shift in the spring break holiday period for schools in many key source markets. Attendance was also impacted by adverse weather, particularly above average precipitation in the Florida market as well as below average temperatures in the Texas market for the first quarter of 2014. The increase in admission per capita was primarily a result of higher ticket pricing and the mix of ticket products purchased.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2014 decreased by $11.3 million (13.1%) to $74.9 million as compared to $86.2 million for the three months ended March 31, 2013. This decrease was primarily a result of the 13.0% decrease in total attendance. In-park per capita spending was $24.60 for the first quarter of 2014, relatively flat compared to $24.63 in the first quarter of 2013.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2014 decreased $3.1 million (15.5%) to $16.8 million as compared to $19.8 million for the three months ended March 31, 2013. These costs represent 22.4% of related revenue earned for the three months ended March 31, 2014 and 23.0% of related revenue earned for the three months ended March 31, 2013.

Operating expenses. Operating expenses for the three months ended March 31, 2014 decreased $5.3 million (3.1%) to $167.9 million as compared to $173.3 million for the three months ended March 31, 2013. The decrease was primarily a result of a reduction in variable direct labor costs due to the decline in attendance along with a decrease in miscellaneous asset write-offs, offset partially by increased operating costs to support the launch of our 50th anniversary celebration at our SeaWorld parks. Operating expenses reflected 79.1% of total revenues for the three months ended March 31, 2014 compared to 72.6% for the three months ended March 31, 2013.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2014 increased $5.1 million (12.7%) to $45.1 million as compared to $40.0 million for the three months ended March 31, 2013. The increase was primarily related to increased marketing costs driven by the launch of our SeaWorld brand 50th anniversary celebration and increased labor and benefit costs due to planned additions to our corporate structure as a result of our initial public offering along with increased equity compensation expenses. These increases were offset partially by the elimination of the 2009 Advisory Agreement fees due to the termination of this agreement in April 2013. As a percentage of total revenue, selling, general and administrative expenses were 21.2% in the three months ended March 31, 2014 compared to 16.8% in the first quarter of 2013.

Secondary Offering Costs. Secondary offering costs for the three months ended March 31, 2014 of $0.7 million relate to fees and expenses incurred prior to March 31, 2014 in connection with the secondary offering of our common stock by the selling stockholders that was completed on April 9, 2014. The selling stockholders received all of the net proceeds from the offering and we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2014 decreased $0.1 million (less than 1%) to $41.3 million as compared to $41.4 million for the three months ended March 31, 2014 due to the impact of fully depreciated assets offset by new asset additions.

Interest expense. Interest expense for the three months ended March 31, 2014 decreased $8.6 million (29.9%) to $20.0 million as compared to $28.6 million for the three months ended March 31, 2013, primarily reflecting the effects of the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million in term loan under our Senior Secured Credit Facilities in April 2013 with a portion of the net proceeds from our initial public offering as well as the impact of Amendment No. 5 to our Senior Secured Credit Facilities, which reduced our interest rate.

Benefit from income taxes. The benefit from income taxes for the three months ended March 31, 2014 increased $6.0 million (24.9%) to $30.0 million as compared to $24.0 million for the three months ended March 31, 2013. The increase results from the impact of a higher pretax loss in the first quarter of 2014 along with an increase in our effective income tax rate (from 37.3% to 37.8%). Our effective income tax rate increased compared to 2013 due to certain tax credits taken in 2013 that are currently expired.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and common stock dividends. As of March 31, 2014, we had a working capital deficit of approximately $114.3 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major stockholders, including Blackstone and its affiliates, may from time to time repurchase our outstanding equity and/or debt securities, including the Senior Notes and/or our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Senior Secured Credit Facilities. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount among current or future syndicate members, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

In June 2013, the Company’s Board of Directors (the “Board”) adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. The Board declared quarterly cash dividends of $0.20 per share to all common stockholders of record at the close of business on June 20, 2013, September 20, 2013, December 20, 2013, and March 20, 2014 which were paid on July 1, 2013, October 1, 2013, January 3, 2014 and April 1, 2014, respectively. Approximately $17.9 million was paid on both July 1 and October 1, 2013 and approximately $17.7 million was paid on both January 3 and April 1, 2014 related to these dividend declarations. On May 13, 2014, the Board declared a cash dividend of $0.21 per share, payable on July 1, 2014, to all common stockholders of record at the close of business on June 20, 2014. The amount and timing of any future dividends payable on our common stock is within the sole discretion of our Board of Directors.

Approximately $0.3 million of dividends declared through March 31, 2014, will be paid as certain time restricted shares vest over their requisite service periods. Dividends on certain performance restricted shares were approximately $2.3 million and will accumulate and be paid only if and to the extent the shares vest in accordance with their terms. See Note 12-Stockholders’ Equity to our unaudited condensed consolidated financial statements for further discussion.

Concurrently with the closing of the secondary offering on December 17, 2013, we repurchased 1.5 million shares of our common stock directly from the selling stockholders in a private, non-underwritten transaction. All repurchased shares are recorded as treasury stock at a cost of $44.2 million and reflected as a reduction to stockholders’ equity at March 31, 2014 and December 31, 2013.

Concurrently with the closing of the secondary offering on April 9, 2014, we repurchased 1.75 million shares of our common stock directly from the selling stockholders in a private, non-underwritten transaction. All repurchased shares will be recorded as treasury stock at a cost of approximately $50.7 million.

In March 2014, we executed a new interest rate swap agreement to effectively fix the interest rate on $450.0 million of the Term B-2 Loans. The interest rates swap has an effective date of March 31, 2014, has a notional amount of $450.0 million and is scheduled to mature on September 30, 2016.

Subsequent to March 31, 2014, we drew $40.0 million on our senior secured revolving credit facility for working capital requirements and have repaid $25.0 million.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited, amounts in thousands)
Net cash provided by operating activities	$13,011	$24,174
Net cash used in investing activities	(47,331)	(32,786)
Net cash (used in) provided by financing activities	(21,281)	22,304

Net (decrease) increase in cash and cash equivalents	$(55,601)	$13,692

Cash Flows from Operating Activities

Net cash provided by operating activities was $13.0 million during the three months ended March 31, 2014 as compared to $24.2 million during the three months ended March 31, 2013. Cash provided by operating activities decreased largely as a result of a decrease in total revenue primarily related to lower admissions revenue resulting from a decrease in attendance offset by favorable changes in our working capital accounts.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the three months ended March 31, 2014 consisted primarily of capital expenditures of $46.8 million largely related to future attractions. Net cash used in investing activities during the three months ended March 31, 2013 consisted of $32.3 million of capital expenditures primarily related to future attractions which opened later in 2013.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2014 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2014 was primarily attributable to $17.7 million in cash dividends paid to common stockholders along with a $3.5 million repayment of our Term B-2 Loan under the Senior Secured Credit Facilities, as defined below.

Net cash provided by financing activities during the three months ended March 31, 2013 was primarily attributable to proceeds of $35.0 million from the draw down on our Revolving Credit Facility, as defined below, offset by a $5.2 million repayment of term loan borrowings under our Senior Secured Credit Facilities, a $5.0 million repayment on our Revolving Credit Facility and $2.3 million paid in offering costs.

Our Indebtedness

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Senior Secured Credit Facilities

SeaWorld Parks and Entertainment, Inc. (“SEA”) is the borrower under our senior secured credit facilities (the “Senior Secured Credit Facilities”) pursuant to a credit agreement dated as of December 1, 2009, by and among SEA, as borrower, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender and the other agents and lenders party thereto, as the same may be amended, restated, supplemented or modified from time to time.

As of March 31, 2014, our Senior Secured Credit Facilities consisted of a $1,394.5 million senior secured term loan facility (the “Term B-2 Loans”), which will mature on May 14, 2020 and a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon at March 31, 2014. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes with an aggregate principal amount greater than $50.0 million outstanding and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans or the Senior Notes, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of March 31, 2014, we had approximately $23.5 million of outstanding letters of credit. Subsequent to March 31, 2014, we drew $40.0 million on the Revolving Credit Facility and have repaid $25.0 million.

Borrowings under our Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain total leverage ratio. At March 31, 2014, we selected the LIBOR rate (interest rate of 3.00% at March 31, 2014).

The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans and 2.75% , in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At March 31, 2014, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable margin of 2.50%.

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

Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% per annum of the original principal amount of the Term B-2 Loans, with the balance due on the final maturity date. SEA may voluntarily repay amounts outstanding under our Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

Our Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness; make guarantees; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in nature of the business; and make prepayments of junior debt.

Our Senior Secured Credit Facilities also contain covenants requiring SEA to maintain specified maximum annual capital expenditures, a maximum total net leverage ratio and a minimum interest coverage ratio. In addition, our Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default.

As of March 31, 2014, we were in compliance with all covenants in the provisions contained in the documents governing our Senior Secured Credit Facilities.

The Senior Notes

On December 1, 2009, SEA issued $400.0 million aggregate principal amount of 13.5% Senior Notes due 2016. On March 30, 2012, pursuant to an amendment to the indenture governing the Senior Notes, the interest rate was reduced from 13.5% to 11.0%. Interest on the Senior Notes is payable semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee our Senior Secured Credit Facilities. As of March 31, 2014, we had $260.0 million aggregate principal amount of the Senior Notes outstanding.

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

We used a portion of the net proceeds received by us in our initial public offering to redeem $140.0 million in aggregate principal amount of the Senior Notes in April 2013 at a redemption price of 111.0%. The redemption premium of $15.4 million, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs was recorded as a loss on early extinguishment of debt and write-off of discounts and deferred financing costs for the year ended December 31, 2013.

The indenture governing the Senior Notes contains a number of covenants that, among other things, restrict SEA’s ability and the ability of its restricted subsidiaries to, among other things, dispose of certain assets; incur additional indebtedness; pay dividends; prepay subordinated indebtedness; incur liens; make capital expenditures; make investments or acquisitions; engage in mergers or consolidations; and engage in certain types of transactions with affiliates. These covenants are subject to a number of important limitations and exceptions.

As of March 31, 2014, we were in compliance with all covenants in the provisions contained in the indenture governing our Senior Notes.

See Note 6-Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion regarding our Senior Secured Credit Facilities and Senior Notes.

Covenant Compliance

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

The following table reconciles Adjusted EBITDA to net loss for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited, amounts in thousands)
Net loss	$(49,431)	$(40,360)
Benefit from income taxes	(30,040)	(24,046)
Interest expense	20,046	28,606
Depreciation and amortization	41,276	41,408
Secondary offering costs (a)	674	—
Advisory fees (b)	—	925
Equity-based compensation expense (c)	762	320
Other adjusting items (d)	—	111
Other non-cash expenses (e)	908	4,147

Adjusted EBITDA	$(15,805)	$11,111

(a)	Reflects fees and expenses incurred prior to March 31, 2014 in connection with the secondary offering of our common stock in April 2014. The selling stockholders received all of the net proceeds from the offering and we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering.
(b)	Reflects historical fees paid to an affiliate of Blackstone under the 2009 Advisory Agreement. The 2009 Advisory Agreement was terminated on April 24, 2013 in connection with the Company’s initial public offering.
(c)	Reflects non-cash compensation expense associated with the grants of equity compensation.
(d)	Reflects costs related to our acquisition of the Knott’s Soak City Chula Vista water park and pre-opening costs related to Aquatica San Diego.
(e)	Reflects non-cash expenses related to miscellaneous asset write-offs which were expensed.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance, revenue recognition and equity-based compensation. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These critical accounting policies include property and equipment, impairment of long-lived assets, goodwill and other indefinite-lived intangible assets, accounting for income taxes, self-insurance reserves, and revenue recognition. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2014.

Recently Issued Financial Accounting Standards

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). The Company is not aware of any new accounting pronouncements that will have a material impact on the Company’s financial position, results of operations or cash flows.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $2.9 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at March 31, 2014, approximately $1,260.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $394.5 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $2.3 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Form 10-K, as filed on March 21, 2014, except as noted below and except to the extent factual information disclosed elsewhere in this Form 10-Q relates to such risk factors.

Featuring animals at our theme parks involves risks.

Our theme parks feature numerous displays and interactions that include animals. All animal enterprises involve some degree of risk. All animal interaction by our employees and our guests in attractions in our theme parks, where offered, involves risk. While we maintain strict safety procedures for the protection of our employees and guests, injuries or death, while rare, have occurred in the past. For example, in February 2010, a trainer was killed while engaged in an interaction with a killer whale. Following this incident, we were subject to an inspection by the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), which resulted in three citations concerning alleged violations of the Occupational Safety and Health Act and certain regulations thereunder. In 2012, we initiated an appeal of certain of these citations with the U.S. Court of Appeals for the District of Columbia Circuit. On April 11, 2014, the Court of Appeals denied our appeal. That decision is not yet final and remains appealable. We are considering our options for further appeal. In connection with this incident, we reviewed and revised our safety protocols and made certain safety-related facility enhancements. This incident has also been and continues to be the subject of significant media attention, including extensive television and newspaper coverage, a documentary and a book, as well as discussions in social media. This incident and similar events that may occur in the future may harm our reputation, reduce attendance and negatively impact our business, financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the first quarter of 2014. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ending	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014	January 31, 2014	309	$28.69	—	—
February 1, 2014	February 28, 2014	140	32.94	—	—
March 1, 2014	March 31, 2014	2,092	34.40	—	—

		2,541	$33.63	—	—

(1)	All purchases were made pursuant to the Company’s 2013 Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Rule 10b5-1 Plans

Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the SEC under the Securities Exchange Act of 1934, as amended. Our directors, officers and employees have in the past and may from time to time establish such stock trading plans. We do not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically do not undertake to disclose the adoption, amendment, termination or expiration of any such plans.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: May 15, 2014	By:	/s/ James M. Heaney
James M. Heaney
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2014	By:	/s/ Marc G. Swanson
Marc G. Swanson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1	Share Repurchase Agreement dated March 28, 2014, between SeaWorld Entertainment, Inc. and the Partnerships (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1/A filed on April 2, 2014 (No. 333-194751))

10.2	Outside Director Compensation Policy (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.3*	Amended and Restated Outside Director Compensation Policy

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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