Form 10-Q
period 2014-06-30
SeaWorld Entertainment, Inc.
filed 2014-08-14
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The registrant had outstanding 90,013,133 shares of Common Stock, par value $0.01 per share as of August 11, 2014.

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

Trademarks, Service Marks and Tradenames

We own or have rights to use a number of registered and common law trademarks, service marks and trade names in connection with our business in the United States and in certain foreign jurisdictions, including SeaWorld Entertainment, Inc. SM, SeaWorld Parks & Entertainment®, SeaWorld®, Shamu®, Busch Gardens®, Aquatica SeaWorld’s Waterpark™, Discovery Cove®, Sea Rescue™ and other names and marks that identify our theme parks, characters, rides, attractions and other businesses. In addition, we have certain rights to use Sesame Street® marks, characters and related indicia through certain license agreements with Sesame Workshop (f/k/a Children’s Television Workshop).

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

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$63,006	$116,841
Accounts receivable, net	46,810	41,509
Inventories	44,308	36,209
Prepaid expenses and other current assets	22,196	19,613
Deferred tax assets, net	9,617	28,887

Total current assets	185,937	243,059
Property and equipment, at cost	2,564,380	2,485,805
Accumulated depreciation	(789,198)	(714,305)

Property and equipment, net	1,775,182	1,771,500
Goodwill	335,610	335,610
Trade names, net	162,958	163,508
Other intangible assets, net	26,184	27,843
Other assets	39,586	40,753

Total assets	$2,525,457	$2,582,273

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,083	$98,500
Current maturities on long-term debt	14,050	14,050
Accrued salaries, wages and benefits	19,026	23,996
Deferred revenue	135,312	82,945
Dividends payable	18,590	17,939
Other accrued expenses	20,075	15,264

Total current liabilities	325,136	252,694
Long-term debt	1,622,439	1,627,183
Deferred tax liabilities, net	1,409	29,776
Other liabilities	21,073	18,488

Total liabilities	1,970,057	1,928,141

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 89,958,264 shares issued at June 30, 2014 and 89,900,453 shares issued at December 31, 2013	900	899
Additional paid-in capital	654,542	689,394
Accumulated other comprehensive (loss) income	(1,069)	11
(Accumulated deficit) retained earnings	(4,104)	7,991
Treasury stock, at cost (3,250,000 shares at June 30, 2014 and 1,500,000 shares at December 31, 2013)	(94,869)	(44,163)

Total stockholders’ equity	555,400	654,132

Total liabilities and stockholders’ equity	$2,525,457	$2,582,273

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
Admissions	$249,263	$255,001	$386,649	$407,427
Food, merchandise and other	155,888	156,291	230,792	242,475

Total revenues	405,151	411,292	617,441	649,902

Costs and expenses:
Cost of food, merchandise and other revenues	33,651	32,974	50,411	52,802
Operating expenses (exclusive of depreciation and amortization shown separately below)	189,190	194,674	357,102	367,934
Selling, general and administrative	58,564	62,168	103,640	102,155
Termination of advisory agreement	—	50,072	—	50,072
Secondary offering costs	73	—	747	—
Depreciation and amortization	43,086	40,424	84,362	81,832

Total costs and expenses	324,564	380,312	596,262	654,795

Operating income (loss)	80,587	30,980	21,179	(4,893)
Other income, net	(45)	(107)	(28)	(180)
Interest expense	20,638	22,926	40,684	51,532
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	—	32,429	—	32,429

Income (loss) before income taxes	59,994	(24,268)	(19,477)	(88,674)
Provision for (benefit from) income taxes	22,658	(8,414)	(7,382)	(32,460)

Net income (loss)	$37,336	$(15,854)	$(12,095)	$(56,214)

Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of tax	(872)	2,286	(1,080)	2,580

Comprehensive income (loss)	$36,464	$(13,568)	$(13,175)	$(53,634)

Earnings (loss) per share:
Net income (loss) per share, basic	$0.43	$(0.18)	$(0.14)	$(0.66)

Net income (loss) per share, diluted	$0.43	$(0.18)	$(0.14)	$(0.66)

Weighted average common shares outstanding:
Basic	86,877	88,222	87,642	85,510

Diluted	87,189	88,222	87,642	85,510

Cash dividends declared per share:
Cash dividends declared per share	$0.21	$0.20	$0.41	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(In thousands, except share and per share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at December 31, 2013	89,900,453	$899	$689,394	$7,991	$11	$(44,163)	$654,132
Equity-based compensation	—	—	1,335	—	—	—	1,335
Unrealized loss on derivatives, net of tax benefit of $660	—	—	—	—	(1,080)	—	(1,080)
Vesting of restricted shares	61,830	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(4,019)	—	(130)	—	—	—	(130)
Cash dividends declared to stockholders ($0.41 per share)	—	—	(36,056)	—	—	—	(36,056)
Repurchase of 1,750,000 shares of treasury stock, at cost	—	—	—	—	—	(50,706)	(50,706)
Net loss	—	—	—	(12,095)	—	—	(12,095)

Balance at June 30, 2014	89,958,264	$900	$654,542	$(4,104)	$(1,069)	$(94,869)	$555,400

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(12,095)	$(56,214)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,362	81,832
Amortization of debt issuance costs and discounts	5,168	7,441
Loss on sale or disposal of assets	1,093	4,235
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	—	32,429
Deferred income tax benefit	(8,438)	(32,460)
Equity-based compensation	1,335	2,222
Changes in assets and liabilities:
Accounts receivable	(7,501)	(22,011)
Inventories	(8,099)	(9,563)
Prepaid expenses and other current assets	(2,354)	(1,914)
Accounts payable	24,697	26,070
Accrued salaries, wages and benefits	(4,970)	(8,498)
Deferred revenue	53,799	69,855
Other accrued expenses	4,418	4,179
Other assets and liabilities	2,094	128

Net cash provided by operating activities	133,509	97,731

Cash Flows From Investing Activities:
Capital expenditures	(93,847)	(88,025)
Change in restricted cash	(229)	(232)

Net cash used in investing activities	(94,076)	(88,257)

Cash Flows From Financing Activities:
Repayment of long-term debt	(7,025)	(182,229)
Proceeds from draw on revolving credit facility	40,000	35,000
Repayment of revolving credit facility	(40,000)	(35,000)
Purchase of treasury stock	(50,706)	—
Dividends paid to stockholders	(35,407)	(184)
Payment of tax withholdings on equity-based compensation through shares withheld	(130)	—
Redemption premium payment	—	(15,400)
Proceeds from the issuance of debt	—	1,455
Proceeds from issuance of common stock in initial public offering, net of underwriter commissions	—	253,800
Debt issuance costs	—	(13,961)
Offering costs	—	(4,694)

Net cash (used in) provided by financing activities	(93,268)	38,787

Change in Cash and Cash Equivalents	(53,835)	48,261
Cash and Cash Equivalents—Beginning of period	116,841	45,675

Cash and Cash Equivalents—End of period	$63,006	$93,936

Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$22,215	$31,414

Dividends declared, but unpaid	$18,590	$18,072

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

On April 9, 2014, the selling stockholders completed a registered secondary offering of 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. Concurrently with the closing of the secondary offering in April 2014, the Company repurchased 1,750,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the secondary offering. See further discussion in Note 12- Stockholders’ Equity.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Segment Reporting

The Company maintains discrete financial information for each of its eleven theme parks, which is used by the Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer, as a basis for allocating resources. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics. In addition, all of the theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target similar consumer groups. Accordingly, based on these economic and operational similarities and the way the CODM monitors the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). The Company is not aware of any new accounting pronouncements that will have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be annual reporting periods beginning after December 15, 2016 using one of two retrospective application methods. The Company is evaluating the accounting and disclosure requirements on its consolidated financial statements but does not currently anticipate a material impact to the consolidated financial statements upon adoption.

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$37,336	86,877	$0.43	$(15,854)	88,222	$(0.18)	$(12,095)	87,642	$(0.14)	$(56,214)	85,510	$(0.66)
Effect of dilutive incentive-based awards		312			—			—			—

Diluted earnings (loss) per share	$37,336	87,189	$0.43	$(15,854)	88,222	$(0.18)	$(12,095)	87,642	$(0.14)	$(56,214)	85,510	$(0.66)

In accordance with the Earnings Per Share Topic of the ASC, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period (excluding unvested restricted stock). The weighted average number of repurchased shares during the period that are held as treasury stock are excluded from common stock outstanding. Diluted earnings (loss) per share is determined based on the dilutive effect of unvested restricted stock probable of vesting using the treasury stock method. The Company excluded potentially dilutive shares of 622 (in thousands) for the three months ended June 30, 2013, and potentially dilutive shares of 324 (in thousands) and 699 (in thousands) for the six months ended June 30, 2014 and 2013, respectively, from the calculation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in those periods.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

4. INCOME TAXES

Income tax expense (benefit) is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2014 was 37.8% and 37.9%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2013 was 34.7% and 36.6%, respectively, and differs from the statutory federal income tax rate primarily due to certain tax credits and state income taxes.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an uncertain tax position. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of tax expense to the applicable period.

5. OTHER ACCRUED EXPENSES

Other accrued expenses at June 30, 2014 and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
Accrued property taxes	$7,005	$2,113
Accrued interest	2,621	2,636
Self-insurance reserve	7,800	7,800
Other	2,649	2,715

Total other accrued expenses	$20,075	$15,264

6. LONG-TERM DEBT

Long-term debt as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
Term B-2 Loans	$1,390,950	$1,397,975
Revolving credit agreement	—	—
Senior Notes	260,000	260,000

Total long-term debt	1,650,950	1,657,975
Less discounts	(14,461)	(16,742)
Less current maturities	(14,050)	(14,050)

Total long-term debt, net of current maturities	$1,622,439	$1,627,183

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement dated as of December 1, 2009 (“Senior Secured Credit Facilities”). Also on December 1, 2009, SEA issued $400,000 aggregate principal amount of unsecured senior notes due December 1, 2016 (the “Senior Notes”). In conjunction with the Company’s initial public offering completed on April 24, 2013, the Company used a portion of the net proceeds received from the offering to repay $37,000 of the outstanding indebtedness under the then existing Term B Loan and to redeem $140,000 aggregate principal amount of its Senior Notes at a redemption price of 111.0%, plus accrued and unpaid interest thereon. See further discussion in Note 12- Stockholders’ Equity.

Deferred financing costs, net of accumulated amortization and amounts written-off for early extinguishment of debt, were $29,430 and $32,317 as of June 30, 2014 and December 31, 2013, respectively, are being amortized to interest expense using the effective interest method over the term of the Senior Secured Credit Facilities or the Senior Notes and are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2014, the Company was in compliance with all covenants in the provisions contained in the documents governing the Senior Secured Credit Facilities and in the indenture governing the Senior Notes.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Senior Secured Credit Facilities

As of June 30, 2014, the Senior Secured Credit Facilities consisted of a $1,390,950 senior secured term loan facility (the “Term B-2 Loans”), which will mature on May 14, 2020 and a $192,500 senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon at June 30, 2014. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes with an aggregate principal amount greater than $50,000 outstanding and (2) the maturity date of any indebtedness incurred to refinance any of the term loans or the Senior Notes.

The Term B-2 Loans were borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain total leverage ratio. At June 30, 2014, the Company selected the LIBOR rate (interest rate of 3.00% at June 30, 2014).

The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At June 30, 2014, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable margin of 2.50%. The Company had no amounts outstanding relating to the Revolving Credit Facility at June 30, 2014 and December 31, 2013.

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

As of June 30, 2014, the Company had approximately $16,100 of outstanding letters of credit, leaving approximately $176,400 available for borrowing.

Senior Notes

The Senior Notes interest rate is 11.0% per annum. Interest is paid semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee the Senior Secured Credit Facilities. Prior to December 1, 2014, SEA may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as of, and accrued and unpaid interest to the redemption date, subject to the right of the holders of record on the relevant record date to receive interest due on the relevant interest payment date. The “Applicable Premium” is defined as the greater of (1) 1.0% of the principal amount of the Senior Notes and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of the Senior Notes at December 1, 2014 plus (ii) all required interest payments due on the Senior Notes through December 1, 2014 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points over (b) the principal amount of the Senior Notes. On or after December 1, 2014, the Senior Notes may be redeemed at 105.5% and 102.75% of the principal balance beginning on December 1, 2014 and 2015, respectively.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Under the indenture governing the Senior Notes and under the credit agreement governing the Senior Secured Credit Facilities, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by the Company’s ability to satisfy tests based on covenant Adjusted EBITDA, as defined.

Long-term debt at June 30, 2014, is repayable as follows, not including any possible prepayments:

Years Ending December 31,
2014	$7,025
2015	14,050
2016	274,050
2017	14,050
2018	14,050
Thereafter	1,327,725

Total	$1,650,950

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

SEA designated the interest rate swap agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 7- Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes and the interest rate swap agreements was $37,355 and $47,881 for the six month period ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014 and December 31, 2013, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and six months ended June 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2014, the Company had three outstanding interest rate swaps with a combined notional value of $1,000,000 that were designated as cash flow hedges of interest rate risk. In connection with Amendment No. 5 to the Senior Secured Credit Facility on May 14, 2013, the Company restructured two of its then existing interest rate swaps to match the refinanced debt. The restructuring of the interest rate swap required a re-designation of the hedge accounting relationship. The re-designation is expected to result in the recognition of a minimal amount of ineffectiveness throughout the remaining term of the interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014 and 2013, there was no ineffective portion recognized in earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $2,914 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheet as of June 30, 2014:

	As of June 30, 2014
	Asset Derivatives		Liabilities Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$1,625

Total derivatives designated as hedging instruments		$—		$1,625

The unrealized loss on derivatives is recorded net of a tax benefit of $537 and $660 for the three and six months ended June 30, 2014, respectively, and is included within the unaudited condensed consolidated statements of comprehensive income (loss).

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheet as of December 31, 2013:

	As of December 31, 2013
	Asset Derivatives		Liabilities Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$71	Other liabilities	$—

Total derivatives designated as hedging instruments		$71		$—

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships:
(Loss) gain related to effective portion of derivatives recognized in accumulated other comprehensive (loss) income	$(2,147)	$4,046	$(2,873)	$4,718
Gain (loss) related to effective portion of derivatives reclassified from accumulated other comprehensive (loss) income to interest expense	$738	$(382)	$1,133	$(722)
Gain (loss) related to ineffective portion of derivatives recognized in other income (expense)	$—	$—	$—	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,688. As of June 30, 2014, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at their termination value of $1,688.

Changes in Accumulated Other Comprehensive (Loss) Income

The following table reflects the changes in accumulated other comprehensive (loss) income for the six months ended June 30, 2014, net of tax:

Gains (Losses) on Cash Flow Hedges
Accumulated other comprehensive (loss) income:
Balance at December 31, 2013	$11
Other comprehensive loss before reclassifications	(1,783)
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	703

Unrealized loss on derivatives, net of tax	(1,080)

Balance at June 30, 2014	$(1,069)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurements and Disclosures, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of June 30, 2014 approximates their carrying value due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes are classified in Level 3 of the fair value hierarchy and have been valued using significant inputs that are not observable in the market including a discount rate of 9.44% and projected cash flows of the underlying Senior Notes.

There were no transfers between Levels 1, 2 or 3 during the three or six months ended June 30, 2014 and 2013. The Company did not have any assets measured at fair value as of June 30, 2014. The following table presents the Company’s estimated fair value measurements and related classifications as of June 30, 2014:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2014
Liabilities:
Derivative financial instruments (a)	$—	$1,625	$—	$1,625
Long-term obligations (b)	$—	$1,390,950	$272,910	$1,663,860

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $1,625.
(b)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,622,439 as of June 30, 2014.

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

9. RELATED-PARTY TRANSACTIONS

Prior to April 2013, certain affiliates of Blackstone provided monitoring, advisory, and consulting services to the Company under an advisory fee agreement (the “2009 Advisory Agreement”), which was terminated on April 24, 2013, in connection with the completion of the initial public offering (see Note 12 – Stockholders’ Equity). Fees related to these services, which were based upon a multiple of Adjusted EBITDA as defined in the 2009 Advisory Agreement, amounted to $1,874 and $2,799 for the three and six months ended June 30, 2013. These amounts are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). There were no fees related to these services in the three or six months ended June 30, 2014 due to the termination of the 2009 Advisory Agreement in April 2013.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In connection with the completion of the initial public offering in April 2013 (see Note 12 – Stockholders’ Equity), the 2009 Advisory Agreement between the Company and affiliates of Blackstone was terminated (except for certain provisions relating to indemnification and certain other provisions, which survived termination). In connection with such termination, in April 2013, the Company paid a termination fee of $46,300 to Blackstone using a portion of the net proceeds from the offering and wrote off $3,772 of the 2013 prepaid advisory fee. The combined expense of $50,072 was recorded as termination of advisory agreement during the three and six months ended June 30, 2013 in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

In March 2014 the Company’s Board of Directors declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on March 20, 2014 (see Note 12 – Stockholders’ Equity). In May 2014, the Company’s Board of Directors declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on June 20, 2014. In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $7,849 and $4,252 on April 1, 2014, and July 1, 2014, respectively.

In December 2013 and April 2014, the Company repurchased shares of its common stock from the selling stockholders concurrently with the closing of the respective secondary offerings in December 2013 and April 2014. See further discussion in Note 12 – Stockholders’ Equity.

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

Employee Units Surrendered for Common Stock

Prior to April 18, 2013, the Company had an Employee Unit Incentive Plan (“Employee Unit Plan”). Under the Employee Unit Plan, the Partnerships granted employee units to certain key employees of SEA (“Employee Units”). The Employee Units that were granted were accounted for as equity awards and were divided into three tranches, Time Vesting Units (“TVUs”), 2.25x Performance Vesting Units (“PVUs”) and 2.75x PVUs. Separately, certain members of management in 2011 also purchased Class D Units of the Partnerships (“Class D Units”).

Prior to the consummation of the Company’s initial public offering, on April 18, 2013, the Employee Units and Class D Units held by certain of the Company’s directors, officers, employees, and consultants were surrendered to the Partnerships and such individuals received an aggregate of 4,165,861 shares of the Company’s issued and outstanding common stock from the Partnerships. The number of shares of the Company’s common stock received by such individuals from the Partnerships was determined in a manner intended to replicate the economic value to each equity holder immediately prior to the transaction. The Class D Units and vested Employee Units were surrendered for an aggregate of 949,142 shares of common stock. The unvested Employee Units were surrendered for an aggregate of 3,216,719 unvested restricted shares of the Company’s common stock, which are subject to vesting terms substantially similar to those applicable to the unvested Employee Units immediately prior to the transaction. These unvested restricted shares consisted of Time Restricted shares (the “Time Restricted shares”), and 2.25x and 2.75x Performance Restricted shares, (collectively, the “Performance Restricted shares”), which, for accounting purposes, were removed from the Company’s issued and outstanding shares until their restrictions are met.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

TVUs and Time Restricted Shares

The shares of stock received upon surrender of the Employee Units contain substantially identical terms, conditions and vesting schedules as the previously outstanding Employee Units. Compensation expense related to the Time Restricted share awards was $276 and $526 for the three and six months ended June 30, 2014, respectively. Total combined compensation expense relating to the TVU and Time Restricted share awards was $611 and $931 for the three and six months ended June 30, 2013, respectively. Equity compensation expense is included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statement of comprehensive income (loss). Total unrecognized compensation cost related to the unvested Time Restricted shares, expected to be recognized over the remaining vesting term was $797 as of June 30, 2014.

2.25x and 2.75x PVUs and Performance Restricted Shares

The Performance Restricted shares received upon surrender of the Employee Unit PVUs contain substantially the same terms and conditions as the previously outstanding Employee Unit PVUs. The 2.25x Performance Restricted shares vest if the employee is employed by the Company when and if Blackstone receives cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of its Partnerships units equal to (x) a 20% annualized effective compounded return rate on Blackstone’s investment and (y) a 2.25x multiple on Blackstone’s investment. The 2.75x Performance Restricted shares vest if the employee is employed by the Company when and if Blackstone receives cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of its Partnerships units equal to (x) a 15% annualized effective compounded return rate on Blackstone’s investment and (y) a 2.75x multiple on Blackstone’s investment. The Performance Restricted shares have no termination date other than termination of employment from the Company and there are no service or period vesting conditions associated with the Performance Restricted shares other than employment at the time the benchmark was reached. No compensation expense will be recorded related to the Performance Restricted shares until their vesting is probable, accordingly, no compensation expense has been recorded during the three or six months ended June 30, 2014 or 2013 related to these PVUs or Performance Restricted share awards. Total unrecognized compensation expense as of June 30, 2014, was approximately $27,880 and $18,710 for these 2.25x and 2.75x Performance Restricted shares, respectively.

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

On April 19, 2013, 494,557 shares of restricted stock were granted to the Company’s directors, officers and employees under the 2013 Omnibus Incentive Plan. The shares granted were in the form of time vesting restricted shares (“Time Restricted Omnibus shares”), 2.25x performance restricted shares (“2.25x Performance Restricted Omnibus shares”) and 2.75x performance restricted shares (“2.75x Performance Restricted Omnibus shares”).

Equity compensation expense related to time restricted shares awarded under the 2013 Omnibus Incentive Plan was $297 and $809 in the three and six months ended June 30, 2014, respectively, and $1,291 for the three and six months ended June 30, 2013. As of June 30, 2014, unrecognized equity compensation expense related to the time restricted shares awarded under the 2013 Omnibus Incentive Plan was $1,410 to be recognized over the remaining requisite service period. There is no compensation expense recorded related to the Performance Restricted Omnibus shares until their issuance is probable. Total unrecognized compensation expense as of June 30, 2014 was approximately $4,930 and $3,730 for the 2.25x Performance Restricted Omnibus shares and 2.75x Performance Restricted Omnibus shares, respectively.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Based on cash proceeds previously received by Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock in December 2013 and April 2014, the Company’s repurchase of shares directly from Blackstone and the cumulative dividends paid to Blackstone by the Company through July 1, 2014, if Blackstone receives additional future cash proceeds of approximately $27,000, and other vesting conditions are satisfied, the 2.25x Performance Restricted shares and 2.25x Performance Restricted Omnibus shares will vest. Similarly, if Blackstone receives additional future cash proceeds of approximately $623,000, and other vesting conditions are satisfied, the 2.75x Performance Restricted shares and the 2.75x Performance Restricted Omnibus shares will vest. As receipt of these future cash proceeds will be primarily related to liquidity events, such as secondary offerings of stock, the shares are not considered to be probable of vesting until such events are consummated.

As of June 30, 2014, there were 14,519,888 shares of common stock available for future issuance under the Company’s 2013 Omnibus Incentive Plan.

12. STOCKHOLDERS’ EQUITY

As of June 30, 2014, 89,958,264 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 3,304,975 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11 – Equity-Based Compensation).

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

Secondary Offerings and Concurrent Share Repurchases

On December 17, 2013, the selling stockholders completed an underwritten secondary offering of 18,000,000 shares of common stock. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. The Company incurred fees and expenses of $1,407 in connection with the secondary offering which was shown as secondary offering expenses on the consolidated statement of comprehensive income for the year ended December 31, 2013. Concurrently with the closing of the secondary offering, the Company repurchased 1,500,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the secondary offering. All repurchased shares were recorded as treasury stock at a cost of $44,163 and reflected as a reduction to stockholders’ equity at June 30, 2014 and December 31, 2013 on the accompanying unaudited condensed consolidated balance sheets.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On April 9, 2014, the selling stockholders completed an underwritten secondary offering of 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. In the three and six months ended June 30, 2014, the Company incurred fees and expenses of $73 and $747, respectively, in connection with this secondary offering which is shown as secondary offering expenses on the accompanying unaudited condensed consolidated statement of comprehensive income (loss). Concurrently with the closing of the secondary offering in April 2014, the Company repurchased 1,750,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the secondary offering. All of these repurchased shares were recorded as treasury stock at a cost of $50,706 and reflected as a reduction to stockholders’ equity at June 30, 2014 on the accompanying unaudited condensed consolidated balance sheets.

Dividends

The Company’s Board of Directors (the “Board”) has adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. In the six months ended June 30, 2014, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
December 20, 2013	January 3, 2014	$0.20
March 20, 2014	April 1, 2014	$0.20
June 20, 2014	July 1, 2014	$0.21

As the Company had an accumulated deficit at the time the June 20 and March 20, 2014 dividends were declared, these dividends were accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity. Dividends paid to common stockholders were $35,407 in the six months ended June 30, 2014.

Unvested restricted shares carry dividend rights and therefore the dividends are payable as the shares vest in accordance with the underlying stock compensation grants. As of June 30, 2014, the Company had $18,590 of cash dividends payable recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet. Dividends on the 2.25x and 2.75x Performance Restricted shares, including the 2.25x and 2.75x Performance Restricted Omnibus shares (collectively the “Performance Restricted shares”), were approximately $1,470 for each tranche and will accumulate and be paid only if and to the extent the Performance Restricted shares vest in accordance with their terms. The Company has not recorded a payable related to these dividends as the vesting of the Performance Restricted shares is not probable.

Share Repurchase Program

On August 12, 2014, the Board authorized a share repurchase program of up to $250.0 million (not in thousands) of the Company’s common stock beginning on January 1, 2015. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

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

Business Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands, including SeaWorld, Shamu and Busch Gardens. Over our more than 50-year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind collection of approximately 86,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. In addition to our theme parks, we have recently begun to leverage our brands into media, entertainment and consumer products. During the three months ended June 30, 2014, we hosted approximately 6.6 million guests in our theme parks, including approximately 0.9 million international guests. In the three months ended June 30, 2014, we generated total revenues of $405.2 million and net income of $37.3 million. During the six months ended June 30, 2014, we hosted approximately 9.6 million guests in our theme parks, including approximately 1.6 million international guests. In the six months ended June 30, 2014, we generated total revenues of $617.4 million and incurred a net loss of $12.1 million.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•	Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 62% and 63% of our total revenue for the three and six months ended June 30, 2014, respectively. For the second quarter of 2014, we reported $37.86 in admission per capita, representing a decrease of 2.5% from the second quarter of 2013. For the six months ended June 30, 2014, we reported $40.15 in admission per capita, representing a decrease of 0.8% from the six months ended June 30, 2013. Admission per capita is driven by ticket pricing, the mix of tickets purchased (such as single day, multi-day and annual pass) and the mix of attendance by theme parks visited.

•	In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the three and six months ended June 30, 2014, food, merchandise and other revenue accounted for approximately 38% and 37% of our total revenue, respectively. For the second quarter of 2014, we reported $23.68 of in-park per capita spending, a decrease of 0.5% from the second quarter of 2013. For the six months ended June 30, 2014, we reported $23.97 of in-park per capita spending, a decrease of 0.5% from the six months ended June 30, 2013. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending.

Trends Affecting Our Results of Operations

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation. Adverse publicity concerning our business generally could harm our brands, reputation and results of operations. The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity. Recently, our business and SeaWorld-branded parks, in particular, have been the target of negative media attention, particularly in the state of California where legislation was proposed in March 2014 seeking to restrict our ability to display certain animals in that state. We believe we are experiencing demand pressures, particularly in California, partly due to such media attention. We have introduced and are considering a number of initiatives to address public perceptions and raise and protect brand awareness.

Our success also depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. In the past, severe economic downturns, coupled with high volatility and uncertainty as to the future global economic landscape, have had and continues to have an adverse effect on consumers’ discretionary income and consumer confidence. Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. Historically, our revenue and attendance growth have been highly correlated with domestic economic growth, as reflected in the gross domestic product (“GDP”) and the overall level of growth in domestic consumer spending. For example, in 2009 and 2010, we experienced a decline in attendance as a result of the global economic crisis, which, in turn, adversely affected our revenue and profitability. We expect that forecasted moderate improvements in GDP and growth in domestic consumer spending will have a positive impact on our future performance.

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

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, weather, global and regional economic conditions, competitive offerings and consumer confidence. Admission per capita is driven by ticket pricing, the mix of ticket type purchased (such as single day, multi-day, and annual pass) and the mix of attendance by theme parks visited. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending. For other factors affecting our revenues, see the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

Results of Operations

The following discussion provides an analysis of our operating results for the three and six months ended June 30, 2014 and 2013. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table presents key operating and financial information for the three months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,
	2014	2013
	(Unaudited, in thousands, except per capita data)
Summary financial data:
Net revenues:
Admissions	$249,263	$255,001
Food, merchandise and other	155,888	156,291

Total revenues	405,151	411,292

Costs and expenses:
Cost of food, merchandise and other revenues	33,651	32,974
Operating expenses (exclusive of depreciation and amortization shown separately below)	189,190	194,674
Selling, general and administrative	58,564	62,168
Termination of advisory agreement	—	50,072
Secondary offering costs	73	—
Depreciation and amortization	43,086	40,424

Total costs and expenses	324,564	380,312

Operating income	80,587	30,980
Other income, net	(45)	(107)
Interest expense	20,638	22,926
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	—	32,429

Income (loss) before income taxes	59,994	(24,268)
Provision for (benefit from) income taxes	22,658	(8,414)

Net income (loss)	$37,336	$(15,854)

Other data:
Attendance	6,584	6,563

Total revenue per capita	$61.54	$62.67

Admissions revenue. Admissions revenue for the three months ended June 30, 2014 decreased $5.7 million (2.2%) to $249.3 million as compared to $255.0 million for the three months ended June 30, 2013. The decrease in admissions revenue was primarily a result of a 2.5% decrease in admission per capita from $38.85 in the second quarter of 2013 to $37.86 in the second quarter of 2014, offset slightly by a 0.3% increase in attendance. The decrease in admission per capita was primarily a result of an increase in promotional offerings and an unfavorable change in the park attendance mix. Attendance for the quarter improved when compared to the second quarter of 2013 due to a number of offsetting factors. Overall attendance for the quarter increased due to a shift in the timing of Easter into the second quarter in 2014 along with favorable weather compared to the same quarter in 2013. This increase was offset by lower attendance at our destination theme parks due to a combination of factors, including a late start to summer for some schools in our key source markets, new attraction offerings at competitor parks and a delay in the opening of one of our new attractions. In addition, attendance in the quarter was impacted by demand pressures we believe were related to recent media attention surrounding proposed legislation in the state of California. The comparable prior year quarter also included the favorable attendance impact from the opening of Antarctica: Empire of the Penguin®, our largest expansion ever at our SeaWorld Orlando park.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2014 decreased slightly by $0.4 million (less than 1%) to $155.9 million as compared to $156.3 million for the three months ended June 30, 2013. In-park per capita spending was $23.68 for the second quarter of 2014, compared to $23.81 in the second quarter of 2013.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2014 increased $0.7 million (2.1%) to $33.7 million as compared to $33.0 million for the three months ended June 30, 2013. These costs represent 21.6% of related revenue earned for the three months ended June 30, 2014 and 21.1% of related revenue earned for the three months ended June 30, 2013.

Operating expenses. Operating expenses for the three months ended June 30, 2014 decreased $5.5 million (2.8%) to $189.2 million as compared to $194.7 million for the three months ended June 30, 2013. The decrease was primarily a result of a reduction in variable labor costs and other cost mitigation efforts employed by our park operators. Operating expenses were 46.7% of total revenues for the three months ended June 30, 2014 compared to 47.3% for the three months ended June 30, 2013.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2014 decreased $3.6 million (5.8%) to $58.6 million as compared to $62.2 million for the three months ended June 30, 2013. The decrease was primarily related to the elimination of the 2009 Advisory Agreement fees due to the termination of this agreement in the prior year, along with a decrease in equity compensation expense. As a percentage of total revenue, selling, general and administrative expenses were 14.5% in the second quarter of 2014 compared to 15.1% in the second quarter of 2013.

Termination of advisory agreement. During the three months ended June 30, 2013, in conjunction with the completion of our initial public offering, the 2009 Advisory Agreement was terminated. In connection with such termination, we paid a termination fee of $46.3 million to an affiliate of Blackstone and recorded a write-off of $3.8 million in 2013 prepaid advisory fees.

Secondary offering costs. Secondary offering costs for the three months ended June 30, 2014 of $0.1 million relate to fees and expenses incurred in connection with the secondary offering of our common stock by the selling stockholders that was completed on April 9, 2014. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2014 increased $2.7 million (6.6%) to $43.1 million as compared to $40.4 million for the three months ended June 30, 2013 due to the impact of new asset additions offset by fully depreciated assets.

Interest expense. Interest expense for the three months ended June 30, 2014 decreased $2.3 million (10.0%) to $20.6 million as compared to $22.9 million for the three months ended June 30, 2013, primarily reflecting the effects of the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million in term loan under our Senior Secured Credit Facilities in April 2013 with a portion of the net proceeds from our initial public offering as well as the impact of Amendment No. 5 to our Senior Secured Credit Facilities, which reduced the interest rate applicable to borrowings under our Senior Secured Credit Facilities.

Provision for (benefit from) income taxes. The Company reported a provision for income taxes in the three months ended June 30, 2014 of $22.7 million compared to a benefit from income taxes of $8.4 million for the three months ended June 30, 2013. The increase results from the impact of pretax income in the second quarter of 2014, compared to a pretax loss in the second quarter of 2013 along with an increase in our effective income tax rate (from 34.7% to 37.8%). Our effective income tax rate increased compared to 2013 due to certain tax credits taken in 2013 that are currently expired.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table presents key operating and financial information for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited, in thousands, except per capita data)
Summary financial data:
Net revenues:
Admissions	$386,649	$407,427
Food, merchandise and other	230,792	242,475

Total revenues	617,441	649,902

Costs and expenses:
Cost of food, merchandise and other revenues	50,411	52,802
Operating expenses (exclusive of depreciation and amortization shown separately below)	357,102	367,934
Selling, general and administrative	103,640	102,155
Termination of advisory agreement	—	50,072
Secondary offering costs	747	—
Depreciation and amortization	84,362	81,832

Total costs and expenses	596,262	654,795

Operating income (loss)	21,179	(4,893)
Other income, net	(28)	(180)
Interest expense	40,684	51,532
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	—	32,429

Loss before income taxes	(19,477)	(88,674)
Benefit from income taxes	(7,382)	(32,460)

Net loss	$(12,095)	$(56,214)

Other data:
Attendance	9,629	10,062

Total revenue per capita	$64.12	$64.59

Admissions revenue. Admissions revenue for the six months ended June 30, 2014 decreased $20.8 million (5.1%) to $386.6 million as compared to $407.4 million for the six months ended June 30, 2013. The decrease in admissions revenue was a result of a 4.3% decrease in attendance, along with a slight decrease of 0.8% in admission per capita from $40.49 in the first half of 2013 to $40.15 in the first half of 2014. Attendance for the first half of 2014 was largely impacted by a decrease in attendance at our destination theme parks, primarily in the second quarter of 2014, due to a combination of factors including a late start to summer for some schools in our key source markets, new attraction offerings at competitor parks and a delay in the opening of one of our new attractions. In addition, attendance, particularly in the second quarter of 2014, was also impacted by demand pressures we believe were related to recent media attention surrounding proposed legislation in the state of California. Attendance for the first half of 2014 was also impacted by adverse weather during the first quarter in the Florida and Texas markets.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2014 decreased by $11.7 million (4.8%) to $230.8 million as compared to $242.5 million for the six months ended June 30, 2013. This decrease was primarily a result of the 4.3% decrease in total attendance. In-park per capita spending was $23.97 for the first half of 2014, compared to $24.10 in the first half of 2013.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2014 decreased $2.4 million (4.5%) to $50.4 million as compared to $52.8 million for the six months ended June 30, 2013. These costs represent 21.8% of related revenue earned for both the six months ended June 30, 2014 and 2013.

Operating expenses. Operating expenses for the six months ended June 30, 2014 decreased $10.8 million (2.9%) to $357.1 million as compared to $367.9 million for the six months ended June 30, 2013. The decrease was primarily a result of a reduction in variable labor costs and other cost mitigation efforts employed by our park operators along with a decrease in miscellaneous asset write-offs. Operating expenses were 57.8% of total revenues for the six months ended June 30, 2014 compared to 56.6% for the six months ended June 30, 2013.

Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2014 increased $1.5 million (1.4%) to $103.6 million as compared to $102.2 million for the six months ended June 30, 2013. The increase was primarily related to marketing costs driven by the launch of our SeaWorld brand 50th anniversary celebration, largely offset by the elimination of the 2009 Advisory Agreement fees due to the termination of this agreement in April 2013. As a percentage of total revenue, selling, general and administrative expenses were 16.8% in the six months ended June 30, 2014 compared to 15.7% in the six months ended June 30, 2013.

Termination of advisory agreement. During the six months ended June 30, 2013, in conjunction with the completion of our initial public offering, the 2009 Advisory Agreement was terminated. In connection with such termination, we paid a termination fee of $46.3 million to an affiliate of Blackstone and recorded a write-off of $3.8 million in 2013 prepaid advisory fees.

Secondary offering costs. Secondary offering costs for the six months ended June 30, 2014 of $0.7 million relate to fees and expenses incurred in connection with the secondary offering of our common stock by the selling stockholders that was completed on April 9, 2014. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2014 increased $2.5 million (3.1%) to $84.4 million as compared to $81.8 million for the six months ended June 30, 2013 due to the impact of new asset additions offset by fully depreciated assets.

Interest expense. Interest expense for the six months ended June 30, 2014 decreased $10.8 million (21.1%) to $40.7 million as compared to $51.5 million for the six months ended June 30, 2013, primarily reflecting the effects of the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million in term loan under our Senior Secured Credit Facilities in April 2013 with a portion of the net proceeds from our initial public offering as well as the impact of Amendment No. 5 to our Senior Secured Credit Facilities, which reduced the interest rate applicable to borrowings under our Senior Secured Credit Facilities.

Benefit from income taxes. The benefit from income taxes for the six months ended June 30, 2014 decreased $25.1 million (77.3%) to $7.4 million as compared to $32.5 million for the six months ended June 30, 2013. The decrease results from the impact of a lower pretax loss in the first six months of 2014 offset by an increase in our effective income tax rate (from 36.6% to 37.9%). Our effective income tax rate increased compared to 2013 due to certain tax credits taken in 2013 that are currently expired.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and common stock dividends. As of June 30, 2014, we had a working capital deficit of approximately $139.2 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

The Company’s Board of Directors (the “Board”) has adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. Dividends paid to stockholders were $35.4 million in the six months ended June 30, 2014. The amount and timing of any future dividends payable on our common stock is within the sole discretion of the Board.

Approximately $0.4 million of dividends declared through June 30, 2014, will be paid as certain time restricted shares vest over their requisite service periods. Dividends on certain performance restricted shares were approximately $2.9 million and will accumulate and be paid only if and to the extent the shares vest in accordance with their terms. See Note 12-Stockholders’ Equity to our unaudited condensed consolidated financial statements for further discussion.

Concurrently with the closing of the secondary offering on December 17, 2013, we repurchased 1.5 million shares of our common stock directly from the selling stockholders in a private, non-underwritten transaction. All repurchased shares are recorded as treasury stock at a cost of $44.2 million and reflected as a reduction to stockholders’ equity at June 30, 2014 and December 31, 2013.

Concurrently with the closing of the secondary offering on April 9, 2014, we repurchased 1.75 million shares of our common stock directly from the selling stockholders in a private, non-underwritten transaction. All of these repurchased shares were recorded as treasury stock at a cost of $50.7 million and reflected as a reduction to stockholders’ equity at June 30, 2014.

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

On August 12, 2014, our Board of Directors authorized a share repurchase program of up to $250.0 million of our common stock beginning on January 1, 2015. Under the repurchase program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited, in thousands)
Net cash provided by operating activities	$133,509	$97,731
Net cash used in investing activities	(94,076)	(88,257)
Net cash (used in) provided by financing activities	(93,268)	38,787

Net (decrease) increase in cash and cash equivalents	$(53,835)	$48,261

Cash Flows from Operating Activities

Net cash provided by operating activities was $133.5 million during the six months ended June 30, 2014 as compared to $97.7 million during the six months ended June 30, 2013, which included a cash payment of $46.3 million for the 2009 Advisory Agreement termination fee paid in conjunction with our initial public offering in April 2013. The change in net cash provided by operating activities was also impacted by a decrease in total revenue in the first half of 2014 primarily related to a decline in attendance offset by favorable changes in our working capital accounts when compared to the prior year period.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the six months ended June 30, 2014 consisted primarily of capital expenditures of $93.8 million largely related to future attractions. Net cash used in investing activities during the six months ended June 30, 2013 consisted of $88.0 million of capital expenditures largely related to attractions that opened in 2013.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2014 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2014 was primarily attributable to $50.7 million used to repurchase 1.75 million shares of our stock, $35.4 million in cash dividends paid to common stockholders and $7.0 million paid on our Term B-2 Loan under the Senior Secured Credit Facilities, as defined below.

Net cash provided by financing activities during the six months ended June 30, 2013 was primarily attributable to proceeds of $253.8 million from our initial public offering, net of underwriter commissions, offset by $182.2 million of repayments of debt that primarily included the redemption of $140.0 million of our Senior Notes, as defined below, and a repayment of $37.0 million of indebtedness on our then existing Term B Loan. We also paid $15.4 million in redemption premium for the Senior Notes, $14.0 million in debt issuance costs and $4.7 million in offering costs during the six months ended June 30, 2013.

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

As of June 30, 2014, our Senior Secured Credit Facilities consisted of a $1,391.0 million senior secured term loan facility (the “Term B-2 Loans”), which will mature on May 14, 2020 and a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon at June 30, 2014. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes with an aggregate principal amount greater than $50.0 million outstanding and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans or the Senior Notes, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of June 30, 2014, we had approximately $16.1 million of outstanding letters of credit.

Borrowings under our Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain total leverage ratio. At June 30, 2014, we selected the LIBOR rate (interest rate of 3.00% at June 30, 2014).

The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At June 30, 2014, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable margin of 2.50%.

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

Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans, with the balance due on the final maturity date. SEA may voluntarily repay amounts outstanding under our Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

As of June 30, 2014, we were in compliance with all covenants in the provisions contained in the documents governing our Senior Secured Credit Facilities.

The Senior Notes

On December 1, 2009, SEA issued $400.0 million aggregate principal amount of 13.5% Senior Notes due 2016. On March 30, 2012, pursuant to an amendment to the indenture governing the Senior Notes, the interest rate was reduced from 13.5% to 11.0%. Interest on the Senior Notes is payable semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee our Senior Secured Credit Facilities. As of June 30, 2014, we had $260.0 million aggregate principal amount of the Senior Notes outstanding.

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

We used a portion of the net proceeds received by us in our initial public offering to redeem $140.0 million in aggregate principal amount of the Senior Notes in April 2013 at a redemption price of 111.0%. The redemption premium of $15.4 million, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs was recorded as a loss on early extinguishment of debt and write-off of discounts and deferred financing costs for the six months ended June 30, 2013.

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

As of June 30, 2014, we were in compliance with all covenants in the provisions contained in the indenture governing our Senior Notes.

See Note 6—Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion regarding our Senior Secured Credit Facilities and Senior Notes.

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

The following table reconciles Adjusted EBITDA to net income (loss) for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited, in thousands)
Net income (loss)	$37,336	$(15,854)	$(12,095)	$(56,214)
Provision for (benefit from) income taxes	22,658	(8,414)	(7,382)	(32,460)
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs (a)	—	32,429	—	32,429
Interest expense	20,638	22,926	40,684	51,532
Depreciation and amortization	43,086	40,424	84,362	81,832
Secondary offering costs (b)	73	—	747	—
Termination of advisory agreement (c)	—	50,072	—	50,072
Advisory fees (d)	—	1,874	—	2,799
Equity-based compensation expense (e)	573	1,902	1,335	2,222
Debt refinancing costs (f’)	—	781	—	781
Other adjusting items (g)	1,522	732	2,278	843
Other non-cash expenses (h)	185	88	1,093	4,235

Adjusted EBITDA	$126,071	$126,960	$111,022	$138,071

(a)	Reflects a $15.4 million premium paid for the early redemption of $140.0 million of our Senior Notes using net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and a write-off of approximately $11.5 million of certain capitalized debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.
(b)	Reflects fees and expenses incurred in connection with the secondary offering of our common stock in April 2014. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering.
(c)	Reflects a one-time fee of $46.3 million paid to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement, and a related write-off of prepaid advisory fees of $3.8 million. In connection with our initial public offering, the 2009 Advisory Agreement was terminated on April 24, 2013 in accordance with its terms.
(d)	Reflects historical fees paid to an affiliate of Blackstone under the 2009 Advisory Agreement.
(e)	Reflects non-cash compensation expense associated with the grants of equity compensation.
(f)	Reflects costs which were expensed related to the April and May 2013 amendments to our Senior Secured Credit Facilities.
(g)	Reflects certain non-recurring product and intellectual property development costs incurred in the three and six months ended June 30, 2014. These product and intellectual property development costs were not material in the prior periods and were approximately $0.8 million in the first quarter of 2014. For the three and six months ended June 30, 2013, other adjusting items reflects costs related to our acquisition of the Knott’s Soak City Chula Vista water park and pre-opening costs related to Aquatica San Diego.
(h)	Reflects non-cash expenses related to miscellaneous asset write-offs which were expensed.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance, revenue recognition and equity-based compensation. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These critical accounting policies include property and equipment, impairment of long-lived assets, goodwill and other indefinite-lived intangible assets, accounting for income taxes, self-insurance reserves, and revenue recognition. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014.

Recently Issued Financial Accounting Standards

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). We are not aware of any new accounting pronouncements that will have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be annual reporting periods beginning after December 15, 2016 using one of two retrospective application methods. We are evaluating the accounting and disclosure requirements on our consolidated financial statements, but currently we do not anticipate a material impact to our consolidated financial statements upon adoption.

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

After considering the impact of interest rate swap agreements, at June 30, 2014, approximately $1,260.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $391.0 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $2.3 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

PART II—OTHER INFORMATION

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

Various factors beyond our control could adversely affect attendance and guest spending patterns at our theme parks. These factors could also affect our suppliers, vendors, insurance carriers and other contractual counterparties. Such factors include:

•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to contagious diseases;

•	natural disasters, such as hurricanes, fires, earthquakes, tsunamis, tornados, floods and volcanic eruptions and man-made disasters such as the oil spill in the Gulf of Mexico, which may deter travelers from scheduling vacations or cause them to cancel travel or vacation plans;

•	bad weather and even forecasts of bad weather, including abnormally hot, cold and/or wet weather, particularly during weekends, holidays or other peak periods;

•	changes in the desirability of particular locations or travel patterns of our guests;

•	low consumer confidence;

•	oil prices and travel costs and the financial condition of the airline, automotive and other transportation-related industries, any travel-related disruptions or incidents and their impact on travel;

•	actions or statements by U.S. and foreign governmental officials related to travel and corporate travel- related activities (including changes to the U.S. visa rules) and the resulting public perception of such travel and activities; and

•	interruption of public or private utility services to our theme parks.

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

We operate in a complex and evolving regulatory environment and are subject to various federal and state statutes and regulations and international treaties implemented by federal law. The states in which we operate also regulate zoological activity involving the import and export of exotic and native wildlife, endangered and/or otherwise protected species, zoological display and anti-cruelty statutes. We incur significant compliance costs in connection with these regulations and violation of such regulations could subject us to fines and penalties and result in the loss of our licenses and permits, which, if occurred, could impact our ability to display certain animals. Future amendments to existing statutes, regulations and treaties or new statutes, regulations and treaties may potentially restrict our ability to maintain our animals, or to acquire new ones to supplement or sustain our breeding programs or otherwise adversely affect our business. For instance, in March of 2014 a bill was proposed by a California lawmaker that seeks to restrict our ability to display certain animals in that state. Also, in June of 2014 the U.S. House of Representatives adopted an amendment that would encourage the Animal and Plant Health Inspection Service to update existing regulations for marine mammals in domestic zoos and aquaria. It is unclear whether the language of the amendment may be further modified or if the underlying legislation will be enacted into law.

Additionally, from time to time, animal activist and other third-party groups may make claims before government agencies, bring lawsuits against us, and/or attempt to generate negative publicity associated with our business. Such activities sometimes are based on allegations that we do not properly care for some of our featured animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of future claims and lawsuits that could be brought against us. In addition, negative publicity associated with such activities could adversely affect our reputation and results of operations. For example, during the first half of fiscal 2014, we experienced demand pressures, particularly in California, which we believe were partly due to media attention relating to the recent legislation proposed in that state.

Featuring animals at our theme parks involves risks.

Our theme parks feature numerous displays and interactions that include animals. All animal enterprises involve some degree of risk. All animal interaction by our employees and our guests in attractions in our theme parks, where offered, involves risk. While we maintain strict safety procedures for the protection of our employees and guests, injuries or death, while rare, have occurred in the past. For example, in February 2010, a trainer was killed while engaged in an interaction with a killer whale. Following this incident, we were subject to an inspection by the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), which resulted in three citations concerning alleged violations of the Occupational Safety and Health Act and certain regulations thereunder. In 2012, we initiated an appeal of certain of these citations with the U.S. Court of Appeals for the District of Columbia Circuit. On April 11, 2014, the Court of Appeals denied our appeal and we have elected to not pursue further appeal. In connection with this incident, we reviewed and revised our safety protocols and made certain safety-related facility enhancements such as revising training protocols used in show performances. This incident has also been and continues to be the subject of significant media attention, including extensive television and newspaper coverage, a documentary and a book, as well as discussions in social media. This incident and similar events that may occur in the future may harm our reputation, reduce attendance and negatively impact our business, financial condition and results of operations.

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

The Company had no unregistered sales of equity securities during the second quarter of 2014. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ending	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014	April 30, 2014	1,751,166	$28.98	—	—
May 1, 2014	May 31, 2014	281	30.92	—	—
June 1, 2014	June 30, 2014	31	30.52	—	—

		1,751,478	$28.98	—	—

(1)	Concurrently with the closing of the secondary offering on April 9, 2014, we repurchased 1,750,000 shares of our common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid by the underwriters in the secondary offering. The repurchase was approved by a special committee comprised of two of our independent, disinterested directors as being in the best interests of the Company and our stockholders other than the selling stockholders.
(2)	Except for the 1,750,000 shares of our common stock repurchased concurrently with the closing of the secondary offering in April 2014, as described in footnote 1 above, all purchases were made pursuant to the Company’s 2013 Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Share Repurchase Program

On August 12, 2014, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s common stock beginning on January 1, 2015. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: August 14, 2014	By: /s/ James M. Heaney
James M. Heaney
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2014	By: /s/ Marc G. Swanson
Marc G. Swanson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1	Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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