Form 10-Q
period 2014-09-30
SeaWorld Entertainment, Inc.
filed 2014-11-13
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The registrant had outstanding 89,997,624 shares of Common Stock, par value $0.01 per share as of November 10, 2014.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

Trademarks, Service Marks and Tradenames

We own or have rights to use a number of registered and common law trademarks, service marks and trade names in connection with our business in the United States and in certain foreign jurisdictions, including SeaWorld Entertainment, Inc. SM, SeaWorld Parks & Entertainment®, SeaWorld®, Shamu®, Busch Gardens®, Aquatica SeaWorld’s Waterpark®, Discovery Cove®, Sea Rescue™ and other names and marks that identify our theme parks, characters, rides, attractions and other businesses. In addition, we have certain rights to use Sesame Street® marks, characters and related indicia through certain license agreements with Sesame Workshop (f/k/a Children’s Television Workshop).

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

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$115,192	$116,841
Accounts receivable, net	43,631	41,509
Inventories	36,766	36,209
Prepaid expenses and other current assets	18,096	19,613
Deferred tax assets, net	8,085	28,887

Total current assets	221,770	243,059
Property and equipment, at cost	2,580,453	2,485,805
Accumulated depreciation	(829,280)	(714,305)

Property and equipment, net	1,751,173	1,771,500
Goodwill	335,610	335,610
Trade names, net	164,552	163,508
Other intangible assets, net	25,356	27,843
Other assets	32,956	35,890

Total assets	$2,531,417	$2,577,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,305	$98,500
Current maturities on long-term debt	14,050	14,050
Accrued salaries, wages and benefits	12,401	23,996
Deferred revenue	92,264	82,945
Dividends payable	18,647	17,939
Other accrued expenses	30,685	15,264

Total current liabilities	248,352	252,694
Long-term debt	1,592,369	1,632,531
Deferred tax liabilities, net	50,230	25,670
Other liabilities	20,349	18,488

Total liabilities	1,911,300	1,929,383

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 89,981,272 shares issued at September 30, 2014 and 89,900,453 shares issued at December 31, 2013	900	899
Additional paid-in capital	655,108	689,394
Accumulated other comprehensive income	18	11
Retained earnings	58,962	1,886
Treasury stock, at cost (3,250,000 shares at September 30, 2014 and 1,500,000 shares at December 31, 2013)	(94,871)	(44,163)

Total stockholders’ equity	620,117	648,027

Total liabilities and stockholders’ equity	$2,531,417	$2,577,410

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
Admissions	$306,495	$340,183	$693,144	$747,610
Food, merchandise and other	189,339	198,206	420,131	440,681

Total revenues	495,834	538,389	1,113,275	1,188,291

Costs and expenses:
Cost of food, merchandise and other revenues	38,219	40,422	88,630	93,224
Operating expenses (exclusive of depreciation and amortization shown separately below)	200,891	202,625	557,993	573,892
Selling, general and administrative	50,438	47,426	154,078	149,581
Termination of advisory agreement	—	—	—	50,072
Secondary offering costs	—	—	747	—
Depreciation and amortization	44,371	42,322	128,733	124,154

Total costs and expenses	333,919	332,795	930,181	990,923

Operating income	161,915	205,594	183,094	197,368
Other income, net	(56)	(13)	(84)	(193)
Interest expense	20,857	20,211	61,087	70,439
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	461	—	461	29,858

Income before income taxes	140,653	185,396	121,630	97,264
Provision for income taxes	53,477	64,656	46,265	32,375

Net income	$87,176	$120,740	$75,365	$64,889

Other comprehensive income:
Unrealized gain (loss) on derivatives, net of tax	1,087	(1,127)	7	1,453

Comprehensive income	$88,263	$119,613	$75,372	$66,342

Earnings per share:
Net income per share, basic	$1.01	$1.35	$0.86	$0.75

Net income per share, diluted	$1.00	$1.34	$0.86	$0.74

Weighted average common shares outstanding:
Basic	86,715	89,610	87,329	86,867

Diluted	87,024	90,206	87,648	87,531

Cash dividends declared per share:
Cash dividends declared per share	$0.21	$0.20	$0.62	$0.40

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(In thousands, except share and per share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at December 31, 2013	89,900,453	$899	$689,394	$1,886	$11	$(44,163)	$648,027
Equity-based compensation	—	—	1,905	—	—	—	1,905
Unrealized gain on derivatives, net of tax expense of $4	—	—	—	—	7	—	7
Vesting of restricted shares	84,969	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(4,150)	—	(134)	—	—	—	(134)
Cash dividends declared to stockholders ($0.62 per share)	—	—	(36,056)	(18,289)	—	—	(54,345)
Repurchase of 1,750,000 shares of treasury stock, at cost	—	—	—	—	—	(50,708)	(50,708)
Net income	—	—	—	75,365	—	—	75,365

Balance at September 30, 2014	89,981,272	$900	$655,108	$58,962	$18	$(94,871)	$620,117

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$75,365	$64,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,733	124,154
Amortization of debt issuance costs and discounts	7,068	8,508
Loss on sale or disposal of assets	1,694	8,129
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	461	29,858
Deferred income tax provision	45,356	32,375
Equity-based compensation	1,905	4,704
Changes in assets and liabilities:
Accounts receivable	(3,091)	(13,432)
Inventories	(557)	(1,299)
Prepaid expenses and other current assets	1,890	(67)
Accounts payable	(3,746)	(4,029)
Accrued salaries, wages and benefits	(11,595)	(11,788)
Deferred revenue	9,191	16,259
Other accrued expenses	14,162	15,168
Other assets and liabilities	3,103	(445)

Net cash provided by operating activities	269,939	272,984

Cash Flows From Investing Activities:
Capital expenditures	(122,809)	(125,852)
Change in restricted cash	(373)	49
Acquisition of intangible assets	(1,900)	—

Net cash used in investing activities	(125,082)	(125,803)

Cash Flows From Financing Activities:
Repayment of long-term debt	(42,025)	(185,742)
Repayment of note payable	—	(3,000)
Proceeds from draw on revolving credit facility	40,000	35,000
Repayment of revolving credit facility	(40,000)	(35,000)
Purchase of treasury stock	(50,708)	—
Dividends paid to stockholders	(53,639)	(18,124)
Payment of tax withholdings on equity-based compensation through shares withheld	(134)	—
Redemption premium payment	—	(15,400)
Proceeds from the issuance of debt	—	1,455
Proceeds from issuance of common stock, net of underwriter commissions	—	253,800
Debt issuance costs	—	(10,635)
Offering costs	—	(4,694)

Net cash (used in) provided by financing activities	(146,506)	17,660

Change in Cash and Cash Equivalents	(1,649)	164,841
Cash and Cash Equivalents—Beginning of period	116,841	45,675

Cash and Cash Equivalents—End of period	$115,192	$210,516

Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$13,616	$24,449

Dividends declared, but unpaid	$18,647	$18,223

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

The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California, and Busch Gardens theme parks in Tampa, Florida, and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Diego, California (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only attraction offering interaction with marine animals (Discovery Cove) and a seasonal park in Langhorne, Pennsylvania (Sesame Place).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC as well as the information contained under the heading “Revision of Previously Issued Financial Statements” which follows. The unaudited condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K except as discussed under the heading “Revision of Previously Issued Financial Statements” which follows.

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

Revision of Previously Issued Financial Statements

In the third quarter of 2014, the Company conducted an internal review of its application of the guidance in Accounting Standards Codification (“ASC”) 470-50, Debt-Modifications and Extinguishments, to its accounting for certain debt transactions in 2013, 2012 and 2011. As a result of this review and analysis, the Company determined that it had incorrectly applied the accounting guidance in ASC 470-50 and inappropriately accounted for certain fees as a result of modifications and prepayments in certain years. In accordance with ASC 250 (SEC Staff Accounting Bulletin 99, Assessing Materiality), the Company concluded that the correction of the errors was not material to any of its previously issued annual or interim financial statements. The Company has revised its previously issued financial statements contained in this Quarterly Report on Form 10-Q to correct the effect of these immaterial errors for the corresponding periods.

The following table presents the impact of these corrections on affected unaudited condensed consolidated statements of comprehensive income line items for the three and nine months ended September 30, 2013:

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Selected Statements of Comprehensive Income Data:
Operating expenses	$202,625	$—	$202,625	$570,559	$3,333	$573,892

Interest expense	$21,018	$(807)	$20,211	$72,550	$(2,111)	$70,439

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	$—	$—	$—	$32,429	$(2,571)	$29,858

Income before income taxes	$184,589	$807	$185,396	$95,915	$1,349	$97,264

Provision for income taxes	$64,390	$266	$64,656	$31,930	$445	$32,375

Net income	$120,199	$541	$120,740	$63,985	$904	$64,889

Earnings per share:
Net income per share, basic	$1.34	$0.01	$1.35	$0.74	$0.01	$0.75
Net income per share, diluted	$1.33	$0.01	$1.34	$0.73	$0.01	$0.74

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following table presents the impact of these corrections on affected unaudited condensed consolidated statement of cash flows line items for the nine months ended September 30, 2013:

	For the Nine Months Ended September 30, 2013
	As Previously Reported	Adjustments	As Revised
Selected Statements of Cash Flows Data:
Net cash provided by operating activities	$276,317	$(3,333)	$272,984

Net cash provided by financing activities	$14,327	$3,333	$17,660

The following table presents the impact of these corrections on affected unaudited condensed consolidated balance sheet line items as of December 31, 2013:

	As of December 31, 2013
	As Previously Reported	Adjustments	As Revised
Selected Balance Sheet Data:
Other assets	$40,753	$(4,863)	$35,890

Total assets	$2,582,273	$(4,863)	$2,577,410

Long-term debt	$1,627,183	$5,348	$1,632,531

Deferred tax liabilities, net	$29,776	$(4,106)	$25,670

Retained earnings	$7,991	$(6,105)	$1,886

Total stockholders’ equity	$654,132	$(6,105)	$648,027

Total liabilities and stockholders’ equity	$2,582,273	$(4,863)	$2,577,410

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following tables present the impact of these corrections for other previously issued periods as indicated:

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Selected Statements of Comprehensive Income Data:
Operating expenses	$739,989	$3,333	$743,322	$726,509	$4,073	$730,582	$687,999	$4,326	$692,325

Interest expense	$93,536	$(2,914)	$90,622	$111,426	$(861)	$110,565	$110,097	$(12,356)	$97,741

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	$32,429	$(2,571)	$29,858	$—	$2,053	$2,053	$—	$15,129	$15,129

Income before income taxes	$75,482	$2,152	$77,634	$116,926	$(5,265)	$111,661	$32,541	$(7,099)	$25,442

Provision for income taxes	$25,004	$710	$25,714	$39,482	$(2,042)	$37,440	$13,428	$(2,775)	$10,653

Net income	$50,478	$1,442	$51,920	$77,444	$(3,223)	$74,221	$19,113	$(4,324)	$14,789

Earnings per share:
Net income per share, basic	$0.58	$0.01	$0.59	$0.94	$(0.04)	$0.90	$0.23	$(0.05)	$0.18
Net income per share, diluted	$0.57	$0.02	$0.59	$0.93	$(0.04)	$0.89	$0.23	$(0.05)	$0.18
Selected Statements of Cash Flows Data:
Net cash provided by operating activities	$289,794	$(3,333)	$286,461	$303,513	$(4,073)	$299,440	$268,249	$(4,326)	$263,923

Net cash used in financing activities	$(52,252)	$3,333	$(48,919)	$(120,183)	$4,073	$(116,110)	$(99,967)	$4,326	$(95,641)

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Selected Statements of Comprehensive Income (Loss) Data:
Operating expenses	$189,190	$—	$189,190	$194,674	$3,333	$198,007

Interest expense	$20,638	$(112)	$20,526	$22,926	$(694)	$22,232

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	$—	$—	$—	$32,429	$(2,571)	$29,858

Income (loss) before income taxes	$59,994	$112	$60,106	$(24,268)	$(68)	$(24,336)

Provision for (benefit from) income taxes	$22,658	$42	$22,700	$(8,414)	$(22)	$(8,436)

Net income (loss)	$37,336	$70	$37,406	$(15,854)	$(46)	$(15,900)

Earnings (loss) per share:
Net income (loss) per share, basic	$0.43	$—	$0.43	$(0.18)	$—	$(0.18)
Net income (loss) per share, diluted	$0.43	$—	$0.43	$(0.18)	$—	$(0.18)

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Selected Statements of Comprehensive Loss Data:
Interest expense	$20,046	$(342)	$19,704	$28,606	$(610)	$27,996

Loss before income taxes	$(79,471)	$342	$(79,129)	$(64,406)	$610	$(63,796)

Benefit from income taxes	$(30,040)	$128	$(29,912)	$(24,046)	$201	$(23,845)

Net loss	$(49,431)	$214	$(49,217)	$(40,360)	$409	$(39,951)

Loss per share:
Net loss per share, basic	$(0.56)	$—	$(0.56)	$(0.49)	$0.01	$(0.48)
Net loss per share, diluted	$(0.56)	$—	$(0.56)	$(0.49)	$0.01	$(0.48)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). The Company is not aware of any new accounting pronouncements that will have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be annual reporting periods beginning after December 15, 2016 using one of two retrospective application methods. The Company is evaluating the accounting and disclosure requirements on its consolidated financial statements but does not currently anticipate a material impact to the consolidated financial statements upon adoption.

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$87,176	86,715	$1.01	$120,740	89,610	$1.35	$75,365	87,329	$0.86	$64,889	86,867	$0.75
Effect of dilutive incentive-based awards		309			596			319			664

Diluted earnings per share	$87,176	87,024	$1.00	$120,740	90,206	$1.34	$75,365	87,648	$0.86	$64,889	87,531	$0.74

In accordance with the Earnings Per Share Topic of the ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period (excluding unvested restricted stock). The shares of unvested restricted stock are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest. Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period that are held as treasury stock are excluded from common stock outstanding.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Diluted earnings per share is determined based on the dilutive effect of unvested restricted stock probable of vesting using the treasury stock method. During the three and nine months ended September 30, 2014, there were approximately 27,000 and 21,000 antidilutive shares of common stock excluded from the computation of diluted earnings per share, respectively. During the three and nine months ended September 30, 2013, there were no antidilutive shares of common stock excluded from the computation of diluted earnings per share.

4. INCOME TAXES

Income tax expense is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income or loss of the interim period. The Company’s consolidated effective tax rate for both the three and nine months ended September 30, 2014 was 38.0%, and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2013 was 34.9% and 33.3%, respectively, and differs from the statutory federal income tax rate primarily due to certain tax credits and state income taxes.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an uncertain tax position. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of tax expense to the applicable period.

5. OTHER ACCRUED EXPENSES

Other accrued expenses at September 30, 2014 and December 31, 2013, consisted of the following:

	September 30, 2014	December 31, 2013
Accrued property taxes	$10,952	$2,113
Accrued interest	9,756	2,636
Self-insurance reserve	7,800	7,800
Other	2,177	2,715

Total other accrued expenses	$30,685	$15,264

6. LONG-TERM DEBT

Long-term debt as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Term B-2 Loans	$1,355,950	$1,397,975
Revolving credit agreement	—	—
Senior Notes	260,000	260,000

Total long-term debt	1,615,950	1,657,975
Less discounts	(9,531)	(11,394)
Less current maturities	(14,050)	(14,050)

Total long-term debt, net of current maturities	$1,592,369	$1,632,531

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Deferred financing costs, net of accumulated amortization and amounts written-off for early extinguishment of debt, were $21,788 and $27,453 as of September 30, 2014 and December 31, 2013, respectively. Deferred financing costs are being amortized to interest expense using the effective interest method over the term of the Senior Secured Credit Facilities or the Senior Notes and are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2014, the Company was in compliance with all covenants in the provisions contained in the documents governing the Senior Secured Credit Facilities and in the indenture governing the Senior Notes.

Senior Secured Credit Facilities

As of September 30, 2014, the Senior Secured Credit Facilities consisted of a $1,355,950 senior secured term loan facility (the “Term B-2 Loans”), which will mature on May 14, 2020 and a $192,500 senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon at September 30, 2014. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes with an aggregate principal amount greater than $50,000 outstanding and (2) the maturity date of any indebtedness incurred to refinance any of the term loans or the Senior Notes.

The Term B-2 Loans were borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain total leverage ratio. At September 30, 2014, the Company selected the LIBOR rate (interest rate of 3.00% at September 30, 2014).

The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At September 30, 2014, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable margin of 2.50%.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. SEA is also required to pay customary letter of credit fees.

The Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on May 14, 2013, with the first payment due and paid on September 30, 2013 and the balance due on the final maturity date, of May 14, 2020. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. On September 30, 2014, the Company made a voluntary principal repayment of approximately $31,500 on the Term B-2 Loans with available cash on hand.

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

As of September 30, 2014, the Company had approximately $16,100 of outstanding letters of credit, leaving approximately $176,400 available for borrowing.

On April 5 and May 14, 2013, the Company entered into Amendments No. 4 and 5 to its Senior Secured Credit Facilities. As a result of Amendment No. 5 and certain syndicate members ceasing their participation in the syndicate or having a substantial modification of their debt, approximately $8,100 of debt issuance costs were written off and included as loss on early extinguishment of debt and write-off of discounts and deferred financing costs on the Company’s unaudited condensed consolidated statement of comprehensive income for the nine months ended September 30, 2013, pursuant to the guidance outlined in ASC 470-50. In addition, approximately

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

$3,900 of third party debt issuance costs were expensed on the Company’s unaudited condensed consolidated statement of comprehensive income for the nine months ended September 30, 2013, pursuant to the guidance outlined in ASC 470-50 as certain syndicate members had modifications that resulted in debt instruments that were not substantially different. As a result of Amendments No. 4 and 5, the Company capitalized fees totaling approximately $9,400 for the nine months ended September 30, 2013.

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

Restricted Covenants

The Senior Secured Credit Facilities and the indenture governing the Senior Notes contain a number of covenants that, among other things, restrict SEA’s ability and the ability of its restricted subsidiaries to, among other things, make certain restricted payments (as defined in the applicable agreement), including dividend payments and share repurchases. In particular, the Senior Secured Credit Facilities and the indenture permit restricted payments in an aggregate amount per annum not to exceed the greater of (1) 6% of initial public offering net proceeds received by SEA or (2) (a) $90,000, so long as, on a pro forma basis (as defined in the applicable agreement) after giving effect to the payment of any such restricted payment, the Total Leverage Ratio, (as defined in the applicable agreement), is no greater than 5.00 to 1.00 and greater than 4.50 to 1.00, (b) $120,000, so long as, on a pro forma basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.50 to 1.00 and greater than 4.00 to 1.00, (c) the greater of (A) $120,000 and (B) 7.5% of market capitalization, so long as, on a pro forma basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.00 to 1.00 and greater than 3.50 to 1.00 and (d) an unlimited amount, so long as, on a pro forma basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 3.50 to 1.00. As of September 30, 2014, the Total Leverage Ratio as calculated under the Senior Notes was 4.41 to 1.00 and as calculated under the Senior Secured Credit Facilities was 4.09 to 1.00, which results in the Company having a $120,000 capacity for restricted payments in fiscal 2014. During the nine months ended September 30, 2014, the Company has used approximately $104,900 of its available restricted payments capacity. As a result, the Company currently has the ability to declare dividends or make certain other restricted payments in an aggregate amount of up to approximately $15,100 for the remainder of calendar year 2014. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements will be reset on January 1, 2015 as set forth above.

Long-term debt at September 30, 2014, is repayable as follows:

Years Ending December 31,
2014	$3,513
2015	14,050
2016	274,050
2017	14,050
2018	14,050
Thereafter	1,296,237

Total	$1,615,950

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Interest Rate Swap Agreements

On August 23, 2012, SEA executed two interest rate swap agreements (the “Interest Rate Swap Agreements”) to effectively fix the interest rate on $550,000 of the then existing Term B Loans. Each interest rate swap had a notional amount of $275,000; was scheduled to mature on September 30, 2016; required the Company to pay a fixed rate of interest of 1.247% per annum; paid swap counterparties a variable rate of interest based upon three month BBA LIBOR; and had interest settlement dates occurring on the last day of December, March, June and September through maturity. SEA had designated such interest rate swap agreements as qualifying cash flow hedge accounting relationships.

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

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes and the interest rate swap agreements was $49,133 and $59,685 for the nine month periods ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014 and December 31, 2013, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2014, the Company had three outstanding interest rate swaps with a combined notional value of $1,000,000 that were designated as cash flow hedges of interest rate risk. In connection with Amendment No. 5 to the Senior Secured Credit Facility on May 14, 2013, the Company restructured two of its then existing interest rate swaps to match the refinanced debt. The restructuring of the interest rate swaps required a re-designation of the hedge accounting relationship. The re-designation is expected to result in the recognition of a minimal amount of ineffectiveness throughout the remaining term of the interest rate swaps.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014 and 2013, there was no ineffective portion recognized in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $2,901 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheet as of September 30, 2014:

	As of September 30, 2014
	Asset Derivatives		Liabilities Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other liabilities	$148

Total derivatives designated as hedging instruments		$—		$148

The unrealized gain on derivatives is recorded net of a tax expense of $664 and $4 for the three and nine months ended September 30, 2014, respectively, and is included within the unaudited condensed consolidated statements of comprehensive income.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships:
Gain (loss) related to effective portion of derivatives recognized in accumulated other comprehensive income	$1,005	$(1,380)	$(1,868)	$3,338
Gain (loss) related to effective portion of derivatives reclassified from accumulated other comprehensive income to interest expense	$746	$(422)	$1,879	$(1,144)
Gain (loss) related to ineffective portion of derivatives recognized in other income (expense)	$—	$—	$—	$—

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As of September 30, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $121. As of September 30, 2014, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at their termination value of $121.

Changes in Accumulated Other Comprehensive Income

The following table reflects the changes in accumulated other comprehensive income for the nine months ended September 30, 2014, net of tax:

Gains (Losses) on Cash Flow Hedges
Accumulated other comprehensive income:
Balance at December 31, 2013	$11
Other comprehensive loss before reclassifications	(1,189)
Amounts reclassified from accumulated other comprehensive income to interest expense	1,196

Unrealized gain on derivatives, net of tax	7

Balance at September 30, 2014	$18

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of September 30, 2014 approximates their carrying value due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes are classified in Level 3 of the fair value hierarchy and have been valued using significant inputs that are not observable in the market including a discount rate of 10.48% and projected cash flows of the underlying Senior Notes.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

There were no transfers between Levels 1, 2 or 3 during the three or nine months ended September 30, 2014 and 2013. The Company did not have any assets measured at fair value as of September 30, 2014. The following table presents the Company’s estimated fair value measurements and related classifications as of September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014
Liabilities:
Derivative financial instruments (a)	$—	$148	$—	$148
Long-term obligations (b)	$—	$1,355,950	$267,187	$1,623,137

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $148.
(b)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,592,369 as of September 30, 2014.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2013. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets:
Derivative financial instruments (a)	$—	$71	$—	$71
Liabilities:
Long-term obligations (b)	$—	$1,397,975	$264,781	$1,662,756

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other assets of $71.
(b)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,632,531 as of December 31, 2013.

9. RELATED-PARTY TRANSACTIONS

Prior to April 2013, certain affiliates of Blackstone provided monitoring, advisory, and consulting services to the Company under an advisory fee agreement (the “2009 Advisory Agreement”), which was terminated on April 24, 2013, in connection with the completion of the initial public offering (see Note 12 – Stockholders’ Equity). Fees related to these services, which were based upon a multiple of Adjusted EBITDA as defined in the 2009 Advisory Agreement, amounted to $2,799 for the nine months ended September 30, 2013. These amounts are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. There were no fees related to these services in the three or nine months ended September 30, 2014 due to the termination of the 2009 Advisory Agreement in April 2013.

In connection with the completion of the initial public offering in April 2013 (see Note 12 – Stockholders’ Equity), the 2009 Advisory Agreement between the Company and affiliates of Blackstone was terminated (except for certain provisions relating to indemnification and certain other provisions, which survived termination). In connection with such termination, in April 2013, the Company paid a termination fee of $46,300 to Blackstone using a portion of the net proceeds from the offering and wrote off $3,772 of the 2013 prepaid advisory fee. The combined expense of $50,072 was recorded as termination of advisory agreement during the nine months ended September 30, 2013 in the accompanying unaudited condensed consolidated statements of comprehensive income.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In March 2014, the Board declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on March 20, 2014. In May and September 2014, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on June 20 and September 29, 2014, respectively (see Note 12 - Stockholders’ Equity). In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $7,849, $4,252 and $4,095 on April 1, July 1, and October 6, 2014, respectively.

The Company repurchased shares of its common stock from the selling stockholders concurrently with the closing of the respective secondary offerings in December 2013 and April 2014. See further discussion in Note 12 - Stockholders’ Equity.

10. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company, the Chairman of our Board of Directors, certain of our executive officers and Blackstone (the “Defendants”). The complaint alleges that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief. On October 10, 2014, the Court entered an Order Granting Joint Motion for Extension of Time to Respond to Complaint (the “Order”). The Order provides that (i) the Defendants need not respond to the complaint until a lead plaintiff is appointed, lead plaintiff’s counsel is approved, and the lead plaintiff files an amended complaint; (ii) within fifteen (15) days of the Court’s appointment of lead plaintiff and lead counsel, counsel for the Defendants and counsel for the lead plaintiff shall meet and confer regarding scheduling; and (iii) within five (5) days of the meet and confer, the parties shall submit a joint motion for the Court’s approval with the parties’ proposed schedule for the filing of an amended complaint, and the filing of a motion to dismiss or other response to the amended complaint. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Other Matters

The Company is a party to other various claims and legal proceedings arising in the normal course of business. Matters where an unfavorable outcome to the Company is probable and which can be reasonably estimated are accrued. Such accruals, which are not material for any period presented, are based on information known about the matters, the Company’s estimate of the outcomes of such matters, and the Company’s experience in contesting, litigating, and settling similar matters. Matters that are considered reasonably possible to result in a material loss are not accrued for, but an estimate of the possible loss or range of loss is disclosed, if such amount or range can be determined. Management does not expect any known claims or legal proceedings to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

TVUs and Time Restricted Shares

The shares of stock received upon surrender of the Employee Units contain substantially identical terms, conditions and vesting schedules as the previously outstanding Employee Units. Compensation expense related to the Time Restricted share awards was $248 and $774 for the three and nine months ended September 30, 2014, respectively. Total combined compensation expense relating to the TVU and Time Restricted share awards was $606 and $1,537 for the three and nine months ended September 30, 2013, respectively. Equity compensation expense is included in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statement of comprehensive income. Total unrecognized compensation expense related to the unvested Time Restricted shares, expected to be recognized over the remaining vesting term was $539 as of September 30, 2014.

2.25x and 2.75x PVUs and Performance Restricted Shares

The Performance Restricted shares received upon surrender of the Employee Unit PVUs contain substantially the same terms and conditions as the previously outstanding Employee Unit PVUs. The 2.25x Performance Restricted shares vest if the employee is employed by the Company when and if certain investment funds affiliated with Blackstone receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 20% annualized effective compounded return rate on such funds’ investment and (y) a 2.25x multiple on such funds’ investment. The 2.75x Performance Restricted shares vest if the employee is employed by the Company when and if such funds receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 15% annualized effective compounded return rate on such funds’ investment and (y) a 2.75x multiple on such funds’ investment. The Performance Restricted shares have no termination date other than termination of employment from the Company and there are no service or period vesting conditions associated with the Performance Restricted shares other than employment at the time the benchmark was reached. No compensation expense will be recorded related to the Performance Restricted shares until their vesting is probable, accordingly, no compensation expense has been recorded during the three or nine months ended September 30, 2014 or 2013 related to these PVUs or Performance Restricted share awards. Total unrecognized compensation expense as of September 30, 2014, was approximately $27,734 and $18,584 for these 2.25x and 2.75x Performance Restricted shares, respectively.

2013 Omnibus Incentive Plan

In 2013, the Company reserved 15,000,000 shares of common stock for future issuance under the Company’s new 2013 Omnibus Incentive Plan (“2013 Omnibus Incentive Plan”). The 2013 Omnibus Incentive Plan is administered by the compensation committee of the Board, and provides that the Company may grant equity incentive awards to eligible employees, directors, consultants or advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and performance compensation awards. If an award under the 2013 Omnibus Incentive Plan terminates, lapses, or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the 2013 Omnibus Incentive Plan.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Equity compensation expense related to time restricted shares awarded under the 2013 Omnibus Incentive Plan was $321 and $1,131 for the three and nine months ended September 30, 2014, respectively, and $1,876 and $3,167 for the three and nine months ended September 30, 2013. As of September 30, 2014, unrecognized compensation expense related to the time restricted shares awarded under the 2013 Omnibus Incentive Plan was $1,083 to be recognized over the remaining requisite service period. There is no compensation expense recorded related to the Performance Restricted Omnibus shares until their issuance is probable. Total unrecognized compensation expense as of September 30, 2014 was approximately $4,902 and $3,709 for the 2.25x Performance Restricted Omnibus shares and 2.75x Performance Restricted Omnibus shares, respectively.

Based on cash proceeds previously received by certain investment funds affiliated with Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock, the Company’s repurchase of shares and the cumulative dividends paid by the Company through November 1, 2014, if such funds receive additional future cash proceeds of approximately $17,000, and other vesting conditions are satisfied, the 2.25x Performance Restricted shares and 2.25x Performance Restricted Omnibus shares will vest. Similarly, if such funds receive additional future cash proceeds of approximately $444,000, and other vesting conditions are satisfied, the 2.75x Performance Restricted shares and the 2.75x Performance Restricted Omnibus shares will vest. As receipt of these future cash proceeds will be primarily related to liquidity events, such as secondary offerings of stock, the shares are not considered probable of vesting until such events are consummated.

As of September 30, 2014, there were 14,521,774 shares of common stock available for future issuance under the Company’s 2013 Omnibus Incentive Plan.

12. STOCKHOLDERS’ EQUITY

As of September 30, 2014, 89,981,272 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 3,266,721 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11 – Equity-Based Compensation).

Stock Split

On April 7, 2013, the Board authorized an eight-for-one split of the Company’s common stock which was effective on April 8, 2013. The Company retained the current par value of $0.01 per share for all shares of common stock after the stock split, and accordingly, stockholders’ equity on the accompanying unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of changes in stockholders’ equity reflects the stock split. The Company’s historical share and per share information has been retroactively adjusted to give effect to this stock split.

Contemporaneously with the stock split, the Board approved an increase in the number of authorized shares of common stock to 1 billion shares. Additionally, upon the consummation of the initial public offering, the Board authorized 100,000,000 shares of preferred stock at a par value of $0.01 per share.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Secondary Offerings and Concurrent Share Repurchases

On December 17, 2013, the selling stockholders completed an underwritten secondary offering of 18,000,000 shares of common stock. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. The Company incurred fees and expenses of $1,407 in connection with this secondary offering which was shown as secondary offering expenses on the consolidated statement of comprehensive income for the year ended December 31, 2013.

On April 9, 2014, the selling stockholders completed an underwritten secondary offering of 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. In the nine months ended September 30, 2014, the Company incurred fees and expenses of $747 in connection with this secondary offering which is shown as secondary offering expenses on the accompanying unaudited condensed consolidated statement of comprehensive income.

Concurrently with the closing of the secondary offering in December 2013 and April 2014, the Company repurchased 1,500,000 and 1,750,000 shares, respectively, of its common stock directly from the selling stockholders in private, non-underwritten transactions at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the respective secondary offerings. All of the repurchased shares are recorded as treasury stock at a total cost of $44,163 and $94,871 as of December 31, 2013 and September 30, 2014, respectively, and are reflected as a reduction to stockholders’ equity on the accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statement of changes in stockholders’ equity.

Dividends

The Board has adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. The payment of cash dividends is within the discretion of the Board and depends on many factors, including, but not limited to, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in its debt agreements and in any preferred stock, business prospects and other factors that the Board may deem relevant. In the nine months ended September 30, 2014, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
December 20, 2013	January 3, 2014	$0.20
March 20, 2014	April 1, 2014	$0.20
June 20, 2014	July 1, 2014	$0.21
September 29, 2014	October 6, 2014	$0.21

As the Company had an accumulated deficit at the time the June 20 and March 20, 2014 dividends were declared, these dividends were accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity. Dividends paid to common stockholders were $53,639 in the nine months ended September 30, 2014. The Company expects that for tax purposes, a portion of these dividends will be treated as a return of capital to stockholders. Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

As of September 30, 2014, the Company had $18,647 of cash dividends recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet. Approximately $18,200 was paid on October 6, 2014. The remainder of the dividends payable relates to unvested restricted shares which carry dividend rights and therefore the dividends are paid as the shares vest in accordance with the underlying stock compensation grants. These dividend rights will be forfeited if the shares do not vest.

Dividends on the 2.25x and 2.75x Performance Restricted shares, including the 2.25x and 2.75x Performance Restricted Omnibus shares (collectively the “Performance Restricted shares”), were approximately $1,770 for each tranche and will accumulate and be paid only if and to the extent the Performance Restricted shares vest in accordance with their terms. The Company has not recorded a payable related to these dividends as the vesting of the Performance Restricted shares is not probable.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Share Repurchase Program

On August 12, 2014, the Board authorized a share repurchase program of up to $250.0 million of the Company’s common stock beginning on January 1, 2015. Under the repurchase program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Business Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands, including SeaWorld, Shamu and Busch Gardens. Over our more than 50-year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind collection of approximately 86,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. During the three months ended September 30, 2014, we hosted approximately 8.4 million guests in our theme parks, including approximately 1.3 million international guests. In the three months ended September 30, 2014, we generated total revenues of $495.8 million and net income of $87.2 million. During the nine months ended September 30, 2014, we hosted approximately 18.0 million guests in our theme parks, including approximately 2.9 million international guests. In the nine months ended September 30, 2014, we generated total revenues of $1,113.3 million and net income of $75.4 million.

Revision of Prior Period Financial Statements

During the third quarter of 2014, we identified and corrected immaterial errors related to accounting for certain debt transactions in 2013, 2012 and 2011. Refer to the “Revision of Previously Issued Financial Statements” section of Note 1-Description of the Business and Basis of Presentation, in our notes to the unaudited condensed consolidated financial statements, for further details. Accordingly, we have revised previously issued financial statements contained in this Quarterly Report on Form 10-Q to correct the effect of these errors for the corresponding periods. Management’s discussion and analysis included herein is based on the revised financial results for the three and nine months ended September 30, 2013.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•	Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 62% of our total revenue for both the three and nine months ended September 30, 2014. For the third quarter of 2014, we reported $36.47 in admission per capita, representing a decrease of 5.0% from the third quarter of 2013. For the nine months ended September 30, 2014, we reported $38.44 in admission per capita, representing a decrease of 2.7% from the nine months ended September 30, 2013. Admission per capita is driven by ticket pricing, the mix of tickets purchased (such as single day, multi-day and annual pass) and the mix of attendance by theme parks visited.

•	In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For both the three and nine months ended September 30, 2014, food, merchandise and other revenue accounted for approximately 38% of our total revenue. For the third quarter of 2014, we reported $22.53 of in-park per capita spending, a slight increase of 0.8% from the third quarter of 2013. For the nine months ended September 30, 2014, we reported $23.30 of in-park per capita spending, essentially flat compared to $23.28 for the nine months ended September 30, 2013. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending.

Trends Affecting Our Results of Operations

We have experienced negative attendance trends in 2014 which we believe resulted from a combination of factors affecting our destination parks, during our second and third quarters. We believe negative media attention in California and a challenging competitive environment in Florida are the key factors which contributed to our decline in attendance and resulting decrease in admissions revenue. To address our near term challenges, we are adjusting our attraction and marketing plans while also executing a cost savings plan which is expected to deliver approximately $50.0 million of annual cost savings by the end of 2015 and we are continuing to review our cost structure. We expect the impact of the cost reductions will be largely offset by normal inflationary increases in labor and other expenses and an anticipated increase in marketing spending.

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

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, weather, global and regional economic conditions, competitive offerings and consumer confidence. Admission per capita is driven by ticket pricing, the mix of ticket type purchased (such as single day, multi-day, and annual pass) and the mix of attendance by theme parks visited. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending. For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Costs and Expenses

The principal costs of our operations are employee salaries, employee benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels. A large portion of our expenses is relatively fixed because the costs for full-time employees, maintenance, animal care, utilities, advertising and insurance do not vary significantly with attendance. For factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into revenue or contra-expense and related expenses at the time of the exchange and approximates the fair value of the goods or services received.

Results of Operations

The following discussion provides an analysis of our operating results for the three and nine months ended September 30, 2014 and 2013. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table presents key operating and financial information for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013
	(Unaudited, in thousands, except per capita data)
Summary financial data:
Net revenues:
Admissions	$306,495	$340,183
Food, merchandise and other	189,339	198,206

Total revenues	495,834	538,389

Costs and expenses:
Cost of food, merchandise and other revenues	38,219	40,422
Operating expenses (exclusive of depreciation and amortization shown separately below)	200,891	202,625
Selling, general and administrative	50,438	47,426
Depreciation and amortization	44,371	42,322

Total costs and expenses	333,919	332,795

Operating income	161,915	205,594
Other income, net	(56)	(13)
Interest expense	20,857	20,211
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	461	—

Income before income taxes	140,653	185,396
Provision for income taxes	53,477	64,656

Net income	$87,176	$120,740

Other data:
Attendance	8,405	8,864

Total revenue per capita	$58.99	60.74

Admissions revenue. Admissions revenue for the three months ended September 30, 2014 decreased $33.7 million (9.9%) to $306.5 million as compared to $340.2 million for the three months ended September 30, 2013. The prior year quarter in 2013 yielded record results in revenue driven by our SeaWorld-branded parks partly due to the addition of Antarctica: Empire of the Penguin®, our largest expansion ever at our SeaWorld Orlando park. The decrease in admissions revenue in the third quarter of 2014 was primarily a result of a 5.2% decline in attendance along with a 5.0% decrease in admission per capita from $38.38 in the third quarter of 2013 to $36.47 in the third quarter of 2014. Attendance declined when compared to the prior year quarter as negative trends we began to experience in the second quarter of 2014, primarily at our destination parks, extended into our peak operating quarter. We believe the decline results from a combination of factors, including negative media attention in California, along with a challenging competitive environment, particularly in Florida. Part of the challenges in Florida relate to significant new attraction offerings at competitor destination parks, along with a delay in the scheduled opening of one of our new rides at our Busch Gardens Tampa park. The prior year quarter also included the impact from the opening of Antarctica: Empire of the Penguin®. The decrease in admission per capita was primarily a result of an unfavorable change in the park attendance mix and an increase in promotional offerings compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2014 decreased by $8.9 million (4.5%) to $189.3 million as compared to $198.2 million for the three months ended September 30, 2013. This decrease was primarily a result of a 5.2% decrease in total attendance, which was slightly offset by an increase in in-park per capita spending from $22.36 in the third quarter of 2013 to $22.53.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2014 decreased $2.2 million (5.5%) to $38.2 million as compared to $40.4 million for the three months ended September 30, 2013. These costs represent 20.2% and 20.4% of related revenue earned for the three months ended September 30, 2014 and 2013, respectively.

Operating expenses. Operating expenses for the three months ended September 30, 2014 decreased $1.7 million (0.9%) to $200.9 million as compared to $202.6 million for the three months ended September 30, 2013. The decrease in operating expenses was primarily a result of a reduction in variable labor costs and other cost mitigation efforts employed by our park operations team, largely offset by additional operating costs to support new attractions, among other cost pressures. Operating expenses were 40.5% of total revenues for the three months ended September 30, 2014 compared to 37.6% for the three months ended September 30, 2013.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2014 increased $3.0 million (6.4%) to $50.4 million as compared to $47.4 million for the three months ended September 30, 2013. The increase was primarily related to higher marketing expenses mainly due to brand initiatives partially offset by a reduction in equity compensation expense when compared to the prior year quarter. As a percentage of total revenue, selling, general and administrative expenses were 10.2% in the third quarter of 2014 compared to 8.8% in the third quarter of 2013.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2014 increased $2.0 million (4.8%) to $44.4 million as compared to $42.3 million for the three months ended September 30, 2013 due to the impact of new asset additions offset by fully depreciated assets.

Interest expense. Interest expense for the three months ended September 30, 2014 increased $0.6 million (3.2%) to $20.9 million as compared to $20.2 million for the three months ended September 30, 2013. The increase primarily relates to an increase in interest rate swap expense along with a decrease in capitalized interest when compared to the third quarter of 2013.

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs. Loss on early extinguishment of debt and write-off of discounts and deferred financing costs of $0.5 million for the three months ended September 30, 2014 relates to a write-off in discounts and deferred financing costs related to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities during the third quarter of 2014.

Provision for income taxes. The Company reported a provision for income taxes in the three months ended September 30, 2014 of $53.5 million compared to $64.7 million for the three months ended September 30, 2013. The decrease results from lower pretax income in the third quarter of 2014 compared to the third quarter of 2013 partially offset by an increase in our effective income tax rate (from 34.9% to 38.0%). Our effective income tax rate increased compared to 2013 due to certain tax credits taken in 2013 that are currently expired.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table presents key operating and financial information for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited, in thousands, except per capita data)
Summary financial data:
Net revenues:
Admissions	$693,144	$747,610
Food, merchandise and other	420,131	440,681

Total revenues	1,113,275	1,188,291

Costs and expenses:
Cost of food, merchandise and other revenues	88,630	93,224
Operating expenses (exclusive of depreciation and amortization shown separately below)	557,993	573,892
Selling, general and administrative	154,078	149,581
Termination of advisory agreement	—	50,072
Secondary offering costs	747	—
Depreciation and amortization	128,733	124,154

Total costs and expenses	930,181	990,923

Operating income	183,094	197,368
Other income, net	(84)	(193)
Interest expense	61,087	70,439
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	461	29,858

Income before income taxes	121,630	97,264
Provision for income taxes	46,265	32,375

Net Income	$75,365	$64,889

Other data:
Attendance	18,034	18,926

Total revenue per capita	$61.73	$62.79

Admissions revenue. Admissions revenue for the nine months ended September 30, 2014 decreased $54.5 million (7.3%) to $693.1 million as compared to $747.6 million for the nine months ended September 30, 2013. The decrease in admissions revenue was a result of a 4.7% decrease in attendance, along with a decrease of 2.7% in admission per capita from $39.50 for the nine months ended September 30, 2013 to $38.44 for the nine months ended September 30, 2014. Attendance for the first nine months of 2014 declined as negative trends we began to experience in the second quarter of 2014, primarily at our destination parks, extended into our peak operating quarter. We believe the decline results from a combination of factors, including negative media attention in California, along with a challenging competitive environment, particularly in Florida. Part of the challenges in Florida relate to significant new attraction offerings at competitor destination parks and a delay in the opening of one of our new rides at our Busch Gardens Tampa park. The prior year also included the impact from the opening of Antarctica: Empire of the Penguin® at our SeaWorld Orlando park. Attendance for the first nine months of 2014 was also impacted by adverse weather during the first quarter in the Florida and Texas markets. The decrease in admission per capita was primarily a result of an unfavorable change in the park attendance mix and an increase in promotional offerings.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2014 decreased by $20.6 million (4.7%) to $420.1 million as compared to $440.7 million for the nine months ended September 30, 2013. This decrease was primarily a result of the 4.7% decrease in total attendance. In-park per capita spending was essentially flat at $23.30 in the nine months ended September 30, 2014, compared to $23.28 in the nine months ended September 30, 2013.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2014 decreased $4.6 million (4.9%) to $88.6 million as compared to $93.2 million for the nine months ended September 30, 2013. These costs represent 21.1% and 21.2% of related revenue earned for the nine months ended September 30, 2014 and 2013, respectively.

Operating expenses. Operating expenses for the nine months ended September 30, 2014 decreased $15.9 million (2.8%) to $558.0 million as compared to $573.9 million for the nine months ended September 30, 2013. The decrease was primarily a result of a reduction in variable labor costs and other cost mitigation efforts employed by our park operators. Operating expenses were 50.1% of total revenues for the nine months ended September 30, 2014 compared to 48.3% for the nine months ended September 30, 2013.

Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 2014 increased $4.5 million (3.0%) to $154.1 million as compared to $149.6 million for the nine months ended September 30, 2013. The increase was primarily related to marketing costs driven by brand initiatives along with the launch of our SeaWorld brand 50th anniversary celebration. These increased costs were offset by the elimination of the 2009 Advisory Agreement fees due to the termination of this agreement in April 2013 and a decrease in equity compensation when compared to the prior year period. As a percentage of total revenue, selling, general and administrative expenses were 13.8% in the nine months ended September 30, 2014 compared to 12.6% in the nine months ended September 30, 2013.

Termination of advisory agreement. In conjunction with the completion of our initial public offering on April 24, 2013, the 2009 Advisory Agreement was terminated. In connection with such termination, we paid a termination fee of $46.3 million to an affiliate of Blackstone and recorded a write-off of $3.8 million in 2013 prepaid advisory fees.

Secondary offering costs. Secondary offering costs for the nine months ended September 30, 2014 of $0.7 million relate to fees and expenses incurred in connection with the secondary offering of our common stock by the selling stockholders that was completed on April 9, 2014. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2014 increased $4.6 million (3.7%) to $128.7 million as compared to $124.2 million for the nine months ended September 30, 2013 due to the impact of new asset additions offset by fully depreciated assets.

Interest expense. Interest expense for the nine months ended September 30, 2014 decreased $9.4 million (13.3%) to $61.1 million as compared to $70.4 million for the nine months ended September 30, 2013, primarily reflecting the effects of the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million in term loan under our Senior Secured Credit Facilities in April 2013 with a portion of the net proceeds from our initial public offering as well as the impact of Amendment No. 5 to our Senior Secured Credit Facilities, which reduced the interest rate applicable to borrowings under our Senior Secured Credit Facilities.

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs. Loss on early extinguishment of debt and write-off of discounts and deferred financing costs of $0.5 million for the nine months ended September 30, 2014 relates to a write-off in discounts and deferred financing costs related to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities during the third quarter of 2014. Loss on early extinguishment of debt and write-off of discounts and deferred financing costs of $29.9 million for the nine months ended September 30, 2013 primarily relates to a $15.4 million premium paid for the early redemption of $140.0 million of our Senior Notes with a portion of the net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and the write-off of approximately $8.1 million of certain debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.

Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2014 increased $13.9 million (42.9%) to $46.3 million as compared to a provision for income taxes of $32.4 million for the nine months ended September 30, 2013. The increase results from the impact of a higher pretax income in the first nine months of 2014 along with an increase in our effective income tax rate (from 33.3% to 38.0%). Our effective income tax rate increased compared to 2013 due to certain tax credits taken in 2013 that are currently expired.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and common stock dividends. As of September 30, 2014, we had a working capital deficit of approximately $26.6 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

The Company’s Board of Directors (the “Board”) has adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. Dividends paid to stockholders were $53.6 million in the nine months ended September 30, 2014. The amount and timing of any future dividends payable on our common stock is within the sole discretion of the Board. The Company expects that for tax purposes, a portion of the dividends paid in 2014 will be treated as a return of capital to stockholders. Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

Approximately $0.4 million of dividends declared through September 30, 2014, will be paid if certain time restricted shares vest over their requisite service periods. Dividends on certain performance restricted shares were approximately $3.5 million and will accumulate and be paid only if and to the extent the shares vest in accordance with their terms. See Note 12-Stockholders’ Equity to our unaudited condensed consolidated financial statements for further discussion.

Concurrently with the closing of the secondary offering on December 17, 2013, we repurchased 1.5 million shares of our common stock directly from the selling stockholders in a private, non-underwritten transaction. Concurrently with the closing of the secondary offering on April 9, 2014, we repurchased 1.75 million shares of our common stock directly from the selling stockholders in a private, non-underwritten transaction. All repurchased shares are recorded as treasury stock at a cost of $44.2 million as of December 31, 2013 and $94.9 million as of September 30, 2014.

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

On August 12, 2014, our Board authorized a share repurchase program of up to $250.0 million of our common stock beginning on January 1, 2015. Under the repurchase program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited, in thousands)
Net cash provided by operating activities	$269,939	$272,984
Net cash used in investing activities	(125,082)	(125,803)
Net cash (used in) provided by financing activities	(146,506)	17,660

Net (decrease) increase in cash and cash equivalents	$(1,649)	$164,841

Cash Flows from Operating Activities

Net cash provided by operating activities was $269.9 million during the nine months ended September 30, 2014 as compared to $273.0 million during the nine months ended September 30, 2013, which included a cash payment of $46.3 million for the 2009 Advisory Agreement termination fee paid in conjunction with our initial public offering in April 2013. The change in net cash provided by operating activities was also impacted by a decrease in total revenue in the first nine months of 2014 primarily related to a decline in attendance offset by favorable changes in our working capital accounts when compared to the prior year period.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the nine months ended September 30, 2014 consisted primarily of capital expenditures of $122.8 million largely related to future attractions. Net cash used in investing activities during the nine months ended September 30, 2013 consisted of $125.9 million of capital expenditures largely related to attractions that opened in 2014.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2014 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2014 was primarily attributable to $53.6 million in cash dividends paid to common stockholders, $50.7 million used to repurchase 1.75 million shares of our common stock and $42.0 million paid on our Term B-2 Loan under the Senior Secured Credit Facilities, as defined below, which included a voluntary prepayment of $31.5 million.

Net cash provided by financing activities during the nine months ended September 30, 2013 was primarily attributable to the receipt of $253.8 million of the proceeds from our initial public offering, net of underwriter discounts and commissions, offset by $185.7 million of repayments of debt which consisted of the redemption of $140.0 million of our Senior Notes and a repayment of $37.0 million of indebtedness under our then existing Term B Loan. During the nine months ended September 30, 2013, we also paid $18.1 million in cash dividends, $15.4 million in a redemption premium for the Senior Notes, $10.6 million in debt issuance costs, $4.7 million in costs incurred in connection with the initial public offering and $3.0 million related to a note payable, which was due on September 1, 2013 in connection with the November 2012 acquisition of Knott’s Soak City, a standalone Southern California water park, from an affiliate of Cedar Fair L.P.

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

As of September 30, 2014, our Senior Secured Credit Facilities consisted of a $1,356.0 million senior secured term loan facility (the “Term B-2 Loans”), which will mature on May 14, 2020 and a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon at September 30, 2014. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes with an aggregate principal amount greater than $50.0 million outstanding and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans or the Senior Notes, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of September 30, 2014, SEA had approximately $16.1 million of outstanding letters of credit.

Borrowings under our Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain total leverage ratio. At September 30, 2014, SEA selected the LIBOR rate (interest rate of 3.00% at September 30, 2014).

The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At September 30, 2014, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable margin of 2.50%.

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

Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans, with the balance due on the final maturity date. SEA may voluntarily repay amounts outstanding under our Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. On September 30, 2014, SEA made a voluntary principal repayment of approximately $31.5 million on the Term B-2 Loans.

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

As of September 30, 2014, we were in compliance with all covenants in the provisions contained in the documents governing our Senior Secured Credit Facilities.

The Senior Notes

On December 1, 2009, SEA issued $400.0 million aggregate principal amount of 13.5% Senior Notes due 2016. On March 30, 2012, pursuant to an amendment to the indenture governing the Senior Notes, the interest rate was reduced from 13.5% to 11.0%. Interest on the Senior Notes is payable semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee our Senior Secured Credit Facilities. As of September 30, 2014, we had $260.0 million aggregate principal amount of the Senior Notes outstanding.

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

We used a portion of the net proceeds received by us in our initial public offering to redeem $140.0 million in aggregate principal amount of the Senior Notes in April 2013 at a redemption price of 111.0%. The redemption premium of $15.4 million, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs was recorded as a loss on early extinguishment of debt and write-off of discounts and deferred financing costs for the nine months ended September 30, 2013.

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

As of September 30, 2014, we were in compliance with all covenants in the provisions contained in the indenture governing our Senior Notes.

See Note 6- Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion regarding our Senior Secured Credit Facilities and Senior Notes.

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

The Senior Secured Credit Facilities and the indenture governing the Senior Notes contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the applicable agreement), including dividend payments and share repurchases. In particular, the Senior Secured Credit Facilities and the indenture permit restricted payments in an aggregate amount per annum not to exceed the greater of (1) 6% of initial public offering net proceeds received by SEA or (2) (a) $90.0 million, so long as, on a pro forma basis (as defined in the applicable agreement) after giving effect to the payment of any such restricted payment, the Total Leverage Ratio, (as defined in the applicable agreement), is no greater than 5.00 to 1.00 and greater than 4.50 to 1.00, (b) $120.0 million, so long as, on a pro forma basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.50 to 1.00 and greater than 4.00 to 1.00, (c) the greater of (A) $120.0 million and (B) 7.5% of market capitalization, so long as, on a Pro Forma Basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.00 to 1.00 and greater than 3.50 to 1.00 and (d) an unlimited amount, so long as, on a Pro Forma Basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 3.50 to 1.00. As of September 30, 2014, the Total Leverage Ratio as calculated under the Senior Notes was 4.41 to 1.00 and as calculated under the Senior Secured Credit Facilities was 4.09 to 1.00, which results in a $120.0 million capacity for restricted payments in fiscal 2014. During the nine months ended September 30, 2014, we have used approximately $104.9 million of our available restricted payments capacity. As a result, we currently have the ability to declare dividends or make certain other restricted payments in an aggregate amount of up to approximately $15.1 million for the remainder of calendar year 2014. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements will reset on January 1, 2015 as set forth above.

Also, under the indenture governing the Senior Notes and under the credit agreement governing the Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on covenant Adjusted EBITDA.

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

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited, in thousands)
Net income	$87,176	$120,740	$75,365	$64,889
Provision for income taxes	53,477	64,656	46,265	32,375
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs (a)	461	—	461	29,858
Interest expense	20,857	20,211	61,087	70,439
Depreciation and amortization	44,371	42,322	128,733	124,154
Secondary offering costs (b)	—	—	747	—
Termination of advisory agreement (c)	—	—	—	50,072
Advisory fees (d)	—	—	—	2,799
Equity-based compensation expense (e)	570	2,482	1,905	4,704
Debt refinancing costs (f’)	—	111	—	4,225
Other adjusting items (g)	1,620	—	3,898	843
Other non-cash expenses (h)	602	3,894	1,695	8,129

Adjusted EBITDA	$209,134	$254,416	$320,156	$392,487

(a)	Reflects the write-off of discounts and deferred financing costs in the three and nine months ended September 30, 2014 relating to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities. For the nine months ended September 30, 2013, reflects a $15.4 million premium paid for the early redemption of $140.0 million of our Senior Notes using net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and a write-off of approximately $8.1 million of certain capitalized debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.

(b)	Reflects fees and expenses incurred in connection with the secondary offering of our common stock in April 2014. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering.

(c)	Reflects a one-time fee of $46.3 million paid to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement, and a related write-off of prepaid advisory fees of $3.8 million. In connection with our initial public offering, the 2009 Advisory Agreement was terminated on April 24, 2013 in accordance with its terms.

(d)	Reflects historical fees paid to an affiliate of Blackstone under the 2009 Advisory Agreement.

(e)	Reflects non-cash compensation expense associated with the grants of equity compensation.

(f)	Reflects costs which were expensed related to the April and May 2013 amendments to our Senior Secured Credit Facilities.

(g)	Reflects certain initial product and intellectual property development costs and certain business optimization costs and expenses incurred in the three and nine months ended September 30, 2014. The product and intellectual property development costs were not material in the prior periods and were approximately $0.8 million in the first quarter of 2014. The business optimization costs and expenses primarily represent third party consulting costs associated with development of the cost savings plan. There were no business optimization costs and expenses in the prior periods. For the three and nine months ended September 30, 2013, other adjusting items reflects costs related to our acquisition of the Knott’s Soak City Chula Vista water park and pre-opening costs related to Aquatica San Diego.

(h)	Reflects non-cash expenses related to miscellaneous asset write-offs which were expensed.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K, except for the voluntary prepayment of $31.5 million on our Term B-2 Loan under the Senior Secured Credit Facilities.

During the third quarter of 2014, we announced a plan to build new killer whale environments at all three of our SeaWorld locations. The San Diego environment is expected to open to the public in 2018 with new killer whale homes to follow at SeaWorld Orlando and SeaWorld San Antonio. The total investment is expected to be approximately $100.0 million per park by the project’s completion.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014.

Recently Issued Financial Accounting Standards

Refer to Note 2- Recently Issued Accounting Pronouncements, in our notes to the unaudited condensed consolidated financial statements for further details.

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

After considering the impact of interest rate swap agreements, at September 30, 2014, approximately $1,260.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $356.0 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $2.1 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company, the Chairman of our Board of Directors, certain of our executive officers and Blackstone (the “Defendants”). The complaint alleges that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief. On October 10, 2014, the Court entered an Order Granting Joint Motion for Extension of Time to Respond to Complaint (the “Order”). The Order provides that (i) the Defendants need not respond to the complaint until a lead plaintiff is appointed, lead plaintiff’s counsel is approved, and the lead plaintiff files an amended complaint; (ii) within fifteen (15) days of the Court’s appointment of lead plaintiff and lead counsel, counsel for the Defendants and counsel for the lead plaintiff shall meet and confer regarding scheduling; and (iii) within five (5) days of the meet and confer, the parties shall submit a joint motion for the Court’s approval with the parties’ proposed schedule for the filing of an amended complaint, and the filing of a motion to dismiss or other response to the amended complaint. On November 10, 2014, competing motions were filed for the appointment of lead plaintiff and approval of each proposed lead plaintiff’s selection of counsel. Specifically, the Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund moved to be appointed as lead plaintiff with Grant & Eisenhofer P.A. as counsel; Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System moved to be appointed as lead plaintiff with Kessler Topaz Meltzer & Check, LLP and Nix, Patterson & Roach, LLP as co-lead counsel; and Louis H. Baker (the named plaintiff in the lawsuit) also moved to be appointed as lead plaintiff with The Rosen Law Firm, P.A. as counsel. The motions are returnable on December 15, 2014. We believe that the class action lawsuit is without merit and intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Other Matters

From time to time, we are subject to various other allegations, claims and legal actions arising in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of any of these proceedings, lawsuits and claims, management believes that adequate provisions have been made and insurance secured for all currently pending proceedings so that the ultimate outcomes will not have a material adverse effect on our financial position.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on March 21, 2014, except as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

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

From time to time, animal activist and other third-party groups may make claims before government agencies, bring lawsuits against us, and/or attempt to generate negative publicity associated with our business. Such activities sometimes are based on allegations that we do not properly care for some of our featured animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of future claims and lawsuits that could be brought against us. In addition, negative publicity associated with such activities could adversely affect our reputation and results of operations. At times, activists and other third-party groups have also attempted to generate negative publicity related to our relationships with our business partners, such as corporate sponsors, promotional partners, vendors, ticket resellers and others. For example, during 2014, we have experienced demand pressures, particularly in California, which we believe were partly due to media attention relating to the recent legislation proposed in that state. In addition, we experienced increased media attention in 2014 extending to our relationships with some of our business partners.

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

The Company had no unregistered sales of equity securities during the third quarter of 2014. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ending	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014	July 31, 2014	69	$29.59	—	—
August 1, 2014	August 31, 2014	37	27.17	—	—
September 1, 2014	September 30, 2014	25	20.57	—	—

		131	$27.19	—	—

(1)	All purchases were made pursuant to the Company’s 2013 Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Share Repurchase Program

On August 12, 2014, our Board authorized the repurchase of up to $250.0 million of our common stock beginning on January 1, 2015. Under the repurchase program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

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

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone, an affiliate of our major stockholders, by Travelport Worldwide LTD which may be considered the Company’s affiliate.

Principal Stockholder Transaction

Prior to our initial public offering on April 24, 2013, we were owned by ten limited partnerships (the “Partnerships”), ultimately owned by affiliates of Blackstone. Blackstone remains one of our principal stockholders. On August 25, 2014, the limited partners of one of these partnerships, SW Delaware (GS) L.P. (“SWDGS”), surrendered their interests in SWDGS and received 743,645 shares of the Company’s common stock held by SWDGS. The Company did not receive any proceeds related to this transaction. SWDGS is controlled by affiliates of Blackstone. As a result of this transaction, as of September 30, 2014, the remaining nine Partnerships affiliated with Blackstone held 19,502,063 shares of the Company’s common stock, which represented 21.7% of the total outstanding stock and SWDGS no longer owns shares of the Company’s stock.

Item 6.	Exhibits

See Exhibit Index immediately following signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: November 13, 2014	By: /s/ James M. Heaney
James M. Heaney
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2014	By: /s/ Marc G. Swanson
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