Form 10-K
period 2014-12-31
SeaWorld Entertainment, Inc.
filed 2015-02-27
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,914,102,285 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange. For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons are affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 89,230,648 shares of Common Stock, par value $0.01 per share as of February 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2015 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” “SeaWorld,” “we,” “our” or “us” in this Annual Report on Form 10-K refer to SeaWorld Entertainment, Inc. and its consolidated subsidiaries, (ii) references to “Blackstone” refer to certain investment funds affiliated with The Blackstone Group L.P., (iii) references to the “Partnerships” refer, collectively, as applicable, to either (a) ten limited partnerships owned by affiliates of Blackstone and certain co-investors, through SW Delaware L.P. (f/k/a SW Cayman L.P.), SW Delaware A L.P. (f/k/a SW Cayman A L.P.), SW Delaware B L.P. (f/k/a SW Cayman B L.P.), SW Delaware C L.P. (f/k/a SW Cayman C L.P.), SW Delaware D L.P. (f/k/a SW Cayman D L.P.), SW Delaware E L.P. (f/k/a SW Cayman E L.P.), SW Delaware F L.P. (f/k/a SW Cayman F L.P.), SW Delaware Co-Invest L.P. (f/k/a SW Cayman Co-Invest L.P.), SW Delaware (GS) L.P. (f/k/a SW Cayman (GS) L.P.) and SW Delaware (GSO) L.P. (f/k/a SW Cayman (GSO) L.P.) or (b) only nine of the aforementioned ten limited partnerships owned by affiliates of Blackstone and other certain co-investors to reflect that, as of August 25, 2014, one of such limited partnerships – SW Delaware (GS) L.P. (f/k/a SW Cayman (GS) L.P.) – no longer owns shares of the Company’s common stock, (iv) references to “ABI” refer to Anheuser-Busch, Incorporated, (v) references to “guests” refer to our theme park visitors, (vi) references to “customers” refer to any consumer of our products and services, including guests of our theme parks, (vii) references to the “TEA/AECOM Report” refer to the 2013 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2014, (viii) references to the “2014 Amusement Today Annual Survey” or the “Amusement Today 2014 Golden Ticket Awards” refer to the Amusement Today 2014 Golden Ticket Awards, Vol. 18, issue 6.2 dated September 2014 and (ix) references to the “IBISWorld Report” refer to the IBISWorld Industry Report 71311: Amusement Parks in the US dated August 2014. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM Report and theme park industry statistics are based on the IBISWorld Report.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including the following:

•	a decline in discretionary consumer spending or consumer confidence;

•	various factors beyond our control adversely affecting attendance and guest spending at our theme parks;

•	changes in federal and state regulations governing the treatment of animals and claims and lawsuits by activist groups;

•	incidents or adverse publicity concerning our theme parks;

•	inability to protect our intellectual property or the infringement on intellectual property rights of others;

•	featuring animals at our theme parks;

•	the loss of licenses and permits required to exhibit animals;

•	significant portion of revenues generated in the States of Florida, California and Virginia and the Orlando market;

•	inability to compete effectively;

•	loss of key personnel;

•	increased labor costs;

•	unionization activities or labor disputes;

•	inability to meet workforce needs;

•	inability to fund theme park capital expenditures;

•	high fixed cost structure of theme park operations;

•	inability to maintain certain commercial licenses;

•	changing consumer tastes and preferences;

•	restrictions in our debt agreements limiting flexibility in operating our business;

•	our substantial leverage;

•	seasonal fluctuations;

•	inability to realize the benefits of acquisitions or other strategic initiatives;

•	adverse litigation judgments or settlements;

•	inadequate insurance coverage;

•	inability to purchase or contract with third party manufacturers for rides and attractions;

•	environmental regulations, expenditures and liabilities;

•	cyber security risks;

•	suspension or termination of any of our business licenses;

•	our limited operating history as a stand-alone company; and

•	the ability of affiliates of The Blackstone Group L.P to significantly influence our decisions.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Annual Report on Form 10-K apply only as of the date of this Annual Report on Form 10-K or as the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Trademarks, Service Marks and Trade names

We own or have rights to use a number of registered and common law trademarks, service marks and trade names in connection with our business in the United States and in certain foreign jurisdictions, including SeaWorld Entertainment, SeaWorld Parks & Entertainment, SeaWorld®, Shamu®, Busch Gardens®, Aquatica™, Discovery Cove®, Sea Rescue™ and other names and marks that identify our theme parks, characters, rides, attractions and other businesses. In addition, we have certain rights to use Sesame Street® marks, characters and related indicia through certain license agreements with Sesame Workshop (f/k/a Children’s Television Workshop).

Solely for convenience, the trademarks, service marks, and trade names referred to in this Annual Report on Form 10-K are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names. This Annual Report on Form 10-K may contain additional trademarks, service marks and trade names of others, which are the property of their respective owners. All trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are, to our knowledge, the property of their respective owners.

PART I.

Item 1.	Business

Company Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands including SeaWorld, Shamu and Busch Gardens. Over our more than 50 year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection of approximately 89,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

During the year ended December 31, 2014, we hosted approximately 22.4 million guests in our theme parks, including approximately 3.6 million international guests. In the year ended December 31, 2014, we had total revenues of $1.38 billion and net income of $49.9 million.

We generate revenue primarily from selling admission to our theme parks and from purchases of food, merchandise and other spending. For the year ended December 31, 2014, theme park admissions accounted for approximately 62% of our total revenue, and food, merchandise and other revenue accounted for approximately 38% of our total revenue. Over the same period of time, we reported $38.37 in admission per capita (calculated as admissions revenue divided by total attendance) and $23.14 in-park per capita spending (calculated as food, merchandise and other revenue divided by total attendance).

As one of the world’s foremost zoological organizations and a global leader in animal welfare, training, husbandry and veterinary care, we are committed to helping protect and preserve the environment and the natural world. For more information, see the “—Our Animals” and “—Philanthropy and Community Relations” sections.

Recent Developments

Management Changes

Effective January 15, 2015, James Atchison resigned from his role as Chief Executive Officer (“CEO”) and President of the Company. Mr. Atchison will continue to serve as a member of the Board of Directors of the

Company (the “Board”) in the role of Vice Chairman of the Board and has entered into a three-year consulting agreement with the Company. In connection with the foregoing, effective January 15, 2015, the Board appointed David F. D’Alessandro as the Company’s interim CEO until the Board selects a permanent successor. Mr. D’Alessandro, who has been Chairman of the Board since 2010, will continue in that position during his tenure as interim CEO.

Effective February 6, 2015, Daniel B. Brown was appointed Chief Parks Operations Officer of the Company. In this role, Mr. Brown has operational oversight over all of the Company’s theme parks. Donald W. Mills Jr., formerly the Company’s Chief Operating Officer – Busch Gardens & Sesame Place, was reassigned to the position of Orlando Park President responsible for leading the Company’s Orlando theme parks – SeaWorld, Discovery Cove and Aquatica.

Share Repurchase Program and Share Repurchases

On August 12, 2014, our Board authorized the repurchase of up to $250.0 million of our common stock beginning on January 1, 2015 (the “Share Repurchase Program”). On December 16, 2014, the Board approved an amendment to the Share Repurchase Program to change the start date of such program from January 1, 2015 to December 17, 2014 and to authorize the repurchase of up to $15.0 million of our common stock during the remainder of calendar year 2014. The other features of the Share Repurchase Program remained unchanged including the total amount authorized and available under the program of $250.0 million. Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

Pursuant to the Share Repurchase Program, during the fourth quarter of 2014, we entered into a written trading plan under Rule 10b5-1 of the Exchange Act and repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15.0 million, leaving $235.0 million available for future repurchases under the Share Repurchase Program. All of the repurchased common stock was held as treasury shares at December 31, 2014.

Restructuring Program

In December 2014, we implemented a restructuring program in an effort to centralize certain operations and reduce duplication of functions to increase efficiencies (the “Restructuring Program”). The Restructuring Program is part of our previously announced Company-wide initiative designed to deliver approximately $50.0 million of annual cost savings by the end of 2015, as compared to our cost structure in fiscal 2014. We believe that these cost savings will be largely offset by annual inflationary pressures and increased spending on marketing and advertising initiatives. The Restructuring Program involved the elimination of approximately 300 positions across our eleven theme parks and corporate headquarters. As a result, we expect to record approximately $12.4 million in pre-tax restructuring charges, of which $11.6 million was incurred in 2014 and another $0.8 million is expected to be incurred in the first half of 2015, due to certain continuing service obligations.

Costs incurred in 2014 related to the Restructuring Program are recorded as restructuring and other related costs and primarily consist of severance and other employment expenses as well as third party consulting costs associated with the development of the cost savings plan and the Restructuring Program. These restructuring and other related costs do not include any costs associated to the previously announced separation of our CEO and President effective January 15, 2015, which approximated $2.6 million in the fourth quarter of 2014.

Our Competitive Strengths

•	Brands That Consumers Know and Love. We believe that our brands attract and appeal to guests from around the world and have been established as a part of popular culture. Our brand portfolio is stable, which we believe reduces our exposure to changing consumer tastes. We use our brands and intellectual property to increase awareness of our theme parks, drive attendance to our theme parks and create “out-of-park” experiences for our guests as a way to connect with them before they visit our theme parks and to stay connected with them after their visit. Such experiences include various media and consumer product offerings, including websites, advertisements and media programming, toys, books, apparel and technology accessories. For example, we have developed iPhone and Android smartphone applications for our SeaWorld, Busch Gardens and Sesame Place theme parks, which offer GPS navigation through the theme parks and interactive theme park maps that show the nearest dining locations, gift shops and ATMs and provide real-time updates on wait times for rides. Our guests have quickly adopted these products with over 2.1 million downloads of our smartphone applications from June 2011 through December 2014.

We have also leveraged our brands into media, entertainment and consumer products. In 2012, we launched Sea Rescue, a Saturday morning television show airing on the ABC Network featuring our work to rescue injured animals in coordination with various government agencies and other rescue organizations. Since its debut through December 2014, Sea Rescue has attracted over 195 million viewers and has been rated as the number one show in its timeslot in a number of major U.S. markets. Additionally, in 2014, Sea Rescue was nominated for a Daytime Emmy® Award in the category of Outstanding Children’s Series by the National Academy of Television Arts & Sciences. In October 2013, we introduced our newest television program, The Wildlife Docs, which has attracted over 89 million viewers from October 2013 through December 2014 and centers on the day-to-day activities at our Animal Care Center at Busch Gardens Tampa. Additionally, in March 2014, we introduced a new media platform, SeaWorld Kids, which features a website containing nature-based learning content for kids. The website includes games and animal information and showcases Sea Rescue, The Wildlife Docs and The Jungle Bunch, as well as our new monthly web series, Generation Nature. We have also introduced learning apps for kids and have released original songs and soundtracks from our theme parks for sale on iTunes, Google Play and other digital music channels.

•	Differentiated Theme Parks. We own and operate 11 theme parks, including four of the top 20 theme parks in North America as measured by attendance, according to the TEA/AECOM Report. Our theme parks are beautifully themed and deliver high-quality entertainment, aesthetic appeal, shopping and dining and have won numerous awards, including the Amusement Today Golden Ticket Award for Best Landscaping. Our theme parks feature eight of the 50 highest rated steel rollercoasters in the world, led by Apollo’s Chariot, the #7 rated steel rollercoaster in the world according to the 2014 Amusement Today Annual Survey, and have won the top three spots in the Amusement Today annual Golden Ticket Award for Best Marine Life Park since the award’s inception in 2006. We have over 600 attractions that appeal to guests of all ages, including 99 animal habitats, 116 shows and 193 rides. In addition, we have over 300 restaurants and specialty shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from emotional and educational animal encounters to thrilling rides and exciting shows. As a result of these distinctive offerings, our guest surveys routinely report very high “Overall Satisfaction” scores, with 97% of respondents in 2014 ranking their experience good or excellent.

•	Diversified Business Portfolio. Our portfolio of theme parks is diversified in a number of important respects. Our theme parks are located across the United States, which helps protect us from the impact of localized events. Each theme park showcases a different mix of zoological, thrill-oriented and family-friendly attractions. This varied portfolio of entertainment offerings attracts guests from a broad range of demographics and geographies. Our theme parks appeal to both regional and destination guests, which provide us with a stable attendance base while allowing us to benefit from improvements in macroeconomic conditions, including increased consumer spending and international travel.

•	One of the World’s Largest Zoological Collections. We believe we are attractively positioned in the industry due to our ability to present our animals in a differentiated and interactive manner. We believe we have one of the world’s largest zoological collections with approximately 89,000 animals, including 8,000 marine and terrestrial animals and 81,000 fish. With 30 killer whales, we have the largest group of killer whales in human care. We have established successful and innovative breeding programs that have produced 32 killer whales, 165 dolphins and 148 sea lions, among other species, and our marine animal populations are characterized by their substantial genetic diversity. More than 80% of our marine mammals were born in human care.

•	Strong Competitive Position. Our competitive position is protected by the combination of our powerful brands, extensive zoological collection and expertise and attractive in-park assets located on valuable real estate. Our zoological collection and expertise, which have evolved over our more than five decades of caring for animals, would be very difficult to replicate. We have made extensive investments in new marketable attractions and infrastructure and we believe that our theme parks are well capitalized. The limited supply of real estate suitable for theme park development coupled with high initial capital investment, long development lead-times and zoning and other land use restrictions constrain the number of large theme parks that can be constructed.

•	Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team includes some of the most experienced theme park executives in the world, with an average tenure of approximately 30 years in the industry (calculation excludes average tenure for our interim CEO). The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product development, business development, marketing and finance. In addition, we are one of the world’s foremost zoological organizations with an average of more than 1,500 employees dedicated to animal welfare, training, husbandry and veterinary care.

•	Proximity of Complementary Theme Parks. Our theme parks are grouped in key locations near large population centers across the United States, which allows us to realize revenue and operating expense efficiencies. Having theme parks located within close proximity to each other also enables us to cross market and offer bundled ticket and travel packages. In addition, closely located theme parks provide operating efficiencies including sales, marketing, procurement and administrative synergies as overhead expenses are shared among the theme parks within each region.

•	Strong Cash Flow Generation. Our disciplined approach to capital expenditures and working capital management, enable us to generate strong and recurring cash flow. Five of our 11 theme parks are open year-round, reducing our seasonal cash flow volatility. In addition, we have substantial tax assets, which we expect to be available to defer a portion of our cash tax burden going forward.

•	Care for Our Community and the Natural World. Caring for our community and the natural world is a core part of our corporate identity and resonates with our guests. We focus on three core philanthropic areas: children, education and environment. Through the power of entertainment, we are able to inspire children and educate guests of all ages. We support numerous charities and organizations across the country. For example, we are the primary supporter and corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, in collaboration with the government and other members of accredited stranding networks, we operate one of the world’s most respected programs to rescue ill and injured marine animals, with the goal to rehabilitate and return them back to the wild. Our animal experts have helped more than 24,000 ill, injured, orphaned and abandoned animals for more than four decades. In 2014, the SeaWorld Animal Rescue Teams based in San Diego, Orlando and San Antonio were presented the Amusement Today 2014 Persons of the Year Award for their tireless dedication to animal welfare.

Our Theme Parks

Our legacy started in 1959 with the opening of our first Busch Gardens theme park in Tampa, Florida. Since then, we have built our portfolio of strong brands and have strategically expanded our portfolio of theme parks across five states and approximately 2,000 acres of owned land, including through acquisitions.

Our theme parks offer guests a variety of exhilarating experiences, from animal encounters that invite exploration and appreciation of the natural world, to thrilling rides and spectacular shows. Our theme parks are beautifully themed venues that are consistently recognized among the top theme parks in the world and rank among the most highly attended in the industry. In 2013, SeaWorld Orlando and SeaWorld San Diego each ranked among the top 25 theme parks worldwide based on attendance, and Aquatica Orlando ranked among the top 20 water parks worldwide based on attendance, according to the TEA/AECOM Report. Additionally, Discovery Cove was ranked the #1 amusement park in the world for the second consecutive year in the 2014 TripAdvisor Travelers’ ChoiceTM Awards. We generally locate our theme parks in geographical clusters, which improve our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs. Our portfolio of branded theme parks includes the following names:

•	SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, special dining experiences, thrilling attractions and a variety of live performances that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill rides and theatrical shows that creatively incorporate our one-of-kind zoological collection. Collectively, our SeaWorld theme parks have won the top three spots in the Amusement Today annual Golden Ticket Award for Best Marine Life Park since the award’s inception in 2006. We currently own and operate the following SeaWorld branded theme parks:

¡	SeaWorld Orlando is a 279 acre theme park in Orlando, Florida and is open year-round. It is our largest theme park as measured by attendance and revenue. SeaWorld Orlando is home to the Journey to Atlantis watercoaster ride, Kraken, a floorless rollercoaster, and Manta, a flying rollercoaster which integrates animals and a beautiful aquarium into its theme. In May 2013, we opened Antarctica: Empire of the Penguin, a realm within the park that immerses guests into a penguin habitat. SeaWorld Orlando is also home to TurtleTrek, one of the first attractions with two extensive naturalistic habitats, home to manatees and sea turtles, and a 3-D, 360-degree dome theater.

¡	SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing approximately 415 acres in San Antonio, Texas. SeaWorld San Antonio features thrilling rollercoasters, including the Steel Eel and The Great White, along with a collection of marine-themed shows and experiences, including the killer whale show One Ocean. Guests can upgrade their experience for an additional fee to also enjoy our Aquatica water park located within SeaWorld San Antonio.

¡	SeaWorld San Diego is the original SeaWorld theme park spanning 190 acres of waterfront property on Mission Bay in San Diego, California. SeaWorld San Diego is open year-round and is one of the most visited paid attractions in San Diego. Its newest attraction is Explorer’s Reef, which opened in March 2014 to coincide with the official kickoff of a “Sea of Surprises” commemorating SeaWorld’s 50th anniversary celebration. Through Explorer’s Reef, guests enter the park under a massive wave sculpture and encounter an underwater-themed realm of animal attractions, buildings and shade structures. SeaWorld San Diego is also home to Manta, built in 2012 and modeled on the successful Manta ride in SeaWorld Orlando, which includes animal habitats featuring bat rays and other marine-life as well as a launch rollercoaster shaped like a giant manta ray.

•	Busch Gardens. Our Busch Gardens theme parks are family-oriented destinations designed to immerse guests in foreign geographic settings. They are renowned for their beauty and cleanliness with award-winning landscaping and gardens. Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions and rollercoasters, exotic animals and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:

¡	Busch Gardens Tampa features exotic animals, thrill rides and shows on 306 acres of lush natural landscape. Our zoological collection is a popular attraction for families, and its portfolio of rides, including four of the world’s top 50 steel rollercoasters according to the 2014 Amusement Today Annual Survey, broaden the theme park’s appeal to teens and thrill seekers of all ages. Its newest attraction, Falcon’s Fury, which opened in the third quarter of 2014, is the tallest freestanding drop tower in North America, standing at 335 feet. The attraction rises more than 300 feet in the air then pivots guests 90 degrees to a face-down dive position before dropping to the ground. Also new in 2014 is Pantopia, a fully-revitalized realm which is home to Falcon’s Fury and includes new culinary options, entertainment, shopping and an indoor theater.

¡	Busch Gardens Williamsburg is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming. This 422 acre theme park has been named the Most Beautiful Park in the World by the National Amusement Park Historical Association for 24 consecutive years and has earned the Amusement Today Golden Ticket for Best Landscaping each year since the category’s inception in 1998. It features some of the industry’s top thrill rides with three steel rollercoasters, Apollo’s Chariot, Alpengeist and Griffon, ranked in the top 35 in the 2014 Amusement Today Annual Survey. Its newest steel rollercoaster, Verbolten, a multi-launch, indoor/outdoor rollercoaster that ends with an 88-foot drop toward the theme park’s Rhine River, opened in 2012. In 2014, the London Rocks show debuted, which takes guests on a musical journey exploring the roots of rock-n-roll and the powerful role that music plays in people’s lives.

•	Aquatica. Our Aquatica branded water parks are premium, family-oriented destinations that are based in a South Seas-themed tropical setting. Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative and entertaining presentation of marine and terrestrial animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following Aquatica branded theme parks:

¡	Aquatica Orlando is an 81 acre South Seas-themed water park adjacent to SeaWorld Orlando that is open year-round. In 2013, it was the 3rd most attended water park in North America and the 7th most attended water park worldwide, according to the TEA/AECOM Report. The theme park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats, such as the signature Dolphin Plunge that carries guests through a Commerson’s dolphin habitat. Its newest attraction, Ihu’s Breakaway Falls, a multi-drop tower slide, opened in 2014 and provides guests a dramatic vertical plunge followed by a maze of curving tubes before final splashdown.

¡	Aquatica San Antonio is a water park located within SeaWorld San Antonio and accessible to guests for an additional fee. It features a variety of waterslides, rivers, lagoons, a large beach area and private cabanas. The water park’s signature attraction, Stingray Falls, takes four-seat rafts down twists and turns to an underwater grotto, where guests view stingrays and tropical fish. In addition, Walhalla Wave, a family raft ride, sends guests to the top of a zero-gravity wall, giving riders the sense of weightlessness. Its newest attraction, Roa’s Aviary, which opened in 2014, features a 13,500 square foot aviary giving guests the chance to float, wade or walk among hundreds of tropical birds. The aviary also contains a guest pool and waterfalls.

¡	Aquatica San Diego is located near our SeaWorld San Diego theme park and is the latest water park added to our portfolio. We acquired the Knott’s Soak City Chula Vista, a 66 acre water park,

from a subsidiary of Cedar Fair L.P. in November 2012 and renovated, rebranded and relaunched the theme park as Aquatica San Diego in June 2013. In 2014, we opened Taumata Racer, a high-speed racing water ride that sends riders down a 375-foot slide, around a 180-degree swooping turn, and in and out of tunnels before racing them across the finish line.

•	Discovery Cove. Located next to SeaWorld Orlando, Discovery Cove is a 58 acre, reservations only, all-inclusive marine-life theme park that is open year-round to guests and features premium culinary offerings. The theme park restricts its attendance to approximately 1,300 guests per day in order to assure a more intimate experience. Discovery Cove provides guests with a full day of activities, including a 30-minute dolphin swim session and the opportunity to snorkel with thousands of tropical fish, wade in a lush lagoon with stingrays, and hand-feed birds in a free flight aviary. Discovery Cove was ranked the #1 amusement park in the world for the second consecutive year in the 2014 TripAdvisor Travelers’ Choice Awards. Discovery Cove’s attractions include The Grand Reef, which includes SeaVenture, an underwater walking tour where guests can get up close to exotic fish and sharks, and Freshwater Oasis, which offers wading adventures and face-to-face encounters with otters and marmosets.

•	Sesame Place. Located on 55 acres between Philadelphia and New York City, Sesame Place is the only theme park in America entirely dedicated to the award-winning television show, Sesame Street, and its spirit of imagination. The theme park shares SeaWorld’s “education and learning through entertainment” philosophy and allows parents and children to experience Sesame Street together through whirling rides, water slides, colorful shows and furry friends. Despite its small size and seasonal operating schedule, Sesame Place attracts approximately one million guests annually due to its strong family appeal. Sesame Place’s newest realm, Cookie’s Monster Land, opened in 2014 and features five new family-friendly rides, a 3-story net climb, and a soft play area for the park’s youngest visitors. In addition, we have introduced Sesame Street brands in our other theme parks through Sesame Street-themed rides, shows, children’s play areas and merchandise. Our rights to the Sesame Street brand in the United States extend through 2021.

•	Water Country USA. Located on 222 acres, Virginia’s largest family water park, Water Country USA, features state-of-the-art water rides and attractions, all set to a 1950s and 1960s surf theme. Water Country USA is the sixth most attended water park in North America according to the TEA/AECOM Report and features a 23,000 square-foot wave pool, a science fiction themed interactive children’s play area, kid-sized water slides, live shows and several other attractions. One of its newest attractions is Colossal Curl, an action packed family thrill slide that sends riders down nearly 550 feet.

•	Adventure Island. Located adjacent to Busch Gardens Tampa, Adventure Island is a 56 acre water park that is filled with water rides, dining and other attractions that incorporate a Key West theme. The theme park is the seventh most attended water park in North America according to the TEA/AECOM Report and features a family friendly wave pool and children’s water playground that appeal to its core constituency, local families with young children.

The following table summarizes our theme park portfolio for 2014:

Location	Theme Park	Year Opened	Animal Habitats(2)	Rides(3)	Shows(4)	Other(5)
Orlando, FL		1973	17	14	16	27
		2000	5	3	0	5
		2008	6	14	0	4
Tampa, FL		1959	17	29	16	36
		1980	0	12	0	7
San Diego, CA		1964	30	10	20	17
		1996(1)	2	9	0	4
San Antonio, TX		1988	15	23	33	51
Williamsburg, VA		1975	7	38	17	44
		1984	0	16	1	9
Langhorne, PA		1980	0	25	13	23
Total(6)			99	193	116	227

(1)	On November 20, 2012, we acquired the Knott’s Soak City Chula Vista water park from a subsidiary of Cedar Fair, L.P. This water park was renovated, rebranded and relaunched as Aquatica San Diego on June 1, 2013.
(2)	Represents animal habitats without a ride or show element, often adjacent to a similarly themed attraction.
(3)	Represents mechanical dry rides, water rides and water slides (including wave pools and lazy rivers).
(4)	Represents annual and seasonal shows with live entertainment, animals, characters and/or 3-D or 4-D experiences.
(5)	Represents our 2014 portfolio for events, distinctive experiences and play areas, which collectively may include special limited time events; distinctive experiences often limited to small groups and individuals and/or requiring a supplemental fee (such as educational tours, immersive dining experiences and swimming with animals); and pure play areas, typically designed for children or seasonal special events, often without a queue (such as water splash areas or Halloween mazes).
(6)	The total number of animal habitats, rides, shows, events, distinctive experiences and play areas in our theme park portfolio varies seasonally.

Capital Improvements

We make annual investments to support our existing theme park facilities and attractions, as well as enable the development of new theme park attractions and infrastructure. Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive and increase attendance and our guests’ length of stay. Our theme parks feature a variety of attractions for our guests. In 2014, we opened new attractions in nine of our eleven theme parks. Some of the attractions added include:

•	A Sea of Surprises, 50th Anniversary Celebration (SeaWorld Orlando, SeaWorld San Diego and SeaWorld San Antonio): All three SeaWorld parks commemorated the 50th anniversary celebration with new interactive experiences, shows, pathway performances, animal encounters and a Surprise Squad, who treated guests with prizes.

•	Explorer’s Reef (SeaWorld San Diego): An innovative new park entrance that immerses guests into an undersea realm from the moment they arrive.

•	Falcon’s Fury (Busch Gardens Tampa): The tallest freestanding drop tower in North America, standing at 335 feet, which pivots guests 90 degrees to a face-down dive position before dropping toward the ground.

•	Pantopia (Busch Gardens Tampa): A fully-revitalized realm that is home to Falcon’s Fury and includes new culinary options, entertainment, shopping and an indoor theater.

•	London Rocks Show (Busch Gardens Williamsburg): A new musical production that takes guests on a journey to explore the roots of rock and roll.

•	Ihu’s Breakaway Falls (Aquatica Orlando): A multi-drop tower slide that provides guests a dramatic vertical plunge followed by a maze of curving tubes before final splashdown.

•	Taumata Racer (Aquatica San Diego): A high-speed racing water ride that sends riders down a 375-foot slide, around a 180-degree swooping turn, and in and out of tunnels before racing them across the finish line.

•	Roa’s Aviary (Aquatica San Antonio): A 13,500 square foot aviary giving guests the chance to float, wade or walk among hundreds of tropical birds. The aviary also features a guest pool and waterfalls.

•	Colossal Curl (Water Country USA): An action packed family thrill slide that sends riders down nearly 550 feet.

•	Cookie’s Monster Land (Sesame Place): A new realm that features five new family-friendly rides, a 3-story net climb, and a soft play area for the park’s youngest visitors

During 2015, we plan to open a new roller coaster at our Busch Gardens Williamsburg theme park and a Colossal Curl slide at our Adventure Island water park. In addition, we announced plans to open Pacific Point Preserve at our SeaWorld San Antonio theme park, which will include new dining and merchandise venues as well as a new sea lion show and habitat. We also have announced a new sea lion show at our SeaWorld Orlando theme park and a new birthday parade and market style dining venue at our Sesame Place theme park.

On a longer term basis, we have announced a plan to build new killer whale environments at all three of our SeaWorld locations. The San Diego environment is expected to open to the public in 2018 with new killer whale environments to follow at SeaWorld Orlando and SeaWorld San Antonio. The total investment is expected to be approximately $100.0 million per park by the project’s completion.

Maintenance and Inspection

Maintenance at our theme parks is a key component of guest service and safety and includes two areas of focus: (i) facilities and infrastructure and (ii) rides and attractions. Facilities and infrastructure maintenance consists of all functions associated with upkeep, repair, preventative maintenance, code compliance and improvement of theme park infrastructure. This area is staffed with a combination of external contractors/suppliers and our employees.

Rides and attractions maintenance represents all functions dedicated to the inspection, upkeep, repair and testing of guest experiences, particularly rides. Rides and attractions maintenance is also staffed with a combination of external suppliers, inspectors and our employees, who work to assure that ride experiences are operating within the manufacturer’s criteria and that maintenance is conducted according to internal standards, industry best practice and standards (such as ASTM International), state or jurisdictional requirements, as well as the ride designer or manufacturer’s specifications. All ride maintenance personnel are trained to perform their duties according to internal training processes, in addition to recognized industry certification programs for maintenance leadership. Every ride at our theme parks is inspected regularly, according to daily, weekly, monthly and annual schedules, by both park maintenance experts and external consultants. Additionally, all rides are inspected daily by maintenance personnel before use by guests to ensure proper and safe operation.

All maintenance activities are planned and tracked using a networked enterprise software system, in order to schedule and request work, track completion progress and manage costs of parts and materials.

Our Animals

We are one of the world’s foremost zoological organizations with an average of more than 1,500 employees dedicated to animal welfare, training, husbandry and veterinary care. Our mission is to inspire guests through education and up-close experiences and to care for and protect animals. We believe we have one of the largest zoological collections in the world, with approximately 89,000 animals, including 8,000 marine and terrestrial animals and 81,000 fish. Animals in our care include certain rare species such as the cheetah, Bengal tiger, West Indian manatee, black rhinoceros and polar bear.

The well-being of the animals in our care is a top priority. Our zoological staff has been caring for animals for more than five decades, and our expertise is a resource for zoos, aquariums and conservation organizations worldwide. Our expertise and innovation in animal husbandry have led to advances in the care of species in zoological facilities and in the conservation of wild populations.

We operate successful zoological breeding programs that help maintain a large and genetically-diverse animal population. Those efforts have produced 32 killer whales, 165 dolphins and 148 sea lions, among other species. More than 80% of the marine mammals living in our zoological theme parks were born in human care.

Many of our programs represent pioneering contributions to the zoological community. Until the birth of our first killer whale calf in 1985, no zoological institution had successfully bred killer whales. With 30 killer whales, we care for the largest killer whale population in zoological facilities worldwide and today have the most genetically diverse killer whale and dolphin population in our history. Six of these killer whales are presently on loan to a third party pursuant to an agreement entered into in February 2004. Pursuant to this agreement, we receive an annual fee, which is not material to our results of operations. In addition to generating incremental revenue for our business, the agreement provides for additional housing capacity for our killer whales. The agreement expires in 2031 and is renewable at the option of the parties.

Our commitment to animals also extends beyond our theme parks and throughout the world. We actively participate in species conservation and rescue efforts as discussed in “—Conservation Efforts” and “—Philanthropy and Community Relations” below.

Our Products and Services

Admission Tickets

We generate most of our revenue from selling admission to our theme parks. For the year ended December 31, 2014, theme park admissions accounted for approximately 62% of our revenue. We work with travel agents, ticket resellers and travel agencies, as well as maintain an online presence to promote advanced sales and provide guest convenience and ease of entry. Approximately 39% of our admission ticket purchases are made online.

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

Theme Park Operations

Our theme park operations strive to deliver a high level of service, safety and security at our theme parks. The theme park operations team manages the planning and execution of the overall theme park experience on a daily basis, which is comprised of rides, shows and attractions operations, safety, security, environmental, water park and guest arrival services (including parking, tolls, admissions, guest relations, entry and exit). Our theme park operations team identifies and leverages internal best practices across all of our theme parks in order to create a seamless and enjoyable guest experience throughout the entire visit.

Culinary Offerings

We strive to deliver a variety of high quality, creative and memorable culinary experiences to our guests. Our culinary operations are strategically organized into five key guest-oriented disciplines designed to drive in-park per capita spending: restaurants, catering, carts and kiosks, specialty snacks and vending. Our culinary team focuses on providing creative menu offerings and ways to deliver those offerings that appeal to our diverse guest base.

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

We operate nearly 300 specialty retail shops at our theme parks, and our retail business encompasses the entire value chain, from product design to production and sourcing, importing and logistics and visual presentation up to the point of sale. Our products encompass more than 60,000 unique SKUs. Whether a plush toy, a stylish apparel item showcasing an attraction, a commemorative memento or a tote to carry it all, we create items both big and small so that every guest has a chance to find that perfect item that is a reminder of the memories made in our theme parks.

Through real time photo and video technologies, guests can purchase visual memories to commemorate their experience with us. Whether on a traditional ride or during one of our numerous animal experiences, we capture the moment through the use of state-of-the-art processes and technologies. We continue to explore and develop our photo and retail business with advanced offerings such as the recent introduction of Photokey to extend beyond the visit with online opportunities to further create customized products.

In-park games span from traditional theme park operations to arcade experiences, all with the goal of creating positive family experiences for guests of every age. Our merchandise teams also focus on making a visit to our theme parks easy, convenient and comfortable. This includes offering lockers or service vehicle rentals such as strollers, electric personal carts and wheelchairs.

Licensing, Consumer Products and Media Enterprises

To capitalize on our popular brands, we leverage our intellectual property and content through media and consumer strategic licensing arrangements. We extended the reach of our brands through outbound media licensing in areas such as films, television programs and digital e-books, as well as nature-based learning mobile app games for kids. We have also expanded into the development of licensed consumer products to drive consumer sales through retail channels beyond our theme parks. Our licensed consumer product offerings currently include toys, games, books, apparel, DVD’s and technology accessories, among other product types.

In addition, we have expanded our brand appeal through strategic alliances with well-known external brands, including Sesame Street and The Polar Express. We entered into an exclusive theme park license with Nelvana Enterprises, a division of Corus Entertainment, for the animated character and series Franklin and Friends, which includes in-park character appearances, DVD specials, custom publishing and co-branded merchandise. We have also released original songs and soundtracks from our theme parks for sale on digital music channels.

While currently these products do not represent a material percentage of our revenue, we believe by leveraging our brands and our intellectual property through media and consumer products, we will create new revenue streams and enhance the value of our brands through greater brand visibility, consumer awareness and increased consumer loyalty.

Group Events and Conventions

We host a variety of different group events, meetings and conventions at our theme parks both during the day and at night. Our venues offer indoor and outdoor space for meetings, special events, entertainment shows, picnics, teambuilding events, group tours and special group ticket packages. Park buy-outs allow groups to enjoy exclusive itineraries, including meetings and shows, up-close encounters with animals and behind the scenes tours. Each of our theme parks offers attractive venues, such as SeaWorld Orlando’s Ports of Call, a 70,000 square foot dedicated special events complex and banquet facility at the theme park, which is themed as a nautical wharf-side warehouse district, complete with two miniature submarines. The facility offers more than 30,000 square feet of dining space, with a ballroom that provides seating for more than 750 guests and a larger outdoor garden reception area that can accommodate additional guests. For the year ended December 31, 2014, we hosted nearly 1,800 group events at our theme parks across the country.

Corporate Sponsorships and Strategic Alliances

We seek to secure long-term corporate sponsorships and strategic alliances with leading companies and brands that share our core values, deliver significant brand value and influence and drive mutual business gains. We identify prospective corporate sponsors based on their industry and industry-leading position, and we select them based on their ability to deliver impactful value to our theme parks and our brands, as well as to consumer products and various entertainment platforms. Our corporate sponsors contribute to us in a multitude of ways, such as through direct marketing, advertising, media exposure and licensing opportunities, as well as through the non-profit SeaWorld & Busch Gardens Conservation Fund.

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

In addition, in collaboration with federal, state and local governments, among others, we operate one of the world’s most respected rescue programs for ill and injured marine animals, with the goal of rehabilitating and returning them to the wild. Over four decades, our animal experts have helped more than 24,000 ill, injured, orphaned and abandoned animals.

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

We have also undertaken major sustainability initiatives in our theme parks. For example, we discontinued the use of plastic bags in all our gift shops in 2013 and are using only paper and reusable bags. In doing so, we keep an estimated four million plastic bags from entering landfills and the environment each year.

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

Finally, a key component of our community outreach is our long-term commitment to honoring the service of members of the U.S. military and acknowledging the sacrifices that their families have made. Currently, we offer a free admission program, which provided approximately 600,000 free single day passes to active military personnel and their families for the year ended December 31, 2014.

Our Guests and Customers

Our theme parks are located near a number of large metropolitan areas, with a total population of over 52 million people located within 150 miles. Additionally, because our theme parks are divided between regional and destination theme parks, our guests are further diversified among a more stable base of local visitors, non-local domestic visitors and international tourists. Our theme parks are entertainment venues and have broad demographic appeal. For the year ended December 31, 2014, families comprised 54% of our attendance with an average party size of 3.9 people. In addition to guests of our theme parks, our customers include consumers of our various “out-of-park” product and service offerings.

Seasonality

The theme park industry is seasonal in nature. Based upon historical results, we generate the highest revenues in the second and third quarters of each year, in part because six of our theme parks are only open for a portion of the year. Approximately two-thirds of the Company’s attendance and revenues are generated in the second and third quarters of the year. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and between the first and fourth quarters due to the timing of Christmas and New Year’s. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals in managing our business is to continue to generate cash flow throughout the year and minimize the effects of seasonality. In recent years, we have begun to encourage attendance during non-peak times by offering a variety of seasonal programs and events, such as shows for kids, special concert series, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

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

Sesame Workshop has also granted us the right to develop, manufacture, distribute and sell products within our SeaWorld and Busch Gardens theme parks, at other parks in the United States that are owned or operated by SeaWorld Parks & Entertainment LLC, its subsidiaries or affiliated entities, and through online stores on websites for our parks.

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

According to the IBISWorld Report, the U.S. amusement park industry is comprised of a large number of venues ranging from a small group of high attendance, heavily-themed destination theme parks to a large group of lower attendance local theme parks and family entertainment centers. According to the TEA/AECOM Report, the United States is the largest theme park market in the world with five of the ten largest theme park operators and 11 of the 25 most-visited theme parks in the world. In 2014, the U.S. amusement park industry was expected to generate approximately $15.4 billion in revenues, according to the IBISWorld Report.

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

Competition is based on multiple factors including location, price, the originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of food and entertainment, weather conditions, ease of travel to the theme park (including direct flights by major airlines), and availability and cost of transportation to a theme park. We believe we compete effectively, and our competitive position is protected, due to our strong brand recognition, extensive zoological collection, high historical capital investment and valuable real estate. Additionally, we believe that our theme parks feature a sufficient quality and variety of rides and attractions, educational and interactive experiences, merchandise locations, restaurants and family orientation to make them highly competitive with other destination and regional theme parks, as well as other forms of entertainment.

Employees

As of December 31, 2014, we employed approximately 5,000 full-time employees and approximately 6,100 part-time employees. During our peak operating season in 2014, we employed approximately 13,700 seasonal employees, many of whom are high school and college students. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good.

Regulatory

Our operations are subject to a variety of federal, state and local laws, regulations and ordinances including, but not limited to, those regulating the environment, display, possession and care of our animals, amusement park rides, building and construction, health and safety, labor and employment, workplace safety, zoning and land use and alcoholic beverage and food service. Key statutes and treaties relating to the display, possession and care of our zoological collection include the Endangered Species Act, Marine Mammal Protection Act, Animal Welfare Act, Convention on International Trade in Endangered Species and Fauna Protection Act and the Lacey Act. We must also comply with the Migratory Bird Treaty Act, Bald and Golden Eagle Protection Act, Wild Bird Conservation Act and National Environmental Policy Act, among other laws and regulations. We believe that we are in substantial compliance with applicable laws, regulations and ordinances; however, such requirements may change over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to our properties or operations will not require significant expenditures in the future.

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

Corporate History

On December 1, 2009, investment funds affiliated with The Blackstone Group L.P. and certain co-investors, through SeaWorld Entertainment, Inc. and its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), acquired 100% of the equity interests of Sea World LLC (f/k/a Sea World, Inc.) and SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) from certain subsidiaries of Anheuser-Busch Companies, Inc. We refer to this acquisition and related financing transactions as the “2009 Transactions.”

SeaWorld Entertainment, Inc. was incorporated in Delaware on October 2, 2009 in connection with the 2009 Transactions and changed its name from SW Holdco, Inc. to SeaWorld Entertainment, Inc. in December 2012. We completed our initial public offering in April 2013 and our common stock is listed on the New York Stock Exchange under the symbol “SEAS”. As of December 31, 2014, Blackstone and the other co-investors owned, through the Partnerships, approximately 21.9% of our total outstanding common stock.

Available Information

Our website is http://www.seaworldentertainment.com. Information contained on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge, on or through the “Investor Relations” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission (“SEC”). We have adopted a Code of Business Conduct and Ethics applicable to our employees including our principal executive, financial and accounting officers, and it is available free of charge, on or through the “Investor Relations” section of our website along with our Corporate Governance Guidelines, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

The SEC maintains a website at http://www.sec.gov that contains our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Website and Social Media Disclosure

We use our website (www.seaworldentertainment.com) and our corporate Twitter account (@Seaworld) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about SeaWorld when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at www.seaworldinvestors.com. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

The following risk factors should be read carefully in connection with evaluating us and this Annual Report on Form 10-K. Certain statements in “Risk Factors” are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” elsewhere in this report.

Risks Related to Our Business and Our Industry

We could be adversely affected by a decline in discretionary consumer spending or consumer confidence.

Our success depends to a significant extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. In the past, severe economic downturns, coupled with high volatility and uncertainty as to the future global economic landscape, have had an adverse effect on consumers’ discretionary income and consumer confidence.

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

We operate in a complex and evolving regulatory environment and are subject to various federal and state statutes and regulations and international treaties implemented by federal law. The states in which we operate also regulate zoological activity involving the import and export of exotic and native wildlife, endangered and/or otherwise protected species, zoological display and anti-cruelty statutes. We incur significant compliance costs in connection with these regulations and violation of such regulations could subject us to fines and penalties and result in the loss of our licenses and permits, which, if occurred, could impact our ability to display certain animals. Future amendments to existing statutes, regulations and treaties or new statutes, regulations and treaties may potentially restrict our ability to maintain our animals, or to acquire new ones to supplement or sustain our breeding programs or otherwise adversely affect our business. For instance, in March of 2014 a bill was proposed by a California lawmaker that seeks to restrict our ability to display certain animals in that state. Also, in June of 2014 the U.S. House of Representatives adopted an amendment that, if enacted, would encourage the Animal and Plant Health Inspection Service to update existing regulations for marine mammals in domestic zoos and aquaria. It is unclear whether the language of the amendment may be further modified or if the underlying legislation will be enacted into law.

From time to time, animal activist and other third-party groups may make claims before government agencies, bring lawsuits against us, and/or attempt to generate negative publicity associated with our business. Such activities sometimes are based on allegations that we do not properly care for some of our featured animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of future claims and lawsuits that could be brought against us. In addition, negative publicity associated with such activities could adversely affect our reputation and results of operations. At times, activists and other third-party groups have also attempted to generate negative publicity related to our relationships with our business partners, such as corporate sponsors, promotional partners, vendors, ticket resellers and others. For example, in 2014, we experienced demand pressures, particularly in California, which we believe were partly due to media attention relating to the recent legislation proposed in that state. In addition, we experienced increased media attention in 2014 extending to our relationships with some of our business partners.

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

Many of our theme parks are distinguished from those of our competitors in that we offer guest interactions with animals. Individual animals, specific species of animals or groups of animals in our zoological collection could be exposed to infectious diseases. While we have never had any such experiences, an outbreak of an infectious disease among any animals in our theme parks or the public’s perception that a certain disease could be harmful to human health may materially adversely affect our zoological collection, our business, financial condition and results of operations.

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

Approximately 56%, 19% and 13% of our revenues in 2014 were generated in the States of Florida, California and Virginia, respectively. In addition, our revenues and results of operations depend significantly on the results of our Orlando theme parks. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

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

Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Studios, Six Flags, Cedar Fair, Merlin Entertainments and Hershey Entertainment and Resorts Company. The principal competitive factors of a theme park include location, price, originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of its food and entertainment, weather conditions, ease of travel to the theme park (including direct flights by major airlines), and availability and cost of transportation to a theme park. Certain of our direct competitors have substantially greater financial resources than we do, and they may be able to adapt more quickly to changes in guest preferences or devote greater resources to promotion of their offerings and attractions than us. Our competitors may be able to attract guests to their theme parks in lieu of our own through the development or acquisition of new rides, attractions or shows that are perceived by guests to be of a higher quality and entertainment value. As a result, we may not be able to compete successfully against such competitors. For example, in 2014, we experienced negative attendance trends, primarily at our destination parks in Florida, which we believe was due in part to significant new attraction offerings at competitor destination parks, along with a delay in the scheduled opening of one of our new rides at our Busch Gardens Tampa park.

If we lose key personnel, our business may be adversely affected.

Our success depends in part upon a number of key employees, including members of our senior management team who have extensive experience in the industry. The loss of the services of our key employees could have a materially adverse effect on our business. Presently, we do not have any employment agreements with any of our key employees.

Increased labor costs and employee health and welfare benefits may reduce our results of operations.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs due to competition, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions that have impacted our healthcare costs. It is possible that any future amendments could significantly increase our compensation costs, which would reduce our net income and adversely affect our cash flows.

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

A principal competitive factor for a theme park is the originality and perceived quality of its rides and attractions. We need to make continued capital investments through maintenance and the regular addition of new rides and attractions. We recently announced an initiative called the Blue World Project that involves building first-of-its-kind killer whale environments at all three SeaWorld parks. The total investment is expected to be approximately $100.0 million per park by the project’s completion. The first of these environments will be built at SeaWorld San Diego and is expected to open to the public in 2018 with new killer whale environments to follow at SeaWorld Orlando and SeaWorld San Antonio. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and to raise capital from third parties. We cannot assure you that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all, which could cause us to delay or abandon certain projects or plans.

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

We are highly leveraged. As of December 31, 2014, our total indebtedness was approximately $1,603.5 million. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities, share repurchases pursuant to the Share Repurchase Program and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

We are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including guests who visit our theme parks, our employees or regulators. We are currently subject to securities litigation. We discuss this case and other litigation to which we are subject to in greater detail below under the caption “Item 3. Legal Proceedings” and Note 14 to our consolidated financial statements. The outcome of many of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.

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

We collect and retain large volumes of internal and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our guest, employee and Company data is critical to our business and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our theme parks, products and services to our guests. We face various security threats, including cyber security attacks on our data (including our vendors’ and customers’ data) and/or information technology infrastructure. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee or Company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent. In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events. To date, cyber security attacks directed at us have not had a material impact on our financial results. Due to the evolving nature of security threats, however, the impact of any future incident cannot be predicted.

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

Immediately following the 2009 Transactions, we began operating as a stand-alone company, and, as a result, have a limited operating history as an independent company. Accordingly, you should consider our future prospects in light of the risks and challenges encountered by a company with a limited operating history. There can be no assurance that we will be able to successfully meet the challenges, uncertainties, expenses and difficulties encountered by us or that we will be successful in accomplishing our objectives. Our limited operating history as a stand-alone company makes it difficult to predict our future prospects and financial performance.

Affiliates of Blackstone will continue to be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

Affiliates of Blackstone beneficially own approximately 21.9% of our common stock. As a result, investment funds associated with or designated by affiliates of Blackstone will have the ability to elect members of our Board of Directors and thereby continue to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, Blackstone may be interested in making acquisitions that increase our indebtedness or in selling revenue-generating assets. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2014, our common stock price has ranged from $15.43 to $38.92. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond or control, including:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally, or those of amusement and theme parks companies;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions;

•	future sales of our common stock or other securities;

•	repurchases of our common stock pursuant to the Share Repurchase Program;

•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

We cannot assure you that we will continue to pay dividends on our common stock, and our indebtedness could limit our ability to continue to pay dividends on our common stock.

We intend to continue to pay cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors may deem relevant. However, the payment of any future dividends will be at the discretion of our Board of Directors and there can be no assurance that we will continue to pay dividends in the future. Based on the Company’s debt covenant calculations as of September 30, 2014, the Company was limited for the remainder of calendar year 2014 in its ability to declare dividends in an amount consistent with its previously announced dividend policy. The amount available for dividend payments under the Company’s debt covenants resets on January 1, 2015, which caused our Board of Directors to shift the timing of the fourth quarter 2014 dividend from mid-December 2014 to early January 2015.

We cannot guarantee that we will repurchase our common stock pursuant to our recently announced share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock.

On August 12, 2014, our Board of Directors authorized a share repurchase program of up to $250.0 million of our common stock beginning on January 1, 2015 (the “Share Repurchase Program”). On December 16, 2014, our Board of Directors approved an amendment to the Share Repurchase Program to change the start date of such program from January 1, 2015 to December 17, 2014 and to authorize the repurchase of up to $15.0 million of our common stock during the remainder of calendar year 2014. Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Pursuant to the Share Repurchase Program, in the fourth quarter of 2014, we repurchased a total of 855,970 shares of our common stock for a total cost of approximately $15.0 million, leaving $235.0 million available for future repurchases.

Repurchases of our common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness.

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

In addition, the shares of our common stock reserved for future issuance under the Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable. A total of 15,000,000 shares of common stock was reserved for issuance under the Omnibus Incentive Plan, of which 14,408,339 shares of common stock remain available for future issuance at February 23, 2015. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Our restructuring program may not achieve its intended results.

We recently embarked on a restructuring program in an effort to centralize certain operations and reduce duplication of functions to increase efficiencies as part our Company-wide initiative designed to deliver approximately $50.0 million of annual cost savings in comparison to our current cost structure by the end of 2015. Achieving our anticipated cost savings goal is subject to a number of uncertainties, including additional unanticipated costs, expenses, liabilities or necessary competitive responses. There can be no assurance regarding when or the extent to which we will be able to realize our goals.

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

These provisions provide for, among other things:

•	a classified Board of Directors with staggered three-year terms;

•	the ability of our Board of Directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•	the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class; and

•	that certain provisions may be amended only by the affirmative vote of the holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

The requirements of being a public entity and sustaining our growth may strain our resources.

As a result of becoming a public company, we are subject to the reporting requirements of the Exchange Act and requirements pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as required by the Exchange Act, significant resources and management oversight are required. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth also requires us to commit additional management, operational, and financial resources to identify new professionals to join the Company and to maintain appropriate operational and financial systems to adequately support expansion.

Any failure to develop or maintain effective controls or any difficulties encountered in our implementation of our internal controls over financial reporting could result in material misstatements that are not prevented or detected on a timely basis. Ineffective internal controls could cause investors to lose confidence in us and the reliability of our financial statements and cause a decline in the price of our common stock. If we identify any significant deficiencies or material weaknesses in the future, or encounter problems or delays in the implementation of internal controls over financial reporting, we may be unable to conclude that our internal controls over financial reporting are effective.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes our principal properties, which includes approximately 400 acres of land available for future development.

Location	Size	Use
Orlando, FL	76,360 sq ft	Leased Office Space (corporate headquarters)
Orlando, FL	9,636 sq ft	Leased Office Space (call center)
San Diego, CA	190 acres(1)	Leased Land
Chula Vista, CA	66 acres	Owned Water Park
Orlando, FL	279 acres	Owned Theme Park
Orlando, FL	58 acres	Owned All-inclusive Interactive Park
Orlando, FL	81 acres	Owned Water Park
Tampa, FL	56 acres	Owned Water Park
Tampa, FL	306 acres	Owned Theme Park
Dade City, FL	109 acres	Owned Breeding and Holding Facility
Langhorne, PA	55 acres	Owned Theme Park
San Antonio, TX	415 acres	Owned Theme Park
Williamsburg, VA	222 acres	Owned Water Park
Williamsburg, VA	422 acres	Owned Theme Park
Williamsburg, VA	5 acres	Owned Warehouse Space
Williamsburg, VA	5 acres	Owned Seasonal Worker Lodging

(1)	Includes approximately 17 acres of water in Mission Bay Park, California.

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

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company, the Chairman of our Board of Directors, certain of our executive officers and Blackstone. The complaint alleges that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief. On December 10, 2014, the Court entered an Order Granting Motion for Appointment as Lead Plaintiff and Selection of Counsel, appointing Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System as Lead Plaintiffs. On December 29, 2014, the Court entered an Order Granting Joint Motion for Scheduling Order setting Lead Plaintiffs’ time to file any amended complaint on or before February 27, 2015. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of our Board of Directors, certain of our executive officers, directors and shareholders, and Blackstone. The Company is a “Nominal Defendant” in the lawsuit. The complaint alleges, among other things, that the defendants breached their fiduciary duties and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price. On February 25, 2015, the Court of Chancery granted the parties’ joint stipulation setting forth deadlines for the filing of an amended complaint, defendants’ response, and a briefing schedule in the event defendants file a motion to dismiss that trails behind the due dates in the class action lawsuit by thirty days. We do not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit. The lawsuit does not assert any claims against us. Our status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on our behalf.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock began trading on April 19, 2013 and are quoted on the New York Stock Exchange (“NYSE”) under the ticker symbol “SEAS.” Prior to that date there was no public market for our common stock. As of February 23, 2015, there were approximately 164 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks. The following table sets forth the high and low closing sales prices per share of our common stock during the periods indicated and the amount of cash dividends declared per share:

Calendar Period	High	Low	Cash Dividend Declared Per Share
2014
Quarter ended March 31, 2014	$35.11	$27.79	$0.20
Quarter ended June 30, 2014	$31.75	$28.00	$0.21
Quarter ended September 30, 2014	$29.59	$18.00	$0.21
Quarter ended December 31, 2014	$19.25	$15.43	(a)

2013
Quarter ended June 30, 2013 (from April 19, 2013)	$38.88	$32.32	$0.20
Quarter ended September 30, 2013	$38.92	$28.65	$0.20
Quarter ended December 31, 2013	$32.82	$27.66	$0.20

(a)	Cash dividend of $0.21 per share was declared on January 5, 2015 to all common stockholders of record at the close of business on January 13, 2015, which was paid on January 22, 2015.

Dividends

Our Board adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. We declared cash dividends of $0.62 per share in 2014 and $0.60 per share in 2013. Our ability to declare dividends and make other restricted payments is limited by covenants in our senior secured credit facilities pursuant to a credit agreement dated as of December 1, 2009 (the “Senior Secured Credit Facilities”) and the indenture governing the senior notes entered into on December 1, 2009 (the “Senior Notes”).

Based on our debt covenant calculations through the third quarter of 2014, our restricted payments capacity was limited to an aggregate amount of up to approximately $15.1 million in the fourth quarter of 2014 to declare dividends or make other restricted payments. As a result, the Board elected to postpone the declaration of the Company’s fourth quarter 2014 dividend to January 2015 and instead authorized the repurchase of up to $15.0 million of our common stock in December 2014. On January 5, 2015, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 13, 2015, which was paid on January 22, 2015. The fiscal amount available for dividend declarations, share repurchases and other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the restrictions on our ability to pay dividends and Note 11–Long-term Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We intend to continue to pay cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board may deem relevant. However, the payment of any future dividends will be at the discretion of our Board and our Board may, at any time, modify or revoke our dividend policy on our common stock. For tax purposes, a portion of the dividends paid in 2014 will be treated as a return of capital to stockholders and we expect a portion of the dividends paid in 2015 will also be treated as a return of capital to stockholders.

Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, the ability of our subsidiaries to distribute cash to SeaWorld Entertainment, Inc. to pay dividends is limited by covenants in the Senior Secured Credit Facilities and the indenture governing the Senior Notes as discussed above.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2014 fiscal year end.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of SeaWorld under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from April 19, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2014 of the cumulative total return for our common stock, The Standard & Poor’s (“S&P”) 500 Stock Index, The S&P Midcap 400 Index and The S&P Entertainment Movies & Entertainment Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on April 19, 2013 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	4/19/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
SeaWorld Entertainment, Inc.	$100.00	$130.68	$111.02	$108.53	$114.75	$108.29	$74.29	$69.15
S&P 500 Index - Total Returns	$100.00	$103.74	$109.18	$120.66	$122.84	$129.27	$130.73	$137.17
S&P Midcap 400 Index	$100.00	$103.87	$111.71	$121.01	$124.69	$130.09	$124.91	$132.84
S&P 400 Movies & Entertainment Index	$100.00	$107.64	$121.82	$137.70	$113.28	$124.70	$125.85	$127.70

Note: Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2015.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a Quarterly Report on Form 10-Q or a current report on Form 8-K during the year ended December 31, 2014.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ending	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014	October 31, 2014	270	$18.67	—	—
November 1, 2014	November 30, 2014	125	$18.08	—	—
December 1, 2014	December 31, 2014	860,361	$17.52	855,970	$235,000,000

		860,756		855,970	$235,000,000

(1)	On August 12, 2014, our Board authorized the repurchase of up to $250.0 million of our common stock beginning on January 1, 2015 (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, in December 2014, we repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15.0 million. All of the common stock is held as treasury shares at December 31, 2014. See Note 19–Stockholders’ Equity in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Share Repurchase Program.
(2)	Except for the 855,970 shares of our common stock repurchased as described in footnote (1) above, all other purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

Item 6.	Selected Financial Data

During the third quarter of 2014, we identified and corrected immaterial errors in our financial statements related to accounting for certain debt transactions in 2013, 2012 and 2011. For further details, refer to Note 11–Long-Term Debt in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Accordingly, we have revised previously issued financial statements contained in this Annual Report on Form 10-K to correct the effect of these errors for the corresponding periods. The following tables set forth our revised selected historical consolidated financial and operating data as of the dates and for each of the fiscal years ended December 31, 2014, 2013, 2012 and 2011 and selected historical consolidated financial and operating data as of and for the fiscal year ended December 31, 2010.

The selected financial data as of December 31, 2014 and 2013 and for each of the fiscal years ended December 31, 2014, 2013 and 2012 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except as discussed under the heading “Revision of Previously Issued Financial Statements” contained in Note 11–Long-Term Debt in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the selected financial data as of December 31, 2012 and 2011 and for the fiscal year ended December 31, 2011 has been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data as of and for the fiscal year ended December 31, 2010 has been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.”

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Comprehensive Income Data:	(In thousands, except per share and per capita amounts)
Net revenues:
Admissions	$859,426	$921,016	$884,407	$824,937	$730,368
Food, merchandise and other	518,386	539,234	539,345	505,837	465,735

Total revenues	1,377,812	1,460,250	1,423,752	1,330,774	1,196,103

Costs and expenses:
Cost of food, merchandise and other revenues	109,024	114,192	118,559	112,498	97,871
Operating expenses (exclusive of depreciation and amortization shown separately below)	727,659	743,322	730,582	692,325	673,829
Selling, general and administrative	189,369	187,298	184,920	172,368	159,506
Restructuring and other related costs	11,567	—	—	—	—
Separation costs	2,574	—	—	—	—
Secondary offering costs	747	1,407	—	—	—
Termination of advisory agreement	—	50,072	—	—	—
Depreciation and amortization	176,275	166,086	166,975	213,592	207,156

Total costs and expenses	1,217,215	1,262,377	1,201,036	1,190,783	1,138,362

Operating income	160,597	197,873	222,716	139,991	57,741
Other (income) expense, net	(198)	(241)	(1,563)	1,679	(1,937)
Interest expense	81,543	90,622	110,565	97,741	134,383
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	461	29,858	2,053	15,129	—

Income (loss) before income taxes	78,791	77,634	111,661	25,442	(74,705)
Provision for (benefit from) income taxes	28,872	25,714	37,440	10,653	(29,241)

Net income (loss)	$49,919	$51,920	$74,221	$14,789	$(45,464)

Per share data (1):
Net income (loss) per share, basic	$0.57	$0.59	$0.90	$0.18	$(0.56)

Net income (loss) per share, diluted	$0.57	$0.59	$0.89	$0.18	$(0.56)

Cash dividends declared per share	$0.62	$0.60	$6.07	$1.34	$—

Weighted average commons shares outstanding:
Basic	87,183	87,537	82,480	81,392	80,800

Diluted	87,480	88,152	83,552	82,024	80,800

Other financial and operating data:
Capital expenditures	$154,641	$166,258	$191,745	$225,316	$120,196
Attendance	22,399	23,391	24,391	23,631	22,433
Total revenue per capita(2)	$61.51	$62.43	$58.37	$56.31	$53.32

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$43,906	$116,841	$45,675	$66,663	$123,697
Total assets	$2,442,474	$2,577,410	$2,516,856	$2,546,867	$2,621,281
Total long-term debt	$1,603,453	$1,646,581	$1,827,324	$1,421,983	$1,410,529
Total equity	$579,535	$648,027	$442,302	$868,143	$949,795

(1)	All share and per share amounts reflect an eight-for-one stock split of our common stock effected on April 8, 2013.
(2)	Calculated as total revenue divided by total attendance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands, including SeaWorld, Shamu and Busch Gardens. Over our more than 50 year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection of approximately 89,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. During the year ended December 31, 2014, we hosted approximately 22.4 million guests, including approximately 3.6 million international guests. In the year ended December 31, 2014, we had total revenues of $1.38 billion and net income of $49.9 million.

Revision of Prior Period Financial Statements

During the third quarter of 2014, we identified and corrected immaterial errors in our financial statements related to accounting for certain debt transactions in 2013, 2012 and 2011. For further details, refer to Note 11–Long-Term Debt in our notes to the consolidated financial statements. Accordingly, we have revised previously issued financial statements contained in this Annual Report on Form 10-K to correct the effect of these errors for the corresponding periods. Management’s discussion and analysis included herein is based on the revised financial results for the years ended December 31, 2013 and 2012.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•	Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 62% of our total revenue for the year ended December 31, 2014. Over the same time period, we reported $38.37 in admission per capita, representing a decrease of 2.6% from $39.37 for the year ended December 31, 2013. Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day or annual passes and the park attendance mix is defined as the mix of attendance by theme parks visited.

•	In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the year ended December 31, 2014, food, merchandise and other revenue accounted for approximately 38% of our total revenue. Over the same time period, we reported $23.14 of in-park per capita spending, representing a slight increase of 0.4% from $23.05 for the year ended December 31, 2013. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending.

Trends Affecting Our Results of Operations

We have experienced negative attendance trends in 2014 which we believe resulted from a combination of factors affecting our business and our destination parks in particular. We believe negative media attention in California and a challenging competitive environment in Florida are the key factors which contributed to the decline in attendance and resulting decrease in admissions revenue. To address our near term challenges, we are adjusting our attraction and marketing plans while also executing a cost savings plan which is expected to deliver approximately $50.0 million of annual cost savings by the end of 2015, as compared to our cost structure in fiscal 2014. We believe that these cost savings will be largely offset by annual inflationary pressures and increased spending on marketing and advertising initiatives. As part of this cost savings plan, in December 2014, we implemented a restructuring program (the “Restructuring Program”) which involved the elimination of approximately 300 positions in an effort to centralize certain operations and reduce duplication of functions to increase efficiencies.

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation. Adverse publicity concerning our business generally could harm our brands, reputation and results of operations. The considerable expansion in the use of social media over recent years has amplified and is expected to continue to amplify the impact of any negative publicity. Recently, our business and SeaWorld-branded parks, in particular, have been the target of negative media attention, particularly in the state of California where legislation was proposed in March 2014 seeking to restrict our ability to display certain animals in that state. We believe we are experiencing demand pressures, particularly in California, partly due to such media attention. We have introduced and are considering a number of initiatives to address public perceptions and raise and protect brand awareness.

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

Seasonality

The theme park industry is seasonal in nature. Based upon historical results, we generate the highest revenues in the second and third quarters of each year, in part because six of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. The mix of revenues by quarter is relatively constant, but revenues can shift between the first and second quarters due to the timing of Easter or between the first and fourth quarters due to the timing of Christmas and New Year’s. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals in managing our business is to continue to generate cash flow throughout the year and minimize the effects of seasonality. In recent years, we have begun to encourage attendance during non-peak times by offering a variety of seasonal programs and events, such as shows for kids, special concert series, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

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

For details regarding the costs related to our Restructuring Program, refer to Note 4–Restructuring Program and Separation Costs in our notes to the consolidated financial statements.

We barter theme park admission products for advertising and various other products and services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our consolidated financial data for the years ended December 31, 2014, 2013 and 2012. This data should be read in conjunction with our consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.”

Comparison of the Years Ended December 31, 2014 and 2013

The following table presents key operating and financial information for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013
Statement of Comprehensive Income Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$859,426	$921,016
Food, merchandise and other	518,386	539,234

Total revenues	1,377,812	1,460,250

Costs and expenses:
Cost of food, merchandise and other revenues	109,024	114,192
Operating expenses (exclusive of depreciation and amortization shown separately below)	727,659	743,322
Selling, general and administrative	189,369	187,298
Restructuring and other related costs	11,567	—
Separation costs	2,574	—
Secondary offering costs	747	1,407
Termination of advisory agreement	—	50,072
Depreciation and amortization	176,275	166,086

Total costs and expenses	1,217,215	1,262,377

Operating income	160,597	197,873
Other income, net	(198)	(241)
Interest expense	81,543	90,622
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	461	29,858

Income before income taxes	78,791	77,634
Provision for income taxes	28,872	25,714

Net income	$49,919	$51,920

Other data:
Attendance	22,399	23,391

Total revenue per capita	$61.51	$62.43

Admissions revenue.    Admissions revenue for the year ended December 31, 2014 decreased $61.6 million (6.7%) to $859.4 million as compared to $921.0 million for the year ended December 31, 2013. The decrease in revenue was a result of a 4.2% decline in attendance combined with a decrease of 2.6% in admission per capita from $39.37 in 2013 to $38.37 in 2014. Attendance for 2014 declined as the negative trends we experienced in the second quarter of 2014 primarily at our destination parks in California and Florida extended into our third quarter, with attendance for the third quarter of 2014 down 5.2% compared to the third quarter of 2013. These trends showed some improvement in the fourth quarter of 2014 with attendance down 2.2% compared to the fourth quarter of 2013, due in part to the success of our seasonal events. We believe the overall decline in attendance for 2014 results from a combination of factors, including negative media attention in California, along with a challenging competitive environment, particularly in Florida. Part of the challenges in Florida relate to significant new attraction offerings at competitor destination parks and a delay in the opening of one of our new rides at our Busch Gardens Tampa park. The prior year also included the impact from the opening of Antarctica: Empire of the Penguin® at our SeaWorld Orlando park which helped drive record revenue for 2013. Attendance for 2014 was also impacted, to a lesser extent, by adverse weather during the first quarter in the Florida and Texas markets. The decrease in admission per capita was primarily a result of an unfavorable change in the park attendance mix along with an increase in promotional offerings.

Food, merchandise and other revenue.    Food, merchandise and other revenue for the year ended December 31, 2014 decreased by $20.8 million (3.9%) to $518.4 million as compared to $539.2 million for the year ended December 31, 2013. This decrease was primarily a result of the decrease in attendance offset slightly by a 0.4% increase in in-park per capita spending from $23.05 in 2013 to $23.14 in 2014.

Costs of food, merchandise and other revenues.    Costs of food, merchandise and other revenues for the year ended December 31, 2014 decreased $5.2 million (4.5%) to $109.0 million as compared to $114.2 million for the year ended December 31, 2013. These costs represent 21.0% of related revenue earned for the year ended December 31, 2014 and 21.2% of related revenue earned for the year ended December 31, 2013.

Operating expenses.    Operating expenses for the year ended December 31, 2014 decreased by $15.7 million (2.1%) to $727.7 million as compared to $743.3 million for the year ended December 31, 2013. The decrease was primarily a result of a reduction in variable labor costs and other cost mitigation efforts employed by our park operators. Operating expenses were 52.8% of total revenues in 2014 compared to 50.9% in 2013.

Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2014 increased by $2.1 million (1.1%) to $189.4 million as compared to $187.3 million for the year ended December 31, 2013. The increase was primarily related to marketing costs driven by reputation initiatives along with the launch of our SeaWorld brand 50th anniversary celebration. These increased costs were partially offset by the elimination of the 2009 Advisory Agreement fees due to the termination of this agreement in April 2013 and a decrease in equity compensation when compared to the prior year period. As a percentage of total revenue, selling, general and administrative expenses were 13.7% in 2014 compared to 12.8% in 2013.

Restructuring and other related costs.    Restructuring and other related costs for the year ended December 31, 2014 represent severance and other related expenses incurred in connection with the restructuring program which we implemented in December 2014. The restructuring involved the elimination of approximately 300 positions across our eleven theme parks and corporate headquarters in an effort to centralize certain operations and reduce duplication of functions to increase efficiencies. The restructuring is part of our previously announced company-wide cost initiative to deliver approximately $50.0 million of annual cost savings by the end of 2015, as compared to our cost structure in fiscal 2014. We believe that these cost savings will be largely offset by annual inflationary pressures and increased spending on marketing and advertising initiatives.

Separation costs.    Separation costs for the year ended December 31, 2014 represent costs incurred pursuant to the previously announced separation of our former Chief Executive Officer and President.

Secondary offering costs.    On April 9, 2014 and December 17, 2013, the selling stockholders completed underwritten secondary offerings of our common stock. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offerings, other than underwriting discounts and commissions. No shares were sold by us in the secondary offerings and the selling stockholders received all of the net proceeds from the offerings. In connection with these secondary offerings, we incurred fees and expenses of $0.7 million for the year ended December 31, 2014 and $1.4 million for the year ended December 31, 2013.

Termination of advisory agreement.    In connection with the completion of our initial public offering on April 24, 2013, the 2009 Advisory Agreement was terminated. In connection with such termination, we paid a termination fee of $46.3 million to an affiliate of Blackstone and recorded a write-off of $3.8 million in 2013 prepaid advisory fees.

Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2014 increased by $10.2 million (6.1%) to $176.3 million as compared to $166.1 million for the year ended December 31, 2013 due to the impact of new asset additions along with accelerated depreciation on certain assets impacted by our cost reduction initiatives offset by fully depreciated assets.

Interest expense.    Interest expense for the year ended December 31, 2014 decreased $9.1 million (10.0%) to $81.5 million as compared to $90.6 million for the year ended December 31, 2013, primarily reflecting the effects of the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million in term loan under our Senior Secured Credit Facilities in April 2013 with a portion of the net proceeds from our initial public offering as well as the impact of Amendment No. 5 to our Senior Secured Credit Facilities, which reduced the interest rate applicable to borrowings under our Senior Secured Credit Facilities.

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs.    Loss on early extinguishment of debt and write-off of discounts and deferred financing costs of $0.5 million for the year ended December 31, 2014 relates to a write-off in discounts and deferred financing costs related to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities during the third quarter of 2014. Loss on early extinguishment of debt and write-off of discounts and deferred financing costs of $29.9 million for the year ended December 31, 2013 primarily relates to a $15.4 million premium paid for the early redemption of $140.0 million of our Senior Notes with a portion of the net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and the write-off of approximately $8.1 million of certain debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.

Provision for income taxes.    The provision for income taxes for the year ended December 31, 2014 was $28.9 million compared to $25.7 million in the year ended December 31, 2013. The increase primarily results from an increase in pretax income in 2014 compared to 2013, along with an increase in our effective income tax rate (from 33.1% to 36.6%). Our effective income tax rate increased primarily due to a valuation allowance recorded on charitable contribution carryforwards expiring in 2015, a change in the income mix of the affiliated entities, as well as the impact of non-deductible costs, including certain officer compensation and certain equity compensation awards, which was offset in part by the benefit of a prior year adjustment and tax credits.

Comparison of the Years Ended December 31, 2013 and 2012

The following table presents key operating and financial information for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013	2012
Statement of Comprehensive Income Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$921,016	$884,407
Food, merchandise and other	539,234	539,345

Total revenues	1,460,250	1,423,752

Costs and expenses:
Cost of food, merchandise and other revenues	114,192	118,559
Operating expenses (exclusive of depreciation and amortization shown separately below)	743,322	730,582
Selling, general and administrative	187,298	184,920
Termination of advisory agreement	50,072	—
Secondary offering costs	1,407	—
Depreciation and amortization	166,086	166,975

Total costs and expenses	1,262,377	1,201,036

Operating income	197,873	222,716
Other income, net	(241)	(1,563)
Interest expense	90,622	110,565
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	29,858	2,053

Income before income taxes	77,634	111,661
Provision for income taxes	25,714	37,440

Net income	$51,920	$74,221

Other data:
Attendance	23,391	24,391

Total revenue per capita	$62.43	$58.37

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

Operating expenses.    Operating expenses for the year ended December 31, 2013 increased by $12.7 million (1.7%) to $743.3 million as compared to $730.6 million for the year ended December 31, 2012. The increase was primarily a result of increased direct labor costs, additional operating costs to support new attractions and our new Aquatica San Diego park which opened in 2013, partially offset by decreased miscellaneous asset write-offs and successful expense reductions implemented during the year. Operating expenses reflected 50.9% of total revenues for the year ended December 31, 2013 and 51.3% for the year ended December 31, 2012.

Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2013 increased by $2.4 million (1.3%) to $187.3 million as compared to $184.9 million for the year ended December 31, 2012. This increase was primarily a result of additional equity compensation expense primarily related to a new restricted stock grant in April 2013 as well as an increase in corporate salaries due to planned additions to our corporate structure as a result of our initial public offering and the related increased public company requirements offset by the elimination of the 2009 Advisory Agreement fees due to the termination of this agreement in April 2013. Also contributing were expense savings from utilizing more efficient marketing channels and consolidation of our media buying. As a percentage of total revenue, selling, general and administrative expenses were 12.8% in the year ended December 31, 2013 compared to 13.0% in the year ended December 31, 2012.

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

Interest expense.    Interest expense for the year ended December 31, 2013 decreased $19.9 million (18.0%) to $90.6 million as compared to $110.6 million for the year ended December 31, 2012, primarily reflecting the effects of our March 2012 and May 2013 amendments to the terms of our Senior Secured Credit Facilities, which reduced our interest rates as well as the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million under our Term B Loan in April 2013 with a portion of the net proceeds from our initial public offering.

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs.    Loss on early extinguishment of debt and write-off of discounts and deferred financing costs of $29.9 million for the year ended December 31, 2013 relates to a $15.4 million premium paid for the early redemption of $140.0 million of our Senior Notes with a portion of the net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and the write-off of approximately $8.1 million of certain debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities. Loss on early extinguishment of debt and write-off of discounts and deferred financing costs for the year ended December 31, 2012 relates to the write-off of discounts and deferred financing costs related to prepayments and Amendment No. 3 to our Senior Secured Credit Facilities.

Provision for income taxes.    The provision for income taxes for the year ended December 31, 2013 was $25.7 million compared to $37.4 million in the year ended December 31, 2012. The decrease primarily results from the decrease in pretax income in the year ended 2013 compared to the year ended 2012, along with a decrease in our effective income tax rate (from 33.5% to 33.1%). Our effective income tax rate decreased due to a benefit arising from certain federal tax credits and prior year true-ups offset by the impact of non-deductible costs, including non-deductible offering costs, certain officer compensation and certain equity compensation awards.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), common stock dividends and share repurchases. As of December 31, 2014, we had a working capital deficit of approximately $78.9 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major stockholders, including Blackstone and its affiliates, may from time to time repurchase our outstanding equity and/or debt securities, including the Senior Notes and/or our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Senior Secured Credit Facilities. Any new debt may be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

Dividends

The Company’s Board of Directors (the “Board”) has adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. Dividends paid to stockholders were $72.1 million and $36.2 million in the years ended December 31, 2014 and 2013, respectively. The amount and timing of any future dividends payable on our common stock is within the sole discretion of the Board. See “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividends.”

Subsequent to December 31, 2014, on January 5, 2015, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 13, 2015, which was paid on January 22, 2015. The Company expects that for tax purposes, a portion of the dividends paid in 2014 and 2015 will be treated as a return of capital to stockholders.

In March 2012, our Board declared a $500.0 million cash dividend to our common stockholders, which at that time consisted of entities controlled by certain affiliates of Blackstone. Approximately $503.0 million was paid in the year ended December 31, 2012, related to such dividends and a $3.0 million portion of the dividend declared in 2011.

Approximately $0.2 million of dividends declared through December 31, 2014, will be paid if certain time restricted shares vest over their requisite service periods. Dividends on certain performance restricted shares were approximately $3.5 million and will accumulate and be paid only if and to the extent the shares vest in accordance with their terms. See Note 19–Stockholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K

Share Repurchases

On August 12, 2014, our Board authorized a share repurchase program of up to $250.0 million of our common stock beginning on January 1, 2015 (the “Share Repurchase Program”). On December 16, 2014, the Board approved an amendment to the Share Repurchase Program to change the start date of such program from January 1, 2015 to December 17, 2014 and to authorize the repurchase of up to $15.0 million of our common stock during the remainder of calendar year 2014. The other features of the Share Repurchase Program remain unchanged including the total amount authorized and available under the program of $250.0 million. Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

Pursuant to the Share Repurchase Program, in the fourth quarter of 2014, we entered into a written trading plan under Rule 10b5-1 of the Exchange Act and repurchased a total of 855,970 shares of our common stock at an average price of $17.50 per share and a total cost of approximately $15.0 million, leaving $235.0 million available for future repurchases under the Share Repurchase Program.

Concurrently with the closing of the secondary offerings in April 2014 and December 2013, we repurchased 1.75 million and 1.5 million shares, respectively, of our common stock directly from the selling stockholders in private, non-underwritten transactions at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the respective secondary offerings.

All of the repurchased shares from the Share Repurchase Program and shares purchased concurrently with the secondary offerings were recorded as treasury stock at a total cost of $109.9 million and $44.2 million as of December 31, 2014 and 2013, respectively, and are reflected as a reduction to stockholders’ equity on the accompanying consolidated balance sheets and consolidated statement of changes in stockholders’ equity.

Other

In March 2014, we executed a new interest rate swap agreement to effectively fix the interest rate on $450.0 million of the Term B Loans. The interest rate swap has an effective date of March 31, 2014, has a notional amount of $450.0 million and is scheduled to mature on September 30, 2016.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$261,532	$286,461	$299,440
Net cash used in investing activities	(156,546)	(166,376)	(204,318)
Net cash used in financing activities	(177,921)	(48,919)	(116,110)

Net (decrease) increase in cash and cash equivalents	$(72,935)	$71,166	$(20,988)

Cash Flows from Operating Activities

Net cash provided by operating activities was $261.5 million during the year ended December 31, 2014 as compared to $286.5 million during the year ended December 31, 2013, which included a cash payment of $46.3 million for the 2009 Advisory Agreement termination fee paid in conjunction with our initial public offering in April 2013. The change in net cash provided by operating activities was also impacted by a decrease in total revenue in 2014 primarily related to a decline in attendance offset by favorable changes in our working capital accounts when compared to the prior year.

Net cash provided by operating activities was $286.5 million during the year ended December 31, 2013 as compared to $299.4 million during the year ended December 31, 2012. Cash provided by operating activities decreased primarily as a result of the cash payment of $46.3 million for the 2009 Advisory Agreement termination fee in conjunction with our initial public offering in April 2013, offset by additional cash generated from theme park operations due to an increase in total revenue primarily related to higher admissions revenue.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2014 consisted primarily of capital expenditures of $154.6 million largely related to future attractions.

Net cash used in investing activities during the year ended December 31, 2013 consisted primarily of capital expenditures of $166.3 million largely related to attractions that opened in 2014.

Net cash used in investing activities during the year ended December 31, 2012 consisted primarily of capital expenditures of $191.7 million, as well as $12.0 million for the purchase of Knott’s Soak City Chula Vista water park in November 2012. The capital expenditures were largely related to new attractions and zoological safety infrastructure.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We expect 2015 capital expenditures to be in the range of $180.0 to $190.0 million. We generally expect to fund our 2015 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2014 was primarily attributable to $72.1 million in cash dividends paid to common stockholders, $60.1 million used to repurchase 2.6 million shares of our common stock and $45.5 million paid on our Term B-2 Loan under the Senior Secured Credit Facilities, as defined below, which included a voluntary prepayment of $31.5 million.

Net cash used in financing activities during the year ended December 31, 2013 was primarily attributable to the receipt of $253.8 million proceeds from our initial public offering, net of underwriter discounts and commissions, offset by the following: (i) repayments of $189.3 million of debt which consisted primarily of the redemption of $140.0 million of our Senior Notes and a repayment of $37.0 million of indebtedness under our Term B Loan, (ii) $44.2 million used to repurchase 1.5 million shares of our stock, (iii) payments of $36.2 million in cash dividends, (iv) $15.4 million paid in a redemption premium for the Senior Notes, (v) $10.6 million paid in debt issuance costs, (vi) $4.7 million in costs incurred in connection with our initial public offering and (vii) $3.0 million related to a note payable which was due on September 1, 2013 for the November 2012 acquisition of Knott’s Soak City from an affiliate of Cedar Fair L.P.

Net cash used in financing activities during the year ended December 31, 2012 was primarily attributable to the following: (i) the payment of a $503.0 million portion of our dividends described above (net of required withholdings), (ii) repayment of $93.7 million of debt under our Senior Secured Credit Facilities and (iii) costs of $3.0 million related to an amendment to the indenture governing our Senior Notes and an amendment to our Senior Secured Credit Facilities. This was partially offset by proceeds of $487.2 million from the term loan borrowings under our Senior Secured Credit Facilities.

Our Indebtedness

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under our senior secured credit facilities (the “Senior Secured Credit Facilities”) pursuant to a credit agreement dated as of December 1, 2009, by and among SEA, as borrower, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender and the other agents and lenders party thereto, as the same may be amended, restated, supplemented or modified from time to time.

As of December 31, 2014, our Senior Secured Credit Facilities consisted of a $1,352.4 million senior secured term loan facility (the “Term B-2 Loans”), which will mature on May 14, 2020 and a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon at December 31, 2014. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes with an aggregate principal amount greater than $50.0 million outstanding and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans or the Senior Notes, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of December 31, 2014, SEA had approximately $18.1 million of outstanding letters of credit. Subsequent to December 31, 2014, SEA borrowed $45.0 million under the Revolving Credit Facility.

Borrowings under our Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain total leverage ratio. At December 31, 2014, SEA selected the LIBOR rate (interest rate of 3.00% at December 31, 2014).

The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans and 2.75%, in the case of LIBOR rate loans, subject to one 25 basis point step-down based on SEA’s corporate credit ratings. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At December 31, 2014, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable margin of 2.50%.

In addition to paying interest on outstanding principal under our Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans, with the balance due on the final maturity date. SEA may voluntarily repay amounts outstanding under our Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. In 2014, SEA made a voluntary principal repayment of approximately $31.5 million on the Term B-2 Loans. The Term B-2 loans were initially borrowed in an aggregate principal amount of $1,405.0 million.

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

Our Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness; make guarantees; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in nature of the business; and make prepayments of junior debt. Our Senior Secured Credit Facilities also contain covenants requiring SEA to maintain specified maximum annual capital expenditures, a maximum total net leverage ratio and a minimum interest coverage ratio. In addition, our Senior Secured Credit Facilities contain certain customary representations and warranties, affirmative covenants and events of default. See also the “Covenant Compliance” section which follows.

The Senior Notes

On December 1, 2009, SEA issued $400.0 million aggregate principal amount of 13.5% Senior Notes due 2016. On March 30, 2012, pursuant to an amendment to the indenture governing the Senior Notes, the interest rate was reduced from 13.5% to 11.0%. Interest on the Senior Notes is payable semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee our Senior Secured Credit Facilities. As of December 31, 2014, SEA had $260.0 million aggregate principal amount of the Senior Notes outstanding.

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

The indenture governing the Senior Notes contains a number of covenants that, among other things, restrict SEA’s ability and the ability of its restricted subsidiaries to, among other things, dispose of certain assets; incur additional indebtedness; pay dividends; prepay subordinated indebtedness; incur liens; make capital expenditures; make investments or acquisitions; engage in mergers or consolidations; and engage in certain types of transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. See also the “Covenant Compliance” section which follows.

See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion regarding our Senior Secured Credit Facilities and Senior Notes.

Covenant Compliance

As of December 31, 2014, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indenture governing our Senior Notes.

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

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$49,919	$51,920	$74,221
Provision for income taxes	28,872	25,714	37,440
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs (a)	461	29,858	2,053
Interest expense	81,543	90,622	110,565
Depreciation and amortization	176,275	166,086	166,975
Restructuring and other related costs (b)	11,567	—	—
Secondary offering costs (c)	747	1,407	—
Termination of advisory agreement (d)	—	50,072	—
Advisory fees (e)	—	2,799	6,201
Equity-based compensation expense (f)	2,349	6,026	1,681
Debt refinancing costs (g)	—	4,225	5,073
Other adjusting items (h)	3,331	843	630
Other non-cash expenses (i)	5,036	9,556	10,367
Estimated cost savings (j)	10,000	—	—

Adjusted EBITDA	$370,100	$439,128	$415,206

(a)	Reflects the write-off of discounts and deferred financing costs in the year ended December 31, 2014 relating to the voluntary prepayment of $31.5 million of the outstanding indebtedness under our Senior Secured Credit Facilities. For the year ended December 31, 2013, reflects a $15.4 million premium paid for the early redemption of $140.0 million of our existing Senior Notes using net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and deferred financing costs and a write-off of approximately $8.1 million of certain capitalized debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities. For the year ended December 31, 2012, reflects the write-off of discounts and deferred financing costs related to prepayments and Amendment No. 3 to our Senior Secured Credit Facilities.
(b)	Reflects restructuring and other related costs for the year ended December 31, 2014. Restructuring and other related costs consist of $8.6 million related to severance and other employment expenses and $3.0 million related to third party consulting costs associated with the development of the cost savings plan and restructuring program.
(c)

Reflects fees and expenses incurred in connection with the secondary offering of our common stock in April 2014 for the year ended December 31, 2014 and fees and expenses incurred in connection with the secondary offering of our common stock in December 2013 for the year ended December 31, 2013. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offerings, other than underwriting discounts and commissions. No shares were sold by us in the secondary offerings and the selling stockholders received all of the net proceeds from the offerings.
(d)	Reflects a one-time fee of $46.3 million paid to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement, and a related write-off of prepaid advisory fees of $3.8 million. In connection with our initial public offering, the 2009 Advisory Agreement was terminated on April 24, 2013 in accordance with its terms.
(e)	Reflects historical fees paid to an affiliate of Blackstone under the 2009 Advisory Agreement.
(f)	Reflects non-cash compensation expenses associated with the grants of equity compensation.
(g)	Reflects costs which were expensed related to the amendments to our Senior Secured Credit Facilities.
(h)	Reflects certain initial product and intellectual property development costs incurred in the year ended December 31, 2014. The product and intellectual property development costs were not material in the prior periods. For the years ended December 31, 2013 and 2012, other adjusting items reflects costs related to our acquisition of the Knott’s Soak City Chula Vista water park and pre-opening costs related to Aquatica San Diego.
(i)	Reflects non-cash expenses related to miscellaneous asset write-offs and non-cash gains/losses on foreign currencies which were expensed.
(j)	Reflects estimated 2014 cost savings related to the previously announced restructuring program. These estimated cost savings are a non-GAAP Adjusted EBITDA item only that does not impact the Company’s reported GAAP net income. Pursuant to the credit agreement governing our Senior Secured Credit Facilities, we are permitted to reflect in our calculation of Adjusted EBITDA, subject to certain limitations, estimated cost savings resulting from certain specified actions, including restructurings and cost savings initiatives. The credit agreement governing our Senior Secured Credit Facilities limits the amount of estimated cost savings that do not result from acquisitions or dispositions which may be reflected in the calculation of Adjusted EBITDA to $10.0 million for any applicable consecutive four quarter period and $30.0 million in the aggregate. In addition, the indenture governing our Senior Notes does not provide for a similar adjustment. Accordingly, we will not include the estimated cost savings related to the restructuring program for the purposes of covenant calculations under the indenture governing the Senior Notes.

The Senior Secured Credit Facilities and the indenture governing the Senior Notes contain covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the applicable agreement), including dividend payments and share repurchases. In particular, the Senior Secured Credit Facilities and the indenture permit restricted payments in an aggregate amount per annum not to exceed the greater of (1) 6% of initial public offering net proceeds received by SEA or (2) (a) $90.0 million, so long as, on a pro forma basis (as defined in the applicable agreement) after giving effect to the payment of any such restricted payment, the Total Leverage Ratio, (as defined in the applicable Agreement and calculated as of the end of the prior quarter), is no greater than 5.00 to 1.00 and greater than 4.50 to 1.00, (b) $120.0 million, so long as, on a pro forma basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.50 to 1.00 and greater than 4.00 to 1.00, (c) the greater of (A) $120.0 million and (B) 7.5% of market capitalization, so long as, on a pro forma basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.00 to 1.00 and greater than 3.50 to 1.00 and (d) an unlimited amount, so long as, on a pro forma basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 3.50 to 1.00.

For the year ended December 31, 2014, we had a $120.0 million capacity for restricted payments under the provision described above. Through the third quarter of 2014, we had used approximately $104.9 million of our available restricted payments capacity leaving an aggregate amount of approximately $15.1 million available in the fourth quarter of 2014 to declare dividends or make other restricted payments. As a result, the Board elected to postpone the declaration of the our fourth quarter 2014 dividend to January 2015 and instead authorized the repurchase of up to $15.0 million of our common stock in December 2014. See Note 19–Stockholders’ Equity to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion on the Share Repurchase Program.

As of December 31, 2014, the Total Leverage Ratio as calculated under the Senior Notes was 4.48 to 1.00 and as calculated under the Senior Secured Credit Facilities was 4.25 to 1.00, which results in an estimated $120.0 million capacity for restricted payments in the year ended December 31, 2015. The annual amount available for dividend declarations, share repurchases and other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth above.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2014:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$1,612,438	$14,050	$288,100	$28,100	$1,282,188
Operating leases(b)	373,039	15,648	30,090	28,850	298,451
Purchase obligations(c)	44,468	41,626	2,842	—	—

Total contractual obligations	$2,029,945	$71,324	$321,032	$56,950	$1,580,639

(a)	Represents principal payments of long-term debt and does not include estimated interest obligations of $73,402; $111,352; $77,880; and $12,813 payable in less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively.
(b)	Represents commitments under long-term operating leases, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California, requiring annual minimum lease payments.
(c)	We have minimum purchase commitments with various vendors through December 2016. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2014.

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

The determination of both undiscounted and discounted future cash flows requires management to make significant estimates and consider an anticipated course of action as of the balance sheet date. Subsequent changes in estimated undiscounted and discounted future cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists. There was no impairment of any long-lived assets in 2014, 2013 or 2012.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are reviewed for impairment annually, and as of an interim date should factors or indicators become apparent that would require an interim test, for ongoing recoverability based on applicable reporting unit performance and consideration of significant events or changes in the overall business environment.

In assessing goodwill for impairment, we may choose to initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We consider several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing of recoverability of a significant asset group within a reporting unit. If the qualitative assessment is not conclusive, then the impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. We may also choose to perform this two-step impairment analysis instead of the qualitative analysis. The first step is a comparison of the fair value of the reporting unit, determined using the income and market approach, to its recorded amount. If the recorded amount exceeds the fair value, the second step quantifies any impairment write-down by comparing the current implied value of goodwill to the recorded goodwill balance.

Significant judgments required in this testing process may include projecting future cash flows, determining appropriate discount rates and other assumptions. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans and other available information which in recent years have been materially accurate. Although not currently anticipated, changes in these estimates and assumptions could materially affect the determination of fair value or impairment. It is possible that our assumptions about future performance, as well as the economic outlook and related conclusions regarding the valuation of our assets, could change adversely, which may result in impairment that would have a material effect on our financial position and results of operations in future periods. At December 1, 2014, a quantitative assessment was performed and we determined that we had no reporting units that were considered impaired as a result of this goodwill impairment test. During this quantitative assessment, we calculated that the fair value of the reporting units exceeded their respective carrying values by 12% and 106%. A key assumption utilized in the goodwill analysis was a weighted average cost of capital of 9%.

At December 1, 2013, a qualitative assessment was performed and we determined, after assessing the totality of relevant events and circumstances, that it was not more likely than not that the carrying value exceeded the fair value of the reporting units. Accordingly, based upon the qualitative assessment test that was performed in 2013, and the quantitative assessment that was performed as of December 1, 2014, we had no reporting units that were considered at risk of failing step one of the goodwill impairment test.

Our other indefinite-lived intangible assets consist of certain trade names/trademarks which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued annually using the relief from royalty method. Significant estimates required in this valuation method include estimated future revenues impacted by the trade names/trademarks, royalty rate by park, and appropriate discount rates. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information which in recent years have been materially accurate. Changes in these estimates and assumptions could materially affect the fair value determination used in the assessment of impairment. Based on a quantitative assessment performed at December 1, 2014 and a qualitative assessment performed at December 1, 2013, there was no impairment as the fair value of trade names/trademarks were substantially in excess of their carrying values. For the December 1, 2014 quantitative assessment of other indefinite-lived intangible assets, we calculated that the fair value of the trade names/trademarks exceeded their carrying values by 68% to 85%. Key assumptions utilized in the other indefinite-lived intangible asset analysis were a discount rate of 9% and an estimated royalty rate ranging from 2% to 3%.

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that deferred tax assets (primarily net operating loss and charitable contribution carryforwards) will be recovered from future taxable income. To the extent that we believe that recovery is not likely, a valuation allowance against those amounts is recognized. To the extent that we recognize a valuation allowance or an increase in the valuation allowance during a period, we recognize these amounts as income tax expense in the consolidated statements of comprehensive income. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a rolling three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from shares of stock sold by these same stockholders.

Significant management judgment is required in determining our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Management has analyzed all available evidence, both positive and negative, using a more likely than not standard in assessing the need for a valuation allowance against its deferred income tax assets. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of the statutory carryback and carryforward periods and tax planning alternatives. Due to the uncertainty of realizing a benefit from the deferred tax assets recorded for charitable contribution carryforwards expiring in 2015, a valuation allowance of approximately $1.5 million was recognized for the year ended December 31, 2014.

Although the secondary offerings that were completed in December 2013 and April 2014 gave rise to an ownership change under Section 382, we believe that the resulting limitations imposed by Section 382 will not affect our ability to use our existing net operating loss carryforwards. Any future ownership change may, however, result in further limitations imposed by Section 382. Any such limitation may have the effect of reducing our after-tax cash flow in future years and may affect our need for a valuation allowance on our deferred tax assets related to federal tax and state net operating loss carryforwards.

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

Revenue Recognition

We recognize revenue upon admission into a theme park for single day tickets and when products are received by customers for merchandise, culinary or other in-park spending. For season passes and other multi-use admission products, revenue is deferred and recognized based on the terms of the admission product and its estimated usage and is adjusted periodically.

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

Recently Issued Financial Accounting Standards

Refer to Note 3- Recently Issued Accounting Pronouncements, in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $2.5 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at December 31, 2014, approximately $1,260.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $352.4 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 30-day LIBOR on our variable-rate debt would lead to an increase of approximately $2.2 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC’s rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page F-2 in this Annual Report on Form 10-K.

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

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone, an affiliate of our major stockholders, by Travelport Limited and Travelport Worldwide Limited., which may be considered the Company’s affiliates.

PART III.

Item 10.	Director, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included in our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-4

Consolidated Statements of Comprehensive Income	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-46

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-47 to F-53

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index beginning on page 70.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaWorld Entertainment, Inc.
Date: February 27, 2015

/s/ DAVID F. D’ALESSANDRO
Name: David F. D’Alessandro
Title: Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Date	Capacity

/S/ DAVID F. D’ALESSANDRO David F. D’Alessandro	February 27, 2015	Interim Chief Executive Officer and Director (Principal Executive Officer)

/S/ JAMES M. HEANEY James M. Heaney	February 27, 2015	Chief Financial Officer (Principal Financial Officer)

/S/ MARC G. SWANSON Marc G. Swanson	February 27, 2015	Chief Accounting Officer (Principal Accounting Officer)

/S/ JAMES ATCHISON James Atchison	February 27, 2015	Director

/S/ JOSEPH BARATTA Joseph Baratta	February 27, 2015	Director

/S/ WILLIAM GRAY William Gray	February 27, 2015	Director

/S/ JUDITH A. MCHALE Judith A. McHale	February 27, 2015	Director

/S/ THOMAS MOLONEY Thomas Moloney	February 27, 2015	Director

/S/ ELLEN TAUSCHER Ellen Tauscher	February 27, 2015	Director

/S/ DEBORAH M. THOMAS Deborah M. Thomas	February 27, 2015	Director

/S/ PETER WALLACE Peter Wallace	February 27, 2015	Director

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013) (No. 001-35883)

3.2	Amended and Restated Bylaws of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 12, 2014) (No. 001-35883)

4.1	Stockholders Agreement, dated as of April 24, 2013, among SeaWorld Entertainment, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013)

10.1	Indenture, dated as of December 1, 2009, among SW Acquisitions Co., Inc., the guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.2	First Supplemental Indenture, dated as of August 30, 2011, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.3	Second Supplemental Indenture, dated as of March 30, 2012, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.4	Third Supplemental Indenture, dated as of December 17, 2012, among SeaWorld Parks & Entertainment, Inc., (f/k/a SW Acquisitions Co., Inc.), the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.5	Fourth Supplemental Indenture, dated as of April 12, 2013, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisition Co., Inc.), the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.6	Fifth Supplemental Indenture, dated as of November 22, 2013, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisition Co., Inc.), the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 25, 2013) (No. 001-35883)

10.7	Amendment No. 4, dated as of April 5, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender, Bank of America, N.A., as lead arranger and bookrunner, and the other agents and lenders from time to time party thereto (the amended and restated Credit Agreement is included as Exhibit A hereto) (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

Exhibit No.	Description

10.8	Amendment No. 5, dated as of May 14, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, Letter of Credit issuer and swing line lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Mizuho Corporate Banks, Ltd. as joint bookrunners, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, and the other agents and lenders from time to time party thereto (the amended and restated Credit Agreement is included as Exhibit A hereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 23, 2013) (No. 001-35883)

10.9	Amendment No. 6, dated as of August 9, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, Letter of Credit issuer and swing line lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Mizuho Corporate Banks, Ltd. as joint bookrunners, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, and the other agents and lenders from time to time party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2013) (No. 001-35883)

10.10	Joinder Agreement, dated as of December 17, 2012, under the Credit Agreement, among SeaWorld of Texas Holdings, LLC, SeaWorld of Texas Management, LLC, SeaWorld of Texas Beverage, LLC and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.11	Security Agreement, dated as of December 1, 2009, among SW Acquisitions Co., Inc., the other grantors named therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.12	Supplement No. 1, dated as of December 17, 2012, to the Security Agreement among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.13	Pledge Agreement, dated as of December 1, 2009, between SeaWorld Entertainment, Inc. (f/k/a/SW Holdco, Inc.) and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.14	Patent Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.15	Trademark Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.16	Trademark Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

Exhibit No.	Description

10.17	Copyright Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.18	Copyright Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.19	Registration Rights Agreement, dated December 1, 2009, by and among SeaWorld Entertainment, Inc. (f/k/a SW Holdco, Inc.), SW Cayman L.P. and the equityholders named therein (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.20	Lease Amendment, dated January 9, 1978, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.21	Lease Amendment, dated March 6, 1979, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.22	Lease Amendment, dated December 12, 1983, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.23	Lease Amendment, dated June 24, 1985, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.24	Lease Amendment, dated September 22, 1986, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.25	Lease Amendment, dated June 29, 1998, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.26	Lease Amendment, dated July 9, 2002, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.27	Trademark License Agreement, dated December 1, 2009, by and between Anheuser- Busch Incorporated and Busch Entertainment LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.28	Amended and Restated Agreement, dated April 1, 1983, by and between SeaWorld Parks & Entertainment LLC (f/k/a SPI, Inc.) and Sesame Workshop (f/k/a Children’s Television Workshop) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.29	Amendment, dated August 24, 2006, to the Amended and Restated Agreement, dated April 1, 1983, by and between SeaWorld Parks & Entertainment LLC (f/k/a SPI, Inc.) and Sesame Workshop (f/k/a Children’s Television Workshop) (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

Exhibit No.	Description

10.30	License Agreement, dated August 24, 2006, by and between Sesame Workshop and SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.31	Change in Control Notification and Consent, dated October 6, 2009, pursuant to the license agreement, dated April 1, 1983, as amended on August 24, 2006, between SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) and Sesame Workshop (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.32	Change in Control Notification and Consent, dated October 6, 2009, pursuant to the license agreement, dated August 24, 2006, between SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) and Sesame Workshop (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.33	Second Amended and Restated Equityholders Agreement, dated as of April 11, 2011 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.34	Amended and Restated 2009 Advisory Agreement, dated as of March 22, 2013 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.35†	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.36†	Form of Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.37†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.38†	SeaWorld Parks & Entertainment, Inc. Key Employee Severance Plan, effective August 1, 2010 (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.39†	Offer Letter to James M. Heaney, dated January 17, 2012 (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.40†	Offer Letter to Scott D. Helmstedter, dated February 16, 2011 (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.41†	Offer Letter to David D’Alessandro, dated September 1, 2010 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.42†	Summary Compensation Letter to Donald W. Mills Jr., dated April 22, 2010 (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.43	Form of Share Repurchase Agreement between SeaWorld Entertainment, Inc. and the Partnerships (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 (No. 333-192420))

10.44†	Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (No. 001-35883)

Exhibit No.	Description

10.45†*	Separation and Consulting Agreement, dated December 10, 2014, by and between SeaWorld Entertainment, Inc. and James Atchison

10.46†*	Restricted Stock Award Agreement, dated January 15, 2015, by and between SeaWorld Entertainment, Inc. and David D’Alessandro

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SEAWORLD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SeaWorld Entertainment, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Page F-1. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaWorld Entertainment, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

February 26, 2015

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$43,906	$116,841
Accounts receivable, net	37,002	41,509
Inventories	33,134	36,209
Prepaid expenses and other current assets	20,894	19,613
Deferred tax assets, net	7,268	28,887

Total current assets	142,204	243,059
Property and equipment, at cost	2,612,052	2,485,805
Accumulated depreciation	(867,421)	(714,305)

Property and equipment, net	1,744,631	1,771,500
Goodwill	335,610	335,610
Trade names/trademarks, net	164,188	163,508
Other intangible assets, net	24,525	27,843
Other assets	31,316	35,890

Total assets	$2,442,474	$2,577,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$88,279	$98,500
Current maturities on long-term debt	14,050	14,050
Accrued salaries, wages and benefits	19,068	23,996
Deferred revenue	79,367	82,945
Dividends payable	172	17,939
Other accrued expenses	20,149	15,264

Total current liabilities	221,085	252,694
Long-term debt	1,589,403	1,632,531
Deferred tax liabilities, net	31,760	25,670
Other liabilities	20,691	18,488

Total liabilities	1,862,939	1,929,383

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 90,191,100 shares issued at December 31, 2014 and 89,900,453 shares issued at December 31, 2013	902	899
Additional paid-in capital	655,471	689,394
Accumulated other comprehensive (loss) income	(483)	11
Retained earnings	33,516	1,886
Treasury stock, at cost (4,105,970 shares at December 31, 2014 and 1,500,000 shares at December 31, 2013)	(109,871)	(44,163)

Total stockholders’ equity	579,535	648,027

Total liabilities and stockholders’ equity	$2,442,474	$2,577,410

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net revenues:
Admissions	$859,426	$921,016	$884,407
Food, merchandise and other	518,386	539,234	539,345

Total revenues	1,377,812	1,460,250	1,423,752

Costs and expenses:
Cost of food, merchandise and other revenues	109,024	114,192	118,559
Operating expenses (exclusive of depreciation and amortization shown separately below)	727,659	743,322	730,582
Selling, general and administrative	189,369	187,298	184,920
Restructuring and other related costs	11,567	—	—
Separation costs	2,574	—	—
Secondary offering costs	747	1,407	—
Termination of advisory agreement	—	50,072	—
Depreciation and amortization	176,275	166,086	166,975

Total costs and expenses	1,217,215	1,262,377	1,201,036

Operating income	160,597	197,873	222,716
Other income, net	(198)	(241)	(1,563)
Interest expense	81,543	90,622	110,565
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	461	29,858	2,053

Income before income taxes	78,791	77,634	111,661
Provision for income taxes	28,872	25,714	37,440

Net income	$49,919	$51,920	$74,221

Other comprehensive income:
Unrealized (loss) gain on derivatives, net of tax	(494)	1,265	(1,254)

Comprehensive income	$49,425	$53,185	$72,967

Earnings per share:
Net income per share, basic	$0.57	$0.59	$0.90

Net income per share, diluted	$0.57	$0.59	$0.89

Weighted average commons shares outstanding:
Basic	87,183	87,537	82,480

Diluted	87,480	88,152	83,552

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at December 31, 2011	82,418,808	$824	$955,735	$(88,416)	$—	$—	$868,143
Equity-based compensation	318,200	3	1,188	—	—	—	1,191
Unrealized loss on derivatives, net of tax benefit of $627	—	—	—	—	(1,254)	—	(1,254)
Cash dividends declared to stockholders ($6.07 per share)	—	—	(500,000)	—	—	—	(500,000)
Net income	—	—	—	74,221	—	—	74,221

Balance at December 31, 2012	82,737,008	827	456,923	(14,195)	(1,254)	—	442,301
Equity-based compensation	74,561	1	6,025	—	—	—	6,026
Unrealized gain on derivatives, net of tax expense of $632	—	—	—	—	1,265	—	1,265
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	10,000,000	100	245,341	—	—	—	245,441
Conversion of common stock into unvested restricted shares	(3,216,719)	(32)	32	—	—	—	—
Vesting of restricted shares	334,066	3	(3)	—	—	—	—
Shares withheld for tax withholdings	(28,463)	—	(852)	—	—	—	(852)
Cash dividends declared to stockholders ($0.60 per share), net of forfeitures	—	—	(18,072)	(35,839)	—	—	(53,911)
Repurchase of 1,500,000 shares of treasury stock, at cost	—	—	—	—	—	(44,163)	(44,163)
Net income	—	—	—	51,920	—	—	51,920

Balance at December 31, 2013	89,900,453	899	689,394	1,886	11	(44,163)	648,027
Equity-based compensation	—	—	2,349	—	—	—	2,349
Unrealized loss on derivatives, net of tax benefit of $286	—	—	—	—	(494)	—	(494)
Vesting of restricted shares	299,583	3	(3)	—	—	—	—
Shares withheld for tax withholdings	(8,936)	—	(213)	—	—	—	(213)
Cash dividends declared to stockholders ($0.62 per share), net of forfeitures	—	—	(36,056)	(18,289)	—	—	(54,345)
Repurchase of 2,605,970 shares of treasury stock, at cost	—	—	—	—	—	(65,708)	(65,708)
Net income	—	—	—	49,919	—	—	49,919

Balance at December 31, 2014	90,191,100	$902	$655,471	$33,516	$(483)	$(109,871)	$579,535

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$49,919	$51,920	$74,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,275	166,086	166,975
Amortization of debt issuance costs and discounts	9,399	10,869	13,896
Loss on sale or disposal of assets	5,792	10,100	11,223
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	461	29,858	2,053
Deferred income tax provision	28,000	24,728	36,937
Equity-based compensation	2,349	6,025	1,191
Changes in assets and liabilities:
Accounts receivable	6,256	(3,215)	4,651
Inventories	2,709	(166)	(4,156)
Prepaid expenses and other current assets	(1,276)	(5,343)	(1,327)
Accounts payable	(8,791)	4,293	(6,247)
Accrued salaries, wages and benefits	(4,928)	(9,092)	899
Deferred revenue	(6,089)	94	(1,444)
Other accrued expenses	(763)	(824)	(760)
Other assets and liabilities	2,219	1,128	1,328

Net cash provided by operating activities	261,532	286,461	299,440

Cash Flows From Investing Activities:
Capital expenditures	(154,641)	(166,258)	(191,745)
Acquisition of Knott’s Soak City Water Park	—	—	(12,000)
Acquisition of intangible assets	(1,900)	—	—
Change in restricted cash	(5)	(118)	(573)

Net cash used in investing activities	(156,546)	(166,376)	(204,318)

Cash Flows From Financing Activities:
Repayment of long-term debt	(45,537)	(189,255)	(57,680)
Purchase of treasury stock	(60,058)	(44,163)	—
Proceeds from draw on revolving credit facility	40,000	35,000	61,000
Repayment of revolving credit facility	(40,000)	(35,000)	(97,000)
Dividends paid to stockholders	(72,113)	(36,175)	(502,977)
Proceeds from the issuance of debt	—	1,455	487,163
Debt issuance costs	—	(10,635)	(2,951)
Payment of tax withholdings on equity-based compensation through shares withheld	(213)	(852)	—
Proceeds from issuance of common stock in initial public offering, net of underwriter commissions	—	253,800	—
Repayment of note payable	—	(3,000)	—
Redemption premium payment	—	(15,400)	—
Offering costs	—	(4,694)	(3,665)

Net cash used in financing activities	(177,921)	(48,919)	(116,110)

Change in Cash and Cash Equivalents	(72,935)	71,166	(20,988)
Cash and Cash Equivalents—Beginning of period	116,841	45,675	66,663

Cash and Cash Equivalents—End of period	$43,906	$116,841	$45,675

Supplemental Disclosures of Noncash Investing and Financing Activities
Dividends declared, but unpaid	$172	$17,939	$203

Capital expenditures in accounts payable	$25,730	$27,160	$22,696

Issuance of notes payable related to business acquisition	$—	$—	$3,000

Treasury stock purchases settled in January 2015	$5,650	$—	$—

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF THE BUSINESS

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates eleven theme parks within the United States. Prior to December 1, 2009, the Company did not have any operations. On December 1, 2009, the Company acquired all of the outstanding equity interests of Busch Entertainment LLC and affiliates from Anheuser-Busch Companies, Inc. and Anheuser-Busch InBev SA/NV (“ABI”). At that time, the Company was owned by ten limited partnerships (the “Partnerships” or the “selling stockholders”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors. The Company completed an initial public offering in April 2013, and the selling stockholders sold shares of common stock in April 2013, December 2013 and April 2014. See further discussion in Note 19–Stockholders’ Equity.

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

During the years ended December 31, 2014, 2013 and 2012 approximately 56%, 55% and 55% of the Company’s revenues were generated in the State of Florida, respectively.

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

Revision of Previously Issued Financial Statements

In the third quarter of 2014, the Company conducted an internal review of its application of the guidance in Accounting Standards Codification (“ASC”) 470-50, Debt-Modifications and Extinguishments, to its accounting for certain debt transactions in 2013, 2012 and 2011. As a result of this review and analysis, the Company determined that it had incorrectly applied the accounting guidance in ASC 470-50 and inappropriately accounted for certain fees as a result of modifications and prepayments in certain years. In accordance with ASC 250 (Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 99, Assessing Materiality), the Company concluded that the correction of the errors was not material to any of its previously issued annual or

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

interim financial statements. The Company has revised its previously issued financial statements contained in this Annual Report on Form 10-K to correct the effect of these immaterial errors for the corresponding periods. See further discussion in the Revision of Previously Issued Financial Statements section of Note 11–Long-Term Debt.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $8,381 and $9,776 at December 31, 2014 and 2013, respectively. The cash balances in non-interest bearing accounts held at financial institutions are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2014. Interest bearing accounts are insured up to $250. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

Accounts Receivable—Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from customers for the sale of admission products. The Company is not exposed to a significant concentration of credit risk. The Company records an allowance for estimated uncollectible receivables, based on the amount and status of past-due accounts, contractual terms of the receivables and the Company’s history of uncollectible accounts. For all periods presented, the allowance for uncollectible accounts and the related provision were insignificant.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Material costs to purchase animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years). All costs to maintain animals are expensed as incurred, including in-house animal breeding costs, as they are insignificant to the consolidated financial statements. Construction in process assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all construction projects. Total interest capitalized for the years ended December 31, 2014 and 2013, was $2,629 and $4,347, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years. Total capitalized costs related to computer system development costs, net of accumulated amortization, were $10,287 and $7,350, as of December 31, 2014 and 2013, respectively, and are recorded in other assets in the accompanying consolidated balance sheets. Accumulated amortization was $8,841 and $6,199 as of December 31, 2014 and 2013, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2014, 2013 and 2012 was $2,703, $1,949 and $969, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of comprehensive income. Systems reengineering costs do not meet the proper criteria for capitalization and are expensed as incurred.

Impairment of Long-Lived Assets

All long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (generally a theme park). No impairment losses were recognized during the years ended December 31, 2014, 2013 and 2012.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but instead reviewed for impairment at least annually on December 1, and as of an interim date should factors or indicators become apparent that would require an interim test, with ongoing recoverability based on applicable reporting unit performance and consideration of significant events or changes in the overall business environment. In assessing goodwill for impairment, the Company may choose to initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considers several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing for recoverability of a significant asset group within a reporting unit. If this qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then the impairment

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

analysis for goodwill is performed at the reporting unit level using a two-step approach. The Company may also choose to perform this two-step impairment analysis instead of the qualitative analysis. The first step is a comparison of the fair value of the reporting unit, determined using the income and market approach, to its recorded amount. If the recorded amount exceeds the fair value, the second step quantifies any impairment write-down by comparing the current implied value of goodwill to the recorded goodwill balance. The Company’s other indefinite-lived intangible assets consist of certain trade names/trademarks which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are tested for impairment using the relief from royalty method. The Company performed a quantitative assessment of goodwill and other indefinite-lived intangible assets at December 1, 2014 and 2012 and a qualitative assessment of goodwill and other indefinite-lived intangible assets at December 1, 2013 and found no impairments.

Other Intangible Assets

The Company’s other intangible assets consist primarily of certain trade names/trademarks, relationships with ticket resellers, a favorable lease asset and a non-compete agreement. These intangible assets are amortized on the straight-line basis over their estimated remaining lives.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities. The Company maintains self-insurance reserves for healthcare, auto, general liability and workers compensation claims. Total claims reserves were $27,127 at December 31, 2014, of which $2,977 is recorded in accrued salaries, wages and benefits, $7,800 is recorded in other accrued expenses and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. Total claims reserves were $24,643 at December 31, 2013, of which $2,905 is recorded in accrued salaries, wages and benefits, $7,800 is recorded in other accrued expenses and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Financing Costs

Deferred financing costs are amortized to interest expense using the effective interest method over the term of the Senior Secured Credit Facilities or the Senior Notes and are included in other assets in the accompanying consolidated balance sheets.

Share Repurchase Program and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at December 31, 2014 and 2013 is recorded as a reduction to stockholders’ equity as the Company does not currently intend to retire the treasury stock held. See further discussion of the Company’s Share Repurchase Program in Note 19–Stockholders’ Equity.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenue Recognition

The Company recognizes revenue upon admission into a park for single day tickets and when products are received by customers for merchandise, culinary or other in-park spending. For season passes and other multi-use admission products, deferred revenue is recorded and the related revenue is recognized over the terms of the admission product and its estimated usage. Deferred revenue includes a current and long-term portion. At December 31, 2014 and 2013, long-term deferred revenue of $2,414 and $3,176, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company has entered into agreements with certain external theme park, zoo and other attraction operators to jointly market and sell single and multi-use admission products. These joint products allow admission to both a Company park and an external park, zoo or other attraction. The agreements with the external parks specify the allocation of revenue to the Company from any jointly sold products. The Company’s portion of revenue is deferred and recognized in a manner consistent with the Company’s own admission products over its related use. The Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expense at the time of the exchange and approximates the estimated fair value of either the products or services received or provided, whichever is more readily determinable. For the years ended December 31, 2014, 2013 and 2012, approximately $17,700, $20,000 and $19,600, respectively, were included within admissions revenue with an offset in either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of comprehensive income related to bartered ticket transactions.

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Advertising and media costs are expensed as incurred and for the years ended December 31, 2014, 2013 and 2012, totaled approximately $110,500, $112,000 and $116,700, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.

Equity-Based Compensation

The Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value. The cost is recognized over the requisite service period, which is generally the vesting period. See further discussion in Note 18–Equity-Based Compensation.

Restructuring Costs

The Company accounts for exit or disposal of activities in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company defines a business restructuring as an exit or disposal activity that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges may include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities.

A liability is recognized and measured at its fair value for one-time termination benefits once the plan of termination is communicated to affected employees and it meets all of the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Contract termination costs include costs to terminate a contract or costs that will continue to be

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract.

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

An entity is permitted to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to use the fair value option for any of its financial assets and financial liabilities that are not already recorded at fair value. Carrying values of financial instruments classified as current assets and current liabilities approximate fair value, due to their short-term nature. A description of the Company’s policies regarding fair value measurement is summarized below.

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

Derivative Instruments and Hedging Activities

During fiscal year 2012, the Company entered into certain derivative transactions, as detailed in Note 12-Derivative Instruments and Hedging Activities, and elected the related derivative instruments and hedging activities accounting policy described herein. ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). The Company is not aware of any new accounting pronouncements that will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU provides explicit guidance on the treatment of awards with performance targets that could be achieved after the requisite service period. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with earlier adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be annual reporting periods beginning after December 15, 2016 using one of two retrospective application methods. The Company is evaluating the accounting and disclosure requirements on its consolidated financial statements but does not currently anticipate a material impact to the consolidated financial statements upon adoption.

4. RESTRUCTURING PROGRAM AND SEPARATION COSTS

Restructuring Program

In December 2014, the Company implemented a restructuring program in an effort to centralize certain operations and reduce duplication of functions to increase efficiencies (the “Restructuring Program”). The Restructuring Program involved the elimination of approximately 300 positions across the Company’s eleven theme parks and corporate headquarters. As a result, the Company expects to record approximately $12,400 in pre-tax restructuring and other related costs associated with this Restructuring Program, of which $11,567 was incurred in 2014 and approximately $800 is expected to be incurred in the first half of 2015, due to certain continuing service obligations which are expected to be completed by the second quarter of 2015.

The Restructuring Program activity for the year ended December 31, 2014 was as follows:

	Severance and Other Employment Expenses	Other Related Restructuring Expenses	Total Restructuring and Other Related Costs
Costs incurred in 2014	$8,578	$2,989	$11,567
Payments made in 2014	(887)	(2,989)	(3,876)

Liability as of December 31, 2014	$7,691	$—	$7,691

Costs incurred in 2014 related to the Restructuring Program are recorded as restructuring and other related costs on the accompanying consolidated statements of comprehensive income and primarily consist of severance and other employment expenses. Other related restructuring expenses include third party consulting costs associated

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

with the development of the cost savings plan and the Restructuring Program. The liability related to severance and other employment expenses is included in accrued salaries, wages and benefits as of December 31, 2014 on the accompanying consolidated balance sheet.

Restructuring and other related costs do not include any costs associated with the separation of the Company’s Chief Executive Officer and President effective January 15, 2015 (the “Former CEO”) as discussed below.

Separation Costs

On December 11, 2014, the Company announced that its Chief Executive Officer would resign from his role effective on January 15, 2015. Pursuant to a separation and consulting agreement entered into by the Company and the Former CEO on December 10, 2014, the Former CEO will remain involved with the Company as a member of the Board and in a consulting capacity to the Company for a three-year consulting term. The Company recorded $2,574 as separation costs on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2014 related to this separation. This amount is included in accrued salaries, wages and benefits as of December 31, 2014 on the accompanying consolidated balance sheet and was paid in January 2015.

Additionally, in connection with the Restructuring Program and the separation of the Former CEO, conditions for eligibility on certain unvested performance restricted shares of common stock were modified to allow those participants who are separating from the Company, including the Former CEO, to vest in their respective awards if the performance conditions are achieved after their employment ends with the Company. See Note 18–Equity-Based Compensation for further details.

5. EARNINGS PER SHARE

Earnings per share is computed as follows (in thousands, except per share data):

	Year Ended December 31,
	2014			2013			2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$49,919	87,183	$0.57	$51,920	87,537	$0.59	$74,221	82,480	$0.90
Effect of dilutive incentive-based awards		297			615			1,072

Diluted earnings per share	$49,919	87,480	$0.57	$51,920	88,152	$0.59	$74,221	83,552	$0.89

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

Diluted earnings per share is determined based on the dilutive effect of unvested restricted stock probable of vesting using the treasury stock method. During the year ended December 31, 2014, there were approximately 21,000 antidilutive shares of common stock excluded from the computation of diluted earnings per share. During

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the years ended December 31, 2013 and 2012, there were no antidilutive shares of common stock excluded from the computation of diluted earnings per share.

6. INVENTORIES

Inventories as of December 31, 2014 and 2013, consisted of the following:

	2014	2013
Merchandise	$28,356	$30,586
Food and beverage	4,778	5,623

Total inventories	$33,134	$36,209

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2014 and 2013, consisted of the following:

	2014	2013
Prepaid insurance	$8,047	$8,418
Prepaid marketing and advertising costs	6,965	6,817
Other	5,882	4,378

Total prepaid expenses and other current assets	$20,894	$19,613

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2014 and 2013, consisted of the following:

	2014	2013
Land	$286,200	$286,200
Land improvements	289,892	259,722
Buildings	566,112	537,532
Rides, attractions and equipment	1,267,832	1,173,746
Animals	158,362	157,160
Construction in process	43,654	71,445
Less accumulated depreciation	(867,421)	(714,305)

Total property and equipment, net	$1,744,631	$1,771,500

Depreciation expense was approximately $169,000, $159,700 and $161,700 for the years ended December 31, 2014, 2013 and 2012, respectively.

9. TRADE NAMES/TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET

Trade names/trademarks, net are comprised of the following at December 31, 2014:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names/trademarks—indefinite lives		$157,000	$—	$157,000
Trade names/trademarks—definite lives	9.3 years	12,900	5,712	7,188

Total trade names/trademarks, net		$169,900	$5,712	$164,188

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Trade names/trademarks, net are comprised of the following at December 31, 2013:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names/trademarks—indefinite lives		$157,000	$—	$157,000
Trade names/trademarks—definite lives	10 years	11,000	4,492	6,508

Total trade names/trademarks, net		$168,000	$4,492	$163,508

Other intangible assets, net at December 31, 2014, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Favorable lease asset	39 years	$18,200	$2,333	$15,867
Reseller agreements	8.1 years	22,300	13,984	8,316
Non-compete agreement	5 years	500	158	342

Total other intangible assets, net		$41,000	$16,475	$24,525

Other intangible assets, net at December 31, 2013, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Favorable lease asset	39 years	$18,200	$1,867	$16,333
Reseller agreements	8.1 years	22,300	11,232	11,068
Non-compete agreement	5 years	500	58	442

Total other intangible assets, net		$41,000	$13,157	$27,843

Total amortization was approximately $4,600, $4,400 and $4,300 for the years ended December 31, 2014, 2013 and 2012, respectively. The total weighted average amortization period of all finite-lived intangibles is 18.8 years.

Total expected amortization of the finite-lived intangible assets for the succeeding five years and thereafter is as follows:

Years Ending December 31
2015	$4,780
2016	4,780
2017	4,574
2018	2,235
2019	1,849
Thereafter	13,495

$31,713

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. OTHER ACCRUED EXPENSES

Other accrued expenses at December 31, 2014 and 2013, consisted of the following:

	2014	2013
Accrued property taxes	$2,039	$2,113
Accrued interest	2,604	2,636
Self-insurance reserve	7,800	7,800
Other	7,706	2,715

Total other accrued expenses	$20,149	$15,264

As of December 31, 2014, the Company accrued $5,650 related to the 2014 repurchase of certain shares of common stock, which settled and was paid in January 2015. See Note 19–Stockholders’ Equity for further discussion on the Share Repurchase Program.

11. LONG-TERM DEBT

Long-term debt as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Term B-2 Loans	$1,352,438	$1,397,975
Revolving credit agreement	—	—
Senior Notes	260,000	260,000

Total long-term debt	1,612,438	1,657,975
Less discounts	(8,985)	(11,394)
Less current maturities	(14,050)	(14,050)

Total long-term debt, net of current maturities	$1,589,403	$1,632,531

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement dated as of December 1, 2009 (“Senior Secured Credit Facilities”). Also, on December 1, 2009, SEA issued $400,000 aggregate principal amount of unsecured senior notes due December 1, 2016 (the “Senior Notes”).

Deferred financing costs, net of accumulated amortization and amounts written-off for early extinguishment of debt, were $20,003 and $27,453 as of December 31, 2014 and 2013, respectively. Deferred financing costs are amortized to interest expense using the effective interest method over the term of the Senior Secured Credit Facilities or the Senior Notes and are included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2014, the Company was in compliance with all covenants in the provisions contained in the documents governing the Senior Secured Credit Facilities and in the indenture governing the Senior Notes.

Senior Secured Credit Facilities

As of December 31, 2014, the Senior Secured Credit Facilities consisted of a $1,352,438 senior secured term loan facility (the “Term B-2 Loans”), which will mature on May 14, 2020 and a $192,500 senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon at December 31, 2014. The

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the earlier of (1) the maturity date of Senior Notes with an aggregate principal amount greater than $50,000 outstanding and (2) the maturity date of any indebtedness incurred to refinance any of the term loans or the Senior Notes.

SEA entered into Amendments No. 1, 2, 3, 4, 5 and 6 of the Senior Secured Credit Facilities effective on February 17, 2011, April 15, 2011, March 30, 2012, April 24, 2013, May 14, 2013 and August 9, 2013, respectively (collectively, the “Amendments”).

Revision of Previously Issued Financial Statements

In the third quarter of 2014, the Company conducted an internal review of its application of the guidance in ASC 470-50, Debt-Modifications and Extinguishments, to its accounting for certain debt transactions in 2013, 2012 and 2011. As a result of this review and analysis, the Company determined that it had incorrectly applied the accounting guidance in ASC 470-50 and inappropriately accounted for certain fees as a result of modifications related to the Amendments and prepayments in certain years.

In particular, for Amendment No. 1 in 2011, the Company determined that $1,074 should have been capitalized, $4,326 should have been expensed and $13,939 should have been written off and reflected as a loss on early extinguishment of debt and write-off of discounts and deferred financing costs. Additionally, for Amendment No. 2 and prepayments in 2011, the Company determined that $45 and $1,145, respectively, should have been written off and reflected as a loss on early extinguishment of debt and write-off of discounts and deferred financing costs. The cumulative impact of the corrections as of January 1, 2012 was an increase to accumulated deficit of $4,324.

For Amendment No. 3 in 2012, the Company determined that $10,789 should have been capitalized, $5,072 should have been expensed and $992 should have been written off and reflected as a loss on early extinguishment of debt and write-off of discounts and deferred financing costs. The Company also determined that for prepayments in 2012, fees and discounts of $1,061 should have been written off and reflected as a loss on early extinguishment of debt and write-off of discounts and deferred financing costs. The Company recorded a $5,265 reduction in income before taxes for the 2012 corrections, primarily related to the accounting for Amendment No. 3.

For Amendment No. 4 and Amendment No. 6 in 2013, the Company determined that the original accounting was appropriate and there were no corrections necessary. For Amendment No. 5 in 2013, the Company determined that $4,854 should have been capitalized, $3,871 should have been expensed and $8,121 should have been written off and reflected as a loss on early extinguishment of debt and write-off of discounts and deferred financing costs. Additionally, for prepayments in 2013, the Company determined that $856 should have been written off and reflected as a loss on early extinguishment of debt and write-off of discounts and deferred financing costs. The Company recorded an additional $2,152 in income before taxes for the 2013 corrections, primarily related to a reduction in interest expense due to the 2013 amortization impact of the corrections made in 2011, 2012 and 2013.

In accordance with ASC 250 (SEC Staff Accounting Bulletin 99, Assessing Materiality), the Company concluded that the correction of the errors was not material to any of its previously issued annual or interim financial statements. The Company has revised its previously issued financial statements contained in this Annual Report on Form 10-K to correct the effect of these immaterial errors for the corresponding periods.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents the impact of these corrections on affected consolidated balance sheet line items as of December 31, 2013:

	As of December 31, 2013
	As Previously Reported	Adjustments	As Revised
Selected Balance Sheet Data:
Other assets	$40,753	$(4,863)	$35,890

Total assets	$2,582,273	$(4,863)	$2,577,410

Long-term debt	$1,627,183	$5,348	$1,632,531

Deferred tax liabilities, net	$29,776	$(4,106)	$25,670

Retained earnings	$7,991	$(6,105)	$1,886

Total stockholders’ equity	$654,132	$(6,105)	$648,027

Total liabilities and stockholders’ equity	$2,582,273	$(4,863)	$2,577,410

The following tables present the additional impact of the corrections for other previously issued annual periods as indicated:

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Selected Statements of Comprehensive Income Data:
Operating expenses	$739,989	$3,333	$743,322	$726,509	$4,073	$730,582

Interest expense	$93,536	$(2,914)	$90,622	$111,426	$(861)	$110,565

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	$32,429	$(2,571)	$29,858	$—	$2,053	$2,053

Income before income taxes	$75,482	$2,152	$77,634	$116,926	$(5,265)	$111,661

Provision for income taxes	$25,004	$710	$25,714	$39,482	$(2,042)	$37,440

Net income	$50,478	$1,442	$51,920	$77,444	$(3,223)	$74,221

Earnings per share:
Net income per share, basic	$0.58	$0.01	$0.59	$0.94	$(0.04)	$0.90
Net income per share, diluted	$0.57	$0.02	$0.59	$0.93	$(0.04)	$0.89
Selected Statements of Cash Flows Data:
Net cash provided by operating activities	$289,794	$(3,333)	$286,461	$303,513	$(4,073)	$299,440

Net cash used in financing activities	$(52,252)	$3,333	$(48,919)	$(120,183)	$4,073	$(116,110)

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following tables present the impact of these corrections on the unaudited summary quarterly financial data for the previously issued quarterly periods as indicated (see also Note 21–Summary Quarterly Financial Data (Unaudited)):

	For the Three Months Ended March 31, 2013			For the Three Months Ended June 30, 2013
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Selected Summary Quarterly Financial Data:	(Unaudited)
Total revenues	$238,610	$—	$238,610	$411,292	$—	$411,292

Operating expenses	$173,260	$—	$173,260	$194,674	$3,333	$198,007

Operating (loss) income	$(35,873)	$—	$(35,873)	$30,980	$(3,333)	$27,647

Interest expense	$28,606	$(610)	$27,996	$22,926	$(694)	$22,232

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	$—	$—	$—	$32,429	$(2,571)	$29,858

Loss before income taxes	$(64,406)	$610	$(63,796)	$(24,268)	$(68)	$(24,336)

Benefit from income taxes	$(24,046)	$201	$(23,845)	$(8,414)	$(22)	$(8,436)

Net loss	$(40,360)	$409	$(39,951)	$(15,854)	$(46)	$(15,900)

Loss per share:
Net loss per share, basic	$(0.49)	$0.01	$(0.48)	$(0.18)	$—	$(0.18)
Net loss per share, diluted	$(0.49)	$0.01	$(0.48)	$(0.18)	$—	$(0.18)

	For the Three Months Ended September 30, 2013			For the Three Months Ended December 31, 2013
	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised
Selected Summary Quarterly Financial Data:	(Unaudited)
Total revenues	$538,389	$—	$538,389	$271,959	$—	$271,959

Operating expenses	$202,625	$—	$202,625	$169,430	$—	$169,430

Operating income	$205,594	$—	$205,594	$505	$—	$505

Interest expense	$21,018	$(807)	$20,211	$20,986	$(803)	$20,183

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	$—	$—	$—	$—	$—	$—

Income (loss) before income taxes	$184,589	$807	$185,396	$(20,433)	$803	$(19,630)

Provision for (benefit from) income taxes	$64,390	$266	$64,656	$(6,926)	$265	$(6,661)

Net income (loss)	$120,199	$541	$120,740	$(13,507)	$538	$(12,969)

Earnings (loss) per share:
Net income (loss) per share, basic	$1.34	$0.01	$1.35	$(0.15)	$0.01	$(0.14)
Net income (loss) per share, diluted	$1.33	$0.01	$1.34	$(0.15)	$0.01	$(0.14)

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended March 31, 2014			For the Three Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Selected Summary Quarterly Financial Data:	(Unaudited)
Total revenues	$212,290	$—	$212,290	$405,151	$—	$405,151

Operating expenses	$167,912	$—	$167,912	$189,190	$—	$189,190

Operating (loss) income	$(59,408)	$—	$(59,408)	$80,587	$—	$80,587

Interest expense	$20,046	$(342)	$19,704	$20,638	$(112)	$20,526

Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	$—	$—	$—	$—	$—	$—

(Loss) income before income taxes	$(79,471)	$342	$(79,129)	$59,994	$112	$60,106

(Benefit from) provision for income taxes	$(30,040)	$128	$(29,912)	$22,658	$42	$22,700

Net (loss) income	$(49,431)	$214	$(49,217)	$37,336	$70	$37,406

(Loss) earnings per share:
Net (loss) income per share, basic	$(0.56)	$—	$(0.56)	$0.43	$—	$0.43
Net (loss) income per share, diluted	$(0.56)	$—	$(0.56)	$0.43	$—	$0.43

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the Bank of America’s prime lending rate and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain total leverage ratio. At December 31, 2014, SEA selected the LIBOR rate (interest rate of 3.00% at December 31, 2014).

The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At December 31, 2014, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable margin of 2.50%.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate is 0.50% per annum. SEA is also required to pay customary letter of credit fees.

The Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on May 14, 2013, with the first payment due and paid on

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

September 30, 2013 and the balance due on the final maturity date of May 14, 2020. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

SEA had no amounts outstanding at December 31, 2014 and 2013, relating to the Revolving Credit Facility. The revolving credit commitment includes up to $20,000 in short-term loans (five days in duration) and up to $50,000 in letters of credit. Any amounts borrowed under the short-term loans or as letters of credit reduce the total amount available under the revolving credit loan. All amounts outstanding under the revolving credit commitment are due on the Revolving Credit Facility maturity date, except for borrowings under the short term loans, which are payable within five business days of the original borrowing. As of December 31, 2014, the Company had approximately $18,100 of outstanding letters of credit, leaving approximately $174,400 available for borrowing.

SEA is required to prepay the outstanding Term B-2 loans, subject to certain exceptions, with:

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

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. There were no mandatory prepayments during the years ended December 31, 2014 or 2013 since none of the events indicated above occurred during the year. On September 30, 2014, the Company made a voluntary principal repayment of approximately $31,500 on the Term B-2 Loans with available cash on hand.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Senior Notes

The Senior Notes accrue interest at a rate of 11.0% per annum. Interest is payable semi-annually in arrears. The obligations under the Senior Notes are guaranteed by the same entities as those that guarantee the Senior Secured Credit Facilities. On or after December 1, 2014, the Senior Notes may be redeemed at 105.5% and 102.75% of the principal balance beginning on December 1, 2014 and 2015, respectively.

In connection with the issuance of the Senior Notes in 2009, the holders of the Senior Notes received warrants to purchase 101,000 (not in thousands) Partnerships units for $100 (not in thousands) per unit. The Partnerships, in turn, received warrants to acquire 808,000 (not in thousands) shares of the Company’s common stock. The total value of the warrants at December 1, 2009 was $5,000 and was recorded by the Company as additional paid-in capital and a discount on the Senior Notes. The additional discount is being amortized to interest expense over the term of the Senior Notes. The unamortized discount at December 31, 2014 and 2013, of $1,369 and $2,083, respectively, is presented as a reduction of the carrying value of the Senior Notes in the accompanying consolidated financial statements.

Restrictive Covenants

The Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness; make guarantees; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in nature of the business; and make prepayments of junior debt. The Senior Secured Credit Facilities also contain covenants requiring SEA to maintain specified maximum annual capital expenditures, a maximum total net leverage ratio and a minimum interest coverage ratio. All of the net assets of SEA and its consolidated subsidiaries are restricted and there are no unconsolidated subsidiaries of SEA.

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

The Senior Secured Credit Facilities and the indenture permit restricted payments in an aggregate amount per annum not to exceed the greater of (1) 6% of initial public offering net proceeds received by SEA or (2) (a) $90,000, so long as, on a pro forma basis (as defined in the applicable agreement) after giving effect to the payment of any such restricted payment, the Total Leverage Ratio, (as defined in the applicable agreement and calculated as of the end of the prior quarter), is no greater than 5.00 to 1.00 and greater than 4.50 to 1.00, (b) $120,000, so long as, on a pro forma basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.50 to 1.00 and greater than 4.00 to 1.00, (c) the greater of (A) $120,000 and (B) 7.5% of market capitalization, so long as, on a pro forma basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.00 to 1.00 and greater than 3.50 to 1.00 and (d) an unlimited amount, so long as, on a pro forma basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 3.50 to 1.00.

For the year ended December 31, 2014, the Company had a $120,000 capacity for restricted payments, calculated as set forth above. Through the third quarter of 2014, the Company had used approximately $104,900 of its

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

available restricted payments capacity leaving an aggregate amount of approximately $15,100 available in the fourth quarter of 2014 to declare dividends or make other restricted payments. As a result, the Board elected to postpone the declaration of the Company’s fourth quarter 2014 dividend to January 2015 and instead authorized the repurchase of up to $15,000 of its common stock in December 2014. See Note 19–Stockholders’ Equity for further discussion on the Share Repurchase Program.

As of December 31, 2014, the Total Leverage Ratio as calculated under the Senior Notes was 4.48 to 1.00 and as calculated under the Senior Secured Credit Facilities was 4.25 to 1.00, which results in an estimated $120,000 capacity for restricted payments in the year ended December 31, 2015. This amount adjusts at the beginning of each quarter as set forth above.

Long-term debt at December 31, 2014, is repayable as follows, not including any possible prepayments described above:

Years Ending December 31,
2015	$14,050
2016	274,050
2017	14,050
2018	14,050
2019	14,050
Thereafter	1,282,188

Total	$1,612,438

Interest Rate Swap Agreements

On August 23, 2012, SEA executed two interest rate swap agreements (the “Interest Rate Swap Agreements”) to effectively fix the interest rate on $550,000 of the then existing Term B Loans. Each interest rate swap had a notional amount of $275,000; was scheduled to mature on September 30, 2016; required the Company to pay a fixed rate of interest of 1.247% per annum; entitled SEA to receive a variable rate of interest based upon three month BBA LIBOR; and had interest settlement dates occurring on the last day of December, March, June and September through maturity. SEA had designated such interest rate swap agreements as qualifying cash flow hedge accounting relationships.

As a result of an amendment to the Senior Secured Credit Facilities in May 2013, the Interest Rate Swap Agreements were restructured into two interest rate swaps. Each interest rate swap has a notional amount of $275,000; matures on September 30, 2016; requires the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; entitles SEA to receive a variable rate of interest based upon the greater of 0.75% or three month BBA LIBOR; and has interest settlement dates occurring on the last day of December, March, June and September through maturity.

In March 2014, the Company executed a new interest rate swap agreement to effectively fix the interest rate on $450,000 of the Term B-2 Loans. The new interest rate swap has an effective date of March 31, 2014; has a notional amount of $450,000; matures on September 30, 2016; requires the Company to pay a fixed rate of interest of 1.051% per annum; entitles SEA to receive a variable rate of interest based upon the greater of 0.75% or three month BBA LIBOR; and has interest settlement dates occurring on the last day of December, March, June and September through maturity.

SEA designated the interest rate swap agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 12–Derivative Instruments and Hedging Activities which follows.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes and the interest rate swap agreements was $74,933, $85,514 and $102,551 during the years ended December 31, 2014, 2013 and 2012, respectively.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

As of December 31, 2014 and 2013, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2014, the Company had three outstanding interest rate swaps with a combined notional value of $1,000,000 that were designated as cash flow hedges of interest rate risk. In connection with Amendment No. 5 to the Senior Secured Credit Facility on May 14, 2013, the Company restructured two of its then existing interest rate swaps to match the refinanced debt. The restructuring of the interest rate swaps required a re-designation of the hedge accounting relationship. The re-designation is expected to result in the recognition of a minimal amount of ineffectiveness throughout the remaining term of the interest rate swaps.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2014, there was no ineffective portion recognized in earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $2,510 will be reclassified as an increase to interest expense.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2014 and 2013:

	Liability Derivatives As of December 31, 2014		Asset Derivatives As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$628	Other assets	$71

Total derivatives designated as hedging instruments		$628		$71

The unrealized loss on derivatives is recorded net of a tax benefit of $286 for the year ended December 31, 2014, and is included within the accompanying consolidated statements of comprehensive income. The unrealized gain on derivatives is recorded net of a tax expense of $632 for the year ended December 31, 2013, and is included within the accompanying consolidated statements of comprehensive income.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the years ended December 31, 2014 and 2013:

	2014	2013
Derivatives in Cash Flow Hedging Relationships:
Gain related to effective portion of derivatives recognized in accumulated other comprehensive income (loss)	$1,846	$386
(Loss) gain related to effective portion of derivatives reclassified from accumulated other comprehensive income (loss) to interest expense	$(2,626)	$1,511
Gain (loss) related to ineffective portion of derivatives recognized in other (income) expense	$—	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $662. As of December 31, 2014, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at their termination value of $662.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Changes in Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss) for the year ended December 31, 2014, net of tax:

Gains (Losses) on Cash Flow Hedges
Accumulated other comprehensive income (loss):
Balance at December 31, 2013	$11
Other comprehensive income before reclassifications	1,169
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	(1,663)

Unrealized loss on derivatives, net of tax	(494)

Balance at December 31, 2014	$(483)

13. INCOME TAXES

For the years ended December 31, 2014, 2013 and 2012, the provision for income taxes is comprised of the following:

	2014	2013	2012
Current income tax (benefit) provision
Federal	$(70)	$(113)	$(70)
State	937	1,086	542
Foreign	5	13	31

Total current income tax provision	872	986	503

Deferred income tax provision (benefit):
Federal	30,414	28,628	36,030
State	(2,414)	(3,900)	907

Total deferred income tax provision	28,000	24,728	36,937

Total income tax provision	$28,872	$25,714	$37,440

The deferred income tax provision represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes totaled $858, $923 and $767, for the years ended December 31, 2014, 2013 and 2012, respectively.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The components of deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred income tax assets:
Acquisition and debt related costs	$20,319	$8,640
Net operating loss	269,002	270,467
Self-insurance	9,666	8,686
Deferred revenue	1,021	2,134
Other	10,689	8,156

Total deferred income tax assets	310,697	298,083
Valuation allowance	(1,507)	—

Net deferred tax assets	309,190	298,083
Deferred income tax liabilities:
Property and equipment	(278,851)	(245,418)
Goodwill	(35,396)	(28,242)
Amortization	(15,226)	(12,613)
Other	(4,209)	(8,593)

Total deferred income tax liabilities	(333,682)	(294,866)

Net deferred income tax (liabilities) assets	$(24,492)	$3,217

The Company files federal, state and provincial income tax returns in various jurisdictions with varying statute of limitation expiration dates. Under the tax statute of limitations applicable to the Internal Revenue Code of 1986, as amended (the “Code”), the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2011. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2010 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an uncertain tax position. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision in the applicable period.

The Company has federal tax net operating loss carryforwards of approximately $650,000 as of December 31, 2014 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $970,000 as of December 31, 2014. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both federal and state tax purposes.

Realization of the deferred income tax assets, primarily arising from these net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components. The 2009 charitable contribution that was due to expire in the current year was written off in the Company’s deferred analysis. The Company believes it is more likely than not that the benefit from certain charitable contribution carryforwards expiring in 2015 will not be realized. Due to the uncertainty of realizing a benefit from the deferred tax assets recorded for charitable contribution carryforwards expiring in 2015, a valuation allowance of approximately $1,500 was recognized for the year ended December 31, 2014.

Due to the secondary offerings in December 2013 and April 2014, there were ownership shifts of more than 50%, as defined by Section 382 of the Code. The Company determined that, while an ownership shift occurred and

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

limits were determined under Section 382 and the regulations and guidance thereunder, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax assets related to federal and state tax net operating loss carryforwards will be realized.

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 differs from the amount computed by applying the U.S. federal statutory income tax rate to the Company’s income before income taxes primarily due to state income taxes, a prior year adjustment, and federal tax credits. The prior year adjustment relates to the revaluation of state net operating loss carryforwards resulting in a net benefit of $2,977. In addition to these items, for the year ended December 31, 2014, non-deductible offering costs, certain officer compensation, certain equity compensation awards and a valuation allowance related to certain charitable contribution carryforwards also impacted the provision for income taxes.

The reconciliation between the U.S. federal statutory income tax rate and the Company’s effective income tax provision rate for the years ended December 31, 2014, 2013 and 2012, is as follows:

	2014	2013	2012
Income tax rate at federal statutory rates	35.00%	35.00%	35.00%
State taxes, net of federal benefit	1.32	(0.77)	1.24
State net operating loss revaluation	(3.78)	—	—
Charitable contribution carryforward valuation allowance	1.91	—	—
Other	2.19	(1.11)	(2.71)

Income tax rate	36.64%	33.12%	33.53%

14. COMMITMENTS AND CONTINGENCIES

At December 31, 2014, the Company has commitments under long-term operating leases requiring annual minimum lease payments as follows:

Years Ending December 31,
2015	$15,648
2016	15,034
2017	15,056
2018	14,923
2019	13,927
Thereafter	298,451

Total	$373,039

Rental expense was $21,643, $24,338 and $23,886 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. At December 31, 2014, additional capital payments of approximately $43,000 are necessary to complete these projects. The majority of these projects are expected to be completed in 2015.

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company, the Chairman of the Company’s Board of Directors, certain of its executive officers and Blackstone. The complaint alleges that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief. On December 10, 2014, the Court entered an Order Granting Motion for Appointment as Lead Plaintiff and Selection of Counsel, appointing Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System as Lead Plaintiffs. On December 29, 2014, the Court entered an Order Granting Joint Motion for Scheduling Order setting Lead Plaintiffs’ time to file any amended complaint on or before February 27, 2015. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of the Board of Directors, certain of the Company’s executive officers, directors and shareholders, and Blackstone. The Company is a “Nominal Defendant” in the lawsuit. The complaint alleges, among other things, that the defendants breached their fiduciary duties and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price. On February 25, 2015, the Court of Chancery granted the parties’ joint stipulation setting forth deadlines for the filing of an amended complaint, defendants’ response, and a briefing schedule in the event defendants file a motion to dismiss that trails behind the due dates in the class action lawsuit by thirty days. The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company. The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf.

In addition, the Company is a party to other various claims and legal proceedings arising in the normal course of business. From time to time, third-party groups may also bring lawsuits against the Company. Matters where an unfavorable outcome to the Company is probable and which can be reasonably estimated are accrued. Such accruals, which are not material for any period presented, are based on information known about the matters, the

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company’s estimate of the outcomes of such matters, and the Company’s experience in contesting, litigating and settling similar matters. Matters that are considered reasonably possible to result in a material loss are not accrued for, but an estimate of the possible loss or range of loss is disclosed, if such amount or range can be determined. Management does not expect any known claims or legal proceedings to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of December 31, 2014 approximates their carrying value due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes are classified in Level 3 of the fair value hierarchy and have been valued using significant inputs that are not observable in the market including a discount rate of 11.37% and projected cash flows of the underlying Senior Notes.

The Company did not have any assets measured at fair value at December 31, 2014. There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2014. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Liabilities:
Derivative financial instruments (a)	$—	$628	$—	$628
Long-term obligations (b)	$—	$1,352,438	$263,197	$1,615,635

(a)	Reflected at fair value in the consolidated balance sheet as other liabilities of $628.
(b)	Reflected at carrying value in the consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,589,403 as of December 31, 2014.

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

16. RELATED-PARTY TRANSACTIONS

Dividend Payments

On January 5, 2015, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 13, 2015, which was paid on January 22, 2015. In connection with this dividend declaration, certain affiliates of Blackstone were paid dividends in the amount of $4,095.

In March 2014, the Board declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on March 20, 2014. In May and September 2014, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on June 20 and September 29, 2014, respectively (see Note 19–Stockholders’ Equity). In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $7,849, $4,252 and $4,095 on April 1, July 1, and October 6, 2014, respectively.

In June, September and December 2013, the Board declared a cash dividend of $0.20 per share to all common stockholders of record at the close of business on June 20, September 20 and December 20, 2013, respectively (see Note 19–Stockholders’ Equity). In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $11,749, $11,749 and $7,849, on July 1, 2013, October 1, 2013, and January 3, 2014, respectively.

In March 2012, the Company declared and subsequently paid a $500,000 cash dividend to its common stockholders, which at that time consisted of entities controlled by certain affiliates of Blackstone.

Share Repurchases

The Company repurchased shares of its common stock from the selling stockholders concurrently with the closing of the respective secondary offerings in December 2013 and April 2014. See further discussion in Note 19—Stockholders’ Equity.

Advisory Agreement

Prior to April 2013, certain affiliates of Blackstone provided monitoring, advisory and consulting services to the Company under an advisory fee agreement (the “2009 Advisory Agreement”), which was terminated on April 24,

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2013 in connection with the completion of the initial public offering (see Note 19–Stockholders’ Equity). Fees related to these services, which were based upon a multiple of Adjusted EBITDA as defined in the 2009 Advisory Agreement, amounted to $2,799 and $6,201 for the years ended December 31, 2013 and 2012, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. There were no fees related to these services in the year ended December 31, 2014 due to the termination of the 2009 Advisory Agreement in April 2013.

In connection with the completion of the initial public offering in April 2013 (see Note 19–Stockholders’ Equity), the 2009 Advisory Agreement between the Company and affiliates of Blackstone was terminated (except for certain provisions relating to indemnification and certain other provisions, which survived termination). In connection with such termination, the Company paid a termination fee of $46,300 to Blackstone using a portion of the net proceeds from the offering and wrote-off $3,772 of the 2013 prepaid advisory fee. The combined expense of $50,072 was recorded as termination of advisory agreement during the year ended December 31, 2013 in the accompanying consolidated statements of comprehensive income.

17. RETIREMENT PLAN

The Company sponsors a defined contribution plan, under Section 401(k) of the Internal Revenue Code. The plan is a qualified automatic contributions arrangement, which automatically enrolls employees, once eligible, unless they opt out. The Company makes matching cash contributions subject to certain restrictions, structured as a 100% match on the first 1% contributed by the employee and a 50% match on the next 5% contributed by the employee. Employer matching contributions for the years ended December 31, 2014, 2013 and 2012, totaled $7,790, $8,956 and $8,767, respectively.

18. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value. The cost is recognized over the requisite service period, which is generally the vesting period.

Pre-IPO Incentive Plan

Employee Units Surrendered for Common Stock

Prior to April 18, 2013, the Partnerships granted Employee Units to certain key employees of SEA (“Employee Units”) under the Employee Unit Incentive Plan (“Pre-IPO Incentive Plan”). The Employee Units which were granted were accounted for as equity awards and were divided into three tranches, Time-Vesting Units (“TVUs”), 2.25x Performance Vesting Units (“PVUs”) and 2.75x PVUs. There was no related cost to the employee upon vesting of the units. Separately, certain members of management in 2011 also purchased Class D Units of the Partnerships (“Class D Units”).

Prior to the consummation of the Company’s initial public offering, on April 18, 2013, the Employee Units and Class D Units held by certain of the Company’s directors, officers, employees and consultants were surrendered to the Partnerships and such individuals received an aggregate of 4,165,861 shares of the Company’s issued and outstanding common stock from the Partnerships. The number of shares of the Company’s common stock received by such individuals from the Partnerships was determined in a manner intended to replicate the economic value to each equity holder immediately prior to the transaction. The Class D Units and vested

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Employee Units were surrendered for an aggregate of 949,142 shares of common stock. The unvested Employee Units were surrendered for an aggregate of 3,216,719 unvested restricted shares of the Company’s common stock, which were subject to vesting terms substantially similar to those applicable to the unvested Employee Units immediately prior to the transaction. These unvested restricted shares consisted of Time Restricted shares, and 2.25x and 2.75x Performance Restricted shares, which, for accounting purposes, were removed from issued shares until their restrictions are met, as shown on the accompanying consolidated statement of changes in stockholders’ equity.

Pre-IPO Incentive Plan TVUs and Time Restricted Shares

One-third of the Pre-IPO Incentive Plan Employee Units originally granted were TVUs and vested over five years (20% per year). Vesting was contingent upon continued employment. The TVUs were originally recorded at the fair market value at the date of grant and were being amortized to compensation expense over the vesting period.

The unvested Time Restricted shares received upon surrender of the TVUs contained substantially the same terms, conditions and vesting schedules as the previously outstanding TVUs. In accordance with the guidance in ASC 718-20, Compensation-Stock Compensation, the surrender of the TVUs for shares of common stock and Time Restricted shares qualified as a modification of an equity compensation plan. As such, the Company calculated the incremental fair value of the TVUs immediately prior to and after their modification and determined that $282 of incremental equity compensation cost would be recorded upon surrender of the vested TVUs for vested shares of stock in the year ended December 31, 2013. The remaining incremental compensation cost of $220 which represented the incremental cost on the unvested TVUs surrendered for unvested Time Restricted shares, was added to the original grant date fair value of the respective awards and is being amortized to compensation expense over the remaining vesting period.

Total combined compensation expense related to these Pre-IPO Incentive Plan TVU and Time Restricted share awards was $955, $1,938 and $1,191 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statement of comprehensive income and as contributed capital in the accompanying consolidated statements of stockholders’ equity. Total unrecognized compensation cost related to the unvested Pre-IPO Incentive Plan Time Restricted shares, expected to be recognized over the remaining vesting term was approximately $358 as of December 31, 2014.

The activity related to the Pre-IPO Incentive Plan Time Restricted share awards for the year ended December 31, 2014, is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term
Pre-IPO Incentive Plan Time Restricted shares:	(not in thousands )
Outstanding at December 31, 2013	375,480	$4.19
Granted	—	—
Vested	(258,064)	$3.95
Forfeited	(3,343)	$3.82

Outstanding at December 31, 2014	114,073	$4.72	11 months

There were no Pre-IPO Incentive Plan TVUs or Time Restricted shares granted in the years ended December 31, 2014 or 2013. The weighted average grant date fair value of Pre-IPO Incentive Plan TVUs granted during the

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

year ended December 31, 2012 was $23.15 per share. The total fair value of Pre-IPO Incentive Plan TVUs and Time Restricted shares which vested during the years ended December 31, 2014, 2013 and 2012 was approximately $1,020, $1,050 and $850, respectively.

Pre-IPO Incentive Plan 2.25x and 2.75x PVUs and Performance Restricted Shares

One-third of the Pre-IPO Incentive Plan Employee Units originally granted were 2.25x PVUs and the remaining one-third of the Pre-IPO Incentive Plan Employee Units were 2.75x PVUs. The 2.25x and 2.75x PVUs contained vesting conditions based on certain events occurring. The unvested 2.25x and 2.75x Performance Restricted shares received upon surrender of the unvested 2.25x and 2.75x PVUs contained substantially the same terms and vesting conditions as the previously outstanding 2.25x and 2.75x PVUs.

The 2.25x Performance Restricted shares received upon surrender of the 2.25x PVUs will vest if the employee is employed by the Company when and if certain investment funds affiliated with Blackstone receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of its Partnerships units equal to (x) a 20% annualized effective compounded return rate on such funds’ investment and (y) a 2.25x multiple on such funds’ investment.

The 2.75x Performance Restricted shares received upon surrender of the 2.75x PVUs will vest if the employee is employed by the Company when and if such funds receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of its Partnerships units equal to (x) a 15% annualized effective compounded return rate on such funds’ investment and (y) a 2.75x multiple on such funds’ investment.

The 2.25x and 2.75x Performance Restricted shares received upon surrender of the 2.25x and 2.75x PVUs have no termination date other than termination of employment from the Company and no service or time vesting conditions other than continued employment through the time the performance benchmark is reached. No compensation expense was recorded related to the Pre-IPO Incentive Plan 2.25x and 2.75x PVUs prior to April 18, 2013, since their vesting was not considered probable. No compensation expense will be recorded related to the Pre-IPO Incentive Plan 2.25x and 2.75x Performance Restricted shares until their vesting is probable. Accordingly, no compensation expense has been recorded during the years ended December 31, 2014, 2013 or 2012 related to these PVUs or Performance Restricted shares.

In accordance with the guidance in ASC 718-20, Compensation-Stock Compensation, the surrender of the unvested PVUs for unvested Performance Restricted shares of stock qualified as a modification of an equity compensation plan. In December 2014, conditions for eligibility on approximately 576,000 Pre-IPO Incentive Plan Performance Restricted shares were modified to allow those participants holding such shares who were separating from the Company to vest in their respective shares if the performance conditions are achieved after their employment ends with the Company, subject to their continued compliance with applicable post-termination restrictive covenants (see Note 4–Restructuring Program and Separation Costs). This also qualified as a modification of an equity award. As the 2.25x and 2.75x Performance Restricted shares were not considered probable of vesting before or after either modification, the Company will use the respective modification date fair value to record compensation expense related to these shares if the performance conditions become probable within a future reporting period. The impact of this modification reduced the fair value of the respective shares by approximately $1,650 and $3,230 for the Pre-IPO Incentive Plan 2.25x and 2.75x Performance Restricted shares, respectively. Unrecognized compensation expense as of December 31, 2014, was approximately $26,085 and $15,350 for the Pre-IPO Incentive Plan 2.25x and 2.75x Performance Restricted shares, respectively.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The activity related to the Pre-IPO Incentive Plan 2.25x Performance Restricted shares for the year ended December 31, 2014, is as follows:

	Shares		Weighted Average Grant Date Fair Value per Share
Pre-IPO Incentive Plan 2.25x Performance Restricted shares:	(not in thousands	)
Outstanding at December 31, 2013	1,308,752		$21.49
Granted	—		—
Vested	—		—
Forfeited	(18,217)		$21.49

Outstanding at December 31, 2014	1,290,535		$20.21

There were no Pre-IPO Incentive Plan 2.25x PVUs or Performance Restricted shares granted in the years ended December 31, 2014 or 2013. The weighted average grant date fair value of the Pre-IPO Incentive Plan 2.25x PVUs granted during the year ended December 31, 2012 was $15.66 per share. There were no Pre-IPO Incentive Plan 2.25x PVUs or Performance Restricted shares which vested in the years ended December 31, 2014, 2013 and 2012.

The activity related to the Pre-IPO Incentive Plan 2.75x Performance Restricted shares for the year ended December 31, 2014, is as follows:

	Shares		Weighted Average Grant Date Fair Value per Share
Pre-IPO Incentive Plan 2.75x Performance Restricted shares:	(not in thousands	)
Outstanding at December 31, 2013	1,308,752		$14.40
Granted	—		—
Vested	—		—
Forfeited	(18,217)		$14.40

Outstanding at December 31, 2014	1,290,535		$11.89

There were no Pre-IPO Incentive Plan 2.75x PVUs or Performance Restricted shares granted in the years ended December 31, 2014 or 2013. The weighted average grant date fair value of the Pre-IPO Incentive Plan 2.75x PVUs granted during the year ended December 31, 2012 was $10.52 per share. There were no Pre-IPO Incentive Plan 2.75x PVUs or Performance Restricted shares which vested in the years ended December 31, 2014, 2013 and 2012.

Pre-IPO Incentive Plan Fair Value Assumptions

The fair value of each Pre-IPO Incentive Plan Employee Unit originally granted prior to April 18, 2013 was estimated on the date of grant using a composite of the discounted cash flow model and the guideline public company approach to determine the underlying enterprise value. The discounted cash flow model was based upon significant inputs that are not observable in the market. Key assumptions included projected cash flows, a discount rate of 10.5%, and a terminal value. The guideline public company approach uses relevant public company valuation multiples to determine fair value. The value of the individual equity tranches was allocated based upon the Option-Pricing Method model. Significant assumptions included a holding period of 2.6 to 3.6 years, a risk free rate of 0.33% to 1.22%, volatility of approximately 49% to 57%, a discount for lack of

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

marketability, depending upon the units, from 31% to 53% and a 0% dividend yield. Volatility for SEA’s stock at the date of grant was estimated using the average volatility calculated for a peer group, which is based upon daily price observations over the estimated term of units granted.

In order to calculate the incremental fair value when the unvested Employee Units were surrendered for unvested restricted shares on April 18, 2013, the Option-Pricing Method model was used to estimate the fair value prior to the modification. For the fair value after the modification, the initial public offering price of $27.00 per share was used to calculate the fair value of the TVUs while the fair value of the PVUs was estimated using an asset-or-nothing call option approach. Significant assumptions used in both the Option-Pricing Method model and the asset-or-nothing call option approach included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 37.6% based on re-levered historical and implied equity volatility of comparable companies and a 0% dividend yield.

In order to calculate the modification date fair value in December 2014, for certain Performance Restricted shares, the asset-or-nothing call option approach was used. Significant assumptions included a holding period of approximately 1.5 years from the date of modification, a risk free rate of 0.38%, a volatility of approximately 45.4% based on re-levered historical and implied equity volatility of comparable companies and a 0% dividend yield.

Omnibus Incentive Plan

The Company reserved 15,000,000 shares of common stock for future issuance under the Company’s 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Incentive Plan is administered by the compensation committee of the Board of Directors, and provides that the Company may grant equity incentive awards to eligible employees, directors, consultants or advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards. If an award under the Omnibus Incentive Plan terminates, lapses, or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan.

During the year ended December 31, 2014, the Company granted 33,273 time vesting restricted shares (“Omnibus Plan Time Restricted shares”) under the Omnibus Incentive Plan primarily to certain Board of Director members. These shares generally vest ratably over a three year term.

On April 19, 2013, 494,557 shares of restricted stock were granted to the Company’s directors, officers and employees under the Omnibus Incentive Plan (the “2013 Grant”). The shares granted were in the form of Omnibus Plan Time Restricted shares, 2.25x performance restricted shares (“Omnibus Plan 2.25x Performance Restricted shares”) and 2.75x performance restricted shares (“Omnibus Plan 2.75x Performance Restricted shares”). The vesting terms and conditions of the 2013 Grant were substantially the same as those of the previous Incentive Plan (see the previous section under the caption Pre-IPO Incentive Plan 2.25x and 2.75x PVUs and Performance Restricted Awards). After an initial 180 day post initial public offering lock up period, the vesting schedule from the Pre-IPO Incentive Plan carried over so that each recipient vested in the 2013 Grant in the same proportion as they were vested in the previous Pre-IPO Incentive Plan. The remaining unvested shares vest over the remaining service period, subject to substantially the same vesting conditions which carried over from the previous Pre-IPO Incentive Plan.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The activity related to the Omnibus Plan Time Restricted shares for the year ended December 31, 2014, is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Term
Omnibus Plan Time Restricted shares:	(not in thousands )
Outstanding at December 31, 2013	59,160	$33.35
Granted	33,273	$24.59
Vested	(41,519)	$33.58
Forfeited	(442)	$32.88

Outstanding at December 31, 2014	50,472	$27.40	17 months

The weighted average grant date fair value of the Omnibus Plan Time Restricted shares granted during the years ended December 31, 2014 and 2013 was $24.59 and $33.45 per share, respectively. The total fair value of Omnibus Plan Time Restricted shares which vested during the years ended December 31, 2014 and 2013 was approximately $1,390 and $3,770, respectively. There were no Omnibus Plan Time Restricted shares which were granted or vested in the year ended December 31, 2012.

The activity related to the Omnibus Plan 2.25x Performance Restricted shares for the year ended December 31, 2014, is as follows:

	Shares		Weighted Average Grant Date Fair Value per Share
Omnibus Plan 2.25x Performance Restricted shares:	(not in thousands	)
Outstanding at December 31, 2013	163,310		$30.46
Granted	—		—
Vested	—		—
Forfeited	(2,392)		$30.46

Outstanding at December 31, 2014	160,918		$26.96

There were no Omnibus Plan 2.25x Performance Restricted shares granted in the years ended December 31, 2014 or 2012. The weighted average grant date fair value of the Omnibus Plan 2.25x Performance Restricted shares granted during the year ended December 31, 2013 was $30.46 per share. There were no Omnibus Plan 2.25x Performance Restricted shares which vested in the years ended December 31, 2014, 2013 and 2012.

The activity related to the Omnibus Plan 2.75x Performance Restricted shares for the year ended December 31, 2014, is as follows:

	Shares		Weighted Average Grant Date Fair Value per Share
Omnibus Plan 2.75x Performance Restricted shares:	(not in thousands	)
Outstanding at December 31, 2013	163,310		$23.05
Granted	—		—
Vested	—		—
Forfeited	(2,392)		$23.05

Outstanding at December 31, 2014	160,918		$18.32

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

There were no Omnibus Plan 2.75x Performance Restricted shares granted in the years ended December 31, 2014 or 2012. The weighted average grant date fair value of the Omnibus Plan 2.75x Performance Restricted shares granted during the year ended December 31, 2013 was $23.05 per share. There were no Omnibus Plan 2.75x Performance Restricted shares which vested in the years ended December 31, 2014, 2013 and 2012.

Approximately $1,394 and $4,088 of compensation expense was recognized in the years ended December 31, 2014 and 2013, respectively, related to grants under the Omnibus Incentive Plan. As of December 31, 2014, unrecognized compensation expense related to the Omnibus Plan Time Restricted shares was approximately $1,060 to be recognized over the remaining requisite service period.

Additionally, in December 2014, conditions for eligibility on approximately 77,000 Omnibus Plan Performance Restricted shares were modified to allow those participants holding such awards who were separating from the Company to vest in their respective awards if the performance conditions are achieved after their employment ends with the Company, subject to their continued compliance with applicable post-termination restrictive covenants (see Note 4–Restructuring Program and Separation Costs). There is no compensation expense recorded related to the Omnibus Plan 2.25x and 2.75x Performance Restricted shares until their vesting is probable. The impact of the modification reduced the fair value of the respective awards by approximately $560 and $760 for the Omnibus Plan 2.25x and 2.75x Performance Restricted shares, respectively. Total unrecognized compensation expense as of December 31, 2014 was approximately $4,339 and $2,948 for the Omnibus Plan 2.25x and 2.75x Performance Restricted shares, respectively.

Omnibus Incentive Plan Fair Value Assumptions

For Omnibus Plan Time Restricted Shares, the grant date fair value is determined based on the closing market price of the Company’s stock at the date of grant applied to the total number of shares that are anticipated to fully vest. The grant date fair value of the Omnibus Plan 2.25x and 2.75x Performance Restricted shares was measured using the asset-or-nothing option pricing model. Significant assumptions included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 33.2% based on re-levered historical and implied equity volatility of comparable companies and a 0% dividend yield.

In order to calculate the modification date fair value in December 2014 for certain Performance Restricted shares which were modified, the asset-or-nothing call option approach was used. Significant assumptions included a holding period of approximately 1.5 years from the date of modification, a risk free rate of 0.38%, a volatility of approximately 45.4% based on re-levered historical and implied equity volatility of comparable companies and a 0% dividend yield.

Other

Based on cash proceeds previously received by certain investment funds affiliated with Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock in December 2013 and April 2014, the Company’s repurchase of shares directly from such funds and the cumulative dividends paid by the Company through January 31, 2015, if such funds receive additional future cash proceeds of approximately $14,000, and other vesting conditions are satisfied, the Pre-IPO Incentive Plan 2.25x Performance Restricted shares and Omnibus Plan 2.25x Performance Restricted shares will vest. Similarly, if such funds receive additional future cash proceeds of approximately $441,000, and other vesting conditions are satisfied, the Pre-IPO Incentive Plan 2.75x Performance Restricted shares and the Omnibus Plan 2.75x Performance Restricted

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

shares will vest. As receipt of these future cash proceeds will be primarily related to liquidity events, such as secondary offerings of stock, the shares are not considered to be probable of vesting until such events are consummated.

For the year ended December 31, 2014, the Company withheld an aggregate of 8,936 shares of its common stock from employees to satisfy minimum tax withholding obligations related to the vesting of restricted stock awards. As a result, these shares were added back to the number of shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan. As of December 31, 2014, there were 14,511,216 shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan.

Subsequent Grants

On January 15, 2015, the Company granted 100,000 Omnibus Plan Time Restricted shares to its Interim Chief Executive Officer (the “Interim CEO”) in accordance with his appointment to such role (see further discussion in Note 4–Restructuring Program and Separation Costs). The shares had a grant date fair value per share of $16.50 and will vest on the earlier of the start date of a new Chief Executive Officer or June 30, 2015. Also on January 15, 2015, the Company granted 7,272 Omnibus Plan Time Restricted shares to a new Board member in accordance with the Company’s Outside Director Compensation Policy. These shares had a grant date fair value per share of $16.50 and vest ratably over a three year term.

19. STOCKHOLDERS’ EQUITY

As of December 31, 2014, 90,191,100 shares of common stock were issued on the accompanying consolidated balance sheet, which excludes 3,067,451 unvested shares of common stock held by certain participants in the Company’s equity compensation plan (see Note 18–Equity-Based Compensation) and includes 4,105,970 shares of treasury stock held by the Company (see Secondary Offerings and Concurrent Share Repurchases and Share Repurchase Program discussion which follows).

Stock Split

On April 7, 2013, the Board authorized an eight-for-one split of the Company’s common stock, which was effective on April 8, 2013. The Company retained the current par value of $0.01 per share for all shares of common stock after the stock split, and accordingly, stockholders’ equity on the accompanying consolidated balance sheets and the consolidated statements of changes in stockholders’ equity reflects the stock split. The Company’s historical share and per share information has been retroactively adjusted to give effect to this stock split.

Contemporaneously with the stock split, the Board approved an increase in the number of authorized shares of common stock to 1 billion shares. Additionally, in connection with the consummation of the initial public offering, the Board authorized 100,000,000 shares of preferred stock at a par value of $0.01 per share.

Initial Public Offering and Use of Proceeds

On April 24, 2013, the Company completed an initial public offering of its common stock in which it offered and sold 10,000,000 shares of common stock and the selling stockholders offered and sold 19,900,000 shares of common stock including 3,900,000 shares of common stock pursuant to the exercise in full of the underwriters’ over-allotment option. The common stock is listed on the New York Stock Exchange under the symbol “SEAS”.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s shares of common stock were sold at an initial public offering price of $27.00 per share, which generated net proceeds of approximately $245,400 to the Company after deducting underwriting discounts and commissions, expenses and transaction costs. The Company did not receive any proceeds from shares sold by the selling stockholders. The Company used a portion of the net proceeds received in the offering to redeem (1) $140,000 in aggregate principal amount of its Senior Notes at a redemption price of 111.0% plus accrued and unpaid interest thereon and (2) to repay $37,000 of the outstanding indebtedness under the then existing Term B Loan. In addition, the Company used approximately $46,300 of the net proceeds received from the offering to make a one-time payment to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement (see Note 16–Related-Party Transactions).

Secondary Offerings and Concurrent Share Repurchases

On December 17, 2013, the selling stockholders completed an underwritten secondary offering of 18,000,000 shares of common stock. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. The Company incurred fees and expenses of $1,407 in connection with this secondary offering which is shown as secondary offering expenses on the consolidated statement of comprehensive income for the year ended December 31, 2013.

On April 9, 2014, the selling stockholders completed an underwritten secondary offering of 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. In the year ended December 31, 2014, the Company incurred fees and expenses of $747 in connection with this secondary offering which is shown as secondary offering expenses on the accompanying consolidated statement of comprehensive income.

Concurrently with the closing of the secondary offerings in December 2013 and April 2014, the Company repurchased 1,500,000 and 1,750,000 shares, respectively, of its common stock directly from the selling stockholders in private, non-underwritten transactions at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the respective secondary offerings.

Share Repurchase Program

On August 12, 2014, the Board authorized the repurchase of up to $250,000 of the Company’s common stock beginning on January 1, 2015 (the “Share Repurchase Program”). On December 16, 2014, the Board approved an amendment to the Share Repurchase Program to change the start date of such program from January 1, 2015 to December 17, 2014 and to authorize the repurchase of up to $15,000 of the Company’s common stock during the remainder of calendar year 2014. The other features of the Share Repurchase Program remained unchanged including the total amount authorized and available under the program of $250,000. Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

Pursuant to the Share Repurchase Program, during the fourth quarter of 2014, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act and repurchased a total of 855,970 shares of common stock

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

at an average price of $17.50 per share and a total cost of approximately $15,000, leaving $235,000 available for future repurchases under the Share Repurchase Program.

All of the repurchased shares from the Share Repurchase Program and the shares repurchased directly from the selling stockholders during the December 2013 and April 2014 secondary offerings were recorded as treasury stock at a total cost of $109,871 and $44,163 as of December 31, 2014 and 2013, respectively, and are reflected as a reduction to stockholders’ equity on the accompanying consolidated balance sheets and consolidated statement of changes in stockholders’ equity.

Dividends

In 2013, the Board adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. The payment and timing of cash dividends is within the discretion of the Board and depends on many factors, including, but not limited to, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in its debt agreements and in any preferred stock, business prospects and other factors that the Board may deem relevant.

During the years ended December 31, 2014 and 2013, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
June 20, 2013	July 1, 2013	$0.20
September 20, 2013	October 1, 2013	$0.20
December 20, 2013	January 3, 2014	$0.20
March 20, 2014	April 1, 2014	$0.20
June 20, 2014	July 1, 2014	$0.21
September 29, 2014	October 6, 2014	$0.21

On January 5, 2015, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 13, 2015, which was paid on January 22, 2015.

As the Company had an accumulated deficit at the time the June 20, 2013, March 20, 2014 and June 20, 2014 dividends were declared, these dividends were accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying consolidated statements of changes in stockholders’ equity.

Dividends paid to common stockholders were $72,113, $36,175 and $502,977 in the years ended December 31, 2014, 2013 and 2012, respectively. For tax purposes, a portion of the 2014 dividends will be treated as a return of capital to stockholders. Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

In March 2012, the Company declared a $500,000 cash dividend to its common stockholders, which at that time consisted of entities controlled by certain affiliates of Blackstone. This dividend was considered a return of capital for both accounting and tax purposes.

Dividends on the Pre-IPO Incentive Plan and Omnibus Plan 2.25x and 2.75x Performance Restricted shares (collectively the “Performance Restricted shares”), were approximately $1,770 for each tranche and will accumulate and be paid only if and to the extent the Performance Restricted shares vest in accordance with their terms. The Company has not recorded a payable related to these dividends as the vesting of the Performance Restricted shares is not probable.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20. ACQUISITIONS

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

21. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company has revised its previously issued financial statements contained in this Annual Report on Form 10-K to correct the effect of immaterial errors for previously issued periods. See Note 11–Long-Term Debt for further details and a reconciliation of the impact of immaterial prior year corrections on the unaudited summary quarterly financial data.

Unaudited summary quarterly financial data for the years ended December 31, 2014 and 2013 was as follows:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
	(Unaudited)
Total revenues	$212,290	$405,151	$495,834	$264,537

Operating (loss) income	$(59,408)	$80,587	$161,915	$(22,497)

Net (loss) income	$(49,217)	$37,406	$87,176	$(25,446)

(Loss) earnings per share:
Net (loss) income per share, basic	$(0.56)	$0.43	$1.01	$(0.29)

Net (loss) income per share, diluted	$(0.56)	$0.43	$1.00	$(0.29)

	2013
	First Quarter	Second Quarter (b)	Third Quarter	Fourth Quarter
	(Unaudited)
Total revenues	$238,610	$411,292	$538,389	$271,959

Operating (loss) income	$(35,873)	$27,647	$205,594	$505

Net (loss) income	$(39,951)	$(15,900)	$120,740	$(12,969)

(Loss) earnings per share:
Net (loss) income per share, basic	$(0.48)	$(0.18)	$1.35	$(0.14)

Net (loss) income per share, diluted	$(0.48)	$(0.18)	$1.34	$(0.14)

(a)	During the fourth quarter of 2014, the Company recorded $10,371 in restructuring and other related costs incurred in connection with the restructuring program which the Company implemented in December 2014. Also during the fourth quarter of 2014, the Company recorded $2,574 in separation costs representing costs incurred pursuant to the previously announced separation of the Company’s Chief Executive Officer and President on January 15, 2015.
(b)	During the second quarter of 2013, the Company recorded $50,072 in fees related to the termination of the 2009 Advisory Agreement and $29,858 related to a loss on early extinguishment of debt and write-off of discounts and deferred financing costs.

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

Schedule I-Registrant’s Condensed Financial Statements

SEAWORLD ENTERTAINMENT, INC.

PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current Assets:
Cash	$5,858	$172
Due from wholly owned subsidiary	—	17,767

Total current assets	5,858	17,939
Investment in wholly owned subsidiary	580,018	648,016

Total assets	$585,876	$665,955

Liabilities and Stockholders’ Equity
Current Liabilities:
Dividends payable	$172	$17,939
Other accrued expenses	5,686	—

Total current liabilities	5,858	17,939

Total liabilities	5,858	17,939

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 90,191,100 shares issued at December 31, 2014 and 89,900,453 shares issued at December 31, 2013	902	899
Additional paid-in capital	655,471	689,394
Retained earnings	33,516	1,886
Treasury stock, at cost (4,105,970 shares at December 31, 2014 and 1,500,000 shares at December 31, 2013)	(109,871)	(44,163)

Total stockholders’ equity	580,018	648,016

Total liabilities and stockholders’ equity	$585,876	$665,955

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Equity in net income of subsidiary	$49,919	$51,920	$74,221

Net income	$49,919	$51,920	$74,221

Other comprehensive income	—	—	—

Comprehensive income	$49,919	$51,920	$74,221

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$49,919	$51,920	$74,221
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(49,919)	(51,920)	(74,221)
Dividend received from subsidiary-return on capital	36,056	18,072	—

Net cash provided by operating activities	36,056	18,072	—

Cash Flows From Investing Activities:
Capital contributed to subsidiary	—	(249,106)	—
Restricted payment from subsidiary	65,708	44,163	—
Dividend received from subsidiary-return of capital	36,056	18,072	500,000

Net cash provided by (used in) investing activities	101,764	(186,871)	500,000

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of underwriter commissions	—	253,800	—
Purchase of treasury stock	(60,058)	(44,163)	—
Dividend paid to common stockholders	(72,113)	(36,175)	(502,977)
Offering costs	—	(4,694)	—
Payment of tax withholdings on equity-based compensation	37	—	—

Net cash (used in) provided by financing activities	(132,134)	168,768	(502,977)

Change in Cash and Cash Equivalents	5,686	(31)	(2,977)
Cash and Cash Equivalents — Beginning of year	172	203	3,180

Cash and Cash Equivalents — End of year	$5,858	$172	$203

Supplemental Disclosures of Noncash Financing Activities
Dividends declared, but unpaid	$172	$17,939	$203

Treasury stock purchases settled in January 2015	$5,650	$—	$—

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF SEAWORLD ENTERTAINMENT, INC.

SeaWorld Entertainment, Inc. (the “Parent”) was incorporated in Delaware on October 2, 2009. At that time, the Parent was owned by ten limited partnerships (the “Partnerships” or the “selling stockholders”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors. The Parent has no operations or significant assets or liabilities other than its investment in SeaWorld Parks & Entertainment, Inc. (“SEA”), which owns and operates eleven theme parks within the United States. Accordingly, the Parent is dependent upon distributions from SEA to fund its obligations. However, under the terms of SEA’s various debt agreements, SEA’s ability to pay dividends or lend to the Parent is restricted, except that SEA may pay specified amounts to the Parent to fund the payment of the Parent’s tax obligations.

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

Certain prior year amounts have been revised to correct the effect of immaterial errors on certain debt transactions in 2011, 2012 and 2013 incurred by SEA. See further discussion in the Revision of Previously Issued Financial Statements section of Note 11–Long-Term Debt of the accompanying consolidated financial statements.

3. GUARANTEES

On December 1, 2009, SEA entered into senior secured credit facilities (the “Senior Secured Credit Facilities”) and issued senior notes (the “Senior Notes”). The Senior Secured Credit Facilities were amended effective on February 17, 2011, April 15, 2011, March 30, 2012, April 24, 2013, May 14, 2013 and August 9, 2013. See further discussion in Note 11–Long-Term Debt of the accompanying consolidated financial statements.

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

4. DIVIDENDS FROM SUBSIDIARIES

In June 2013, SEA’s Board of Directors (the “Board”) adopted a policy to pay a regular quarterly cash dividend to the Parent (defined as a restricted payment in the Senior Secured Credit Facilities). As a result, SEA paid a cash dividend to the Parent of $17,766, $18,290 and $18,290 on April 1, July 1 and October 6, 2014 related to

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2014 declarations and SEA paid a cash dividend to the Parent of $18,072, $18,072 and $17,767 on July 1, 2013, October 1, 2013 and January 3, 2014, respectively, related to 2013 declarations. As SEA had an accumulated deficit at the time the April 1, 2014, July 1, 2014 and July 1, 2013 dividends were declared to the Parent, these dividends were accounted for as a return of capital by the Parent. The remaining dividends from SEA have been reflected as a return on capital in the accompanying condensed financial statements.

Also in June 2013, the Parent’s Board adopted a policy to pay a regular quarterly dividend (defined as a restricted payment in the Senior Secured Credit Facilities). The payment of cash dividends is within the discretion of the Board and depends on many factors, including, but not limited to, SEA’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in its debt agreements and in any preferred stock, business prospects and other factors that the Board may deem relevant.

During the years ended December 31, 2014 and 2013, the Parent’s Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
June 20, 2013	July 1, 2013	$0.20
September 20, 2013	October 1, 2013	$0.20
December 20, 2013	January 3, 2014	$0.20
March 20, 2014	April 1, 2014	$0.20
June 20, 2014	July 1, 2014	$0.21
September 29, 2014	October 6, 2014	$0.21

As of December 31, 2014, the Parent had $172 of cash dividends payable included in dividends payable in the accompanying condensed balance sheet. See Note 19–Stockholders’ Equity of the accompanying consolidated financial statements for further discussion.

On January 5, 2015, SEA’s Board declared a cash dividend of up to $18,112 to the Parent, which was paid on January 22, 2015. Additionally, the Parent’s Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 13, 2015, which was paid on January 22, 2015.

The Parent received dividends in the amount of $500,000 from SEA on March 30, 2012 which have been reflected as a return of capital in the accompanying condensed financial statements. On that same date, the Parent declared dividends (defined as a restricted payment in the Senior Secured Credit Facilities) of $500,000 to the Partnerships. This dividend has also been reflected as a return of capital in the accompanying condensed financial statements.

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

Omnibus Incentive Plan

The Parent reserved 15,000,000 shares of common stock for future issuance under the 2013 Omnibus Incentive Plan (“Omnibus Incentive Plan”). The Omnibus Incentive Plan is administered by the compensation committee of the Parent’s Board, and provides that the Parent may grant equity incentive awards to eligible employees, directors, consultants or advisors of the Parent or its subsidiary, SEA, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards. If an award under the Omnibus Incentive Plan terminates, lapses, or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan. See further discussion in Note 18–Equity-Based Compensation of the accompanying consolidated financial statements.

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

Concurrently with the closing of the secondary offering in December 2013 and April 2014, the Parent repurchased 1,500,000 and 1,750,000 shares, respectively, of its common stock directly from the selling stockholders in private, non-underwritten transactions at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the respective secondary offerings.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Share Repurchase Program

On August 12, 2014, the Parent’s Board authorized the repurchase of up to $250,000 of the Company’s common stock beginning on January 1, 2015 (the “Share Repurchase Program”). On December 16, 2014, the Board approved an amendment to the Share Repurchase Program to change the start date of such program from January 1, 2015 to December 17, 2014 and to authorize the repurchase of up to $15,000 of the Company’s common stock during the remainder of calendar year 2014. The other features of the Share Repurchase Program remained unchanged including the total amount authorized and available under the program of $250,000. Under the Share Repurchase Program, the Parent is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

As a result of the Share Repurchase Program, during the fourth quarter of 2014, the Parent entered into a written trading plan under Rule 10b5-1 of the Exchange Act and repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15,000, leaving $235,000 available for future repurchases under the Share Repurchase Program. As of December 31, 2014, $5,650 related to certain shares of common stock repurchased in 2014 is included in other accrued expenses on the accompanying parent company only condensed balance sheet and was paid in January 2015.

All of the repurchased shares from the Share Repurchase Program and the shares repurchased directly from the selling stockholders during December 2013 and April 2014 were recorded as treasury stock at a total cost of $109,871 and $44,163 as of December 31, 2014 and 2013, respectively, and are reflected as a reduction to stockholders’ equity on the accompanying condensed balance sheets. SEA transferred $65,708 and $44,163 during the years ended December 31, 2014 and 2013, respectively, as restricted payments to the Parent for the payment of the repurchased shares.