Form 10-Q
period 2015-03-31
SeaWorld Entertainment, Inc.
filed 2015-05-08
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The registrant had outstanding 90,369,653 shares of Common Stock, par value $0.01 per share as of May 4, 2015.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”), and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, including the following:

•	a decline in discretionary consumer spending or consumer confidence;

•	various factors beyond our control adversely affecting attendance and guest spending at our theme parks;

•	changes in federal and state regulations governing the treatment of animals and claims and lawsuits by activist groups;

•	incidents or adverse publicity concerning our theme parks;

•	inability to protect our intellectual property or the infringement on intellectual property rights of others;

•	featuring animals at our theme parks;

•	the loss of licenses and permits required to exhibit animals;

•	significant portion of revenues generated in the States of Florida, California and Virginia and the Orlando market;

•	inability to compete effectively;

•	loss of key personnel;

•	increased labor costs and employee health and welfare benefits;

•	unionization activities or labor disputes;

•	inability to meet workforce needs;

•	inability to fund theme park capital expenditures;

•	high fixed cost structure of theme park operations;

•	inability to maintain certain commercial licenses;

•	changing consumer tastes and preferences;

•	restrictions in our debt agreements limiting flexibility in operating our business;

•	our substantial leverage;

•	seasonal fluctuations;

•	inability to realize the benefits of acquisitions or other strategic initiatives;

•	adverse litigation judgments or settlements;

•	inadequate insurance coverage;

•	inability to purchase or contract with third-party manufacturers for rides and attractions;

•	environmental regulations, expenditures and liabilities;

•	cyber security risks;

•	suspension or termination of any of our business licenses;

•	our limited operating history as a stand-alone company; and

•	the ability of affiliates of The Blackstone Group L.P to significantly influence our decisions.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that: (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$43,369	$43,906
Accounts receivable, net	38,510	37,002
Inventories	37,877	33,134
Prepaid expenses and other current assets	23,387	20,894
Deferred tax assets, net	7,268	7,268

Total current assets	150,411	142,204
Property and equipment, at cost	2,647,172	2,612,052
Accumulated depreciation	(907,175)	(867,421)

Property and equipment, net	1,739,997	1,744,631
Goodwill	335,610	335,610
Trade names/trademarks, net	163,822	164,188
Other intangible assets, net	23,696	24,525
Other assets	30,327	31,316

Total assets	$2,443,863	$2,442,474

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$96,005	$88,279
Current maturities on long-term debt	44,050	14,050
Accrued salaries, wages and benefits	15,720	19,068
Deferred revenue	130,584	79,367
Dividends payable	18,373	172
Other accrued expenses	23,927	20,149

Total current liabilities	328,659	221,085
Long-term debt	1,586,435	1,589,403
Deferred tax liabilities, net	4,173	31,760
Other liabilities	23,983	20,691

Total liabilities	1,943,250	1,862,939

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 90,204,351 shares issued at March 31, 2015 and 90,191,100 shares issued at December 31, 2014	902	902
Additional paid-in capital	639,114	655,471
Accumulated other comprehensive loss	(1,356)	(483)
(Accumulated deficit) retained earnings	(28,176)	33,516
Treasury stock, at cost (4,105,970 shares at March 31, 2015 and December 31, 2014)	(109,871)	(109,871)

Total stockholders’ equity	500,613	579,535

Total liabilities and stockholders’ equity	$2,443,863	$2,442,474

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Net revenues:
Admissions	$136,840	$137,386
Food, merchandise and other	77,752	74,904

Total revenues	214,592	212,290

Costs and expenses:
Cost of food, merchandise and other revenues	15,903	16,760
Operating expenses (exclusive of depreciation and amortization shown separately below)	153,811	167,912
Selling, general and administrative	51,078	45,076
Restructuring and other related costs	145	—
Secondary offering costs	—	674
Depreciation and amortization	43,854	41,276

Total costs and expenses	264,791	271,698

Operating loss	(50,199)	(59,408)
Other expense, net	261	17
Interest expense	20,178	19,704

Loss before income taxes	(70,638)	(79,129)
Benefit from income taxes	(27,040)	(29,912)

Net loss	$(43,598)	$(49,217)

Other comprehensive loss:
Unrealized loss on derivatives, net of tax	(873)	(208)

Comprehensive loss	$(44,471)	$(49,425)

Loss per share:
Net loss per share, basic	$(0.51)	$(0.56)

Net loss per share, diluted	$(0.51)	$(0.56)

Weighted average common shares outstanding:
Basic	86,097	88,415

Diluted	86,097	88,415

Cash dividends declared per share:
Cash dividends declared per share	$0.42	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(In thousands, except share and per share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at December 31, 2014	90,191,100	$902	$655,471	$33,516	$(483)	$(109,871)	$579,535
Equity-based compensation	—	—	1,853	—	—	—	1,853
Unrealized loss on derivatives, net of tax benefit of $546	—	—	—	—	(873)	—	(873)
Vesting of restricted shares	13,547	—	—	—	—	—	—
Shares withheld for tax withholdings	(296)	—	(5)	—	—	—	(5)
Cash dividends declared to stockholders ($0.42 per share)	—	—	(18,205)	(18,094)	—	—	(36,299)
Net loss	—	—	—	(43,598)	—	—	(43,598)

Balance at March 31, 2015	90,204,351	$902	$639,114	$(28,176)	$(1,356)	$(109,871)	$500,613

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(43,598)	$(49,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,854	41,276
Amortization of debt issuance costs and discounts	2,328	2,359
Loss on sale or disposal of assets	624	908
Loss on derivatives	286	—
Deferred income tax benefit	(27,040)	(32,644)
Equity-based compensation	1,853	762
Changes in assets and liabilities:
Accounts receivable	(1,892)	3,231
Inventories	(4,743)	(5,579)
Prepaid expenses and other current assets	(2,213)	(3,417)
Accounts payable	9,019	10,636
Accrued salaries, wages and benefits	(3,348)	(7,532)
Deferred revenue	52,401	41,293
Other accrued expenses	10,113	10,034
Other assets and liabilities	38	901

Net cash provided by operating activities	37,682	13,011

Cash Flows From Investing Activities:
Capital expenditures	(40,673)	(46,827)
Change in restricted cash	(280)	(504)

Net cash used in investing activities	(40,953)	(47,331)

Cash Flows From Financing Activities:
Repayment of long-term debt	(3,513)	(3,512)
Proceeds from draw on revolving credit facility	45,000	—
Repayment of revolving credit facility	(15,000)	—
Dividends paid to stockholders	(18,098)	(17,691)
Purchase of treasury stock	(5,650)	—
Payment of tax withholdings on equity-based compensation through shares withheld	(5)	(78)

Net cash provided by (used in) financing activities	2,734	(21,281)

Change in Cash and Cash Equivalents	(537)	(55,601)
Cash and Cash Equivalents—Beginning of period	43,906	116,841

Cash and Cash Equivalents—End of period	$43,369	$61,240

Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$24,437	$31,506

Dividends declared, but unpaid	$18,373	$18,015

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates eleven theme parks within the United States. Prior to December 1, 2009, the Company did not have any operations. Prior to its initial public offering in April 2013, the Company was owned by ten limited partnerships (the “Partnerships” or the “selling stockholders”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2015 or any future period due to the seasonal nature of the Company’s operations. Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because six of its theme parks are only open for a portion of the year.

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

Revision of Previously Issued Financial Statements

In the third quarter of 2014, the Company conducted an internal review of its application of the guidance in Accounting Standards Codification (“ASC”) 470-50, Debt-Modifications and Extinguishments, to its accounting for certain debt transactions in 2013, 2012 and 2011. As a result of this review and analysis, the Company determined that it had incorrectly applied the accounting guidance in ASC 470-50 and inappropriately accounted for certain fees as a result of modifications and prepayments in certain years. In accordance with ASC 250 (SEC Staff Accounting Bulletin 99, Assessing Materiality), the Company concluded that the correction of the errors was not material to any of its previously issued annual or interim financial statements. The Company has revised its previously issued financial statements contained in this Quarterly Report on Form 10-Q to correct the effect of these immaterial errors for the corresponding periods. See Note 6—Long-Term Debt for the impact of revisions on previously issued periods contained within this Quarterly Report on Form 10-Q.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The ASU requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The ASU will impact the Company’s classification of deferred financing costs as the Company currently records these costs in other assets, see Note 6—Long-Term Debt for further details. The Company is evaluating the impact of this ASU on its consolidated financial statements and has not yet determined if it will early adopt the ASU.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU provides explicit guidance on the treatment of awards with performance targets that could be achieved after the requisite service period. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with earlier adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

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

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	Three Months Ended March 31,
	2015			2014
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic earnings per share	$(43,598)	86,097	$(0.51)	$(49,217)	88,415	$(0.56)
Effect of dilutive incentive-based awards		—			—

Diluted earnings per share	$(43,598)	86,097	$(0.51)	$(49,217)	88,415	$(0.56)

In accordance with the Earnings Per Share Topic of the ASC, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock). The shares of unvested restricted stock are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest. Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period, if any, that are held as treasury stock are excluded from common stock outstanding.

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. During the three months ended March 31, 2015 and 2014, the Company excluded potentially dilutive shares of approximately 615,000 and 337,000, respectively, from the calculation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in those periods.

The Company’s outstanding performance share awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share as the performance criteria has not been met as of the end of the reporting period. See further discussion in Note 11—Equity-Based Compensation.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended March 31, 2015 was 38.3% and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items. The Company’s consolidated effective tax rate for the three months ended March 31, 2014 was 37.8% and differs from the statutory federal income tax rate primarily due to state income taxes.

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

5. OTHER ACCRUED EXPENSES

Other accrued expenses at March 31, 2015 and December 31, 2014, consisted of the following:

	March 31, 2015	December 31, 2014
Accrued property taxes	$5,103	$2,039
Accrued interest	9,776	2,604
Self-insurance reserve	7,022	7,800
Other	2,026	7,706

Total other accrued expenses	$23,927	$20,149

6. LONG-TERM DEBT

Long-term debt as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Term B-2 Loans	$1,348,925	$1,352,438
Revolving credit agreement	30,000	—
Senior Notes	260,000	260,000

Total long-term debt	1,638,925	1,612,438
Less discounts	(8,440)	(8,985)
Less current maturities	(44,050)	(14,050)

Total long-term debt, net of current maturities	$1,586,435	$1,589,403

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement dated as of December 1, 2009 (the “Senior Secured Credit Facilities”). Also on December 1, 2009, SEA issued $400,000 aggregate principal amount of unsecured senior notes due December 1, 2016 (the “Senior Notes”).

Deferred financing costs, net of accumulated amortization and amounts written-off for early extinguishment of debt, were $18,220 and $20,003 as of March 31, 2015 and December 31, 2014, respectively. Deferred financing costs are amortized to interest expense using the effective interest method over the term of the Senior Secured Credit Facilities or the Senior Notes and are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2015, the Company was in compliance with all covenants in the provisions contained in the documents governing the Senior Secured Credit Facilities and in the indenture governing the Senior Notes.

Senior Secured Credit Facilities

As of March 31, 2015, the Senior Secured Credit Facilities consisted of a $1,348,925 senior secured term loan facility (the “Term B-2 Loans”), which will mature on May 14, 2020 and a $192,500 senior secured revolving credit facility (the “Revolving Credit

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Facility”), of which $30,000 was outstanding as of March 31, 2015 (at an interest rate of 2.64%). The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans. The outstanding balance under the Revolving Credit Facility is included in current maturities on long-term debt on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2015, due to the Company’s intent to repay the borrowings within the next twelve months.

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain total leverage ratio. At March 31, 2015, the Company selected the LIBOR rate (interest rate of 3.00% at March 31, 2015).

The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At March 31, 2015, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable margin of 2.50%.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

The Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on May 14, 2013, with the balance due on the final maturity date, of May 14, 2020. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

SEA is required to prepay the outstanding Term B-2 loans, subject to certain exceptions, with (i) 50% of SEA’s annual “excess cash flow” (with step-downs to 25% and 0%, as applicable, based upon achievement by SEA of a certain total net leverage ratio), subject to certain exceptions; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or other dispositions subject to reinvestment rights and certain exceptions; and (iii) 100% of the net cash proceeds of any incurrence of debt by SEA or any of its restricted subsidiaries, other than debt permitted to be incurred or issued under the Senior Secured Credit Facilities.

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. There were no mandatory prepayments during 2015 or 2014 since none of the events indicated above occurred.

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

As of March 31, 2015, the Company had approximately $18,000 of outstanding letters of credit and $30,000 outstanding under the Revolving Credit Facility, leaving approximately $144,500 available for borrowing.

Senior Notes

The Senior Notes accrued interest at a rate of 11.0% per annum. Interest was paid semi-annually in arrears. The obligations under the Senior Notes were guaranteed by the same entities as those that guarantee the Senior Secured Credit Facilities. The Senior Notes included a redemption provision permitting SEA to redeem the Senior Notes at 105.5% and 102.75% of the principal amount beginning on December 1, 2014 and 2015, respectively, plus accrued interest. Subsequent to March 31, 2015, the Senior Notes were redeemed in full. See the “Subsequent Borrowings-Term B-3 Loans” section which follows for further details.

Subsequent Borrowings—Term B-3 Loans

On March 30, 2015, SEA entered into an incremental term loan amendment, Amendment No. 7 (the “Incremental Amendment”) to its existing Senior Secured Credit Facilities. On April 7, 2015, SEA borrowed $280,000 of additional term loans (the “Term B-3 Loans”) pursuant to the Incremental Amendment. The proceeds, along with cash on hand, were used to redeem all of the outstanding principal of the Senior Notes at a redemption price of 105.5% plus accrued and unpaid interest and pay fees, costs and other expenses in connection with the Term B-3 Loans.

Borrowings of Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate”. The applicable margin for the Term B-3 Loans is 2.25%, in the case of base rate loans, and 3.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%.

The Term B-3 Loans contain identical mandatory and voluntary prepayments as those applicable to Term B-2 Loans. SEA may voluntarily repay outstanding loans at any time without premium or penalty, other than a prepayment premium on voluntary prepayments of Term B-3 Loans in connection with certain repricing transactions on or prior to the date that is six months after the effectiveness of the Incremental Amendment and customary “breakage” costs with respect to LIBOR loans.

All other terms of the Term B-3 Loans are substantially identical to the terms applicable to the Term B-2 Loans under the Senior Secured Credit Facilities.

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

The Senior Secured Credit Facilities permit restricted payments in an aggregate amount per annum not to exceed the greater of (1) 6% of initial public offering net proceeds received by SEA or (2) (a) $90,000, so long as, on a Pro Forma Basis (as defined in the Senior Secured Credit Facilities) after giving effect to the payment of any such restricted payment, the Total Leverage Ratio, (as defined in the Senior Secured Credit Facilities), is no greater than 5.00 to 1.00 and greater than 4.50 to 1.00, (b) $120,000, so long as, on a Pro Forma Basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.50 to 1.00 and greater than 4.00 to 1.00, (c) the greater of (A) $120,000 and (B) 7.5% of Market Capitalization (as defined in the Senior Secured Credit Facilities), so long as, on a Pro Forma Basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.00 to 1.00 and greater than 3.50 to 1.00 and (d) an unlimited amount, so long as, on a Pro Forma Basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 3.50 to 1.00.

As of March 31, 2015, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.18 to 1.00, which results in the Company having a $120,000 capacity for restricted payments in 2015. During the three months ended March 31, 2015, the Company has used approximately $36,300 of its available restricted payments capacity. As a result, the Company currently has the ability to declare dividends or make certain other restricted payments in an aggregate amount of up to approximately $83,700 for the remainder of calendar year 2015. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth above.

Revision of Previously Issued Financial Statements

The following table presents the impact of the corrections on previously issued periods included within this Quarterly Report on Form 10-Q (see the “Revision of Previously Issued Financial Statements” section of Note 1-Description of the Business and Basis of Presentation for further details):

	For the Three Months Ended March 31, 2014
	As Previously Reported	Adjustments	As Revised
Selected Statements of Comprehensive Loss Data:
Interest expense	$20,046	$(342)	$19,704

Loss before income taxes	$(79,471)	$342	$(79,129)

Benefit from income taxes	$(30,040)	$128	$(29,912)

Net loss	$(49,431)	$214	$(49,217)

Loss per share:
Net loss per share, basic	$(0.56)	$—	$(0.56)
Net loss per share, diluted	$(0.56)	$—	$(0.56)

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Interest Rate Swap Agreements

SEA has two interest rate swap agreements totaling $550,000. Each interest rate swap has a notional amount of $275,000; matures on September 30, 2016; requires the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; pays swap counterparties a variable rate of interest based upon the greater of 0.75% or three month BBA LIBOR; and has interest settlement dates occurring on the last day of December, March, June and September through maturity.

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

SEA designated the interest rate swap agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 7—Derivative Instruments and Hedging Activities which follows.

In April 2015, the Company executed a new interest rate swap agreement to effectively fix the interest rate on $250,000 of the Term B-3 Loans. The interest rate swap has an effective date of June 30, 2015, has a notional amount of $250,000 and is scheduled to mature on September 30, 2016.

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes and the interest rate swap agreements was $11,347 and $11,253 for the three months ended March 31, 2015 and 2014, respectively.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company does not speculate using derivative instruments and does not engage in derivative trading.

As of March 31, 2015 and December 31, 2014, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2015, the Company had three outstanding interest rate swaps with a combined notional value of $1,000,000 that were designated as cash flow hedges of interest rate risk. The effective portion of changes

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015, a loss of $286 related to the ineffective portion was recognized in other expense, net on the accompanying unaudited condensed consolidated statements of comprehensive loss. There was no ineffective portion during the three months ended March 31, 2014. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $2,916 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015		As of December 31, 2014
	Liabilities Derivatives		Liabilities Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$2,312	Other liabilities	$628

Total derivatives designated as hedging instruments		$2,312		$628

The unrealized loss on derivatives is recorded net of a tax benefit of $546 for the three months ended March 31, 2015, respectively, and is included within the unaudited condensed consolidated statements of changes in stockholders’ equity.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014
Derivatives in Cash Flow Hedging Relationships:
Loss related to effective portion of derivatives recognized in accumulated other comprehensive loss	$(2,149)	$(726)
Gain related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$730	$395
Loss related to ineffective portion of derivatives recognized in other expense, net	$(286)	$—

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

As of March 31, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2,372. As of March 31, 2015, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $2,372.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the three months ended March 31, 2015, net of tax:

(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss:
Balance at December 31, 2014	$(483)
Other comprehensive loss before reclassifications	(1,322)
Amounts reclassified from accumulated other comprehensive loss to interest expense	449

Unrealized loss on derivatives, net of tax	(873)

Balance at March 31, 2015	$(1,356)

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of March 31, 2015 approximates their carrying value due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes are classified in Level 3

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

of the fair value hierarchy and have been valued using significant inputs that are not observable in the market including a discount rate of 10.92% and projected cash flows of the underlying Senior Notes.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2015. The Company did not have any assets measured at fair value as of March 31, 2015. The following table presents the Company’s estimated fair value measurements and related classifications as of March 31, 2015:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
Liabilities:
Derivative financial instruments (a)	$—	$2,312	$—	$2,312
Long-term obligations (b)	$—	$1,378,925	$264,473	$1,643,398

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $2,312.
(b)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $44,050 and long-term debt of $1,586,435 as of March 31, 2015.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2014. The Company did not have any assets measured at fair value as of December 31, 2014. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Liabilities:
Derivative financial instruments (a)	$—	$628	$—	$628
Long-term obligations (b)	$—	$1,352,438	$263,197	$1,615,635

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $628.
(b)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,589,403 as of December 31, 2014.

9. RELATED-PARTY TRANSACTIONS

On January 5 and March 3, 2015, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 13 and March 13, 2015, respectively. In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $4,095 on both January 22 and April 1, 2015 (see Note 12–Stockholders’ Equity).

The Company repurchased shares of its common stock from the selling stockholders concurrently with the closing of the secondary offering in April 2014. See further discussion in Note 12–Stockholders’ Equity.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

10. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board of Directors, certain of its executive officers and Blackstone. On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board of Directors, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings. The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief. Plaintiffs contend that Defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of the Board of Directors, certain of the Company’s executive officers, directors and shareholders, and Blackstone. The Company is a “Nominal Defendant” in the lawsuit. On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants. The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price. The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company. The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf.

Consumer Class Action Lawsuits

On March 25, 2015, a purported class action was filed in the United States District Court for the Southern District of California against the Company, captioned Holly Hall v. SeaWorld Entertainment, Inc., Case No. 3:15-cv-00600-CAB-RBB (the “Hall Matter”). The complaint identifies three putative classes consisting of all consumers nationwide who at any time during the four-year period preceding the filing of the original complaint, purchased an admission ticket, a membership or a SeaWorld “experience” that includes an “orca experience” from the SeaWorld amusement park in San Diego, California, Orlando, Florida or San Antonio, Texas respectively. The complaint alleges causes of action under California Unfair Competition Law, California Consumers Legal Remedies Act, California False Advertising Law, Florida Unfair and Deceptive Trade Practices Act, Texas Deceptive Trade Practices Act, as well as claims for Unjust Enrichment and Deceit. Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members. The complaint further alleges that the specific misrepresentations heard and relied upon by Holly Hall, the

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

sole named plaintiff, in purchasing her SeaWorld tickets concerned the circumstances surrounding the death of a SeaWorld trainer. The complaint seeks actual damages, equitable relief, attorney’s fees and costs. Plaintiff claims that the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all). The case is in the preliminary stages and a response to the complaint has not yet been filed.

In addition, three other purported class actions were filed against the Company and its affiliates in the following federal courts on April 9, 2015, April 16, 2015 and April 17, 2015, respectively: (i) the United States District Court for the Middle District of Florida, captioned Joyce Kuhl v. SeaWorld LLC et al., 6:15-cv-00574-ACC-GJK (M.D. Fla.), (ii) a second case in the United States District Court for the Southern District of California, captioned Jessica Gaab, et. al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-842-JAH-MDD and (iii) the United States District Court for the Western District of Texas, captioned Elaine Salazar Browne v. SeaWorld of Texas LLC et al., 5:15-cv-00301-XR (W.D. Tex.). These cases, in essence, reiterate the claims made and relief sought in the Hall Matter. The Company anticipates that the second case in the Southern District of California will be consolidated with the Hall Matter. On May 1, 2015, the cases in Florida and Texas were voluntarily dismissed without prejudice by the respective plaintiffs.

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks and Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks and Entertainment, Inc., Case No. CGC-15-545292. The putative class consists of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego. The complaint alleges causes of action under the California False Advertising Law and California Unfair Competition Law. Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members. The complaint seeks actual damages and equitable relief. Based on Plaintiff’s definition of the class, the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all). The case is in the preliminary stages and a response to the complaint has not yet been filed.

The Company believes that these consumer class action lawsuits are without merit and intends to defend these lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

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

11. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value. The cost, net of estimated forfeitures, is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise. The Company has granted stock options, time-vesting restricted share awards and performance-vesting restricted share awards. The Company uses the Black-Scholes Option Pricing Model to value its stock options and the closing stock price on the date of grant to value both its time-vesting and performance-vesting restricted share awards.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company has reserved 15,000,000 shares of common stock for issuance under the Company’s 2013 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors, and provides that the Company may grant equity incentive awards to eligible employees, directors, consultants or advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and performance compensation awards. If an award under the Omnibus Incentive Plan terminates, lapses, or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan.

As of March 31, 2015, there were 12,582,874 shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan. Total non-cash equity compensation expense was $1,853 and $762 for the three months ended March 31, 2015 and 2014, respectively, and is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss. Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of March 31, 2015 was approximately $11,100, which is expected to be recognized over the respective service periods.

The activity related to the Company’s time-vesting and performance-vesting share awards during the three months ended March 31, 2015 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.25x Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2014	164,545	$11.68	—	—	—	—	1,451,453	$20.96	1,451,453	$12.61
Granted	383,054	$18.27	420,004	$18.96	75,832	$18.96	—	—	—	—
Vested	(13,547)	$11.88	—	—	—	—	—	—	—	—
Forfeited	(12,760)	$ 8.29	—	—	—	—	(12,884)	$22.69	(12,884)	$15.56

Outstanding at March 31, 2015	521,292	$16.60	420,004	$18.96	75,832	$18.96	1,438,569	$20.95	1,438,569	$12.58

The activity related to the Company’s stock option awards during the three months ended March 31, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	—	—
Granted	903,270	$18.96
Exercised	—	—
Forfeited/expired	—	—

Outstanding at March 31, 2015	903,270	$18.96	9.9	$3,965

Exercisable at March 31, 2015	—	—	—	—

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

2015 Bonus Plan Grant

On March 3, 2015, the Board approved an annual bonus plan (the “2015 Bonus Plan”) for the fiscal year ending December 31, 2015 (the “Fiscal 2015”) under which certain employees are eligible to receive a bonus with respect to Fiscal 2015, payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of pre-established performance goals with respect to Adjusted EBITDA. Once Adjusted EBITDA is finalized for Fiscal 2015, the Bonus Performance Restricted shares vest if the performance goal is met and forfeit immediately if the performance goal is not met or if the employee terminates prior to the last day of Fiscal 2015. Subsequent grants will be made on April 1, July 1 and October 1, 2015 to newly hired bonus-eligible employees based on their hire date.

In connection with the 2015 Bonus Plan, on March 3, 2015, the Company granted 420,004 Bonus Performance Restricted shares with a grant date fair value per share of $18.96. In accordance with ASC 718, compensation expense is not recorded until the performance condition is probable of being achieved. Based on the Company’s progress toward the Adjusted EBITDA performance goal, the shares are not considered probable of vesting as of March 31, 2015; therefore, no compensation expense has been recorded related to the Bonus Performance Restricted shares as of March 31, 2015. However, if the performance condition is considered probable of being achieved in a subsequent period, all compensation expense that would have been recorded over the requisite service period had the condition been considered probable from inception, will be recorded as a cumulative catch-up at such subsequent date. Total unrecognized compensation expense was approximately $8,000 as of March 31, 2015 related to the Bonus Performance Restricted shares.

2015 Long-Term Incentive Plan Grant

On March 3, 2015, the Board also approved a long-term incentive plan grant (the “2015 Long-Term Incentive Plan”) for Fiscal 2015 comprised of nonqualified stock options (“Long-Term Incentive Options”), time-vesting restricted shares (“Long-Term Incentive Time Restricted shares”) and performance-vesting restricted shares (“Long-Term Incentive Performance Restricted shares”) to certain of the Company’s management and executive officers.

Long-Term Incentive Options

The Long-Term Incentive Options vest ratably over four years from the date of grant (25% per year), subject to continued employment through the applicable vesting date and will expire 10 years from the date of grant or earlier if the employee’s service terminates. The options have an exercise price per share equal to the closing price of the Company’s common stock on the date of grant, which was $18.96 for the grant on March 3, 2015. The fair value of each option under the 2015 Long Term Incentive Plan was estimated using the Black Scholes Option-Pricing Model. Key assumptions included an expected life of 6.25 years, risk free rate of 1.76%, volatility of 37.0%, and a dividend yield of 4.38%. The expected life was estimated using the simplified method, as the Company does not have sufficient historical exercise data due to the limited period of time its common stock has been publicly traded. In addition, due to the Company’s limited history as a public company, the volatility for the Company’s stock at the date of grant was estimated using the average volatility calculated for a peer group, which is based upon daily price observations over the estimated term of options granted. Compensation expense will be recognized using the straight line method over the four year vesting period.

On March 3, 2015, the Company granted 903,270 Long-Term Incentive Options related to the 2015 Long-Term Incentive Plan. These options have an exercise price of $18.96 and an estimated grant date fair value of $4.39 per option using the Black Scholes Option-Pricing Model. Total unrecognized compensation expense expected to be recognized over the remaining vesting term was approximately $3,900 as of March 31, 2015.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Time-Vesting Restricted Shares

The Long-Term Incentive Time Restricted shares vest ratably over four years from the date of grant (25% per year), subject to continued employment through the applicable vesting date. On March 3, 2015, the Company granted 268,282 Long-Term Incentive Time Restricted shares related to the 2015 Long-Term Incentive Plan. These shares have a grant date fair value per share of $18.96. Compensation expense will be recognized using the straight line method over the four year vesting period. Total unrecognized compensation expense expected to be recognized over the remaining vesting term was approximately $5,000 as of March 31, 2015.

Performance-Vesting Restricted Stock

The Long-Term Incentive Performance Restricted shares vest following the end of a three-year performance period beginning on January 1, 2015 and ending on December 31, 2017 based upon the Company’s achievement of certain performance goals with respect to Adjusted EBITDA for each fiscal year performance period. The total number of shares eligible to vest is based on the level of achievement of the Adjusted EBITDA target for each fiscal year in the performance period which ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target, and maximum levels, the resulting vesting percentage will be adjusted on a linear basis. Total shares earned (approximately 33% are eligible to be earned per year) based on the actual performance percentage for each performance year will vest on the date the Company’s Compensation Committee determines the actual performance percentage for fiscal year 2017 if the employee has not terminated prior to the last day of fiscal year 2017 and all unearned shares will forfeit immediately as of such date. The Adjusted EBITDA target for each fiscal year will be set in the first quarter of each respective year, at which time the grant date and the grant-date fair value for accounting purposes related to that performance year will be established based on the closing price of the Company’s stock on such date. Compensation expense will be recognized ratably for each fiscal year, if the performance condition is probable of being achieved, beginning on the date of grant and through the end of the final performance period on December 31, 2017.

On March 3, 2015, the Company awarded 227,526 Long-Term Incentive Performance Restricted shares under the 2015 Long-Term Incentive Plan, which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined, with approximately one-third related to each respective performance period. The performance goal for the first performance period was established as of the award date, as such, for accounting purposes, 75,832 of these shares have a grant date of March 3, 2015 and a grant-date fair value per share of $18.96 determined using the closing price of the Company’s common stock on the date of grant. The performance targets for the second and third performance periods have not yet been set and will be determined by the Compensation Committee during the first quarter of each respective fiscal year, at which time, for accounting purposes, the grant date and respective grant-date fair value will be determined for those related shares. As the Long-Term Incentive Performance Restricted shares have both a service and a performance condition, the requisite service period over which compensation expense will be recognized once the performance condition is probable of achievement begins on the date of grant and extends through December 31, 2017. Based on the Company’s progress toward the Adjusted EBITDA performance goal for the first performance period, the target performance level for the first performance period is considered probable, as such 37,916 Long-Term Incentive Performance Restricted shares related to the 2015 performance year are considered probable of vesting as of March 31, 2015. Total unrecognized compensation expense related to the first performance period expected to be recognized over the remaining vesting term if performance conditions continue to be probable of vesting at the target performance level was approximately $700 as of March 31, 2015. Unrecognized compensation expense related to the maximum performance level for the first performance period is an additional $740 as of March 31, 2015. Total unrecognized compensation expense related to the second

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

and third performance periods has not been determined as the grant date and grant-date fair value for these awards have not yet occurred for accounting purposes, as such no expense has been recorded related to the second and third performance periods.

Other 2015 Grants

On January 15, 2015, the Company granted 100,000 time-vesting restricted shares to its Interim Chief Executive Officer (the “Interim CEO”) in accordance with his appointment to such role. The shares had a grant date fair value per share of $16.50 and a vest date on the earlier of the start date of a new Chief Executive Officer or June 30, 2015. As a new Chief Executive Officer was appointed with a start date of April 7, 2015, these shares fully vested on such date accordingly. Also during the three months ended March 31, 2015, the Company granted 14,772 time-vesting restricted shares to certain Board members. These shares vest ratably over a three year term.

Subsequent to March 31, 2015, in connection with the appointment of the Company’s new President and Chief Executive Officer on April 7, 2015, the Company granted 27,623 Bonus Performance Restricted shares with a grant date fair value per share of $20.01 and 249,875 time-vesting restricted shares with a grant date fair value of $20.01 per share. The Company also granted 1,089,324 nonqualified stock options at an exercise price per share equal to the closing price of the Company’s common stock on the date of grant, which was $20.01 and a grant date fair value of $4.59 based on a Black Scholes Option Pricing Model. The time-vesting restricted shares and the nonqualified stock options vest ratably over four years. Key assumptions used in the Black Scholes Option Pricing Model included an expected life of 6.25 years, risk free rate of 1.53%, volatility of 36.4% and a dividend yield of 4.20%. The expected life was estimated using the simplified method, as the Company does not have sufficient historical exercise data due to the limited period of time its common stock has been publicly traded. In addition, due to the Company’s limited history as a public company, the volatility for the Company’s stock at the date of grant was estimated using the average volatility calculated for a peer group, which is based upon daily price observations over the estimated term of options granted.

2.25x and 2.75x Performance Restricted Shares

The Company has outstanding under both its Omnibus Incentive Plan and its previous incentive plan (the “Pre-IPO Incentive Plan”) certain performance-vesting restricted shares consisting of 2.25x and 2.75x Performance Restricted shares. The 2.25x Performance Restricted shares will vest if the employee is employed by the Company when and if certain investment funds affiliated with Blackstone receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 20% annualized effective compounded return rate on such funds’ investment and (y) a 2.25x multiple on such funds’ investment. The 2.75x Performance Restricted shares will vest if the employee is employed by the Company when and if such funds receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 15% annualized effective compounded return rate on such funds’ investment and (y) a 2.75x multiple on such funds’ investment.

No compensation expense will be recorded related to the 2.25x and 2.75x Performance Restricted shares until their vesting is probable. Accordingly, no compensation expense has been recorded during the three months ended March 31, 2015 or 2014 related to these 2.25x and 2.75x Performance Restricted shares. Total unrecognized compensation expense as of March 31, 2015, was approximately $30,000 and $18,000 for the 2.25x and 2.75x Performance Restricted shares, respectively.

Based on cash proceeds previously received by certain investment funds affiliated with Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock, the Company’s repurchase of shares and the cumulative dividends paid by the Company through April 1, 2015, if such funds receive additional future cash proceeds of approximately $10,000, and other vesting conditions are satisfied, the 2.25x Performance Restricted shares will vest. Similarly, if such funds receive additional future cash

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

proceeds of approximately $438,000, and other vesting conditions are satisfied, the 2.75x Performance Restricted shares will vest. As receipt of these future cash proceeds will be primarily related to liquidity events, such as secondary offerings of stock, the shares are not considered probable of vesting until such events are consummated.

12. STOCKHOLDERS’ EQUITY

As of March 31, 2015, 90,204,351 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 4,045,960 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 4,105,970 shares of treasury stock held by the Company.

Secondary Offerings and Share Repurchases

In April 2014, the selling stockholders completed an underwritten secondary offering of 17,250,000 shares of common stock. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. In the three months ended March 31, 2014, the Company incurred fees and expenses of $674 in connection with the secondary offering, which is shown as secondary offering expenses on the accompanying unaudited condensed consolidated statement of comprehensive loss.

Concurrently with the closing of the secondary offering in April 2014, the Company repurchased 1,750,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the secondary offering.

On August 12, 2014, the Board authorized the repurchase of up to $250,000 of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

Pursuant to the Share Repurchase Program, during the fourth quarter of 2014, the Company repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15,000, leaving $235,000 available for future repurchases under the Share Repurchase Program. During the three months ended March 31, 2015, the Company paid $5,650 for settlement of shares repurchased in December 2014. No shares were repurchased in the three months ended March 31, 2015 under the Share Repurchase Program.

All of the repurchased shares from the Share Repurchase Program and shares repurchased directly from the selling stockholders during previous secondary offerings were recorded as treasury stock at a total cost of $109,871 as of March 31, 2015 and December 31, 2014 and are reflected as a reduction to stockholders’ equity on the accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statement of changes in stockholders’ equity.

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

In the three months ended March 31, 2015, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
January 13, 2015	January 22, 2015	$0.21
March 13, 2015	April 1, 2015	$0.21

As the Company had an accumulated deficit at the time the March 13, 2015 dividend was declared, this dividend was accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity. Dividends paid to common stockholders were $18,098 in the three months ended March 31, 2015. The Company expects that for tax purposes, a portion of these dividends will be treated as a return of capital to stockholders.

As of March 31, 2015, the Company had $18,373 of cash dividends recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet. Approximately $18,100 was paid on April 1, 2015. The remainder of the dividends payable relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares carry dividend rights and therefore the dividends will be paid as the shares vest in accordance with the underlying stock compensation grants. These dividend rights will be forfeited if the shares do not vest.

Dividends on the Omnibus Plan and Pre-IPO Incentive Plan 2.25x and 2.75x Performance Restricted shares were approximately $2,360 for each tranche and will accumulate and be paid only if and to the extent these Performance Restricted shares vest in accordance with their terms. The Company has not recorded a payable related to these dividends as the vesting of the Performance Restricted shares is not probable. Dividends on the Bonus Performance Restricted shares were approximately $88 and will accumulate and be paid only if these shares vest in accordance with their terms. Dividends on the Long-Term Incentive Performance Restricted shares related to the maximum performance level were approximately $50, of which approximately $20 was recorded related to the shares probable of vesting at the target performance level. The remainder of approximately $30 will accumulate and be paid only if the respective shares vest in accordance with their terms. The Company does not record a dividend payable when the respective performance conditions on the related unvested shares are not considered probable of being achieved.

13. RESTRUCTURING PROGRAM

In December 2014, the Company implemented a restructuring program in an effort to centralize certain operations and reduce duplication of functions to increase efficiencies (the “Restructuring Program”). The Restructuring Program involved the elimination of approximately 300 positions across the Company’s eleven theme parks and corporate headquarters. As a result, the Company expects to record approximately $11,800 in pre-tax restructuring and other related costs associated with this Restructuring Program, of which $145 was incurred in the three months ended March 31, 2015 and total cumulative costs incurred to date were $11,712. The

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

costs incurred during the three months ended March 31, 2015 are recorded as restructuring and other related costs on the accompanying unaudited condensed consolidated statement of comprehensive loss. The remaining liability is included in accrued salaries, wages and benefits as of March 31, 2015 on the accompanying unaudited condensed consolidated balance sheet and is expected to be paid by the end of the second quarter of 2015 due to the completion of certain continuing service obligations.

The Restructuring Program activity for the three months ended March 31, 2015 was as follows:

Severance and Other Employment Expenses
Liability as of December 31, 2014	$7,691
Costs incurred	145
Payments made	(7,409)

Liability as of March 31, 2015	$427

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Business Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands, including SeaWorld, Shamu and Busch Gardens. Over our more than 50-year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection of approximately 89,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. During the three months ended March 31, 2015, we hosted approximately 3.2 million guests in our theme parks, including approximately 0.6 million international guests. In the three months ended March 31, 2015, we generated total revenues of $214.6 million and a net loss of $43.6 million.

Revision of Prior Period Financial Statements

During the third quarter of 2014, we identified and corrected immaterial errors related to accounting for certain debt transactions in 2013, 2012 and 2011. Refer to the “Revision of Previously Issued Financial Statements” section of Note 6– Long-Term Debt, in our notes to the unaudited condensed consolidated financial statements, for further details. Accordingly, we have revised previously issued financial statements contained in this Quarterly Report on Form 10-Q to correct the effect of these immaterial errors for the corresponding periods. Management’s discussion and analysis included herein is based on the revised financial results for the three months ended March 31, 2014.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 64% of our total revenue for the three months ended March 31, 2015. For the first quarter of 2015, we reported $42.58 in admission per capita, representing a decrease of 5.6% from the first quarter of 2014. Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day and annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing.

•	In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the three months ended March 31, 2015, food, merchandise and other revenue accounted for approximately 36% of our total revenue. For the first quarter of 2015, we reported $24.19 of in-park per capita spending, a decrease of 1.7% from the first quarter of 2014. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, domestic or international guests) and the mix of in-park spending.

Trends Affecting Our Results of Operations

In 2014, we experienced negative attendance trends beginning in the second quarter which we believe resulted from a combination of factors affecting our destination parks, including negative media attention in California and a challenging competitive environment in Florida. To address our near term challenges, we adjusted our attraction and marketing plans, launched a new reputation campaign and executed a cost savings plan which is expected to deliver approximately $50.0 million of annual cost savings by the end of 2015 (the “Cost Savings Plan”). We expect the impact of these cost reductions will be largely offset by normal inflationary increases in labor and other expenses and an anticipated increase in marketing spending starting in the second quarter of 2015.

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation. Adverse publicity concerning our business generally could harm our brands, reputation and results of operations. The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity. Recently, our business and our SeaWorld-branded parks, in particular, have been the target of negative media attention, particularly in the state of California and we believe we experienced demand pressures, particularly in California, partly due to such media attention. We have introduced a number of initiatives, including new marketing and reputation campaigns to address public perceptions and raise and protect brand awareness. We also introduced a number of promotions in an effort to increase demand. In the first quarter of 2015, we experienced attendance growth when compared to the first quarter of 2014 due to the favorable impact of an earlier Easter holiday and an overall improvement in demand, driven by our consumer event programs, strong passholder visitation and increased promotional offerings. However, the first quarter accounts for a relatively small portion of our full year attendance as our key operating months remain ahead of us.

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

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, weather, global and regional economic conditions, competitive offerings and consumer confidence. Admission per capita is driven by ticket pricing, the mix of ticket type purchased (such as single day, multi-day, and annual pass) and the mix of theme parks visited. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, domestic or international guests) and the mix of in-park spending. For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Costs and Expenses

The principal costs of our operations are employee salaries and benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels. A large portion of our expenses is relatively fixed because the costs for full-time employees, maintenance, animal care, utilities, advertising and insurance do not vary significantly with attendance. For factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

As part of the Cost Savings Plan, in December 2014, we implemented a restructuring program (“the Restructuring Program”) which involved the elimination of approximately 300 positions in an effort to centralize certain operations and reduce duplication of functions to increase efficiencies. For further details, refer to Note 13–Restructuring Program in our notes to the unaudited condensed consolidated financial statements.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended March 31, 2015 and 2014. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table presents key operating and financial information for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited, in thousands, except per capita data)
Summary financial data:
Net revenues:
Admissions	$136,840	$137,386
Food, merchandise and other	77,752	74,904

Total revenues	214,592	212,290

Costs and expenses:
Cost of food, merchandise and other revenues	15,903	16,760
Operating expenses (exclusive of depreciation and amortization shown separately below)	153,811	167,912
Selling, general and administrative	51,078	45,076
Restructuring and other related costs	145	—
Secondary offering costs	—	674
Depreciation and amortization	43,854	41,276

Total costs and expenses	264,791	271,698

Operating loss	(50,199)	(59,408)
Other expense, net	261	17
Interest expense	20,178	19,704

Loss before income taxes	(70,638)	(79,129)
Benefit from income taxes	(27,040)	(29,912)

Net loss	$(43,598)	$(49,217)

Other data:
Attendance	3,214	3,045

Total revenue per capita	$66.77	$69.72

Admissions revenue. Admissions revenue for the three months ended March 31, 2015 decreased $0.5 million (0.4%) to $136.8 million as compared to $137.4 million for the three months ended March 31, 2014. The decrease in admissions revenue was primarily a result of a 5.6% decrease in admission per capita to $42.58 from $45.12 in the first quarter of 2014 largely offset by a 5.6% increase in attendance when compared to the first quarter of 2014. The decrease in admission per capita relates primarily to an increase in promotional offerings and passholder visitation along with park attendance mix impacts for the quarter. Attendance increased in the first quarter of 2015 due to the impact of an earlier Easter holiday and an overall improvement in demand. The earlier Easter timing caused a shift in the spring break holiday period for some schools in our key source markets. The improvement in demand was driven by our consumer event programs, strong passholder visitation and increased promotional offerings. Attendance for the three months ended March 31, 2015 also benefitted from improved weather in Florida compared to the first quarter of 2014.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2015 increased by $2.8 million (3.8%) to $77.8 million as compared to $74.9 million for the three months ended March 31, 2014. This increase was primarily a result of a 5.6% increase in total attendance, which was slightly offset by a decrease in in-park per capita spending to $24.19 from $24.60 in the first quarter of 2014. When compared to the first quarter of 2014, the decrease in in-park per capita spending results primarily from a change in the mix of guests driven by strong passholder visitation for the quarter, partially offset by targeted price increases.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2015 decreased $0.9 million (5.1%) to $15.9 million as compared to $16.8 million for the three months ended March 31, 2014. The decrease primarily results from the impact of leveraged buying efforts in connection with our cost reduction initiatives. These costs represent 20.5% and 22.4% of the related revenue earned for the three months ended March 31, 2015 and 2014, respectively.

Operating expenses. Operating expenses for the three months ended March 31, 2015 decreased $14.1 million (8.4%) to $153.8 million as compared to $167.9 million for the three months ended March 31, 2014. The decrease was primarily a result of cost initiatives which impacted direct labor and benefit costs, including a reduction in headcount resulting from the Restructuring Program implemented in December 2014. Operating expenses also declined due to a decrease in entertainment related costs due to reduced show offerings in the first quarter of 2015. Operating expenses were 71.7% of total revenues for the three months ended March 31, 2015 compared to 79.1% for the three months ended March 31, 2014.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2015 increased $6.0 million (13.3%) to $51.1 million as compared to $45.1 million for the three months ended March 31, 2014. The increase was primarily related to third party consulting costs and an increase in equity compensation expense due to new equity grants awarded in 2015. As a percentage of total revenue, selling, general and administrative expenses were 23.8% in the first quarter of 2015 compared to 21.2% in the first quarter of 2014.

Restructuring and other related costs. Restructuring and other related costs for the three months ended March 31, 2015 represent salaries and severance for individuals with continuing service obligations, which were impacted by the Restructuring Program announced in December 2014.

Secondary offering costs. On April 9, 2014 the selling stockholders completed an underwritten secondary offering of our common stock. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering. In connection with this secondary offering, we incurred fees and expenses of $0.7 million in the three months ended March 31, 2014.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2015 increased $2.6 million (6.2%) to $43.9 million as compared to $41.3 million for the three months ended March 31, 2014 due to the impact of new asset additions, which was offset by fully depreciated assets and asset retirements.

Interest expense. Interest expense for the three months ended March 31, 2015 increased $0.5 million (2.4%) to $20.2 million as compared to $19.7 million for the three months ended March 31, 2014.

Benefit from income taxes. The Company reported a benefit from income taxes in the three months ended March 31, 2015 of $27.0 million compared to a benefit of $29.9 million for the three months ended March 31, 2014. The decrease results from a lower pretax loss in the first quarter of 2015 compared to the first quarter of 2014 partially offset by an increase in our effective income tax rate (from 37.8% to 38.3%). Our effective income tax rate increased compared to 2014 due to the impact of certain equity compensation awards.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and common stock dividends. As of March 31, 2015, we had a working capital deficit of approximately $178.2 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities have allowed us to meet our liquidity needs while maintaining a working capital deficit.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major stockholders, including Blackstone and its affiliates, may from time to time repurchase our outstanding equity and/or debt securities, including our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Senior Secured Credit Facilities. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount among current or future syndicate members, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

Dividends

The Company’s Board of Directors (the “Board”) has adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. Dividends paid to stockholders were $18.1 million in the three months ended March 31, 2015, related to a dividend declaration to stockholders of record as of January 13, 2015. On April 1, 2015, an additional $18.1 million in dividends were paid related to a dividend declaration to stockholders of record as of March 13, 2015. The amount and timing of any future dividends payable on our common stock is within the sole discretion of the Board. The Company expects that for tax purposes, a portion of the dividends paid in 2015 will be treated as a return of capital to stockholders.

Approximately $0.3 million of dividends declared through March 31, 2015, will be paid if certain time-vesting restricted share awards vest over their requisite service periods. Dividends on certain performance-vesting restricted share awards were approximately $4.8 million and will accumulate and be paid only if and to the extent the shares vest in accordance with their terms.

See Note 12—Stockholders’ Equity to our unaudited condensed consolidated financial statements for further details on our dividend activity and the “Covenant Compliance” section which follows for further details on covenants that could restrict our ability to make certain restricted payments, including dividend payments and share repurchases.

Share Repurchases

On August 12, 2014, our Board authorized a share repurchase program of up to $250.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

Pursuant to the Share Repurchase Program, during the fourth quarter of 2014, we repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15.0 million, leaving $235.0 million available for future repurchases under the Share Repurchase Program. During the three months ended March 31, 2015 we paid $5.7 million for settlement of shares repurchased in December 2014. No shares were repurchased in the three months ended March 31, 2015.

Other

In April 2015, we executed a new interest rate swap agreement to effectively fix the interest rate on $250.0 million of the Term B-3 Loans. The interest rate swap has an effective date of June 30, 2015, has a notional amount of $250.0 million and is scheduled to mature on September 30, 2016.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited, in thousands)
Net cash provided by operating activities	$37,682	$13,011
Net cash used in investing activities	(40,953)	(47,331)
Net cash provided by (used in) financing activities	2,734	(21,281)

Net decrease in cash and cash equivalents	$(537)	$(55,601)

Cash Flows from Operating Activities

Net cash provided by operating activities was $37.7 million during the three months ended March 31, 2015 as compared to $13.0 million during the three months ended March 31, 2014. The change in net cash provided by operating activities was impacted by an increase in total revenue in the first quarter of 2015 primarily related to an increase in attendance along with favorable changes in our working capital accounts, in particular an increase in our deferred revenue account, when compared to the prior year period.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the three months ended March 31, 2015 consisted primarily of capital expenditures of $40.7 million largely related to future attractions. Net cash used in investing activities during the three months ended March 31, 2014 consisted of $46.8 million of capital expenditures largely related to attractions that opened later in 2014.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2015 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2015 was primarily attributable to $30.0 million in net proceeds from borrowings on the revolving credit facility offset by $18.1 million in cash dividends paid to common stockholders, $5.7 million used for treasury stock purchases that settled in January 2015, and $3.5 million paid on our Term B-2 Loan under the Senior Secured Credit Facilities, as defined below.

Net cash provided by financing activities during the three months ended March 31, 2014 was primarily attributable to $17.7 million in cash dividends paid to common stockholders along with a $3.5 million repayment of our Term B-2 Loan under the Senior Secured Credit Facilities, as defined below.

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

As of March 31, 2015, our Senior Secured Credit Facilities consisted of a $1,348.9 million senior secured term loan facility (the “Term B-2 Loans”), which will mature on May 14, 2020 and a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), of which $30.0 million was outstanding as of March 31, 2015 (at an interest rate of 2.64%). Subsequent to March 31, 2015, SEA paid $10.0 million on the Revolving Credit Facility. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of March 31, 2015, SEA had approximately $18.0 million of outstanding letters of credit and $30.0 million outstanding under the Revolving Credit Facility, leaving approximately $144.5 million available for borrowings.

Borrowings under our Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain total leverage ratio. At March 31, 2015, SEA selected the LIBOR rate (interest rate of 3.00% at March 31, 2015).

The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At March 31, 2015, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable margin of 2.50%.

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

The obligations under our Senior Secured Credit Facilities are fully, unconditionally and irrevocably guaranteed by each of the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and, subject to certain exceptions, each of SEA’s existing and future material domestic wholly-owned subsidiaries (collectively, the “Guarantors”). Our Senior Secured Credit Facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, substantially all SEA’s direct or indirect material wholly-owned domestic subsidiaries (subject to certain exceptions and qualifications) and 65% of the capital stock of, or other equity interests in, any of SEA’s first tier foreign subsidiaries and (ii) certain tangible and intangible assets of SEA and those of the Guarantors (subject to certain exceptions and qualifications).

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

The Senior Notes

On December 1, 2009, SEA issued $400.0 million aggregate principal amount of 13.5% Senior Notes due 2016. On March 30, 2012, pursuant to an amendment to the indenture governing the Senior Notes, the interest rate was reduced from 13.5% to 11.0%. Interest on the Senior Notes was paid semi-annually in arrears. The obligations under the Senior Notes were guaranteed by the same entities as those that guarantee our Senior Secured Credit Facilities. As of March 31, 2015, we had $260.0 million aggregate principal amount of the Senior Notes outstanding. The Senior Notes included a redemption provision permitting SEA to redeem the Senior Notes at 105.5% and 102.75% of the principal amount beginning on December 1, 2014 and 2015, respectively, plus accrued interest. Subsequent to March 31, 2015, the Senior Notes were redeemed in full. See the “Subsequent Borrowings-Term B-3 Loans” section which follows for further details.

Subsequent Borrowings—Term B-3 Loans

On March 30, 2015, SEA entered into an incremental term loan amendment, Amendment No. 7 (the “Incremental Amendment”) to its existing Senior Secured Credit Facilities. On April 7, 2015, SEA borrowed $280.0 million of additional term loans (the “Term B-3 Loans”) pursuant to the Incremental Amendment. The proceeds, along with cash on hand, were used to redeem all of the outstanding principal of the Senior Notes at a redemption price of 105.5% plus accrued and unpaid interest and pay fees, costs and other expenses in connection with the Term B-3 Loans.

Borrowings of Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate”. The applicable margin for the Term B-3 Loans is 2.25%, in the case of base rate loans, and 3.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%.

The Term B-3 Loans contain identical mandatory and voluntary prepayments as those applicable to Term B-2 Loans. SEA may voluntarily repay outstanding loans at any time without premium or penalty, other than a prepayment premium on voluntary prepayments of Term B-3 Loans in connection with certain repricing transactions on or prior to the date that is six months after the effectiveness of the Incremental Amendment and customary “breakage” costs with respect to LIBOR loans. All other terms of the Term B-3 Loans are substantially identical to the terms applicable to the Term B-2 Loans under the Senior Secured Credit Facilities.

See Note 6—Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion regarding our Senior Secured Credit Facilities and Senior Notes.

Covenant Compliance

As of March 31, 2015, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indenture governing our Senior Notes.

The credit agreement governing the Senior Secured Credit Facilities provide for certain events of default which, if any of them were to occur, would permit or require the principal of and accrued interest, if any, on the loans under the Senior Secured Credit Facilities to become or be declared due and payable (subject, in some cases, to specified grace periods). Also, under the credit agreement governing the Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on covenant Adjusted EBITDA.

The Senior Secured Credit Facilities generally defines “Adjusted EBITDA” as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the Senior Secured Credit Facilities.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. In particular, the Senior Secured Credit Facilities and the indenture permit restricted payments in an aggregate amount per annum not to exceed the greater of (1) 6% of initial public offering net proceeds received by SEA or (2) (a) $90.0 million, so long as, on a Pro Forma Basis (as defined in the Senior Secured Credit Facilities) after giving effect to the payment of any such restricted payment, the Total Leverage Ratio, (as defined in the Senior Secured Credit Facilities), is no greater than 5.00 to 1.00 and greater than 4.50 to 1.00, (b) $120.0 million, so long as, on a Pro Forma Basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.50 to 1.00 and greater than 4.00 to 1.00, (c) the greater of (A) $120.0 million and (B) 7.5% of Market Capitalization (as defined in the Senior Secured Credit Facilities), so long as, on a Pro Forma Basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 4.00 to 1.00 and greater than 3.50 to 1.00 and (d) an unlimited amount, so long as, on a Pro Forma Basis after giving effect to the payment of any such restricted payment, the Total Leverage Ratio is no greater than 3.50 to 1.00.

As of March 31, 2015, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.18 to 1.00, which results in a $120.0 million capacity for restricted payments in 2015. During the three months ended March 31, 2015, we have used approximately $36.3 million of our available restricted payments capacity. As a result, we currently have the ability to declare dividends or make certain other restricted payments in an aggregate amount of up to approximately $83.7 million for the remainder of calendar year 2015. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth above.

We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about the calculation of, and compliance with, certain financial covenants in the Senior Secured Credit Facilities. Adjusted EBITDA is a

material component of these covenants. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to evaluate a company’s ability to meet its debt service requirements, to estimate the value of a company and to make informed investment decisions. We also use Adjusted EBITDA in connection with certain components of our executive compensation program. Adjusted EBITDA eliminates the effect of certain non-cash depreciation of tangible assets and amortization of intangible assets, along with the effects of interest rates and changes in capitalization which management believes may not necessarily be indicative of a company’s underlying operating performance.

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

The following table reconciles Adjusted EBITDA to net loss for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited, in thousands)
Net loss	$(43,598)	$(49,217)
Benefit from income taxes	(27,040)	(29,912)
Interest expense	20,178	19,704
Depreciation and amortization	43,854	41,276
Secondary offering costs (a)	—	674
Equity-based compensation expense (b)	1,853	762
Other adjusting items (c)	—	756
Other non-cash expenses (d)	910	908

Adjusted EBITDA (e)	$(3,843)	$(15,049)

(a)	Reflects fees and expenses incurred prior to March 31, 2014 in connection with the secondary offering of our common stock in April 2014. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering.
(b)	Reflects non-cash compensation expense associated with the grants of equity compensation.
(c)	Reflects certain non-recurring product and intellectual property development costs incurred in the three months ended March 31, 2014. These costs were previously recognized on a year to date basis in the Company’s Adjusted EBITDA calculation for the second quarter of 2014. The Adjusted EBITDA covenant calculations presented in the table above do not reflect certain other adjusting items incurred in the three months ended March 31, 2015 as described in footnote (e) below.
(d)	Reflects non-cash expenses related to miscellaneous asset write-offs and non-cash losses on derivatives.
(e)	For covenant calculation purposes under the Company’s credit agreement, the amount which the Company is able to add back to Adjusted EBITDA for restructuring and other related costs and certain other adjusting items, including product and intellectual property development costs, is limited to $10.0 million for any four consecutive quarters (with certain unused amounts carried over from the prior fiscal year). Due to these limitations, the Adjusted EBITDA covenant calculations presented in the table above do not reflect $0.1 million related to restructuring and other related costs and $0.6 million of product and intellectual property development costs incurred in the three months ended March 31, 2015.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K other than the long-term debt and interest obligations due to our subsequent borrowings of Term B-3 Loans and redemption of our Senior Notes on April 7, 2015. As a result of these changes, our long-term debt obligations as of April 30, 2015, not including any possible prepayments are as follows for the less than one year, 1-3 year, 3-5 year and more than 5 year periods, respectively (in thousands): $16,850; $53,700; $33,700; and $1,544,675. Our estimated future interest payments for our Senior Secured Credit Facilities based on interest rates in effect at March 31, 2015 are as follows for the less than one year, 1-3 year, and 3-5 year periods, respectively (in thousands): $55,374; $104,430; and $99,112. Interest obligations also include letter of credit and commitment fees for the used and unused portions of our Revolving Credit Facility. See Note 6-Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015.

Recently Issued Financial Accounting Standards

Refer to Note 2–Recently Issued Accounting Pronouncements, in our notes to the unaudited condensed consolidated financial statements for further details.

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

After considering the impact of interest rate swap agreements, at March 31, 2015, approximately $1,260.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $348.9 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $2.2 million in annual cash interest costs due to the impact of our fixed-rate swap agreements. In April 2015, we executed a new interest rate swap agreement to effectively fix the interest rate on $250.0 million of the Term B-3 Loans. See “Liquidity and Capital Resources—Other” for further details.

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

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court 36 for the Southern District of California against the Company, the Chairman of our Board of Directors, certain of our executive officers and Blackstone. On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board of Directors, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings. The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief. Plaintiffs contend that Defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. We believe that the class action lawsuit is without merit and we intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of our Board of Directors, certain of our executive officers, directors and shareholders, and Blackstone. The Company is a “Nominal Defendant” in the lawsuit. On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants. The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price. We do not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit. The lawsuit does not assert any claims against us. Our status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on our behalf.

Consumer Class Action Lawsuits

On March 25, 2015, a purported class action was filed in the United States District Court for the Southern District of California against the Company, captioned Holly Hall v. SeaWorld Entertainment, Inc., Case No. 3:15-cv-00600-CAB-RBB (the “Hall Matter”). The complaint identifies three putative classes consisting of all consumers nationwide who at any time during the four-year period preceding the filing of the original complaint, purchased an admission ticket, a membership or a SeaWorld “experience” that includes an “orca experience” from the SeaWorld amusement park in” San Diego, California, Orlando, Florida or San Antonio, Texas respectively. The complaint alleges causes of action under California Unfair Competition Law, California Consumers Legal Remedies Act, California False Advertising Law, Florida Unfair and Deceptive Trade Practices Act, Texas Deceptive Trade Practices Act, as well as claims for Unjust Enrichment and Deceit. Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members. The complaint further alleges that the specific misrepresentations heard and relied upon by Holly Hall, the sole named plaintiff, in purchasing her SeaWorld tickets concerned the circumstances surrounding the death of a SeaWorld trainer.

The complaint seeks actual damages, equitable relief, attorney’s fees and costs. Plaintiff claims that the amount in controversy exceeds $5.0 million, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all). The case is in the preliminary stages and a response to the complaint has not yet been filed.

In addition, three other purported class actions were filed against us and our affiliates in the following federal courts on April 9, 2015, April 16, 2015 and April 17, 2015, respectively: (i) the United States District Court for the Middle District of Florida, captioned Joyce Kuhl v. SeaWorld LLC et al., 6:15-cv-00574-ACC-GJK (M.D. Fla.), (ii) a second case in the United States District Court for the Southern District of California, captioned Jessica Gaab, et. al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-842-JAH-MDD and (iii) the United States District Court for the Western District of Texas, captioned Elaine Salazar Browne v. SeaWorld of Texas LLC et al., 5:15-cv-00301-XR (W.D. Tex.). These cases, in essence, reiterate the claims made and relief sought in the Hall Matter. We anticipate that the second case in the Southern District of California will be consolidated with the Hall Matter. On May 1, 2015, the cases in Florida and Texas were voluntarily dismissed without prejudice by the respective plaintiffs.

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks and Entertainment, Inc. captioned Marc Anderson, et. al., v. SeaWorld Parks and Entertainment, Inc., Case No. CGC-15-545292. The putative class consists of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego. The complaint alleges causes of action under the California False Advertising Law and California Unfair Competition Law. Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members. The complaint seeks actual damages and equitable relief. Based on Plaintiff’s definition of the class, the amount in controversy exceeds $5.0 million, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all). The case is in the preliminary stages and a response to the complaint has not yet been filed.

We believe that these consumer class action lawsuits are without merit and we intend to defend these lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

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

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on February 27, 2015, except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the first quarter of 2015. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ending	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2015	January 31, 2015	243	$17.90	—	$235,000,000
February 1, 2015	February 28, 2015	53	$17.51	—	235,000,000
March 1, 2015	March 31, 2015	—	—	—	235,000,000

		296	$17.83	—	$235,000,000

(1)	All purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.
(2)	Pursuant to the Share Repurchase Program, in December 2014, we repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15.0 million. There were no share repurchases under the Share Repurchase Program during the first quarter of 2015.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Joinder Agreement to Credit Agreement and Supplement to Security Agreement

On May 6, 2015, SWBG Orlando Corporate Operations Group, LLC (“SWBG”) and SEA Holdings I, LLC (“Holdings I”), each a direct, wholly-owned subsidiary of SeaWorld Parks & Entertainment, Inc. (“SWPE”), a direct, wholly-owned subsidiary of the Company, entered into a Joinder Agreement (the “Joinder Agreement”) to the credit agreement governing the Senior Secured Credit Facilities, dated as of December 1, 2009 (as the same may be amended, supplemented or restated from time to time, the “Credit Agreement”), among the Company, SWPE, as borrower, the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other agents and lenders from time to time party thereto. Pursuant to the Joinder Agreement, each of SWBG and Holdings I became a party to and agreed to be bound by the terms of the Credit Agreement as another “Loan Party” under the Credit Agreement and a “Subsidiary Guarantor” for all purposes of the Credit Agreement.

In connection with the Joinder Agreement, on May 6, 2015, SWBG and Holdings I entered into Supplement No. 2 to the Security Agreement (the “Supplement to Security Agreement”) pursuant to which both SWBG and Holdings I became party to the Security

Agreement, dated as of December 1, 2009, by and among the Grantors identified therein and Bank of America, N.A., as collateral agent (the “Security Agreement”). Pursuant to the Supplement to Security Agreement, each of SWBG and Holdings I became a party to and agreed to be bound by the terms of the Security Agreement as a “Grantor” under the Security Agreement with the same force and effect as if originally named therein as a Grantor.

Rule 10b5-1 Plans

Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the SEC under the Exchange Act. Our directors, officers and employees have in the past and may from time to time establish such stock trading plans. We do not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically do not undertake to disclose the adoption, amendment, termination or expiration of any such plans.

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone, an affiliate of our major stockholders, by Travelport Worldwide Limited which may be considered the Company’s affiliate.

Item 6.	Exhibits

See Exhibit Index immediately following signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAWORLD ENTERTAINMENT, INC. (Registrant)

Date: May 8, 2015	By: /s/ James M. Heaney
James M. Heaney
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2015	By: /s/ Marc G. Swanson
Marc G. Swanson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1*	Amendment No. 7, dated as of March 30, 2015, to the Credit Agreement, dated as of December 1, 2009, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, Letter of Credit issuer and swing line lender, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, Mizuho Corporate Banks, Ltd., as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital and Deutsche Bank Securities Inc. as joint bookrunners, and the other agents and lenders from time to time party thereto (the amended and restated Credit Agreement is included as Exhibit A hereto)

10.2*	Joinder Agreement, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as administrative agent and collateral agent, to the Credit Agreement, dated as of December 1, 2009

10.3*	Supplement No. 2, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as collateral agent, to the Security Agreement, dated as of December 1, 2009

10.4†*	Second Amended and Restated Outside Director Compensation Policy

10.5†*	Amended and Restated Stock Ownership Guidelines

10.6†*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Annual Incentive Plan Award)

10.7†*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Time-Based Shares)

10.8†*	Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options)

10.9†*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Performance-Based Shares)

10.10†	Restricted Stock Award Agreement, dated January 15, 2015, by and between SeaWorld Entertainment, Inc. and David D’Alessandro (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (No. 001-35883)

10.11†	Employment Agreement, dated March 16, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015) (No. 001-35883)

10.12†*	Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Time-Based Shares), dated April 7, 2015, between SeaWorld Entertainment, Inc. and Joel Manby

10.13†*	Option Grant Notice and Option Agreement (Employees—Time-Based Options), dated April 7, 2015, between SeaWorld Entertainment, Inc. and Joel Manby

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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