Form 10-Q
period 2015-06-30
SeaWorld Entertainment, Inc.
filed 2015-08-07
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The registrant had outstanding 90,208,315 shares of Common Stock, par value $0.01 per share as of August 3, 2015.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, including the following:

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

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$52,931	$43,906
Accounts receivable, net	56,094	37,002
Inventories	38,749	33,134
Prepaid expenses and other current assets	20,562	20,894
Deferred tax assets, net	7,268	7,268

Total current assets	175,604	142,204
Property and equipment, at cost	2,678,128	2,612,052
Accumulated depreciation	(953,082)	(867,421)

Property and equipment, net	1,725,046	1,744,631
Goodwill	335,610	335,610
Trade names/trademarks, net	163,457	164,188
Other intangible assets, net	22,866	24,525
Other assets	13,220	11,313

Total assets	$2,435,803	$2,422,471

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$108,313	$88,279
Current maturities on long-term debt	16,850	14,050
Accrued salaries, wages and benefits	23,678	19,068
Deferred revenue	146,458	79,367
Dividends payable	18,391	172
Other accrued expenses	16,883	20,149

Total current liabilities	330,573	221,085
Long-term debt (net of debt issuance costs of $15,285 as of June 30, 2015 and $20,003 as of December 31, 2014)	1,584,365	1,569,400
Deferred tax liabilities, net	4,600	31,760
Other liabilities	31,206	20,691

Total liabilities	1,950,744	1,842,936

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 90,303,587 and 90,191,100 shares issued at June 30, 2015 and December 31, 2014, respectively	903	902
Additional paid-in capital	621,497	655,471
Accumulated other comprehensive loss	(5,103)	(483)
(Accumulated deficit) retained earnings	(22,367)	33,516
Treasury stock, at cost (4,105,970 shares at June 30, 2015 and December 31, 2014)	(109,871)	(109,871)

Total stockholders’ equity	485,059	579,535

Total liabilities and stockholders’ equity	$2,435,803	$2,422,471

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
Admissions	$238,451	$249,263	$375,291	$386,649
Food, merchandise and other	153,165	155,888	230,917	230,792

Total revenues	391,616	405,151	606,208	617,441

Costs and expenses:
Cost of food, merchandise and other revenues	31,112	33,651	47,015	50,411
Operating expenses (exclusive of depreciation and amortization shown separately below)	191,202	189,190	345,013	357,102
Selling, general and administrative	73,320	58,564	124,398	103,640
Restructuring and other related costs	122	—	267	—
Secondary offering costs	—	73	—	747
Depreciation and amortization	50,110	43,086	93,964	84,362

Total costs and expenses	345,866	324,564	610,657	596,262

Operating income (loss)	45,750	80,587	(4,449)	21,179
Other expense (income), net	209	(45)	470	(28)
Interest expense	15,732	20,526	35,910	40,230
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	20,348	—	20,348	—

Income (loss) before income taxes	9,461	60,106	(61,177)	(19,023)
Provision for (benefit from) income taxes	3,652	22,700	(23,388)	(7,212)

Net income (loss)	$5,809	$37,406	$(37,789)	$(11,811)

Other comprehensive income (loss):
Unrealized loss on derivatives, net of tax	(3,747)	(872)	(4,620)	(1,080)

Comprehensive income (loss)	$2,062	$36,534	$(42,409)	$(12,891)

Earnings (loss) per share:
Net income (loss) per share, basic	$0.07	$0.43	$(0.44)	$(0.13)

Net income (loss) per share, diluted	$0.07	$0.43	$(0.44)	$(0.13)

Weighted average common shares outstanding:
Basic	86,186	86,877	86,142	87,642

Diluted	86,291	87,189	86,142	87,642

Cash dividends declared per share:
Cash dividends declared per share	$0.21	$0.21	$0.63	$0.41

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(In thousands, except share and per share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at December 31, 2014	90,191,100	$902	$655,471	$33,516	$(483)	$(109,871)	$579,535
Equity-based compensation	—	—	3,251	—	—	—	3,251
Unrealized loss on derivatives, net of tax benefit of $2,892	—	—	—	—	(4,620)	—	(4,620)
Vesting of restricted shares	154,325	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(41,838)	—	(836)	—	—	—	(836)
Cash dividends declared to stockholders ($0.63 per share)	—	—	(36,388)	(18,094)	—	—	(54,482)
Net loss	—	—	—	(37,789)	—	—	(37,789)

Balance at June 30, 2015	90,303,587	$903	$621,497	$(22,367)	$(5,103)	$(109,871)	$485,059

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(37,789)	$(11,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	93,964	84,362
Amortization of debt issuance costs and discounts	4,013	4,714
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	20,348	—
Loss on sale or disposal of assets	3,744	1,093
Loss on derivatives	287	—
Deferred income tax benefit	(24,268)	(8,268)
Equity-based compensation	3,251	1,335
Changes in assets and liabilities:
Accounts receivable	(22,608)	(7,501)
Inventories	(5,615)	(8,099)
Prepaid expenses and other current assets	511	(2,354)
Accounts payable	26,780	24,697
Accrued salaries, wages and benefits	4,610	(4,970)
Deferred revenue	71,485	53,799
Other accrued expenses	3,057	4,418
Other assets and liabilities	312	2,094

Net cash provided by operating activities	142,082	133,509

Cash Flows From Investing Activities:
Capital expenditures	(83,534)	(93,847)
Change in restricted cash	(179)	(229)

Net cash used in investing activities	(83,713)	(94,076)

Cash Flows From Financing Activities:
Proceeds from the issuance of debt	280,000	—
Repayment of long-term debt	(267,725)	(7,025)
Proceeds from draw on revolving credit facility	45,000	40,000
Repayment of revolving credit facility	(45,000)	(40,000)
Dividends paid to stockholders	(36,262)	(35,407)
Debt issuance costs	(4,571)	—
Redemption premium payment	(14,300)	—
Purchase of treasury stock	(5,650)	(50,706)
Payment of tax withholdings on equity-based compensation through shares withheld	(836)	(130)

Net cash used in financing activities	(49,344)	(93,268)

Change in Cash and Cash Equivalents	9,025	(53,835)
Cash and Cash Equivalents—Beginning of period	43,906	116,841

Cash and Cash Equivalents—End of period	$52,931	$63,006

Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$18,984	$22,215

Dividends declared, but unpaid	$18,391	$18,590

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2015 presentation, in particular debt issuance costs, which were previously included in other assets, have been reclassified to long-term debt as a result of the adoption of a new Accounting Standards Update (“ASU”). See Note 2–Recently Issued Accounting Pronouncement for further details.

Revision of Previously Issued Financial Statements

In the third quarter of 2014, the Company conducted an internal review of its application of the guidance in Accounting Standards Codification (“ASC”) 470-50, Debt-Modifications and Extinguishments, to its accounting for certain debt transactions in 2013, 2012 and 2011. As a result of this review and analysis, the Company determined that it had incorrectly applied the accounting guidance in ASC 470-50 and inappropriately accounted for certain fees as a result of modifications and prepayments in certain years. In accordance with ASC 250 (SEC Staff Accounting Bulletin 99, Assessing Materiality), the Company concluded that the correction of the errors was not material to any of its previously issued annual or interim financial statements. The Company has revised its previously issued financial statements contained in this Quarterly Report on Form 10-Q to correct the effect of these immaterial errors for the corresponding periods. See Note 6–Long-Term Debt for the impact of revisions on previously issued periods contained within this Quarterly Report on Form 10-Q.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU simplifies the accounting for inventory by requiring inventory to be measured at the “lower of cost and net realizable value” and eliminates options that currently exist for measuring inventory at “market value”. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company does not expect a material impact to its consolidated financial statements upon adoption of this ASU.

In June 2015, the Company elected to early adopt ASU No. 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset. Debt disclosures include the face amount of the debt liability and the effective interest rate. The ASU has been applied retrospectively as a change in accounting principle for all periods presented in the accompanying unaudited condensed consolidated balance sheets. As a result of adopting this ASU, the Company reclassified $20,003 of unamortized debt issuance costs at December 31, 2014, from other assets to long-term debt on the accompanying unaudited condensed consolidated balance sheet. The adoption of this ASU did not impact the Company’s consolidated results of operations, stockholders’ equity or cash flows. See Note 6–Long-Term Debt for further details.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a proposed ASU to defer the effective date to annual reporting periods beginning after December 15, 2017 using one of two retrospective application methods with earlier adoption permitted for annual periods beginning after December 15, 2016. The Company is evaluating the accounting and disclosure requirements on its consolidated financial statements but does not currently anticipate a material impact to the consolidated financial statements upon adoption; however, the Company is in the process of evaluating the effect this ASU will have on the classification of revenue and related disclosures.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic earnings (loss) per share	$5,809	86,186	$0.07	$37,406	86,877	$0.43	$(37,789)	86,142	$(0.44)	$(11,811)	87,642	$(0.13)
Effect of dilutive incentive-based awards		105			312			—			—

Diluted earnings (loss) per share	$5,809	86,291	$0.07	$37,406	87,189	$0.43	$(37,789)	86,142	$(0.44)	$(11,811)	87,642	$(0.13)

In accordance with the Earnings Per Share Topic of the ASC, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock). The shares of unvested restricted stock are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest. Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock are excluded from common stock outstanding.

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 1,933,000 and 17,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share during the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the Company excluded potentially dilutive shares of approximately 1,583,000 and 324,000, respectively, from the calculation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in those periods.

The Company’s outstanding performance share awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings (loss) per share as the performance criteria has not been met as of the end of the reporting period. See further discussion in Note 11–Equity-Based Compensation.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2015 was 38.6% and 38.2%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2014 was 37.8% and 37.9%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

5. OTHER ACCRUED EXPENSES

Other accrued expenses at June 30, 2015 and December 31, 2014, consisted of the following:

	June 30,	December 31,
	2015	2014
Accrued property taxes	$7,339	$2,039
Accrued interest	464	2,604
Self-insurance reserve	7,078	7,800
Other	2,002	7,706

Total other accrued expenses	$16,883	$20,149

6. LONG-TERM DEBT

Long-term debt as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Term B-2 Loans (effective interest rate of 3.26% at June 30, 2015 and December 31, 2014)	$1,345,413	$1,352,438
Term B-3 Loans (effective interest rate of 4.33% at June 30, 2015)	279,300	—
Revolving Credit Facility	—	—
Senior Notes (effective interest rate of 12.07% at December 31, 2014)	—	260,000

Total long-term debt	1,624,713	1,612,438
Less discounts	(8,213)	(8,985)
Less debt issuance costs	(15,285)	(20,003)
Less current maturities	(16,850)	(14,050)

Total long-term debt, net	$1,584,365	$1,569,400

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement dated as of December 1, 2009 (the “Senior Secured Credit Facilities”). Also on December 1, 2009, SEA issued $400,000 aggregate principal amount of unsecured senior notes due December 1, 2016 (the “Senior Notes”).

On March 30, 2015, SEA entered into an incremental term loan amendment, Amendment No. 7 (the “Incremental Amendment”), to its existing Senior Secured Credit Facilities. On April 7, 2015, SEA borrowed $280,000 of additional term loans (the “Term B-3 Loans”) pursuant to the Incremental Amendment. The proceeds, along with cash on hand, were used to redeem all of the $260,000 outstanding principal of the Senior Notes at a redemption price of 105.5% plus accrued and unpaid interest and pay fees, costs and other expenses in connection with the Term B-3 Loans. The redemption premium of $14,300 along with a write-off of approximately $6,048 in related discounts and debt issuance costs is included in the loss on early extinguishment of debt and write-off of discounts and debt issuance costs on the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015.

In connection with the issuance of the Term B-3 Loans, SEA recorded a discount of $1,400 and debt issuance costs of $3,171 during the three months ended June 30, 2015. Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the Senior Secured Credit Facilities and are included in long-term debt, net, in the accompanying unaudited condensed consolidated balance sheets. See Note 2–Recently Issued Accounting Pronouncements for more details on the Company’s adoption of ASU 2015-03 in the second quarter of 2015.

As of June 30, 2015, SEA was in compliance with all covenants in the provisions contained in the documents governing the Senior Secured Credit Facilities.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Senior Secured Credit Facilities

As of June 30, 2015, the Senior Secured Credit Facilities consisted of $1,345,413 in Term B-2 Loans and $279,300 in Term B-3 Loans, which will mature on May 14, 2020, along with $192,500 in a senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon as of June 30, 2015. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans.

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a certain total net leverage ratio. At June 30, 2015, SEA selected the LIBOR rate (interest rate of 3.00% at June 30, 2015).

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

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. There were no mandatory prepayments during the three or six months ended June 30, 2015 or 2014 since none of the events indicated above occurred.

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

As of June 30, 2015, SEA had approximately $18,000 of outstanding letters of credit, leaving approximately $174,500 available for borrowing.

Term B-3 Loans

Borrowings of Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (ii) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-3 Loans is 2.25%, in the case of base rate loans, and 3.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. At June 30, 2015, SEA selected the LIBOR rate (interest rate of 4.00% at June 30, 2015).

The Term B-3 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-3 Loans on the date of effectiveness of the Incremental Amendment, with the balance due on the final maturity date of May 14, 2020. Except as set forth in the preceding sentence, the Term B-3 Loans contain identical mandatory and voluntary prepayments as those applicable to Term B-2 Loans. SEA may voluntarily repay outstanding loans at any time without premium or penalty, other than a prepayment premium on voluntary prepayments of Term B-3 Loans in connection with certain repricing transactions on or prior to the date that is six months after the effectiveness of the Incremental Amendment and customary “breakage” costs with respect to LIBOR loans.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

All other terms of the Term B-3 Loans are substantially identical to the terms applicable to the Term B-2 Loans under the Senior Secured Credit Facilities.

Revolving Credit Facility

Borrowings of loans under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to, at SEA’s option, a base rate equal to the higher of (a) the federal funds rate plus  1⁄2 of 1%, and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate”.

The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At June 30, 2015, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable LIBOR margin of 2.50%.

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

As of June 30, 2015, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.42 to 1.00, which results in the Company having a $120,000 capacity for restricted payments in 2015. During the six months ended June 30, 2015, the Company has used approximately $54,500 of its available restricted payments capacity. As a result, the Company currently has the ability to declare dividends or make certain other restricted payments in an aggregate amount of up to approximately $65,500 for the remainder of calendar year 2015. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth above.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Long-term debt at June 30, 2015, is repayable as follows:

Years Ending December 31,
2015	$8,425
2016	16,850
2017	16,850
2018	16,850
2019	16,850
Thereafter	1,548,888

Total	$1,624,713

Revision of Previously Issued Financial Statements

The following table presents the impact of the corrections on previously issued periods included within this Quarterly Report on Form 10-Q (see the “Revision of Previously Issued Financial Statements” section of Note 1–Description of the Business and Basis of Presentation for further details):

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Selected Statements of Comprehensive Income (Loss) Data:
Interest expense	$20,638	$(112)	$20,526	$40,684	$(454)	$40,230

Income (loss) before income taxes	$59,994	$112	$60,106	$(19,477)	$454	$(19,023)

Provision for (benefit from) income taxes	$22,658	$42	$22,700	$(7,382)	$170	$(7,212)

Net income (loss)	$37,336	$70	$37,406	$(12,095)	$284	$(11,811)

Net income (loss) per share:
Net income (loss) per share, basic	$0.43	$—	$0.43	$(0.14)	$(0.01)	$(0.13)
Net income (loss) per share, diluted	$0.43	$—	$0.43	$(0.14)	$(0.01)	$(0.13)

Interest Rate Swap Agreements

On June 10, 2015, the Company entered into five forward interest rate swap agreements (“the Forward Swaps”) to effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1,000,000 of SEA’s outstanding long-term debt. The Forward Swaps have an effective date of September 30, 2016; have a total notional amount of $1,000,000; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; pay swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of September, December, March and June through maturity.

As of June 30, 2015, SEA has four traditional interest rate swap agreements (collectively, the “Interest Rate Swap Agreements”). Three of the interest rate swap agreements have a combined notional amount of $1,000,000; mature on September 30, 2016; require the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; pay swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of March, June, September and December through maturity.

In April 2015, the Company executed the fourth traditional interest rate swap agreement to effectively fix the interest rate on $250,000 of the Term B-3 Loans. The interest rate swap has an effective date of June 30, 2015; has a notional amount of $250,000; is scheduled to mature on September 30, 2016; requires the Company to pay a fixed rate of interest of 0.901% per annum; pays swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and has interest settlement dates occurring on the last day of September, December, March and June through maturity.

SEA designated the Interest Rate Swap Agreements and the Forward Swaps above as qualifying cash flow hedge accounting relationships as further discussed in Note 7–Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes and the Interest Rate Swap Agreements was $35,201 and $37,355 for the six month period ended June 30, 2015 and 2014, respectively.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company does not speculate using derivative instruments.

As of June 30, 2015 and December 31, 2014, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and six months ended June 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2015, the Company had four outstanding interest rate swap agreements with a combined notional value of $1,250,000 and five forward interest rate swap agreements with a combined notional value of $1,000,000 that were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015, a loss of $1 and $287, respectively, related to the ineffective portion was recognized in other expense (income), net on the accompanying unaudited condensed consolidated statements of comprehensive income (loss). There was no ineffective portion during the three or six months ended June 30, 2014. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $3,252 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015		As of December 31, 2014
	Liability Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$2,516	Other liabilities	$628
Forward interest rate swaps	Other liabilities	5,868		—

Total derivatives designated as hedging instruments		$8,384		$628

The unrealized loss on derivatives is recorded net of a tax benefit of $2,892 for the six months ended June 30, 2015, and is included within the unaudited condensed consolidated statements of changes in stockholders’ equity.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships:
Loss related to effective portion of derivatives recognized in accumulated other comprehensive loss	$(6,832)	$(2,147)	$(8,981)	$(2,873)
Gain related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$739	$738	$1,469	$1,133
Loss related to ineffective portion of derivatives recognized in other expense (income), net	$(1)	$—	$(287)	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9,980. As of June 30, 2015, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $9,980.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the six months ended June 30, 2015, net of tax:

Accumulated other comprehensive loss:	(Losses) Gains on Cash Flow Hedges
Balance at December 31, 2014	$(483)
Other comprehensive loss before reclassifications	(5,523)
Amounts reclassified from accumulated other comprehensive loss to interest expense	903

Unrealized loss on derivatives, net of tax	(4,620)

Balance at June 30, 2015	$(5,103)

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

long-term obligations, the Term B-2 Loans and Term B-3 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of June 30, 2015 approximates their carrying value due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes were classified in Level 3 of the fair value hierarchy as of December 31, 2014 and were valued using significant inputs that are not observable in the market including a discount rate of 11.37% and projected cash flows of the underlying Senior Notes as of December 31, 2014. The Senior Notes were redeemed in full on April 7, 2015 as discussed in Note 6–Long-Term Debt.

There were no transfers between Levels 1, 2 or 3 during the three or six months ended June 30, 2015. The Company did not have any assets measured at fair value as of June 30, 2015. The following table presents the Company’s estimated fair value measurements and related classifications as of June 30, 2015:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015
Liabilities:
Derivative financial instruments (a)	$—	$8,384	$—	$8,384
Long-term obligations (b)	$—	$1,624,713	$—	$1,624,713

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $8,384.
(b)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $16,850 and long-term debt of $1,584,365 as of June 30, 2015.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2014. The Company did not have any assets measured at fair value as of December 31, 2014. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Liabilities:
Derivative financial instruments (a)	$—	$628	$—	$628
Long-term obligations (b)	$—	$1,352,438	$263,197	$1,615,635

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $628.
(b)	Reflected at carrying value in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,569,400 as of December 31, 2014.

9. RELATED-PARTY TRANSACTIONS

On January 5, March 3 and June 10, 2015, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 13, March 13 and June 22, 2015, respectively. In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $4,095 on January 22, April 1 and July 1, 2015 (see Note 12–Stockholders’ Equity).

The Company repurchased shares of its common stock from the selling stockholders concurrently with the closing of the secondary offering in April 2014. See further discussion in Note 12–Stockholders’ Equity.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As of June 30, 2015, approximately $81,000 aggregate principal amount of Term B-2 Loans and $23,000 aggregate principal amount of Term B-3 Loans were owned by affiliates of Blackstone. As of December 31, 2014, approximately $65,000 aggregate principal amount of the Senior Notes and approximately $87,000 aggregate principal amount of Term B-2 Loans were owned by affiliates of Blackstone. The Company makes periodic interest payments on such debt in accordance with its terms. On April 7, 2015, the Senior Notes were redeemed as discussed in Note 6–Long-Term Debt.

10. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board of Directors, certain of its executive officers and Blackstone. On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board of Directors, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings. The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief. Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed a motion to dismiss the amended complaint. The plaintiffs filed an opposition to the motion to dismiss on July 31, 2015. The reply of the Company and the other defendants is due on September 18, 2015. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of the Board of Directors, certain of the Company’s executive officers, directors and shareholders, and Blackstone. The Company is a “Nominal Defendant” in the lawsuit. On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants. The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price. The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company. The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf. On May 21, 2015, the defendants filed a motion to stay the lawsuit pending resolution of the Company’s securities class action lawsuit. Plaintiff has opposed defendants’ motion to stay, which is currently pending before the court. On June 29, 2015, the defendants filed a motion to dismiss the amended complaint.

Consumer Class Action Lawsuits

On March 25, 2015, a purported class action was filed in the United States District Court for the Southern District of California against the Company, captioned Holly Hall v. SeaWorld Entertainment, Inc., Case No. 3:15-cv-00600-CAB-RBB (the “Hall Matter”). The complaint identifies three putative classes consisting of all consumers nationwide who at any time during the four-year period preceding the filing of the original complaint, purchased an admission ticket, a membership or a SeaWorld “experience” that includes an “orca experience” from the SeaWorld amusement park in San Diego, California, Orlando, Florida or San Antonio, Texas respectively. The complaint alleges causes of action under California Unfair Competition Law, California Consumers Legal Remedies Act, California False Advertising Law, California Deceit statute, Florida Unfair and Deceptive Trade Practices Act, Texas Deceptive Trade Practices Act, as well as claims for Unjust Enrichment. Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members. The complaint further alleges that the specific misrepresentations heard and relied upon by Holly Hall, the sole named plaintiff, in purchasing her SeaWorld tickets concerned the circumstances surrounding the death of a SeaWorld trainer. The complaint seeks actual damages, equitable relief, attorney’s fees and costs. Plaintiff claims that the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all). The case is in the preliminary stages and a response to the complaint has not yet been filed.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In addition, four other purported class actions were filed against the Company and its affiliates in the following federal courts on April 9, 2015, April 16, 2015, April 17, 2015 and May 7, 2015, respectively: (i) the United States District Court for the Middle District of Florida, captioned Joyce Kuhl v. SeaWorld LLC et al., 6:15-cv-00574-ACC-GJK, (ii) the United States District Court for the Southern District of California, captioned Jessica Gaab, et. al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-842-CAB-RBB (the “Gaab Matter”), (iii) the United States District Court for the Western District of Texas, captioned Elaine Salazar Browne v. SeaWorld of Texas LLC et al., 5:15-cv-00301-XR and (iv) the United States District Court for the Southern District of California, captioned Valerie Simo et al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-1022-CAB-RBB (the “Simo Matter”). These cases, in essence, reiterate the claims made and relief sought in the Hall Matter. On May 1, 2015, the cases in Florida and Texas were voluntarily dismissed without prejudice by the respective plaintiffs.

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks and Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks and Entertainment, Inc., Case No. CGC-15-545292 (the “Anderson Matter”). The putative class consists of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego. On May 11, 2015, the plaintiffs filed a First Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California Consumers Legal Remedies Act. Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members. The Amended Complaint seeks actual damages, equitable relief, attorneys’ fees and costs. Based on Plaintiff’s definition of the class, the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all). On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California, Case No. 15:cv-2172-SC. The case is in the preliminary stages and a response to the Amended Complaint has not yet been filed. On May 19, 2015, the plaintiffs filed a motion to remand. This motion is set for hearing on August 28, 2015.

On May 14, 2015, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to have the Hall, Gaab, Simo, and Anderson Matters centralized and transferred to the Middle District of Florida, Orlando Division. The hearing on the Company’s motion to transfer was held on July 30, 2015 and on August 5, 2015 the Judicial Panel denied the Company’s motion. The Company believes that these consumer class action lawsuits are without merit and intends to defend these lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

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

As of June 30, 2015, there were 11,359,427 shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan. Total equity compensation expense was $1,398 and $3,251 for the three and six months ended June 30, 2015, and $573 and $1,335 for the three and six months ended June 30, 2014, and is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of June 30, 2015 was approximately $19,400 which is expected to be recognized over the respective service periods.

The activity related to the Company’s time-vesting and performance-vesting share awards during the six months ended June 30, 2015 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.25x Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2014	164,545	$11.68	—	—	—	—	1,451,453	$20.96	1,451,453	$12.61
Granted	667,441	$19.06	447,627	$19.02	75,832	$18.96	—	—	—	—
Vested	(154,325)	$14.45	—	—	—	—	—	—	—	—
Forfeited	(51,214)	$11.81	(14,164)	$18.96	(8,345)	$18.96	(77,791)	$22.89	(77,791)	$15.75

Outstanding at June 30, 2015	626,447	$18.85	433,463	$19.03	67,487	$18.96	1,373,662	$20.81	1,373,662	$12.36

The activity related to the Company’s stock option awards during the six months ended June 30, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	—	—
Granted	1,992,594	$19.53
Exercised	—	—
Forfeited	(58,166)	$18.96

Outstanding at June 30, 2015	1,934,428	$19.55	9.7	$8,710

Exercisable at June 30, 2015	—	—	—	—

Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the six months ended June 30, 2015 were:

Grant date fair value	$4.50
Risk-free interest rate	1.63%
Expected volatility	36.67%
Expected dividend yield	4.28%
Expected life (in years)	6.25

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The expected life was estimated using the simplified method, as the Company does not have sufficient historical exercise data due to the limited period of time its common stock has been publicly traded. In addition, due to the Company’s limited history as a public company, the volatility for the Company’s stock at the date of each grant was estimated using the average volatility calculated for a peer group, which is based upon daily price observations over the estimated term of options granted.

2015 Bonus Plan Grant

On March 3, 2015, the Board approved an annual bonus plan (the “2015 Bonus Plan”) for the fiscal year ending December 31, 2015 (the “Fiscal 2015”) under which certain employees are eligible to receive a bonus with respect to Fiscal 2015, payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of pre-established performance goals with respect to Adjusted EBITDA. Once Adjusted EBITDA is finalized for Fiscal 2015, the Bonus Performance Restricted shares vest if the performance goal is met and forfeit immediately if the performance goal is not met or if the employee terminates prior to the last day of Fiscal 2015. Subsequent grants were made on July 1 and may be made on October 1, 2015 to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees.

In accordance with ASC 718, equity compensation expense is not recorded until the performance condition is probable of being achieved. Based on the Company’s progress toward the Adjusted EBITDA performance goal, the Bonus Performance Restricted shares are not considered probable of vesting as of June 30, 2015; therefore, no equity compensation expense has been recorded related to these shares. If the performance condition is considered probable of being achieved in a subsequent period, all equity compensation expense that would have been recorded over the requisite service period had the condition been considered probable from inception, will be recorded as a cumulative catch-up at such subsequent date. Total unrecognized equity compensation expense related to the Bonus Performance Restricted shares not considered probable of vesting was approximately $8,200 as of June 30, 2015.

2015 Long-Term Incentive Plan Grant

On March 3, 2015, the Board also approved a long-term incentive plan grant (the “2015 Long-Term Incentive Plan”) for Fiscal 2015 comprised of nonqualified stock options (“Long-Term Incentive Options”), time-vesting restricted shares (“Long-Term Incentive Time Restricted shares”) and performance-vesting restricted shares (“Long-Term Incentive Performance Restricted shares”) to certain of the Company’s management and executive officers. Subsequent grants were made on July 1 and may be made on October 1, 2015 to newly hired or promoted management and executive officers as deemed appropriate.

Long-Term Incentive Options

The Long-Term Incentive Options vest ratably over four years from the date of grant (25% per year), subject to continued employment through the applicable vesting date and will expire 10 years from the date of grant or earlier if the employee’s service terminates. The options have an exercise price per share equal to the closing price of the Company’s common stock on the date of grant. Equity compensation expense will be recognized using the straight line method over the four year vesting period.

Time-Vesting Restricted Shares

The Long-Term Incentive Time Restricted shares vest ratably over four years from the date of grant (25% per year), subject to continued employment through the applicable vesting date. Equity compensation expense will be recognized using the straight line method over the four year vesting period.

Performance-Vesting Restricted Stock

The Long-Term Incentive Performance Restricted shares vest following the end of a three-year performance period beginning on January 1, 2015 and ending on December 31, 2017 based upon the Company’s achievement of certain performance goals with respect to Adjusted EBITDA for each fiscal year performance period. The total number of shares eligible to vest is based on the level of achievement of the Adjusted EBITDA target for each fiscal year in the performance period which ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target, and maximum levels, the resulting vesting percentage will be adjusted on a linear basis. Total shares earned (approximately 33% are eligible to be earned per year) based on the actual performance percentage for each performance year will vest on the date the Company’s Compensation Committee determines the actual performance percentage for fiscal year 2017 if the employee has not terminated prior to the last day of fiscal year 2017 and all unearned shares will forfeit immediately as of such date. The Adjusted EBITDA target for each fiscal year will be set in the first quarter of each respective year, at which time the grant date and the grant-date fair value for accounting purposes related to that performance year will be established based on the closing price of the Company’s stock on such date. Equity compensation expense will be recognized ratably for each fiscal year, if the performance condition is probable of being achieved, beginning on the date of grant and through the end of the final performance period on December 31, 2017.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

During the six months ended June 30, 2015, the Company awarded 202,491 Long-Term Incentive Performance Restricted shares, net of forfeitures, under the 2015 Long-Term Incentive Plan, which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined, with approximately one-third related to each respective performance period. The performance goal for the first performance period was established as of the award date, as such, for accounting purposes, 67,487 of these shares have a grant date of March 3, 2015 and a grant-date fair value per share of $18.96 determined using the closing price of the Company’s common stock on the date of grant. The performance targets for the second and third performance periods have not yet been set and will be determined by the Compensation Committee during the first quarter of each respective fiscal year, at which time, for accounting purposes, the grant date and respective grant-date fair value will be determined for those related shares. As the Long-Term Incentive Performance Restricted shares have both a service and a performance condition, the requisite service period over which equity compensation expense will be recognized once the performance condition is probable of achievement begins on the date of grant and extends through December 31, 2017. Based on the Company’s progress toward the Adjusted EBITDA performance goal for the first performance period, a percentage of the target performance level for the first performance period is considered probable, as such 21,597 Long-Term Incentive Performance Restricted shares related to the 2015 performance year are considered probable of vesting as of June 30, 2015. Total unrecognized equity compensation expense related to the first performance period expected to be recognized over the remaining vesting term if performance conditions continue to be probable of vesting at the current percentage of the target performance level was approximately $365 as of June 30, 2015. Unrecognized equity compensation expense related to the maximum performance level for the first performance period is an additional $870 as of June 30, 2015. Total unrecognized equity compensation expense related to the second and third performance periods has not been determined as the grant date and grant-date fair value for these awards have not yet occurred for accounting purposes, as such no expense has been recorded related to the second and third performance periods.

Other 2015 Grants

On January 15, 2015, the Company granted 100,000 time-vesting restricted shares to its Interim Chief Executive Officer (the “Interim CEO”) in accordance with his appointment to such role. The shares had a grant date fair value per share of $16.50 and a vest date on the earlier of the start date of a new Chief Executive Officer or June 30, 2015. As a new Chief Executive Officer was appointed with a start date of April 7, 2015, these shares fully vested on such date accordingly. Also during the six months ended June 30, 2015, the Company granted 49,284 of time-vesting restricted shares to certain Board members. These shares vest ratably over a three-year term.

On April 7, 2015, in connection with the appointment of the Company’s new President and Chief Executive Officer, the Company granted 27,623 Bonus Performance Restricted shares, 249,875 time-vesting restricted shares and 1,089,324 nonqualified stock options to the Company’s President and Chief Executive Officer. The time-vesting restricted shares and the nonqualified stock options vest ratably over four years.

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

No equity compensation expense will be recorded related to the 2.25x and 2.75x Performance Restricted shares until their vesting is probable. Accordingly, no equity compensation expense has been recorded during the three and six months ended June 30, 2015 or 2014 related to these 2.25x and 2.75x Performance Restricted shares. Total unrecognized equity compensation expense as of June 30, 2015, was approximately $29,000 and $17,000 for the 2.25x and 2.75x Performance Restricted shares, respectively.

Based on cash proceeds previously received by certain investment funds affiliated with Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock, the Company’s repurchase of shares and the cumulative dividends paid by the Company through July 1, 2015, if such funds receive additional future cash proceeds of approximately $7,000 and other vesting conditions are satisfied, the 2.25x Performance Restricted shares will vest. Similarly, if such funds receive additional future cash proceeds of approximately $435,000 and other vesting conditions are satisfied, the 2.75x Performance Restricted shares will vest. As receipt of these future cash proceeds will be primarily related to liquidity events, such as secondary offerings of stock, the shares are not considered probable of vesting until such events are consummated.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

12. STOCKHOLDERS’ EQUITY

As of June 30, 2015, 90,303,587 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 4,009,725 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 4,105,970 shares of treasury stock held by the Company.

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

In the six months ended June 30, 2015, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
January 13, 2015	January 22, 2015	$0.21
March 13, 2015	April 1, 2015	$0.21
June 22, 2015	July 1, 2015	$0.21

As the Company had an accumulated deficit at the time the March 13 and June 22, 2015 dividends were declared, these dividends were accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity. Dividends declared to common stockholders were $54,482 in the six months ended June 30, 2015. The Company expects that for tax purposes, a portion of these dividends will be treated as a return of capital to stockholders.

As of June 30, 2015, the Company had $18,391 of cash dividends recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet, of which approximately $18,100 was paid on July 1, 2015. The remainder of the dividends payable relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares carry dividend rights and therefore the dividends will be paid as the shares vest in accordance with the underlying stock compensation grants. These dividend rights will be forfeited if the shares do not vest.

Dividends on the 2.25x and 2.75x Performance Restricted shares were approximately $2,540 for each tranche and will accumulate and be paid only if and to the extent these 2.25x and 2.75x Performance Restricted shares vest in accordance with their terms. Dividends on the Bonus Performance Restricted shares were approximately $177 and will accumulate and be paid only if these shares vest in accordance with their terms. Dividends on the Long-Term Incentive Performance Restricted shares related to the first performance period were approximately $28, of which approximately $9 was recorded related to the portion of the shares considered probable of vesting. The remainder will accumulate and be paid only if the respective shares vest in accordance with their terms. The Company does not record a dividend payable when the performance conditions on the related unvested shares are not considered probable of being achieved.

Secondary Offerings and Share Repurchases

In April 2014, the selling stockholders completed an underwritten secondary offering of 17,250,000 shares of common stock. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. In the three and six months ended June 30, 2014, the Company incurred fees and expenses of $73 and $747, respectively, in connection with the secondary offering, which is shown as secondary offering expense on the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

Pursuant to the Share Repurchase Program, during the fourth quarter of 2014, the Company repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15,000, leaving $235,000 available for future repurchases under the Share Repurchase Program. During the six months ended June 30, 2015, the Company paid $5,650 for settlement of shares repurchased in December 2014. No shares were repurchased in the six months ended June 30, 2015 under the Share Repurchase Program.

All of the repurchased shares from the Share Repurchase Program and shares repurchased directly from the selling stockholders during previous secondary offerings were recorded as treasury stock at a total cost of $109,871 as of June 30, 2015 and December 31, 2014 and are reflected as a reduction to stockholders’ equity on the accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statement of changes in stockholders’ equity.

13. RESTRUCTURING PROGRAM

In December 2014, the Company implemented a restructuring program in an effort to centralize certain operations and reduce duplication of functions to increase efficiencies (the “Restructuring Program”). The Restructuring Program involved the elimination of approximately 300 positions across the Company’s eleven theme parks and corporate headquarters. As a result, the Company has incurred total cumulative costs of $11,834 in pre-tax restructuring and other related costs associated with this Restructuring Program, of which $122 and $267 was incurred in the three and six months ended June 30, 2015, respectively, on the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The Company does not expect to incur any additional costs associated with the Restructuring Plan as all continuing service obligations were completed as of June 30, 2015.

The Restructuring Program activity for the six months ended June 30, 2015 was as follows:

Severance and Other Employment Expenses
Liability as of December 31, 2014	$7,691
Costs incurred	267
Payments made	(7,958)

Liability as of June 30, 2015	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands, including SeaWorld, Shamu and Busch Gardens. Over our more than 50-year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection of approximately 89,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. During the three months ended June 30, 2015, we hosted approximately 6.5 million guests in our theme parks, including approximately 0.8 million international guests. In the three months ended June 30, 2015, we generated total revenues of $391.6 million and net income of $5.8 million. During the six months ended June 30, 2015, we hosted approximately 9.7 million guests in our theme parks, including approximately 1.4 million international guests. In the six months ended June 30, 2015, we generated total revenues of $606.2 million and incurred a net loss of $37.8 million.

Revision of Prior Period Financial Statements

During the third quarter of 2014, we identified and corrected immaterial errors related to accounting for certain debt transactions in 2013, 2012 and 2011. Refer to the “Revision of Previously Issued Financial Statements” section of Note 6– Long-Term Debt, in our notes to the unaudited condensed consolidated financial statements, for further details. Accordingly, we have revised previously issued financial statements contained in this Quarterly Report on Form 10-Q to correct the effect of these immaterial errors for the corresponding periods. Management’s discussion and analysis included herein is based on the revised financial results for the three and six months ended June 30, 2014.

Key Business Metrics Evaluated by Management

Attendance

We define attendance as the number of guest visits to our theme parks. Attendance drives admissions revenue to our theme parks as well as total in-park spending. The level of attendance at our theme parks is a function of many factors, including the opening of new attractions and shows, weather, global and regional economic conditions, competitive offerings and overall consumer confidence in the economy.

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•	Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 61% and 62% of our total revenue for the three and six months ended June 30, 2015, respectively. For the second quarter of 2015, we reported $36.81 in admission per capita, representing a decrease of 2.8% from the second quarter of 2014. For the six months ended June 30, 2015, we reported $38.72 in admission per capita, representing a decrease of 3.6% from the six months ended June 30, 2014. Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day and annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing.

•	In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the three and six months ended June 30, 2015, food, merchandise and other revenue accounted for approximately 39% and 38% of our total revenue, respectively. For the second quarter of 2015, we reported $23.64 of in-park per capita spending, a slight decrease of 0.2% from the second quarter of 2014. For the six months ended June 30, 2015, we reported $23.83 of in-park per capita spending, a decrease of 0.6% from the six months ended June 30, 2014. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, domestic or international guests) and the mix of in-park spending.

Trends Affecting Our Results of Operations

In 2014, we experienced negative attendance trends beginning in the second quarter which we believe resulted from a combination of factors affecting our destination parks, including negative media attention in California and a challenging competitive environment in Florida. To address our near term challenges, we adjusted our attraction and marketing plans, launched a new reputation campaign and executed a cost savings plan which is expected to deliver approximately $50.0 million of annual cost savings by the end of 2015 (the “Cost Savings Plan”). We expect the impact of these cost reductions will be largely offset by normal inflationary increases in labor and other expenses and an increase in marketing spending.

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation. Adverse publicity concerning our business generally could harm our brands, reputation and results of operations. The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity. Recently, our business and our SeaWorld-branded parks have been the target of negative media attention, particularly in the state of California and we believe we have experienced demand pressures in California, partly due to such media attention. We have introduced a number of initiatives, including new marketing and reputation campaigns to address public perceptions and raise and protect brand awareness. We also introduced a number of promotions in an effort to increase demand.

In the first half of 2015, we experienced slight attendance growth when compared to the first half of 2014 primarily due to an improvement in demand at most of our parks due to increased promotional offerings, strong passholder visitation and consumer event programs, along with favorable weather in Florida. These factors were largely offset by the impact of reduced attendance in Texas, mainly related to record levels of rainfall during the period and reduced attendance in California, primarily related to brand challenges. Looking ahead, we remain cautious as we recognize that fully resolving our brand challenges in California requires sustained focus and commitment and the competitive pressures in Florida will take time and investment to address. We expect our marketing and reputation campaigns will be long-term in nature. Both attendance and total revenue per capita at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition, results of operations and cash flows.

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

Results of Operations

The following discussion provides an analysis of our operating results for the three and six months ended June 30, 2015 and 2014. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table presents key operating and financial information for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended
	June 30,
	2015	2014
	(Unaudited, in thousands, except per capita data)
Summary financial data:
Net revenues:
Admissions	$238,451	$249,263
Food, merchandise and other	153,165	155,888

Total revenues	391,616	405,151

Costs and expenses:
Cost of food, merchandise and other revenues	31,112	33,651
Operating expenses (exclusive of depreciation and amortization shown separately below)	191,202	189,190
Selling, general and administrative	73,320	58,564
Restructuring and other related costs	122	—
Secondary offering costs	—	73
Depreciation and amortization	50,110	43,086

Total costs and expenses	345,866	324,564

Operating income	45,750	80,587
Other expense (income), net	209	(45)
Interest expense	15,732	20,526
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	20,348	—

Income before income taxes	9,461	60,106
Provision for income taxes	3,652	22,700

Net income	$5,809	$37,406

Other data:
Attendance	6,478	6,584

Total revenue per capita	$60.45	$61.54

Admissions revenue. Admissions revenue for the three months ended June 30, 2015 decreased $10.8 million (4.3%) to $238.5 million as compared to $249.3 million for the three months ended June 30, 2014. The decrease in admissions revenue was a result of a 2.8% decrease in admission per capita to $36.81 from $37.86 in the second quarter of 2014 along with a 1.6% decrease in attendance when compared to the second quarter of 2014. The decline in admission per capita relates primarily to an increase in promotional offerings and passholder visitation along with an unfavorable change in the park attendance mix for the quarter. Attendance declined in the second quarter of 2015 due to the timing of Easter which caused a shift in the spring break holiday period for some schools in our key source markets. Also contributing to the decline was reduced attendance in Texas, primarily related to record levels of rainfall during the quarter along with reduced attendance in California, primarily related to brand challenges. The impact of these factors was partially offset by improvement in demand at our other park locations. We attribute the improvement in demand to increased promotional offerings, strong passholder visitation and our consumer event programs during the period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2015 decreased by $2.7 million (1.7%) to $153.2 million as compared to $155.9 million for the three months ended June 30, 2014. This decrease was primarily a result of a 1.6% decrease in total attendance. In-park per capita spending remained relatively flat at $23.64 in the second quarter of 2015 compared to $23.68 in the second quarter of 2014, a decrease of 0.2%.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2015 decreased $2.5 million (7.5%) to $31.1 million as compared to $33.7 million for the three months ended June 30, 2014. These costs represent 20.3% and 21.6% of the related revenue earned for the three months ended June 30, 2015 and 2014, respectively. The decrease as a percent of related revenue primarily results from the impact of cost reduction initiatives including leveraged buying efforts.

Operating expenses. Operating expenses for the three months ended June 30, 2015 increased $2.0 million (1.1%) to $191.2 million as compared to $189.2 million for the three months ended June 30, 2014. The increase was primarily a result of additional accrued incentive compensation cost compared to the prior year quarter offset by a decrease in other direct labor and benefit costs resulting from cost savings initiatives, including a reduction in headcount due to the Restructuring Program implemented in December 2014. Operating expenses were 48.8% of total revenues for the three months ended June 30, 2015 compared to 46.7% for the three months ended June 30, 2014.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2015 increased $14.8 million (25.2%) to $73.3 million as compared to $58.6 million for the three months ended June 30, 2014. The increase was largely related to additional marketing costs associated with our reputation campaign as well as additional third party consulting costs and, to a lesser extent, an increase in labor and benefit costs driven by incremental equity compensation expense due to new equity grants awarded in 2015. As a percentage of total revenue, selling, general and administrative expenses were 18.7% in the second quarter of 2015 compared to 14.5% in the second quarter of 2014.

Restructuring and other related costs. Restructuring and other related costs for the three months ended June 30, 2015 represent salaries and severance for individuals with continuing service obligations, which were impacted by the Restructuring Program announced in December 2014.

Secondary offering costs. On April 9, 2014 the selling stockholders completed an underwritten secondary offering of our common stock. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering. In connection with this secondary offering, we incurred fees and expenses of $0.1 million in the three months ended June 30, 2014.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2015 increased $7.0 million (16.3%) to $50.1 million as compared to $43.1 million for the three months ended June 30, 2014 due primarily to approximately $5.0 million of accelerated deprecation related to the closure of the Gwazi wooden rollercoaster at our Busch Gardens Tampa park along with additional depreciation due to the impact of new asset additions, offset by fully depreciated assets and asset retirements.

Interest expense. Interest expense for the three months ended June 30, 2015 decreased $4.8 million (23.4%) to $15.7 million as compared to $20.5 million for the three months ended June 30, 2014 due to the redemption of the 11.0% Senior Notes in April 2015, offset partially by interest related to the new Term B-3 loans. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $20.3 million for the three months ended June 30, 2015 relates to a $14.3 million premium paid for the early redemption of $260.0 million of our Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Provision for income taxes. The Company reported a provision for income taxes in the three months ended June 30, 2015 of $3.7 million compared to a provision of $22.7 million for the three months ended June 30, 2014. The decrease primarily results from a lower pretax income in the second quarter of 2015 compared to the second quarter of 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table presents key operating and financial information for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended
	June 30,
	2015	2014
	(Unaudited, in thousands, except per capita data)
Summary financial data:
Net revenues:
Admissions	$375,291	$386,649
Food, merchandise and other	230,917	230,792

Total revenues	606,208	617,441

Costs and expenses:
Cost of food, merchandise and other revenues	47,015	50,411
Operating expenses (exclusive of depreciation and amortization shown separately below)	345,013	357,102
Selling, general and administrative	124,398	103,640
Restructuring and other related costs	267	—
Secondary offering costs	—	747
Depreciation and amortization	93,964	84,362

Total costs and expenses	610,657	596,262

Operating (loss) income	(4,449)	21,179
Other expense (income), net	470	(28)
Interest expense	35,910	40,230
Loss on early extinguishment of debt and write-off of discounts and deferred financing costs	20,348	—

Loss before income taxes	(61,177)	(19,023)
Benefit from income taxes	(23,388)	(7,212)

Net loss	$(37,789)	$(11,811)

Other data:
Attendance	9,692	9,629

Total revenue per capita	$62.55	$64.12

Admissions revenue. Admissions revenue for the six months ended June 30, 2015 decreased $11.4 million (2.9%) to $375.3 million as compared to $386.6 million for the six months ended June 30, 2014. The decrease in admissions revenue was a result of a 3.6% decrease in admission per capita to $38.72 in the first half of 2015 from $40.15 in the first half of 2014 slightly offset by a 0.7% increase in attendance when compared to the first six months of 2014. The decline in admission per capita relates primarily to an increase in promotional offerings and passholder visitation along with an unfavorable change in the park attendance mix compared to the prior year period. When compared to the prior year period, attendance in the first half of 2015 primarily benefited from an improvement in demand at most of our parks due to increased promotional offerings, strong passholder visitation and our consumer event programs during the period along with improved weather in Florida. The favorable effect of these factors was largely offset by reduced attendance in Texas, mainly related to record levels of rainfall, and reduced attendance in California, primarily related to brand challenges.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2015 increased by $0.1 million (0.1%) to $230.9 million as compared to $230.8 million for the six months ended June 30, 2014. This increase was primarily a result of a 0.7% increase in total attendance, which was slightly offset by a decrease in in-park per capita spending to $23.83 in the first half of 2015 from $23.97 in the first half of 2014.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2015 decreased $3.4 million (6.7%) to $47.0 million as compared to $50.4 million for the six months ended June 30, 2014. These costs represent 20.4% and 21.8% of the related revenue earned for the six months ended June 30, 2015 and 2014, respectively. The decrease as a percent of related revenue primarily results from the impact of cost reduction initiatives including leveraged buying efforts.

Operating expenses. Operating expenses for the six months ended June 30, 2015 decreased $12.1 million (3.4%) to $345.0 million as compared to $357.1 million for the six months ended June 30, 2014. The decrease was primarily a result of cost savings initiatives including a reduction in headcount resulting from the Restructuring Program implemented in December 2014 and a decrease in entertainment-related costs due primarily to reduced show offerings in the first half of 2015. Operating expenses were 56.9% of total revenues for the six months ended June 30, 2015 compared to 57.8% for the six months ended June 30, 2014.

Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2015 increased $20.8 million (20.0%) to $124.4 million as compared to $103.6 million for the six months ended June 30, 2014. The increase was largely related to additional marketing costs associated with our reputation campaign along with an increase in third party consulting costs as well as an increase in equity compensation expense due to new equity grants awarded in 2015. As a percentage of total revenue, selling, general and administrative expenses were 20.5% in the six months ended June 30, 2015 compared to 16.8% in the six months ended June 30, 2014.

Restructuring and other related costs. Restructuring and other related costs for the six months ended June 30, 2015 represent salaries and severance for individuals with continuing service obligations, which were impacted by the Restructuring Program announced in December 2014.

Secondary offering costs. On April 9, 2014 the selling stockholders completed an underwritten secondary offering of our common stock. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering. In connection with this secondary offering, we incurred fees and expenses of $0.7 million in the six months ended June 30, 2014.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2015 increased $9.6 million (11.4%) to $94.0 million as compared to $84.4 million for the six months ended June 30, 2014 due primarily to approximately $5.0 million of accelerated depreciation related to the closure of the Gwazi wooden rollercoaster at our Busch Gardens Tampa park along with additional depreciation due to the impact of new asset additions, offset by fully depreciated assets and asset retirements.

Interest expense. Interest expense for the six months ended June 30, 2015 decreased $4.3 million (10.7%) to $35.9 million as compared to $40.2 million for the six months ended June 30, 2014 due to the redemption of the 11.0% Senior Notes in April 2015, offset partially by interest related to the new Term B-3 loans. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $20.3 million for the six months ended June 30, 2015 relates to a $14.3 million premium paid for the early redemption of $260.0 million of our Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Benefit from income taxes. The Company reported a benefit from income taxes in the six months ended June 30, 2015 of $23.4 million compared to a benefit of $7.2 million for the six months ended June 30, 2014. The additional benefit results from a higher pretax loss in the first half of 2015 compared to the first half of 2014.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and common stock dividends. As of June 30, 2015, we had a working capital deficit of approximately $155.0 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

Dividends

The Company’s Board of Directors (the “Board”) has adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. Dividends paid to stockholders were $36.3 million in the six months ended June 30, 2015, related primarily to dividend declarations to stockholders of record as of January 13 and March 13, 2015. On July 1, 2015, an additional $18.1 million in dividends were paid related to a dividend declaration to stockholders of record as of June 22, 2015. The amount and timing of any future dividends payable on our common stock is within the sole discretion of the Board. The Company expects that for tax purposes, a portion of the dividends paid in 2015 will be treated as a return of capital to stockholders.

Approximately $0.3 million of dividends declared through June 30, 2015 relate to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved and will be paid if the awards vest in accordance with their terms. Dividends on certain performance-vesting restricted share awards which are not considered probable of vesting were approximately $5.3 million and will accumulate and be paid only if and to the extent the shares vest in accordance with their terms.

See Note 12–Stockholders’ Equity to our unaudited condensed consolidated financial statements for further details on our dividend activity and the “Covenant Compliance” section which follows for further details on covenants that could restrict our ability to make certain restricted payments, including dividend payments and share repurchases.

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

Pursuant to the Share Repurchase Program, during the fourth quarter of 2014, we repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15.0 million, leaving $235.0 million available for future repurchases under the Share Repurchase Program. In January 2015, we paid $5.7 million for settlement of shares repurchased in December 2014. No shares were repurchased in the six months ended June 30, 2015.

Other

In June 2015, we entered into five forward interest rate swap agreements (“the Forward Swaps”) to effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1.0 billion of our outstanding long-term debt. The Forward Swaps have an effective date of September 30, 2016; have a total notional amount of $1.0 billion and mature on May 14, 2020.

In April 2015, we executed a new interest rate swap agreement to effectively fix the interest rate on $250.0 million of the Term B-3 Loans under the Senior Secured Credit Facilities, as defined below. The interest rate swap has an effective date of June 30, 2015, has a notional amount of $250.0 million and is scheduled to mature on September 30, 2016. See Note 6–Long-Term Debt and Note 7–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited, in thousands)
Net cash provided by operating activities	$142,082	$133,509
Net cash used in investing activities	(83,713)	(94,076)
Net cash used in financing activities	(49,344)	(93,268)

Net increase (decrease) in cash and cash equivalents	$9,025	$(53,835)

Cash Flows from Operating Activities

Net cash provided by operating activities was $142.1 million during the six months ended June 30, 2015 as compared to $133.5 million during the six months ended June 30, 2014. The change in net cash provided by operating activities was impacted by favorable changes in our working capital accounts, offset by the change in pretax loss.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the six months ended June 30, 2015 consisted primarily of capital expenditures of $83.5 million largely related to future attractions. Net cash used in investing activities during the six months ended June 30, 2014 consisted primarily of $93.8 million of capital expenditures largely related to attractions that opened later in 2014.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2015 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2015 was primarily attributable to $267.7 million in repayment of long-term debt, which included the early redemption of $260.0 million of our Senior Notes, $36.3 million in cash dividends paid to common stockholders, $14.3 million paid as a redemption premium related to the Senior Notes, $5.7 million used for treasury stock purchases from December 2014 that settled in January 2015, and $4.6 million paid in debt issuance costs related to the new Term B-3 Loans, offset by $280.0 million in proceeds from the issuance of the Term B-3 Loans under the Senior Secured Credit Facilities, as defined below.

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

Senior Secured Credit Facilities

SeaWorld Parks and Entertainment, Inc. (“SEA”) is the borrower under our senior secured credit facilities (the “Senior Secured Credit Facilities”) pursuant to a credit agreement dated as of December 1, 2009, by and among SEA, as borrower, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender and the other agents and lenders party thereto, as the same may be amended, restated, supplemented or modified from time to time. Also on December 1, 2009, SEA issued $400,000 aggregate principal amount of unsecured senior notes which were due December 1, 2016 (the “Senior Notes”).

On March 30, 2015, SEA entered into an incremental term loan amendment, Amendment No. 7 (the “Incremental Amendment”) to its existing Senior Secured Credit Facilities. On April 7, 2015, SEA borrowed $280.0 million of additional term loans (the “Term B-3 Loans”) pursuant to the Incremental Amendment. The proceeds, along with cash on hand, were used to redeem all of the $260.0 million outstanding principal of the Senior Notes at a redemption price of 105.5% plus accrued and unpaid interest and pay fees, costs and other expenses in connection with the Term B-3 Loans. The redemption premium of $14.3 million along with a write-off of approximately $6.0 million in related discounts and debt issuance costs is included in the loss on early extinguishment of debt and write-off of discounts and debt issuance costs on the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015.

As of June 30, 2015, our Senior Secured Credit Facilities consisted of a $1,345.4 million senior secured term loan facility (the “Term B-2 Loans”), and $279.3 million in Term B-3 Loans which will mature on May 14, 2020 along with a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon as of June 30, 2015. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of June 30, 2015, SEA had approximately $18.0 million of outstanding letters of credit, leaving approximately $174.5 million available for borrowing.

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

See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details concerning our long-term debt.

Covenant Compliance

As of June 30, 2015, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

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

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of June 30, 2015, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.42 to 1.00, which results in a $120.0 million capacity for restricted payments in 2015. During the six months ended June 30, 2015, we have used approximately $54.5 million of our available restricted payments capacity. As a result, we currently have the ability to declare dividends or make certain other restricted payments in an aggregate amount of up to approximately $65.5 million for the remainder of calendar year 2015. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements.

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

The following table reconciles Adjusted EBITDA to net income (loss) for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited, in thousands)
Net income (loss)	$5,809	$37,406	$(37,789)	$(11,811)
Provision for (benefit from) income taxes	3,652	22,700	(23,388)	(7,212)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	20,348	—	20,348	—
Interest expense	15,732	20,526	35,910	40,230
Depreciation and amortization	50,110	43,086	93,964	84,362
Secondary offering costs (b)	—	73	—	747
Equity-based compensation expense (c)	1,398	573	3,251	1,335
Other adjusting items (d)	—	1,522	—	2,278
Other non-cash expenses (e)	3,120	185	4,030	1,093

Adjusted EBITDA (f)	$100,169	$126,071	$96,326	$111,022

(a)	Reflects a $14.3 million premium paid for the early redemption in April 2015 of $260.0 million of our Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs.
(b)	Reflects fees and expenses incurred in connection with the secondary offering of our common stock in April 2014. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering.
(c)	Reflects non-cash compensation expense associated with the grants of equity compensation.
(d)	Reflects certain non-recurring product and intellectual property development costs incurred in the three and six months ended June 30, 2014. The Adjusted EBITDA covenant calculations presented in the table above do not reflect certain other adjusting items incurred in the three and six months ended June 30, 2015 as described in footnote (f) below.
(e)	Reflects non-cash expenses related to miscellaneous asset write-offs and non-cash losses on derivatives.

(f)	For covenant calculation purposes under the Company’s credit agreement, the amount which the Company is able to add back to Adjusted EBITDA for restructuring and other related costs and certain other adjusting items, including product and intellectual property development costs, is limited to $10.0 million for any four consecutive quarters (with certain unused amounts carried over from the prior fiscal year). Due to these limitations, the Adjusted EBITDA covenant calculations presented in the table above do not reflect $0.1 million and $0.3 million related to restructuring and other related costs in the three and six months ended June 30, 2015, respectively, and $0.6 million and $1.2 million of product and intellectual property development costs incurred in the three and six months ended June 30, 2015, respectively.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K other than the long-term debt and interest obligations due to our subsequent borrowings of Term B-3 Loans and redemption of our Senior Notes on April 7, 2015. As a result of these changes, our long-term debt obligations as of June 30, 2015, not including any possible prepayments are as follows for the less than one year, 1-3 year, and 3-5 year periods, respectively (in thousands): $16,850; $33,700; and $1,574,163. Our estimated future interest payments for our Senior Secured Credit Facilities based on interest rates in effect at June 30, 2015 are as follows for the less than one year, 1-3 year, and 3-5 year periods, respectively (in thousands): $55,272; $132,596; and $123,398. Interest obligations also include letter of credit and commitment fees for the used and unused portions of our Revolving Credit Facility. See Note 6-Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $3.3 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at June 30, 2015, approximately $1,250.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $374.7 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $2.4 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court 36 for the Southern District of California against the Company, the Chairman of our Board of Directors, certain of our executive officers and Blackstone. On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board of Directors, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings. The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief. Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, we and the other defendants filed a motion to dismiss the amended complaint. The plaintiffs filed an opposition to our motion to dismiss on July 31, 2015. Our reply is due on September 18, 2015. We believe that the class action lawsuit is without merit and we intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of our Board of Directors, certain of our executive officers, directors and shareholders, and Blackstone. The Company is a “Nominal Defendant” in the lawsuit. On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants. The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price. We do not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit. The lawsuit does not assert any claims against us. Our status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on our behalf. On May 21, 2015, the defendants filed a motion to stay the lawsuit pending resolution of the Company’s securities class action lawsuit. Plaintiff has opposed defendants’ motion to stay, which is currently pending before the court. On June 29, 2015, the defendants filed a motion to dismiss the amended complaint.

Consumer Class Action Lawsuits

On March 25, 2015, a purported class action was filed in the United States District Court for the Southern District of California against the Company, captioned Holly Hall v. SeaWorld Entertainment, Inc., Case No. 3:15-cv-00600-CAB-RBB (the “Hall Matter”). The complaint identifies three putative classes consisting of all consumers nationwide who at any time during the four-year period preceding the filing of the original complaint, purchased an admission ticket, a membership or a SeaWorld “experience” that includes an “orca experience” from the SeaWorld amusement park in” San Diego, California, Orlando, Florida or San Antonio, Texas respectively. The complaint alleges causes of action under California Unfair Competition Law, California Consumers Legal Remedies Act, California False Advertising Law, California Deceit statute, Florida Unfair and Deceptive Trade Practices Act, Texas Deceptive Trade Practices Act, as well as claims for Unjust Enrichment. Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members. The complaint further alleges that the specific misrepresentations heard and relied upon by Holly Hall, the sole named plaintiff, in purchasing her SeaWorld tickets concerned the circumstances surrounding the death of a SeaWorld trainer. The complaint seeks actual damages, equitable relief, attorney’s fees and costs. Plaintiff claims that the amount in controversy exceeds $5.0 million, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all). The case is in the preliminary stages and a response to the complaint has not yet been filed.

In addition, four other purported class actions were filed against us and our affiliates in the following federal courts on April 9, 2015, April 16, 2015, April 17, 2015 and May 7, 2015, respectively: (i) the United States District Court for the Middle District of Florida, captioned Joyce Kuhl v. SeaWorld LLC et al., 6:15-cv-00574-ACC-GJK, (ii) the United States District Court for the Southern District of California, captioned Jessica Gaab, et. al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-842-CAB-RBB (the “Gaab Matter”) (iii) the United States District Court for the Western District of Texas, captioned Elaine Salazar Browne v. SeaWorld of Texas LLC et al., 5:15-cv-00301-XR and (iv) the United States District Court for the Southern District of California, captioned Valerie Simo et al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-1022-CAB-RBB (the “Simo Matter”). These cases, in essence, reiterate the claims made and relief sought in the Hall Matter. On May 1, 2015, the cases in Florida and Texas were voluntarily dismissed without prejudice by the respective plaintiffs.

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks and Entertainment, Inc. captioned Marc Anderson, et. al., v. SeaWorld Parks and Entertainment, Inc., Case No. CGC-15-545292 (the “Anderson Matter”). The putative class consists of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego. On May 11, 2015, the plaintiffs filed a First Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California Consumers Legal Remedies Act. Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members. The Amended Complaint seeks actual damages, equitable relief, attorneys’ fees and costs. Based on Plaintiff’s definition of the class, the amount in controversy exceeds $5.0 million, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all). On May 14, 2015, we removed the case to the United States District Court for the Northern District of California, Case No. 15:cv-2172-SC. The case is in the preliminary stages and a response to the Amended Complaint has not yet been filed. On May 19, 2015, the plaintiffs filed a motion to remand. This motion is set for hearing on August 28, 2015.

On May 14, 2015, we filed a motion before the Judicial Panel on Multidistrict Litigation to have the Hall, Gaab, Simo, and Anderson Matters centralized and transferred to the Middle District of Florida, Orlando Division. The hearing on our motion to transfer was held on July 30, 2015 and on August 5, 2015 the Judicial Panel denied our motion. We believe that these consumer class action lawsuits are without merit and we intend to defend these lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

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

The Company had no unregistered sales of equity securities during the second quarter of 2015. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ending	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2015	April 30, 2015	41,262	$20.00	—	$235,000,000
May 1, 2015	May 31, 2015	243	$21.61	—	235,000,000
June 1, 2015	June 30, 2015	37	$21.39	—	235,000,000

		41,542	$20.01	—	$235,000,000

(1)	All purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

(2)	There were no share repurchases under the Share Repurchase Program during the six months ended June 30, 2015.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: August 7, 2015	By:	/s/ Marc G. Swanson
Marc G. Swanson
Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1	Joinder Agreement, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as administrative agent and collateral agent, to the Credit Agreement, dated as of December 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.2	Supplement No. 2, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as collateral agent, to the Security Agreement, dated as of December 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.3†	Restricted Stock Grant Notice and Restricted Stock Agreement (Employees – Time-Based Shares), dated April 7, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10. 4†	Option Grant Notice and Option Agreement (Employees – Time-Based Options), dated April 7, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Filed herewith.

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