Form 10-Q
period 2015-09-30
SeaWorld Entertainment, Inc.
filed 2015-11-06
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One:)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had outstanding 89,627,620 shares of Common Stock, par value $0.01 per share as of November 2, 2015.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe that there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

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

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$119,651	$43,906
Accounts receivable, net	48,534	37,002
Inventories	32,267	33,134
Prepaid expenses and other current assets	18,078	20,894
Deferred tax assets, net	7,268	7,268

Total current assets	225,798	142,204
Property and equipment, at cost	2,706,758	2,612,052
Accumulated depreciation	(993,668)	(867,421)

Property and equipment, net	1,713,090	1,744,631
Goodwill	335,610	335,610
Trade names/trademarks, net	163,091	164,188
Other intangible assets, net	22,037	24,525
Other assets	15,772	11,313

Total assets	$2,475,398	$2,422,471

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,182	$88,279
Current maturities on long-term debt	16,850	14,050
Accrued salaries, wages and benefits	15,600	19,068
Deferred revenue	98,101	79,367
Dividends payable	18,396	172
Other accrued expenses	20,669	20,149

Total current liabilities	248,798	221,085
Long-term debt, net of debt issuance costs of $14,563 and $20,003 as of September 30, 2015 and December 31, 2014, respectively	1,581,309	1,569,400
Deferred tax liabilities, net	57,423	31,760
Other liabilities	47,163	20,691

Total liabilities	1,934,693	1,842,936

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 90,305,888 and 90,191,100 shares issued at September 30, 2015 and December 31, 2014, respectively	903	902
Additional paid-in capital	623,044	655,471
Accumulated other comprehensive loss	(15,843)	(483)
Retained earnings	57,472	33,516
Treasury stock, at cost; 4,941,938 and 4,105,970 shares at September 30, 2015 and December 31, 2014, respectively	(124,871)	(109,871)

Total stockholders’ equity	540,705	579,535

Total liabilities and stockholders’ equity	$2,475,398	$2,422,471

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
Admissions	$304,626	$306,495	$679,917	$693,144
Food, merchandise and other	192,313	189,339	423,230	420,131

Total revenues	496,939	495,834	1,103,147	1,113,275

Costs and expenses:
Cost of food, merchandise and other revenues	36,959	38,219	83,974	88,630
Operating expenses (exclusive of depreciation and amortization shown separately below)	196,931	200,891	541,944	557,993
Selling, general and administrative	47,684	49,242	172,082	152,882
Restructuring and other related costs	—	1,196	267	1,196
Secondary offering costs	—	—	—	747
Depreciation and amortization	44,505	44,371	138,469	128,733

Total costs and expenses	326,079	333,919	936,736	930,181

Operating income	170,860	161,915	166,411	183,094
Other expense (income), net	41	(56)	511	(84)
Interest expense	15,019	20,857	50,929	61,087
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	461	20,348	461

Income before income taxes	155,800	140,653	94,623	121,630
Provision for income taxes	57,850	53,477	34,462	46,265

Net income	$97,950	$87,176	$60,161	$75,365

Other comprehensive income:
Unrealized (loss) gain on derivatives, net of tax	(10,740)	1,087	(15,360)	7

Comprehensive income	$87,210	$88,263	$44,801	$75,372

Earnings per share:
Net income per share, basic	$1.14	$1.01	$0.70	$0.86

Net income per share, diluted	$1.14	$1.00	$0.70	$0.86

Weighted average common shares outstanding:
Basic	86,006	86,715	86,096	87,329

Diluted	86,100	87,024	86,207	87,648

Cash dividends declared per share:
Cash dividends declared per share	$0.21	$0.21	$0.84	$0.62

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In thousands, except share and per share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at December 31, 2014	90,191,100	$902	$655,471	$33,516	$(483)	$(109,871)	$579,535
Equity-based compensation	—	—	4,800	—	—	—	4,800
Unrealized loss on derivatives, net of tax benefit of $8,799	—	—	—	—	(15,360)	—	(15,360)
Vesting of restricted shares	156,733	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(41,945)	—	(838)	—	—	—	(838)
Cash dividends declared to stockholders ($0.84 per share)	—	—	(36,388)	(36,205)	—	—	(72,593)
Repurchase of 835,968 shares of treasury stock, at cost	—	—	—	—	—	(15,000)	(15,000)
Net income	—	—	—	60,161	—	—	60,161

Balance at September 30, 2015	90,305,888	$903	$623,044	$57,472	$(15,843)	$(124,871)	$540,705

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$60,161	$75,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,469	128,733
Amortization of debt issuance costs and discounts	5,170	7,068
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	20,348	461
Loss on sale or disposal of assets	4,334	1,694
Loss on derivatives	288	—
Deferred income tax provision	34,462	45,356
Equity-based compensation	4,800	1,905
Changes in assets and liabilities:
Accounts receivable	(15,097)	(3,091)
Inventories	556	(557)
Prepaid expenses and other current assets	3,195	1,890
Accounts payable	(1,771)	(3,746)
Accrued salaries, wages and benefits	(3,468)	(11,595)
Deferred revenue	22,608	9,191
Other accrued expenses	6,510	14,162
Other assets and liabilities	(645)	3,103

Net cash provided by operating activities	279,920	269,939

Cash Flows From Investing Activities:
Capital expenditures	(117,129)	(122,809)
Change in restricted cash	(379)	(373)
Acquisition of intangible assets	—	(1,900)

Net cash used in investing activities	(117,508)	(125,082)

Cash Flows From Financing Activities:
Proceeds from the issuance of debt	280,000	—
Repayment of long-term debt	(271,938)	(42,025)
Proceeds from draw on revolving credit facility	45,000	40,000
Repayment of revolving credit facility	(45,000)	(40,000)
Dividends paid to stockholders	(54,370)	(53,639)
Debt issuance costs	(4,571)	—
Redemption premium payment	(14,300)	—
Purchase of treasury stock	(20,650)	(50,708)
Payment of tax withholdings on equity-based compensation through shares withheld	(838)	(134)

Net cash used in financing activities	(86,667)	(146,506)

Change in Cash and Cash Equivalents	75,745	(1,649)
Cash and Cash Equivalents—Beginning of period	43,906	116,841

Cash and Cash Equivalents—End of period	$119,651	$115,192

Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$18,404	$13,616

Dividends declared, but unpaid	$18,396	$18,647

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

Segment Reporting

The Company maintains discrete financial information for each of its eleven theme parks, which is used by the Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer, as a basis for allocating resources. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics. In addition, all of the theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target similar consumer groups. Accordingly, based on these economic and operational similarities and the way the CODM monitors and makes decisions affecting the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2015 presentation, in particular debt issuance costs, which were previously included in other assets in the unaudited condensed consolidated balance sheets, have been reclassified to long-term debt as a result of the adoption of a new Accounting Standards Update (“ASU”). See Note 2—Recently Issued Accounting Pronouncements for further details. In addition, $1,196 of restructuring and other related costs, which were previously included in selling, general and administrative expenses during the three and nine month periods ended September 30, 2014, but were reclassified in the fourth quarter of 2014 to separately disclose such costs, are reflected in restructuring and other related costs in the accompanying unaudited condensed consolidated statement of comprehensive income to be consistent. These costs relate primarily to third party consulting costs associated with the development of the Company’s cost savings plan.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset. Debt disclosures include the face amount of the debt liability and the effective interest rate. This ASU requires retrospective adoption and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted. The Company elected to early adopt this ASU as of June 30, 2015. The ASU has been applied retrospectively as a change in accounting principle for all periods presented in the accompanying unaudited condensed consolidated balance sheets. As a result of adopting this ASU, the Company reclassified $20,003 of unamortized debt issuance costs at December 31, 2014, from other assets to long-term debt on the accompanying unaudited condensed consolidated balance sheet. The adoption of this ASU did not impact the Company’s consolidated results of operations, stockholders’ equity or cash flows. Furthermore, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU expands on the guidance set forth in ASU 2015-03 and clarifies that an entity may elect to present debt issuance costs related to line-of-credit arrangements as an asset which is subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The Company has elected to record debt issuance costs related to its senior secured revolving credit facility as a deduction to long-term debt on the accompanying unaudited condensed consolidated balance sheets and to amortize the debt issuance costs over the term of the arrangement. See Note 6—Long-Term Debt for further details.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017 using one of two retrospective application methods with earlier adoption permitted for annual periods beginning after December 15, 2016. The Company has not yet selected a transition method and is evaluating the accounting and disclosure requirements on its consolidated financial statements but does not currently anticipate a material impact upon adoption; however, the Company is in the process of evaluating the effect this ASU will have on the classification of revenue and related disclosures.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$97,950	86,006	$1.14	$87,176	86,715	$1.01	$60,161	86,096	$0.70	$75,365	87,329	$0.86
Effect of dilutive incentive-based awards		94			309			111			319

Diluted earnings per share	$97,950	86,100	$1.14	$87,176	87,024	$1.00	$60,161	86,207	$0.70	$75,365	87,648	$0.86

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

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 2,463,000 and 27,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share during the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, there were approximately 1,599,000 and 21,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively.

The Company’s outstanding performance share awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share as the performance criteria has not been met as of the end of the reporting period. See further discussion in Note 11–Equity-Based Compensation.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2015 was 37.1% and 36.4%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2014 was 38.0%, and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

5. OTHER ACCRUED EXPENSES

Other accrued expenses at September 30, 2015 and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
Accrued property taxes	$11,089	$2,039
Accrued interest	362	2,604
Self-insurance reserve	7,207	7,800
Other	2,011	7,706

Total other accrued expenses	$20,669	$20,149

6. LONG-TERM DEBT

Long-term debt as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Term B-2 Loans (effective interest rate of 3.26% at September 30, 2015 and December 31, 2014)	$1,341,900	$1,352,438
Term B-3 Loans (effective interest rate of 4.33% at September 30, 2015)	278,600	—
Revolving Credit Facility	—	—
Senior Notes (effective interest rate of 12.07% at December 31, 2014)	—	260,000

Total long-term debt	1,620,500	1,612,438
Less discounts	(7,778)	(8,985)
Less debt issuance costs	(14,563)	(20,003)
Less current maturities	(16,850)	(14,050)

Total long-term debt, net	$1,581,309	$1,569,400

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement dated as of December 1, 2009 (the “Senior Secured Credit Facilities”). Also on December 1, 2009, SEA issued $400,000 aggregate principal amount of unsecured senior notes due December 1, 2016 (the “Senior Notes”).

On March 30, 2015, SEA entered into an incremental term loan amendment, Amendment No. 7 (the “Incremental Amendment”), to its existing Senior Secured Credit Facilities. On April 7, 2015, SEA borrowed $280,000 of additional term loans (the “Term B-3 Loans”) pursuant to the Incremental Amendment. The proceeds, along with cash on hand, were used to redeem all of the $260,000 outstanding principal of the Senior Notes at a redemption price of 105.5% plus accrued and unpaid interest and pay fees, costs and other expenses in connection with the Term B-3 Loans. The redemption premium of $14,300 along with a write-off of approximately $6,048 in related discounts and debt issuance costs is included in the loss on early extinguishment of debt and write-off of discounts and debt issuance costs on the accompanying unaudited condensed consolidated statements of comprehensive income for the nine months ended September 30, 2015.

In connection with the issuance of the Term B-3 Loans, SEA recorded a discount of $1,400 and debt issuance costs of $3,171 during the nine months ended September 30, 2015. Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying unaudited condensed consolidated balance sheets. Unamortized debt issuance costs and discounts for the Term B-2 Loans, Term B-3 Loans and senior secured revolving credit facility (the “Revolving Credit Facility”) were $15,583, $4,110 and $2,648, respectively, at September 30, 2015. Unamortized debt issuance costs and discounts for the Term B-2 Loans, Senior Notes and Revolving Credit Facility were $18,205, $6,921 and $3,862, respectively at December 31, 2014. See Note 2–Recently Issued Accounting Pronouncements for more details on the Company’s adoption of ASU 2015-03 in the second quarter of 2015.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As of September 30, 2015, SEA was in compliance with all covenants in the provisions contained in the documents governing the Senior Secured Credit Facilities.

Senior Secured Credit Facilities

As of September 30, 2015, the Senior Secured Credit Facilities consisted of $1,341,900 in Term B-2 Loans and $278,600 in Term B-3 Loans, which will mature on May 14, 2020, along with a $192,500 Revolving Credit Facility, which was not drawn upon as of September 30, 2015. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans.

The Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on May 14, 2013, with the balance due on the final maturity date, of May 14, 2020. The Term B-3 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-3 Loans on the date of effectiveness of the Incremental Amendment, with the balance due on the final maturity date of May 14, 2020. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans and other than a prepayment premium on voluntary prepayments of Term B-3 Loans in connection with certain repricing transactions on or prior to the date that is six months after the effectiveness of the Incremental Amendment.

SEA is required to prepay the outstanding Term B-2 and Term B-3 loans, subject to certain exceptions, with (i) 50% of SEA’s annual “excess cash flow” (with step-downs to 25% and 0%, as applicable, based upon achievement by SEA of a certain total net leverage ratio), subject to certain exceptions; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or other dispositions subject to reinvestment rights and certain exceptions; and (iii) 100% of the net cash proceeds of any incurrence of debt by SEA or any of its restricted subsidiaries, other than debt permitted to be incurred or issued under the Senior Secured Credit Facilities.

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. There were no mandatory prepayments during the three or nine months ended September 30, 2015 or 2014 since none of the events indicated above occurred. On September 30, 2014, the Company made a voluntary principal repayment of approximately $31,500 on the Term B-2 Loans with available cash on hand. Subsequent to September 30, 2015, the Company made a voluntary principal repayment of approximately $30,000 on the Term B-3 Loans with available cash on hand.

SEA may also increase and/or add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $350,000. SEA may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the First Lien Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, is no greater than 3.50 to 1.00.

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a total net leverage ratio equal to or less than 3.25 to 1.00. At September 30, 2015, SEA selected the LIBOR rate (interest rate of 3.00% at September 30, 2015).

Term B-3 Loans

Borrowings of Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-3 Loans is 2.25%, in the case of base rate loans, and 3.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. At September 30, 2015, SEA selected the LIBOR rate (interest rate of 4.00% at September 30, 2015).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Revolving Credit Facility

Borrowings of loans under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1%, and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At September 30, 2015, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable LIBOR margin of 2.50%.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

As of September 30, 2015, SEA had approximately $18,000 of outstanding letters of credit, leaving approximately $174,500 available for borrowing.

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

As of September 30, 2015, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.13 to 1.00, which results in the Company having a $120,000 capacity for restricted payments in 2015. During the nine months ended September 30, 2015, the Company has used approximately $87,700 of its available restricted payments capacity. As a result, under the Senior Secured Credit Facilities, the Company currently has the ability to declare dividends or make certain other restricted payments in an aggregate amount of up to approximately $32,300 for the remainder of calendar year 2015. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth above.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Long-term debt at September 30, 2015, is repayable as follows and does not include the impact of any future prepayments:

Years Ending December 31,
2015	$4,213
2016	16,850
2017	16,850
2018	16,850
2019	16,850
Thereafter	1,548,887

Total	$1,620,500

Interest Rate Swap Agreements

As of September 30, 2015, SEA has four traditional interest rate swap agreements (collectively, the “Interest Rate Swap Agreements”). Three of the interest rate swap agreements have a combined notional amount of $1,000,000; mature on September 30, 2016; require the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; pay swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of March, June, September and December through maturity.

In April 2015, the Company executed the fourth traditional interest rate swap agreement to effectively fix the interest rate on $250,000 of the Term B-3 Loans. The interest rate swap became effective on June 30, 2015; has a notional amount of $250,000; is scheduled to mature on September 30, 2016; requires the Company to pay a fixed rate of interest of 0.901% per annum; pays swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and has interest settlement dates occurring on the last day of September, December, March and June through maturity.

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

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes and the Interest Rate Swap Agreements was $49,681 and $49,133 for the nine month period ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

During the three and nine months ended September 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of September 30, 2015, the Company had four outstanding interest rate swap agreements with a combined notional value of $1,250,000 and five forward interest rate swap agreements with a combined notional value of $1,000,000 that were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015, a loss of $1 and $288, respectively, related to the ineffective portion was recognized in other expense (income), net on the accompanying unaudited condensed consolidated statements of comprehensive income. There was no ineffective portion during the three or nine months ended September 30, 2014. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $3,337 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015		As of December 31, 2014
	Liability Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$2,844	Other liabilities	$628
Forward interest rate swaps	Other liabilities	22,167		—

Total derivatives designated as hedging instruments		$25,011		$628

The unrealized loss on derivatives is recorded net of a tax benefit of $8,799 for the nine months ended September 30, 2015, and is included within the unaudited condensed consolidated statements of changes in stockholders’ equity and the unaudited condensed consolidated statements of comprehensive income.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships:
(Loss) gain related to effective portion of derivatives recognized in accumulated other comprehensive loss	$(17,490)	$1,005	$(26,471)	$(1,868)
Gain related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$843	$746	$2,312	$1,879
Loss related to ineffective portion of derivatives recognized in other expense (income), net	$(1)	$—	$(288)	$—

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

As of September 30, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $27,602. As of September 30, 2015, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $27,602.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the nine months ended September 30, 2015, net of tax:

(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss:
Balance at December 31, 2014	$(483)
Other comprehensive loss before reclassifications	(16,830)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,470

Unrealized loss on derivatives, net of tax	(15,360)

Balance at September 30, 2015	$(15,843)

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-3 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of September 30, 2015 approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes were classified in Level 3 of the fair value hierarchy as of December 31, 2014 and were valued using significant inputs that are not observable in the market including a discount rate of 11.37% and projected cash flows of the underlying Senior Notes as of December 31, 2014. The Senior Notes were redeemed in full on April 7, 2015 as discussed in Note 6–Long-Term Debt.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

There were no transfers between Levels 1, 2 or 3 during the three or nine months ended September 30, 2015. The Company did not have any assets measured at fair value as of September 30, 2015. The following table presents the Company’s estimated fair value measurements and related classifications as of September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2015
Liabilities:
Derivative financial instruments (a)	$—	$25,011	$—	$25,011
Long-term obligations (b)	$—	$1,620,500	$—	$1,620,500

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $25,011.
(b)	Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $16,850 and long-term debt of $1,581,309 as of September 30, 2015.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2014. The Company did not have any assets measured at fair value as of December 31, 2014. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Liabilities:
Derivative financial instruments (a)	$—	$628	$—	$628
Long-term obligations (b)	$—	$1,352,438	$263,197	$1,615,635

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $628.
(b)	Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,569,400 as of December 31, 2014.

9. RELATED-PARTY TRANSACTIONS

On January 5, March 3, June 10, and September 16, 2015, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 13, March 13, June 22, and September 29, 2015, respectively. In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $4,095 on January 22, April 1, July 1, and October 6, 2015 (see Note 12—Stockholders’ Equity).

The Company repurchased shares of its common stock from the selling stockholders concurrently with the closing of the secondary offering in April 2014. See further discussion in Note 12—Stockholders’ Equity.

As of September 30, 2015, approximately $86,000 aggregate principal amount of Term B-2 Loans and $18,000 aggregate principal amount of Term B-3 Loans were owned by affiliates of Blackstone. As of December 31, 2014, approximately $65,000 aggregate principal amount of the Senior Notes and approximately $87,000 aggregate principal amount of Term B-2 Loans were owned by affiliates of Blackstone. The Company makes periodic interest payments on such debt in accordance with its terms. On April 7, 2015, the Senior Notes were redeemed as discussed in Note 6—Long-Term Debt.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

10. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board of Directors, certain of its executive officers and Blackstone. On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board of Directors, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings. The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief. Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed a motion to dismiss the amended complaint. The Plaintiffs filed an opposition to the motion to dismiss on July 31, 2015. The Company and the other defendants filed a reply in further support of their motion to dismiss on September 18, 2015. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of the Board of Directors, certain of the Company’s executive officers, directors and shareholders, and Blackstone. The Company is a “Nominal Defendant” in the lawsuit. On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants. The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price. The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company. The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf. On May 21, 2015, the defendants filed a motion to stay the lawsuit pending resolution of the Company’s securities class action lawsuit. On September 21, 2015, the Court granted the motion and ordered that the derivative action to be stayed in favor of the securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC).

Consumer Class Action Lawsuits

On March 25, 2015, a purported class action was filed in the United States District Court for the Southern District of California against the Company, captioned Holly Hall v. SeaWorld Entertainment, Inc., Case No. 3:15-cv-00600-CAB-RBB (the “Hall Matter”). The complaint identifies three putative classes consisting of all consumers nationwide who at any time during the four-year period preceding the filing of the original complaint, purchased an admission ticket, a membership or a SeaWorld “experience” that includes an “orca experience” from the SeaWorld amusement park in San Diego, California, Orlando, Florida or San Antonio, Texas respectively. The complaint alleges causes of action under California Unfair Competition Law, California Consumers Legal Remedies Act, California False Advertising Law, California Deceit statute, Florida Unfair and Deceptive Trade Practices Act, Texas Deceptive Trade Practices Act, as well as claims for Unjust Enrichment. Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members. The complaint further alleges that the specific misrepresentations heard and relied upon by Holly Hall in purchasing her SeaWorld tickets concerned the circumstances surrounding the death of a SeaWorld trainer. The complaint seeks actual damages, equitable relief, attorney’s fees and costs. Plaintiffs claim that the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In addition, four other purported class actions were filed against the Company and its affiliates. The first three actions were filed on April 9, 2015, April 16, 2015 and April 17, 2015, respectively, in the following federal courts: (i) the United States District Court for the Middle District of Florida, captioned Joyce Kuhl v. SeaWorld LLC et al., 6:15-cv-00574-ACC-GJK (the “Kuhl Matter”), (ii) the United States District Court for the Southern District of California, captioned Jessica Gaab, et. al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-842-CAB-RBB (the “Gaab Matter”), and (iii) the United States District Court for the Western District of Texas, captioned Elaine Salazar Browne v. SeaWorld of Texas LLC et al., 5:15-cv-00301-XR (the “Browne Matter”). On May 1, 2015, the Kuhl Matter and Browne Matter were voluntarily dismissed without prejudice by the respective plaintiffs. On May 7, 2015, plaintiffs Kuhl and Browne re-filed their claims, along with a new plaintiff Valerie Simo, in the United States District Court for the Southern District of California in an action captioned Valerie Simo et al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-1022-CAB-RBB (the “Simo Matter”). All four of these cases, in essence, reiterate the claims made and relief sought in the Hall Matter.

On August 7, 2015, the Gaab Matter and Simo Matter were consolidated with the Hall Matter, and the plaintiffs filed a First Consolidated Amended Complaint (“FAC”) on August 21, 2015. The FAC pursues the same seven causes of action as the original Hall complaint, and adds a request for punitive damages pursuant to California Consumers Legal Remedies Act. On October 5, 2015, the Company filed a motion to dismiss the FAC in its entirety. The motion will be fully briefed on November 23, 2015.

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc., Case No. CGC-15-545292 (the “Anderson Matter”). The putative class consists of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego. On May 11, 2015, the plaintiffs filed a First Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California Consumers Legal Remedies Act. Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members. The Amended Complaint seeks actual damages, equitable relief, attorneys’ fees and costs. Based on plaintiffs’ definition of the class, the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all). On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California, Case No. 15:cv-2172-SC. On May 19, 2015, the plaintiffs filed a motion to remand. On September 18, 2015, the Company filed a motion to dismiss the Amended Complaint in its entirety. The motion is fully briefed. On September 24, 2015, the Court denied plaintiffs’ motion to remand. On October 5, 2015, plaintiffs filed a motion for leave to file a motion for reconsideration of this order, and contemporaneously filed a petition for permission to appeal to the Ninth Circuit. On October 14, 2015, the district court granted plaintiffs’ motion for leave and set a deadline of October 29, 2015 for plaintiffs to file their motion for reconsideration, which plaintiffs filed on that date. The opposition to that motion is due on November 12, 2015. The petition for permission to appeal remains pending.

The Company believes that these consumer class action lawsuits are without merit and intends to defend these lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

Other Matters

The Company is a party to other various claims and legal proceedings arising in the normal course of business. From time to time, third-party groups may also bring lawsuits against the Company. Matters where an unfavorable outcome to the Company is probable and which can be reasonably estimated are accrued. Such accruals, which are not material for any period presented, are based on information known about the matters, the Company’s estimate of the outcomes of such matters, and the Company’s experience in contesting, litigating and settling similar matters. Matters that are considered reasonably possible to result in a material loss are not accrued for, but an estimate of the possible loss or range of loss is disclosed, if such amount or range can be determined. At this time, management does not expect any known claims or legal proceedings to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value. The cost, net of estimated forfeitures, is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise. The Company has granted stock options, time-vesting restricted share awards and performance-vesting restricted share awards. The Company used the Black-Scholes Option Pricing Model to value its stock options and the closing stock price on the date of grant to value both its time-vesting and performance-vesting restricted share awards granted in 2015.

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

As of September 30, 2015, there were 10,707,185 shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan. Total equity compensation expense was $1,549 and $4,800 for the three and nine months ended September 30, 2015, respectively, and $570 and $1,905 for the three and nine months ended September 30, 2014, respectively, and is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive income. Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of September 30, 2015 was approximately $24,000 which is expected to be recognized over the respective service periods.

The activity related to the Company’s time-vesting and performance-vesting share awards during the nine months ended September 30, 2015 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.25x Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2014	164,545	$11.68	—	—	—	—	1,451,453	$20.96	1,451,453	$12.61
Granted	941,994	$18.60	462,895	$18.99	79,279	$18.90	—	—	—	—
Vested	(156,733)	$14.46	—	—	—	—	—	—	—	—
Forfeited	(60,985)	$12.78	(28,955)	$18.96	(11,673)	$18.96	(80,632)	$22.90	(80,632)	$15.76

Outstanding at September 30, 2015	888,821	$18.49	433,940	$19.00	67,606	$18.89	1,370,821	$20.63	1,370,821	$11.81

The activity related to the Company’s stock option awards during the nine months ended September 30, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	—	—
Granted	2,409,282	$19.20
Forfeited	(88,144)	$18.96

Outstanding at September 30, 2015	2,321,138	$19.21	9.56	$101

Exercisable at September 30, 2015	—	—	—	—

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the nine months ended September 30, 2015 were:

Grant date fair value	$4.39
Risk- free interest rate	1.66%
Expected volatility	36.71%
Expected dividend yield	4.37%
Expected life (in years)	6.25

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

2015 Bonus Plan Grant

On March 3, 2015, the Board approved an annual bonus plan (the “2015 Bonus Plan”) for the fiscal year ending December 31, 2015 (the “Fiscal 2015”) under which certain employees are eligible to receive a bonus with respect to Fiscal 2015, payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of pre-established performance goals with respect to Adjusted EBITDA. Once actual Adjusted EBITDA is finalized for Fiscal 2015, the Bonus Performance Restricted shares vest if the performance goal is met and forfeit immediately if the performance goal is not met or if the employee terminates prior to the last day of Fiscal 2015. Subsequent grants were made on July 1 and October 7, 2015 to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees.

In accordance with ASC 718, equity compensation expense is not recorded until the performance condition is probable of being achieved. Based on the Company’s progress toward the Adjusted EBITDA performance goal, the Bonus Performance Restricted shares are not considered probable of vesting as of September 30, 2015; therefore, no equity compensation expense has been recorded related to these shares. If the performance condition is considered probable of being achieved in a subsequent period, all equity compensation expense that would have been recorded over the requisite service period had the condition been considered probable from inception, will be recorded as a cumulative catch-up at such subsequent date. Total unrecognized equity compensation expense related to the Bonus Performance Restricted shares not considered probable of vesting was approximately $8,200 as of September 30, 2015.

2015 Long-Term Incentive Plan Grant

On March 3, 2015, the Board also approved a long-term incentive plan grant (the “2015 Long-Term Incentive Plan”) for Fiscal 2015 comprised of nonqualified stock options (“Long-Term Incentive Options”), time-vesting restricted shares (“Long-Term Incentive Time Restricted shares”) and performance-vesting restricted shares (“Long-Term Incentive Performance Restricted shares”) to certain of the Company’s management and executive officers. Subsequent grants were made on July 1 and October 7, 2015 to newly hired employees based on their hire date and/or to certain promoted management and executive officers.

Long-Term Incentive Options

The Long-Term Incentive Options vest ratably over four years from the date of grant (25% per year), subject to continued employment through the applicable vesting date and will expire 10 years from the date of grant or earlier if the employee’s service terminates. The options have an exercise price per share equal to the closing price of the Company’s common stock on the date of grant. Equity compensation expense will be recognized using the straight line method for each tranche over the four year vesting period.

Long-Term Incentive Time Restricted Shares

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

Long-Term Incentive Performance Restricted Shares

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

During the nine months ended September 30, 2015, the Company awarded 202,850 Long-Term Incentive Performance Restricted shares, net of forfeitures, under the 2015 Long-Term Incentive Plan, which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined, with approximately one-third related to each respective performance period. The performance goal for the first performance period was established as of the award date on March 3, 2015, as such, for accounting purposes, 67,606 of these shares have a grant date in 2015 and a grant-date fair value per share determined using the closing price of the Company’s common stock on the date of grant. The performance targets for the second and third performance periods have not yet been set and will be determined by the Compensation Committee during the first quarter of each respective fiscal year, at which time, for accounting purposes, the grant date and respective grant-date fair value will be determined for those related shares. As the Long-Term Incentive Performance Restricted shares have both a service and a performance condition, the requisite service period over which equity compensation expense will be recognized once the performance condition is probable of achievement begins on the date of grant and extends through December 31, 2017. Based on the Company’s progress toward the Adjusted EBITDA performance goal for the first performance period, a percentage of the target performance level for the first performance period is considered probable; as such 20,281 Long-Term Incentive Performance Restricted shares related to the 2015 performance year are considered probable of vesting as of September 30, 2015. Total unrecognized equity compensation expense related to the first performance period expected to be recognized over the remaining vesting term if performance conditions continue to be probable of vesting at the current percentage of the target performance level was approximately $311 as of September 30, 2015. Unrecognized equity compensation expense related to the maximum performance level for the first performance period is an additional $890 as of September 30, 2015. Total unrecognized equity compensation expense related to the second and third performance periods has not been determined as the grant date and grant-date fair value for these awards have not yet occurred for accounting purposes, as such no expense has been recorded related to the second and third performance periods.

Other 2015 Grants

On September 8, 2015, the Company granted its new Chief Creative Officer 2,882 Bonus Performance Restricted shares, 126,689 time-vesting restricted shares and 254,452 nonqualified stock options. The time-vesting restricted shares and nonqualified stock options vest ratably over four years.

On September 1, 2015, in connection with the appointment of the Company’s new Chief Financial Officer, the Company granted 4,364 Bonus Performance Restricted shares, 116,076 time-vesting restricted shares and 134,048 nonqualified stock options to the Company’s Chief Financial Officer. Also on September 1, 2015, the Company granted 7,738 Long-Term Incentive Performance Restricted shares, 3,869 time-vesting restricted shares and 17,873 nonqualified stock options to the Company’s Chief Accounting Officer as compensation for his service as Interim Chief Financial Officer from June 1 through September 1, 2015. The time-vesting restricted shares and the nonqualified stock options vest ratably over four years.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Also during the nine months ended September 30, 2015, the Company granted 49,284 of time-vesting restricted shares to certain Board members. These shares vest ratably over a three-year term.

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

No equity compensation expense will be recorded related to the 2.25x and 2.75x Performance Restricted shares until their vesting is probable. Accordingly, no equity compensation expense has been recorded during the three and nine months ended September 30, 2015 or 2014 related to these 2.25x and 2.75x Performance Restricted shares. Total unrecognized equity compensation expense as of September 30, 2015, was approximately $28,000 and $16,000 for the 2.25x and 2.75x Performance Restricted shares, respectively.

Based on cash proceeds previously received by certain investment funds affiliated with Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock, the Company’s repurchase of shares and the cumulative dividends paid by the Company through October 6, 2015, if such funds receive additional future cash proceeds of approximately $4,100 and other vesting conditions are satisfied, the 2.25x Performance Restricted shares will vest. Similarly, if such funds receive additional future cash proceeds of approximately $432,000 and other vesting conditions are satisfied, the 2.75x Performance Restricted shares will vest. As receipt of these future cash proceeds will be primarily related to liquidity events, such as secondary offerings of stock or additional dividends paid to such funds, the shares are not considered probable of vesting until such events are consummated. If the Company’s current dividend policy remains in effect, the 2.25x Performance Restricted shares will become probable of vesting in early 2016; therefore, the accumulated dividends and equity compensation expense related to those shares will be recorded at such time accordingly.

12. STOCKHOLDERS’ EQUITY

As of September 30, 2015, 90,305,888 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 4,267,253 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 4,941,938 shares of treasury stock held by the Company.

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

In the nine months ended September 30, 2015, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
January 13, 2015	January 22, 2015	$0.21
March 13, 2015	April 1, 2015	$0.21
June 22, 2015	July 1, 2015	$0.21
September 29, 2015	October 6, 2015	$0.21

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As the Company had an accumulated deficit at the time the March 13 and June 22, 2015 dividends were declared, these dividends were accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity. Dividends declared to common stockholders were $72,593 in the nine months ended September 30, 2015. The Company expects that for tax purposes, a portion of these dividends will be treated as a return of capital to stockholders.

As of September 30, 2015, the Company had $18,396 of cash dividends recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet, of which approximately $17,900 was paid on October 6, 2015. The remainder of the dividends payable relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares carry dividend rights and therefore the dividends will be paid as the shares vest in accordance with the underlying stock compensation grants. These dividend rights will be forfeited if the shares do not vest.

Dividends on the 2.25x and 2.75x Performance Restricted shares were approximately $2,820 for each tranche and will accumulate and be paid only if and to the extent these 2.25x and 2.75x Performance Restricted shares vest in accordance with their terms. Dividends on the Bonus Performance Restricted shares were approximately $261 and will accumulate and be paid only if these shares vest in accordance with their terms. Dividends on the Long-Term Incentive Performance Restricted shares related to the first performance period were approximately $43, of which approximately $12 was recorded related to the portion of the shares considered probable of vesting. The remainder will accumulate and be paid only if the respective shares vest in accordance with their terms. The Company does not record a dividend payable when the performance conditions on the related unvested shares are not considered probable of being achieved.

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

Pursuant to the Share Repurchase Program, during the fourth quarter of 2014, the Company repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15,000. The Company paid $5,650 in January 2015 for settlement of shares repurchased in December 2014.

During the third quarter of 2015, the Company repurchased a total of 835,968 shares of common stock at an average price of $17.92 per share and a total cost of approximately $15,000, leaving $220,000 available for future repurchases under the Share Repurchase Program as of September 30, 2015.

Secondary Offerings

In April 2014, the selling stockholders completed an underwritten secondary offering of 17,250,000 shares of common stock. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. In the nine months ended September 30, 2014, the Company incurred fees and expenses of $747, in connection with the secondary offering, which is shown as secondary offering expense on the accompanying unaudited condensed consolidated statements of comprehensive income.

Concurrently with the closing of the secondary offering in April 2014, the Company repurchased 1,750,000 shares of its common stock directly from the selling stockholders in a private, non-underwritten transaction at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the secondary offering.

All of the repurchased shares from the Share Repurchase Program and shares repurchased directly from the selling stockholders during previous secondary offerings were recorded as treasury stock at a total cost of $124,871 and $109,871 as of September 30, 2015 and December 31, 2014, respectively, and are reflected as a reduction to stockholders’ equity on the accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statement of changes in stockholders’ equity.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

13. RESTRUCTURING PROGRAM

In December 2014, the Company implemented a restructuring program in an effort to centralize certain functions and reduce duplication to increase efficiencies (the “Restructuring Program”). The Restructuring Program involved the elimination of approximately 300 positions across the Company’s eleven theme parks and corporate headquarters. As a result, the Company has incurred total cumulative costs of $11,834 in pre-tax restructuring and other related costs associated with this Restructuring Program, of which $267 was incurred in the nine months ended September 30, 2015 and $1,196 was incurred in the three and nine months ended September 30, 2014 on the accompanying unaudited condensed consolidated statements of comprehensive income. The costs incurred in the three and nine months ended September 30, 2014 relate primarily to third party consulting costs associated with development of the Company’s cost savings plan and were previously included in selling, general and administrative expenses but were reclassified to restructuring and other related costs in the fourth quarter of 2014 to separately disclose such costs in the statement of comprehensive income. The Company will not incur any additional costs associated with the Restructuring Program as all continuing service obligations were completed as of June 30, 2015.

The Restructuring Program activity for the nine months ended September 30, 2015 was as follows:

Severance and Other Employment Expenses
Liability as of December 31, 2014	$7,691
Costs incurred	267
Payments made	(7,958)

Liability as of September 30, 2015	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Business Overview

We are a leading theme park and entertainment company delivering personal, interactive and educational experiences that blend imagination with nature and enable our customers to celebrate, connect with and care for the natural world we share. We own or license a portfolio of globally recognized brands, including SeaWorld, Shamu and Busch Gardens. Over our more than 50-year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection of approximately 89,000 marine and terrestrial animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. During the three months ended September 30, 2015, we hosted approximately 8.4 million guests in our theme parks, including approximately 1.2 million international guests. In the three months ended September 30, 2015, we generated total revenues of $496.9 million and net income of $98.0 million. During the nine months ended September 30, 2015, we hosted approximately 18.1 million guests in our theme parks, including approximately 2.6 million international guests. In the nine months ended September 30, 2015, we generated total revenues of $1.10 billion and net income of $60.2 million.

Key Business Metrics Evaluated by Management

Attendance

We define attendance as the number of guest visits to our theme parks. Attendance drives admissions revenue as well as total in-park spending. The level of attendance at our theme parks is a function of many factors, including the opening of new attractions and shows, competitive offerings, weather, global and regional economic conditions, and overall consumer confidence in the economy.

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•	Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 61% and 62% of our total revenue for the three and nine months ended September 30, 2015, respectively. For the third quarter of 2015, we reported $36.39 in admission per capita, representing a slight decrease of 0.2% from the third quarter of 2014. For the nine months ended September 30, 2015, we reported $37.64 in admission per capita, representing a decrease of 2.1% from the nine months ended September 30, 2014. Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day and annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing.

•	In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the three and nine months ended September 30, 2015, food, merchandise and other revenue accounted for approximately 39% and 38% of our total revenue, respectively. For the third quarter of 2015, we reported $22.97 of in-park per capita spending, an increase of 2.0% from the third quarter of 2014. For the nine months ended September 30, 2015, we reported $23.43 of in-park per capita spending, an increase of 0.6% from the nine months ended September 30, 2014. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, passholders, domestic or international guests) and the mix of in-park spending.

Trends Affecting Our Results of Operations

In 2014, we experienced negative attendance trends beginning in the second quarter which we believe resulted from a combination of factors affecting our destination parks, including negative media attention in California and a challenging competitive environment in Florida. To address our near term challenges, we adjusted our attraction and marketing plans, launched a new reputation campaign and executed a cost savings plan which is on track to deliver approximately $50.0 million of annual cost savings by the end of 2015 (the “Cost Savings Plan”). The impact of these cost reductions have been offset by normal inflationary increases in labor and other expenses and an increase in marketing spending and legal costs.

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation. Adverse publicity concerning our business generally could harm our brands, reputation and results of operations. The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity. Recently, our SeaWorld-branded parks have been the target of negative media attention, particularly in the state of California, and we believe we have experienced demand pressures in California, due to such media attention. We have introduced a number of initiatives, including new marketing and reputation campaigns to address public perceptions, share facts and correct misinformation. We also introduced a number of promotions in an effort to increase demand.

In the first nine months of 2015, we experienced slight attendance growth when compared to the prior year period primarily resulting from an improvement in demand at all but two of our park locations, due to increased promotional offerings, strong passholder visitation and additional consumer event programs, and a favorable operating schedule due to the later timing of Labor Day in 2015. The impact of these factors was largely offset by reduced attendance in Texas and California.

The decline in Texas relates to a reduction in demand and the impact of record levels of rainfall during the second quarter. The decline in demand primarily relates to a reduction in passholder visitation and promotional offerings, along with a lack of significant competitive offerings at this location.

The decline in California primarily relates to continued SeaWorld brand challenges as discussed above. Looking ahead, we remain cautious as we recognize that fully resolving our brand challenges in California requires sustained focus. We expect our marketing and reputation campaigns will be long-term in nature. Both attendance and total revenue per capita at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition, results of operations and cash flows.

Recent Developments

On October 8, 2015, the California Coastal Commission approved the Company’s previously disclosed whale habitat expansion (Blue World Project) in San Diego but with certain conditions. Those conditions may include, among other things, a prohibition against breeding whales or transporting whales to or from the facility. The Company has announced that it intends to file suit to challenge such potentially precedent setting conditions.

Seasonality

The theme park industry is seasonal in nature. Based upon historical results, we generate the highest revenues in the second and third quarters of each year, in part because six of our theme parks are open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. The mix of revenues by quarter is relatively constant, but revenues can shift between the first and second quarters due to the timing of Easter or between the first and fourth quarters due to the timing of Christmas and New Year’s. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals in managing our business is to continue to generate cash flow throughout the year and minimize the effects of seasonality. In recent years, we have begun to drive attendance during non-peak times by offering a variety of seasonal programs and events, such as shows for kids, special concert series, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, competitive offerings, weather, global and regional economic conditions, and consumer confidence. Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, domestic or international guests) and the mix of in-park spending. For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

As part of the Cost Savings Plan, in December 2014, we implemented a restructuring program (“the Restructuring Program”) which involved the elimination of approximately 300 positions in an effort to centralize certain functions and reduce duplication to increase efficiencies. For further details, refer to Note 13–Restructuring Program in our notes to the unaudited condensed consolidated financial statements.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our operating results for the three and nine months ended September 30, 2015 and 2014. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table presents key operating and financial information for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015	2014
	(Unaudited, in thousands, except per capita data)
Summary financial data:
Net revenues:
Admissions	$304,626	$306,495
Food, merchandise and other	192,313	189,339

Total revenues	496,939	495,834

Costs and expenses:
Cost of food, merchandise and other revenues	36,959	38,219
Operating expenses (exclusive of depreciation and amortization shown separately below)	196,931	200,891
Selling, general and administrative	47,684	49,242
Restructuring and other related costs	—	1,196
Depreciation and amortization	44,505	44,371

Total costs and expenses	326,079	333,919

Operating income	170,860	161,915
Other expense (income), net	41	(56)
Interest expense	15,019	20,857
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	461

Income before income taxes	155,800	140,653
Provision for income taxes	57,850	53,477

Net income	$97,950	$87,176

Other data:
Attendance	8,371	8,405

Total revenue per capita	$59.36	$58.99

Admissions revenue. Admissions revenue for the three months ended September 30, 2015 decreased $1.9 million (0.6%) to $304.6 million as compared to $306.5 million for the three months ended September 30, 2014. The decrease in admissions revenue was primarily a result of a decline in attendance of 0.4% when compared to the third quarter of 2014. Attendance decreased as a result of a decline in California and

Texas, largely offset by an increase in demand at the Company’s other park locations, related to an increase in promotional offerings, and a favorable operating schedule resulting from the later timing of Labor Day in 2015. The attendance decline in California primarily relates to continued SeaWorld brand challenges, while the decline in Texas primarily relates to a decrease in demand resulting from a reduction in promotional offerings and passholder visitation, along with a lack of significant competitive offerings at this location. Admission per capita decreased slightly by 0.2% to $36.39 for the third quarter of 2015 compared to $36.47 in the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2015 increased by $3.0 million (1.6%) to $192.3 million as compared to $189.3 million for the three months ended September 30, 2014. This increase was primarily a result of a 2.0% increase in in-park per capita spending to $22.97 in the third quarter of 2015 compared to $22.53 in the third quarter of 2014. In-park per capita spending improved primarily due to pricing increases in culinary offerings.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2015 decreased $1.3 million (3.3%) to $37.0 million as compared to $38.2 million for the three months ended September 30, 2014. These costs represent 19.2% and 20.2% of the related revenue earned for the three months ended September 30, 2015 and 2014, respectively. The decrease as a percent of related revenue primarily resulted from the continued impact of cost reduction initiatives including leveraged buying efforts.

Operating expenses. Operating expenses for the three months ended September 30, 2015 decreased $4.0 million (2.0%) to $196.9 million as compared to $200.9 million for the three months ended September 30, 2014. The decline was primarily a result of cost savings initiatives including a reduction in headcount resulting from the Restructuring Program implemented in December 2014. Operating expenses were 39.6% of total revenues for the three months ended September 30, 2015 compared to 40.5% for the three months ended September 30, 2014.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2015 decreased $1.6 million (3.2%) to $47.7 million as compared to $49.2 million for the three months ended September 30, 2014. The decrease was primarily related to a decline in barter related expenses due to fewer partnership arrangements and barter contracts in place compared to the prior year period, partially offset by incremental equity compensation expense due to new equity grants awarded in 2015 and increased legal costs. The decline in barter related expenses is offset by a comparable decline in admissions revenue. As a percentage of total revenue, selling, general and administrative expenses were 9.6% in the third quarter of 2015 compared to 9.9% in the third quarter of 2014.

Restructuring and other related costs. Restructuring and other related costs for the three months ended September 30, 2014 primarily represent third party consulting costs associated with the development of our Cost Savings Plan. These costs were previously reported as selling, general and administrative expenses but were reclassified to restructuring and other related costs in the fourth quarter of 2014 to separately disclose such costs.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2015 increased $0.1 million (0.3%) to $44.5 million as compared to $44.4 million for the three months ended September 30, 2014.

Interest expense. Interest expense for the three months ended September 30, 2015 decreased $5.8 million (28.0%) to $15.0 million as compared to $20.9 million for the three months ended September 30, 2014 due to the redemption of the 11.0% Senior Notes in April 2015 which were replaced with new Term B-3 loans at a lower interest rate (effective rate of 4.33% as of September 30, 2015). See Note 6—Long-Term Debt to our unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $0.5 million for the three months ended September 30, 2014 relates to a write-off of discounts and debt issuance costs related to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities during the third quarter of 2014.

Provision for income taxes. The Company reported a provision for income taxes in the three months ended September 30, 2015 of $57.9 million compared to a provision of $53.5 million for the three months ended September 30, 2014. The increase primarily resulted from a higher pretax income in the third quarter of 2015 compared to the third quarter of 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table presents key operating and financial information for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited, in thousands, except per capita data)
Summary financial data:
Net revenues:
Admissions	$679,917	$693,144
Food, merchandise and other	423,230	420,131

Total revenues	1,103,147	1,113,275

Costs and expenses:
Cost of food, merchandise and other revenues	83,974	88,630
Operating expenses (exclusive of depreciation and amortization shown separately below)	541,944	557,993
Selling, general and administrative	172,082	152,882
Restructuring and other related costs	267	1,196
Secondary offering costs	—	747
Depreciation and amortization	138,469	128,733

Total costs and expenses	936,736	930,181

Operating income	166,411	183,094
Other expense (income), net	511	(84)
Interest expense	50,929	61,087
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	20,348	461

Income before income taxes	94,623	121,630
Provision for income taxes	34,462	46,265

Net income	$60,161	$75,365

Other data:
Attendance	18,063	18,034

Total revenue per capita	$61.07	$61.73

Admissions revenue. Admissions revenue for the nine months ended September 30, 2015 decreased $13.2 million (1.9%) to $679.9 million as compared to $693.1 million for the nine months ended September 30, 2014. The decrease in admissions revenue was a result of a 2.1% decrease in admission per capita to $37.64 from $38.44 in the prior year period, slightly offset by a 0.2% increase in attendance. The decline in admission per capita primarily relates to an increase in promotional offerings and passholder visitation along with an unfavorable change in the park attendance mix compared to the prior year period. Attendance for the first nine months of 2015 primarily benefited from an improvement in demand at all but two of our park locations, due to increased promotional offerings, strong passholder visitation and additional consumer event programs, and a favorable operating schedule due to the later timing of Labor Day in 2015. The impact of these factors was largely offset by reduced attendance in Texas and California. The decline in Texas relates to a reduction in demand and the impact of record levels of rainfall during the second quarter. The decline in demand primarily relates to a reduction in passholder visitation and promotional offerings, along with a lack of significant competitive offerings at this location. The decline in California primarily relates to continued SeaWorld brand challenges.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2015 increased by $3.1 million (0.7%) to $423.2 million as compared to $420.1 million for the nine months ended September 30, 2014. This increase was primarily a result of a 0.6% increase in in-park per capita spending to $23.43 in the first nine months of 2015 from $23.30 in the first nine months of 2014 along with a 0.2% increase in total attendance.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2015 decreased $4.7 million (5.3%) to $84.0 million as compared to $88.6 million for the nine months ended September 30, 2014. These costs represent 19.8% and 21.1% of the related revenue earned for the nine months ended September 30, 2015 and 2014, respectively. The decrease as a percent of related revenue primarily resulted from the impact of cost reduction initiatives including leveraged buying efforts.

Operating expenses. Operating expenses for the nine months ended September 30, 2015 decreased $16.0 million (2.9%) to $541.9 million as compared to $558.0 million for the nine months ended September 30, 2014. The decrease was primarily a result of cost savings initiatives including a reduction in headcount resulting from the Restructuring Program implemented in December 2014 and a decrease in entertainment-related costs due primarily to reduced show offerings in the first nine months of 2015. Operating expenses were 49.1% of total revenues for the nine months ended September 30, 2015 compared to 50.1% for the nine months ended September 30, 2014.

Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 2015 increased $19.2 million (12.6%) to $172.1 million as compared to $152.9 million for the nine months ended September 30, 2014. The increase was largely related to additional third party consulting costs, an increase in marketing costs associated with our reputation campaign, an increase in labor costs primarily related to new equity grants awarded in 2015 and an increase in legal fees when compared to the prior year period. As a percentage of total revenue, selling, general and administrative expenses were 15.6% in the nine months ended September 30, 2015 compared to 13.7% in the nine months ended September 30, 2014.

Restructuring and other related costs. Restructuring and other related costs for the nine months ended September 30, 2015 represent salaries and severance for individuals with continuing service obligations through June 2015, which were impacted by the Restructuring Program announced in December 2014. Restructuring and other related costs for the nine months ended September 30, 2014 primarily relate to third party consulting costs associated with development of our Cost Savings Plan. These costs were previously reported as selling, general and administrative expenses but were reclassified to restructuring and other related costs in the fourth quarter of 2014 to separately disclose such costs.

Secondary offering costs. On April 9, 2014, the selling stockholders completed an underwritten secondary offering of our common stock. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering. In connection with this secondary offering, we incurred fees and expenses of $0.7 million in the nine months ended September 30, 2014.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2015 increased $9.7 million (7.6%) to $138.5 million as compared to $128.7 million for the nine months ended September 30, 2014 due primarily to approximately $5.0 million of accelerated depreciation related to the closure of the Gwazi wooden rollercoaster at our Busch Gardens Tampa park along with additional depreciation due to the impact of new asset additions, offset by fully depreciated assets and asset retirements.

Interest expense. Interest expense for the nine months ended September 30, 2015 decreased $10.2 million (16.6%) to $50.9 million as compared to $61.1 million for the nine months ended September 30, 2014 due to the redemption of the 11.0% Senior Notes in April 2015 which were replaced with new Term B-3 loans at a lower interest rate (effective rate of 4.33% as of September 30, 2015). See Note 6—Long-Term Debt to our unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $20.3 million for the nine months ended September 30, 2015 relates to a $14.3 million premium paid for the early redemption of $260.0 million of our Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $0.5 million for the nine months ended September 30, 2014 relates to a write-off in discounts and debt issuance costs related to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities during the third quarter of 2014.

Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2015 decreased $11.8 million (25.5%) to $34.5 million as compared to a provision for income taxes of $46.3 million for the nine months ended September 30, 2014. The decrease resulted primarily from the impact of a lower pretax income in the first nine months of 2015 and to a lesser extent a decrease in our effective income tax rate from 38.0% to 36.4%. Our effective income tax rate decreased compared to 2014 primarily due to state income taxes and the impact of various permanent items.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and common stock dividends. As of September 30, 2015, we had a working capital deficit of approximately $23.0 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

Dividends

The Company’s Board of Directors (the “Board”) has adopted a policy to pay, subject to legally available funds, a regular quarterly dividend. Dividends paid to stockholders were $54.4 million in the nine months ended September 30, 2015, related primarily to dividend declarations to stockholders of record as of January 13, March 13 and June 22, 2015. On October 6, 2015, an additional $17.9 million in dividends were paid related to a dividend declaration to stockholders of record as of September 29, 2015. The amount and timing of any future dividends payable on our common stock is within the sole discretion of the Board. The Company expects that for tax purposes, a portion of the dividends paid in 2015 will be treated as a return of capital to stockholders.

Approximately $0.5 million of dividends declared through September 30, 2015 relate to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved and will be paid if the awards vest in accordance with their terms. Dividends on certain performance-vesting restricted share awards that are not considered probable of vesting were approximately $5.9 million and will accumulate and be paid only if and to the extent the shares vest in accordance with their terms.

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

Pursuant to the Share Repurchase Program, during the fourth quarter of 2014, we repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15.0 million. In January 2015, we paid $5.7 million for settlement of shares repurchased in December 2014. During the third quarter of 2015, we repurchased a total of 835,968 shares of common stock at an average price of $17.92 per share and a total cost of approximately $15.0 million, leaving $220.0 million available for future repurchases under the Share Repurchase Program.

Other

In June 2015, we entered into five forward interest rate swap agreements (“the Forward Swaps”) to effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1.0 billion of our outstanding long-term debt. The Forward Swaps have an effective date of September 30, 2016, have a total notional amount of $1.0 billion and mature on May 14, 2020.

In April 2015, we executed a new interest rate swap agreement to effectively fix the interest rate on $250.0 million of the Term B-3 Loans under the Senior Secured Credit Facilities, as defined below. The interest rate swap became effective on June 30, 2015, has a notional amount of $250.0 million and is scheduled to mature on September 30, 2016. See Note 6–Long-Term Debt and Note 7—Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements for further details.

Subsequent to September 30, 2015, we made a voluntary principal repayment of approximately $30.0 million on the Term B-3 Loans with available cash on hand. See Note 6—Long-Term Debt to our unaudited condensed consolidated financial statements for further details.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under the Revolving Credit Facility will be adequate to meet the capital expenditures, dividends and working capital requirements of our operations for at least the next 12 months.

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited, in thousands)
Net cash provided by operating activities	$279,920	$269,939
Net cash used in investing activities	(117,508)	(125,082)
Net cash used in financing activities	(86,667)	(146,506)

Net increase (decrease) in cash and cash equivalents	$75,745	$(1,649)

Cash Flows from Operating Activities

Net cash provided by operating activities was $279.9 million during the nine months ended September 30, 2015 as compared to $269.9 million during the nine months ended September 30, 2014. The change in net cash provided by operating activities was primarily impacted by a reduction in costs, offset by a decrease in revenue when compared to the prior period.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the nine months ended September 30, 2015 consisted primarily of capital expenditures of $117.1 million largely related to future attractions. Net cash used in investing activities during the nine months ended September 30, 2014 consisted primarily of $122.8 million of capital expenditures largely related to attractions that opened in 2015.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2015 was primarily attributable to $271.9 million in repayment of long-term debt, which included the early redemption of $260.0 million of our Senior Notes, $54.4 million in cash dividends paid to common stockholders, $20.7 million used for treasury stock purchases of which $5.7 million related to repurchases from December 2014 that settled in January 2015, $14.3 million paid as a redemption premium related to the Senior Notes, and $4.6 million paid in debt issuance costs related to the new Term B-3 Loans, offset by $280.0 million in proceeds from the issuance of the Term B-3 Loans under the Senior Secured Credit Facilities, as defined below.

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

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under our senior secured credit facilities (the “Senior Secured Credit Facilities”) pursuant to a credit agreement dated as of December 1, 2009, by and among SEA, as borrower, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender and the other agents and lenders party thereto, as the same may be amended, restated, supplemented or modified from time to time. Also on December 1, 2009, SEA issued $400.0 million aggregate principal amount of unsecured senior notes which were due December 1, 2016 (the “Senior Notes”).

On March 30, 2015, SEA entered into an incremental term loan amendment, Amendment No. 7 (the “Incremental Amendment”) to its existing Senior Secured Credit Facilities. On April 7, 2015, SEA borrowed $280.0 million of additional term loans (the “Term B-3 Loans”) pursuant to the Incremental Amendment. The proceeds, along with cash on hand, were used to redeem all of the $260.0 million outstanding principal of the Senior Notes at a redemption price of 105.5% plus accrued and unpaid interest and pay fees, costs and other expenses in connection with the Term B-3 Loans. The redemption premium of $14.3 million along with a write-off of approximately $6.0 million in related discounts and debt issuance costs is included in the loss on early extinguishment of debt and write-off of discounts and debt issuance costs on the accompanying unaudited condensed consolidated statements of comprehensive income for the nine months ended September 30, 2015.

As of September 30, 2015, our Senior Secured Credit Facilities consisted of a $1,341.9 million senior secured term loan facility (the “Term B-2 Loans”), and $278.6 million in Term B-3 Loans which will mature on May 14, 2020 along with a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon as of September 30, 2015. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of September 30, 2015, SEA had approximately $18.0 million of outstanding letters of credit, leaving approximately $174.5 million available for borrowing.

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

See Note 6—Long-Term Debt to our unaudited condensed consolidated financial statements for further details concerning our long-term debt.

Covenant Compliance

As of September 30, 2015, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

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

The Senior Secured Credit Facilities generally defines “Adjusted EBITDA” as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the Senior Secured Credit Facilities. Adjusted EBITDA as defined in the Senior Secured Credit Facilities is consistent with our reported Adjusted EBITDA.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of September 30, 2015, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.13 to 1.00, which results in a $120.0 million capacity for restricted payments in 2015. During the nine months ended September 30, 2015, we have used approximately $87.7 million of our available restricted payments capacity. As a result, we currently have the ability to declare dividends or make certain other restricted payments in an aggregate amount of up to approximately $32.3 million for the remainder of calendar year 2015. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 6—Long-Term Debt to our unaudited condensed consolidated financial statements.

Adjusted EBITDA

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

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited, in thousands)
Net income	$97,950	$87,176	$60,161	$75,365
Provision for income taxes	57,850	53,477	34,462	46,265
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	461	20,348	461
Interest expense	15,019	20,857	50,929	61,087
Depreciation and amortization	44,505	44,371	138,469	128,733
Secondary offering costs (b)	—	—	—	747
Equity-based compensation expense (c)	1,549	570	4,800	1,905
Other unusual items, net of tax of $193 (d)	307	—	307	—
Other adjusting items (e)	—	1,620	—	3,898
Other non-cash expenses (f)	280	602	4,310	1,695

Adjusted EBITDA (g)	$217,460	$209,134	$313,786	$320,156

(a)	Reflects a $14.3 million premium paid for the early redemption in April 2015 of $260.0 million of our Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs in the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, reflects the write-off of discounts and debt issuance costs relating to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities.

(b)	Reflects fees and expenses incurred in connection with the secondary offering of our common stock in April 2014. Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions. No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering.
(c)	Reflects non-cash compensation expense associated with the grants of equity compensation.
(d)	Reflects the impact of certain items during the three and nine months ended September 30, 2015 which we are permitted to exclude, net of tax, under the credit agreement governing our senior secured credit facilities due to the unusual nature of the items.
(e)	Reflects certain non-recurring product and intellectual property development costs and certain restructuring and other related costs incurred in the three and nine months ended September 30, 2014. The restructuring and other related costs primarily represent third party consulting costs associated with the development of our Cost Savings Plan. The Adjusted EBITDA covenant calculations presented in the table above do not reflect certain other adjusting items incurred in the three and nine months ended September 30, 2015 as described in footnote (g) below.
(f)	Reflects non-cash expenses related to miscellaneous asset write-offs and non-cash losses on derivatives.
(g)	For covenant calculation purposes under our credit agreement, the amount which we are able to add back to Adjusted EBITDA for restructuring and other related costs and certain other adjusting items, including product and intellectual property development costs, is limited to $10.0 million for any four consecutive quarters (with certain unused amounts carried over from the prior fiscal year). Due to these limitations, the Adjusted EBITDA covenant calculations presented in the table above do not reflect $0.3 million related to restructuring and other related costs in the nine months ended September 30, 2015, and $1.3 million and $2.5 million of product and intellectual property development costs incurred in the three and nine months ended September 30, 2015, respectively.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K other than the long-term debt and interest obligations due to our subsequent borrowings of Term B-3 Loans and redemption of our Senior Notes on April 7, 2015. As a result of these changes, our long-term debt obligations as of September 30, 2015, not including any possible prepayments are as follows for the less than one year, 1-3 year, and 3-5 year periods, respectively (in thousands): $16,850; $33,700; and $1,569,950. Our estimated future interest payments for our Senior Secured Credit Facilities based on interest rates in effect at September 30, 2015 are as follows for the less than one year, 1-3 year, and 3-5 year periods, respectively (in thousands): $55,139; $135,634; and $105,975. Interest obligations also include letter of credit and commitment fees for the used and unused portions of our Revolving Credit Facility. Subsequent to September 30, 2015, we made a voluntary principal repayment of approximately $30.0 million on the Term B-3 Loans with available cash on hand. See Note 6-Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

Recently Issued Financial Accounting Standards

Refer to Note 2—Recently Issued Accounting Pronouncements, in our notes to the unaudited condensed consolidated financial statements for further details.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Inflation

Historically, the impact of inflation has affected, and will continue to affect, our operations significantly. Our costs of food, merchandise and other revenues are influenced by inflation and fluctuations in global commodity prices. In addition, costs for construction, repairs and maintenance are all subject to inflationary pressures.

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

After considering the impact of interest rate swap agreements, at September 30, 2015, approximately $1,250.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $370.5 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $2.5 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

See Note 10—Commitments and Contingencies to our unaudited condensed consolidated financial statements for further details concerning our legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on February 27, 2015, except as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.

We operate in a complex and evolving regulatory environment and are subject to various federal and state statutes and regulations and international treaties implemented by federal law. The states in which we operate also regulate zoological activity involving the import and export of exotic and native wildlife, endangered and/or otherwise protected species, zoological display and anti-cruelty statutes. We incur significant compliance costs in connection with these regulations and violation of such regulations could subject us to fines and penalties and result in the loss of our licenses and permits, which, if occurred, could impact our ability to display certain animals. Future amendments to existing statutes, regulations and treaties or new statutes, regulations and treaties may potentially restrict our ability to maintain our animals, or to acquire new ones to supplement or sustain our breeding programs or otherwise adversely affect our business. For instance, in March of 2014 a bill was proposed by a California lawmaker that seeks to restrict our ability to display certain animals in that state. Also, on July 16, 2015, Senator Dianne Feinstein (D-CA) offered an amendment to the Fiscal Year 2016 Agriculture, Rural Development, Food and Drug Administration, and Related Agencies spending bill as passed by the full Committee on Appropriations. If enacted, the amendment would direct the Animal and Plant Health Inspection Service (APHIS) to issue updated regulations for the display of marine mammals in domestic zoos and aquaria within six months of enactment. It is unclear whether the language of the amendment may be further modified or if the underlying legislation will be enacted into law. On August 28, 2015, APHIS resubmitted to the Office of Management and Budget (OMB) previously submitted proposed rules entitled “Animal Welfare Marine Mammals; Nonconsensus Language and Interactive Programs” which could, in effect, revise or amend the existing APHIS rules for the display of and interaction with marine mammals at zoos and aquaria. It is uncertain what action will be taken by either OMB in commenting on such proposed rules or by APHIS after receiving comments from OMB on such proposed rules. In the event APHIS decides to proceed with such proposed rules (with such revisions as they may deem appropriate) APHIS would then publish such proposed rules for public comment by all stakeholders including the Company. Such rules could impact the way and manner the Company’s marine mammals are displayed and its interaction programs.

More recently, on October 8, 2015, the California Coastal Commission approved our previously disclosed whale habitat expansion—Blue World Project—at SeaWorld San Diego but with certain conditions. Those conditions may include, among other things, a prohibition against breeding whales at or transporting whales to or from the SeaWorld San Diego facility. We have not yet received the California Coastal Commission’s final regulations on this matter but we intend to pursue legal action and challenge these conditions on the grounds that animal welfare is governed by federal and state laws that do not fall within the jurisdiction of the California Coastal Commission. An unfavorable decision in such action may establish a legal precedent for the California Coastal Commission to impose additional conditions when approving capital projects at SeaWorld San Diego, including the Blue World Project, which could create unexpected costs associated with such projects or cause us to delay or abandon such projects.

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

The Company had no unregistered sales of equity securities during the third quarter of 2015. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ending	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2015	July 31, 2015	38	$18.09	—	$235,000,000
August 1, 2015	August 31, 2015	38	$18.06	—	$235,000,000
September 1, 2015	September 30, 2015	835,999	$17.94	835,968	$220,000,016

		836,075		835,968	$220,000,016

(1)	All purchases, except as noted in footnote (2) below, were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.
(2)	During the third quarter of 2015, the Company repurchased a total of 835,968 shares of common stock at an average price of $17.92 per share and a total cost of approximately $15.0 million, leaving $220.0 million available for future repurchases under the Share Repurchase Program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

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

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone, an affiliate of our major stockholders, by Travelport Worldwide Limited and Hilton Worldwide Holdings, Inc., which may be considered the Company’s affiliates.

Change in Title of Named Executive Officer

On November 4, 2015, the Board of Directors of the Company approved a change in title for G. Anthony (Tony) Taylor, with such change becoming effective immediately. Mr. Taylor’s title has been changed from Chief Legal and Corporate Affairs Officer, General Counsel and Corporate Secretary to Chief Legal Officer, General Counsel and Corporate Secretary to reflect that the Company’s Senior Corporate Affairs Officer, Jill Kermes, will now report directly to the Company’s Chief Executive Officer. No salary or other compensation changes were made in connection with Mr. Taylor’s change in title and responsibilities.

Item 6.	Exhibits

See Exhibit Index immediately following signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAWORLD ENTERTAINMENT, INC.
(Registrant)
Date: November 6, 2015	By: /s/ Peter J. Crage
Peter J. Crage
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2015	By: /s/ Marc G. Swanson
Marc G. Swanson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1†*	Employment Agreement, dated August 16, 2015, by and between SeaWorld Entertainment, Inc. and Anthony Esparza

10.2†	Employment Agreement, dated August 17, 2015, between SeaWorld Entertainment, Inc. and Peter J. Crage (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2015) (No. 001-35883)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Filed herewith.

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