Form 10-K
period 2015-12-31
SeaWorld Entertainment, Inc.
filed 2016-02-26
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,262,276,031 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange.  For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons are affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 88,016,096 shares of Common Stock, par value $0.01 per share as of February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2016 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” “SeaWorld,”  “we,” “our” or “us” in this Annual Report on Form 10-K refer to SeaWorld Entertainment, Inc. and its consolidated subsidiaries, (ii) references to “Blackstone” refer to certain investment funds affiliated with The Blackstone Group L.P., (iii) references to the “Partnerships” refer, collectively, as applicable, to ten limited partnerships owned by affiliates of Blackstone and certain co-investors: SW Delaware L.P., SW Delaware A L.P., SW Delaware B L.P., SW Delaware C L.P., SW Delaware D L.P., SW Delaware E L.P., SW Delaware F L.P. (f/k/a SW Cayman F L.P.), SW Delaware Co-Invest L.P. (f/k/a SW Cayman Co-Invest L.P.), SW Delaware (GS) L.P. and SW Delaware (GSO) L.P. provided that, as of August 25, 2014, SW Delaware (GS) L.P.  no longer owned shares of the Company’s common stock,  (iv) references to “ABI” refer to Anheuser-Busch, Incorporated, (v) references to “guests” refer to our theme park visitors, (vi) references to “customers” refer to any consumer of our products and services, including guests of our theme parks, (vii) references to the “TEA/AECOM Report” refer to the 2014 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2015,  (viii) references to the “2015 Amusement Today Annual Survey” or the “Amusement Today 2015 Golden Ticket Awards” refer to the Amusement Today 2015 Golden Ticket Awards, Vol. 19, issue 6.2 dated September 2015 and (ix) references to the “IBISWorld Report” refer to the IBISWorld Industry Report 71311: Amusement Parks in the US dated December 2015. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM Report and theme park industry statistics are based on the IBISWorld Report.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including the following:

•	changes in federal and state regulations governing the treatment of animals and claims and lawsuits by activist groups;
•	various factors beyond our control adversely affecting attendance and guest spending at our theme parks;
•	incidents or adverse publicity concerning our theme parks;
•	a decline in discretionary consumer spending or consumer confidence;
•	significant portion of revenues generated in the States of Florida, California and Virginia and the Orlando market;
•	seasonal fluctuations;
•	inability to compete effectively;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	increased labor costs;
•	inability to grow our business or fund theme park capital expenditures;

•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals;
•	loss of key personnel;
•	unionization activities or labor disputes;
•	inability to meet workforce needs;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	our substantial leverage;
•	inability to realize the benefits of acquisitions or other strategic initiatives;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses; and
•	the ability of affiliates of The Blackstone Group L.P to significantly influence our decisions.

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

Trademarks, Service Marks and Trade names

We own or have rights to use a number of registered and common law trademarks, service marks and trade names in connection with our business in the United States and in certain foreign jurisdictions, including SeaWorld Entertainment, SeaWorld Parks & Entertainment, SeaWorld®, Shamu®, Busch Gardens®, Aquatica®, Discovery Cove®, Sea Rescue® and other names and marks that identify our theme parks, characters, rides, attractions and other businesses. In addition, we have certain rights to use Sesame Street® marks, characters and related indicia through certain license agreements with Sesame Workshop (f/k/a Children’s Television Workshop).

Solely for convenience, the trademarks, service marks, and trade names referred to hereafter in this Annual Report on Form 10-K are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names. This Annual Report on Form 10-K may contain additional trademarks, service marks and trade names of others, which are the property of their respective owners. All trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are, to our knowledge, the property of their respective owners.

PART I.

Item 1.  Business

Company Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands including SeaWorld, Busch Gardens and Sea Rescue. Over our more than 50 year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection representing more than 800 species of animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

During the year ended December 31, 2015, we hosted approximately 22.5 million guests in our theme parks, including approximately 3.3 million international guests. In the year ended December 31, 2015, we had total revenues of $1.37 billion and net income of $49.1 million.

We generate revenue primarily from selling admission to our theme parks and from purchases of food, merchandise and other spending. For the year ended December 31, 2015, theme park admissions accounted for approximately 62% of our total revenue, and food, merchandise and other revenue accounted for approximately 38% of our total revenue. Over the same period of time, we reported $37.69 in admission per capita (calculated as admissions revenue divided by total attendance) and $23.32 in-park per capita spending (calculated as food, merchandise and other revenue divided by total attendance).

In November 2015, we communicated our roadmap to stabilize our business to drive sustainable growth.  This plan encompasses five key points which include (i) providing experiences that matter; (ii) delivering distinct guest experiences that are fun and meaningful; (iii) pursuing organic and strategic revenue growth; (iv) addressing the challenges we face; and (v) financial discipline.  The plan is intended to build on our strong business fundamentals by evolving the guest experience to align with consumer preferences for experiences that matter.  Through family entertainment and distinct experiences and attractions, we provide our guests an opportunity to explore and learn more about the natural world and the plight of animals in the wild, to be inspired and to act to make a better world. The plan includes a new approach to in-park activities as well as “turning parks inside out” by taking our guests behind the scenes to provide a better understanding of our veterinary care and animal rescue operations. Other elements of the plan include implementing a simplified pricing model, targeted capital investments in new attractions across our parks, and an ongoing focus on cost control as part of a larger commitment to overall financial discipline.  Additionally, we announced a new resort strategy that will include evaluating opportunities which could include purchasing or developing resort properties in or near some of our parks.

As one of the world’s foremost zoological organizations and a global leader in animal welfare, training, husbandry and veterinary care, we are committed to helping protect and preserve the environment and the natural world. For more information, see the “—Our Animals” and “—Philanthropy and Community Relations” sections.

Recent Developments

Regulatory Developments

On July 16, 2015, Senator Dianne Feinstein (D-CA) offered an amendment to the Fiscal Year 2016 Agriculture, Rural Development, Food and Drug Administration, and Related Agencies spending bill during consideration of the bill by the full Committee on Appropriations. The amendment directed the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS) to issue updated regulations for the display of marine mammals in domestic zoos and aquaria within six months of enactment.  While that amendment was not included in the final Fiscal Year 2016 Omnibus Appropriations Bill, APHIS released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).

On October 8, 2015, the California Coastal Commission approved our plan to build a new killer whale habitat (the “Blue World Project”) in San Diego, but attached certain conditions to its approval.  Those conditions included, among other things, a prohibition against breeding killer whales or transporting killer whales to or from the habitat.  On December 29, 2015, we filed a lawsuit against the California Coastal Commission on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over killer whales, which are regulated under federal law.

On November 16, 2015, Representative Adam Schiff (D-CA) introduced the Orca Responsibility and Care Advancement Act (the “ORCA Act”).  The bill has been referred to the Natural Resources and Agriculture Committees.  It is unclear whether this bill will be enacted into law, but if enacted, this bill would amend the Marine Mammal Protection Act of 1972 and the Animal Welfare Act to prohibit the breeding, the taking (wild capture), and the import or export of killer whales for the purposes of public display.

For a discussion of certain risks associated with the Proposed APHIS Regulations, the California Coastal Commission’s decision, and the ORCA Act, see “Risk Factors—Risks Related to Our Business and Our Industry—We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.”

On February 8, 2016, the San Diego City Council decided to put a proposal on the June 7, 2016 primary ballot for voters to decide whether the city of San Diego should have a higher minimum wage than the $10 per hour required by the State of California.  If approved by a simple majority of San Diego voters, the proposal would make the city’s minimum wage $10.50 as soon as the election results are certified, and then increase it to $11.50 on January 1, 2017.   Two years later in January 2019, annual increases to the San Diego minimum wage based on the consumer price index would start to be implemented.  For a discussion of certain risks associated with the foregoing proposal, see “Risk Factors—Risks Related to Our Business and Our Industry—Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

Share Repurchase Program and Share Repurchases

In 2014, our Board of Directors (the “Board”) authorized the repurchase of up to $250.0 million of our common stock (the “Share Repurchase Program”).  During 2015, we repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45.0 million. All of the repurchased common stock was held as treasury shares at December 31, 2015.  We have approximately $190.0 million available for future repurchases under the Share Repurchase Program as of December 31, 2015.

The amount available for future dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements is currently limited to $120.0 million for fiscal year 2016 based on the current calculation and adjusts at the beginning of each quarter as set forth in Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We are currently assessing these opportunities while maintaining a conservative and disciplined approach towards the execution of our international development strategy.  Thus far, we have identified our international market priorities as well as our international partners within select markets. The market priorities were developed based on a specific set of criteria to ensure we expand our brands into the most attractive markets. On February 17, 2016, we moved to the next phase of our international development strategy with our partner in the Middle East (the “Middle East Project”) by (i) extending the exclusive negotiating period under our previously announced Memorandum of Understanding and (ii) executing an Interim Advisory Services Agreement.  Pursuant to the Interim Advisory Services Agreement, we will commence certain advisory services pertaining to the planning and design of the Middle East Project, with funding from our partner in the Middle East offsetting our internal expenses.  The Middle East Project is subject to, among other things, the parties completing the design development phase of such project and the mutual agreement of definitive documents.  For a discussion of certain risks associated with our international development strategy, including the Middle East Project, see “Risk Factors—Risks Related to Our Business and Our Industry—We may not realize the benefits of acquisitions or other strategic initiatives.”

Leadership Changes

On February 18, 2016, Daniel B. Brown announced his decision to retire as Chief Parks Operations Officer of the Company effective as of April 1, 2016. Mr. Brown will remain as an employee of the Company through May 31, 2016, to assist in the transition of his responsibilities.  In connection with Mr. Brown’s retirement, on February 18, 2016, our Board of Directors appointed John Reilly, SeaWorld San Diego Park President, to the position of Chief Parks Operations Officer of the Company effective as of April 1, 2016.

Mr. Reilly, age 47, began his career at Busch Gardens Williamsburg in 1985.  Most recently, Mr. Reilly has served as SeaWorld San Diego Park President since October 2010 and, prior to that, as the Busch Gardens Williamsburg Park President. Mr. Reilly is the chairman of the board of directors of the San Diego Regional Chamber of Commerce and vice chairman of the board of directors of the San Diego Regional Economic Development Corporation. Mr. Reilly also serves on the board of trustees of the Hubbs-SeaWorld Research Institute and holds a Bachelor of Arts degree from The College of William & Mary.

On February 19, 2016, we announced additional changes to our operational management team.  As part of the organization changes, Dr. Christopher Dold, the Vice President of Veterinary Services will be promoted to the position of Chief Zoological Officer, effective April 1, 2016.  Mr. Dold will succeed Brad Andrews who will continue to serve as the Company’s Zoological Director Emeritus.  We also announced the formation of our Resort Development Group and the appointment of Steve Iandolo to the position of Vice President of Resort Development, effective February 1, 2016.

Director Not Standing for Re-Election

On February 24, 2016, Joseph P. Baratta, notified the Company’s Board of Directors (the “Board”) that he would not stand for re-election to the Board at the 2016 Annual Meeting of Stockholders.  Mr. Baratta has served as a director of the Company since 2009.  Mr. Baratta advised the Board that his decision not to stand for re-election was not due to a disagreement with the Company on any matters involving the Company’s operations, policies or practices.  Mr. Baratta is expected to continue to serve as a director until the earlier of (i) the Board’s appointment of Mr. Baratta’s successor or (ii) the expiration of his current three-year term, which will end effective upon the election of directors at the Company’s 2016 Annual Meeting of Stockholders.

Other Matters

In January 2016, we made a decision to remove deep-water lifting floors from the killer whale habitats at each of our three SeaWorld theme parks. The deep-water lifting floors were intended as another safety tool for conducting in-water training in the deeper pools. The lifting floors located in the medical pools, where our killer whale in-water training currently takes place, will not be affected. That training will continue as an essential part of our overall safety program.  Having safely and successfully conducted in-water training in the medical pools for almost 4 years, our safety and zoological professionals determined that the deep-water lifting floors in the deeper pools are no longer needed.  This change will provide more space for the animals, and increase the time that the deep-water pool is available by eliminating downtime for maintenance and cleaning.  As a result, in the first half of 2016, we expect to record approximately $33.0 million of accelerated depreciation related to the disposal of these lifting floors.

On February 22, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on March 14, 2016, which will be paid on April 1, 2016.  Based on this dividend declaration, certain performance-vesting restricted shares (the “2.25x Performance Restricted shares”) held by some of our equity plan participants will vest on April 1, 2016.  We expect to recognize approximately $28.0 million of equity compensation expense and record approximately $3.4 million of accumulated dividends related to these 2.25x Performance Restricted shares during the first quarter of 2016.  See Note 18–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Competitive Strengths

•

Brands That Consumers Know and Love. We believe our brands attract and appeal to guests from around the world. We use our brands and intellectual property and the work we do to care for animals to increase awareness of our theme parks, drive attendance to our theme parks and create “out-of-park” experiences for our guests as a way to connect with them before they visit our theme parks and to stay connected with them after their visit. Such experiences include various media and consumer product offerings, including websites, advertisements and media programming, toys, books, apparel and technology accessories. For example, we have developed iPhone and Android smartphone applications for our SeaWorld, Busch Gardens and Sesame Place theme parks, which offer GPS navigation through the theme parks and interactive theme park maps that show the nearest dining locations, gift shops and ATMs and provide real-time updates on wait times for rides.

We have also leveraged our brands into media, entertainment and consumer products.  We produce two educational and entertaining television shows that highlight our rescue and rehabilitation and animal care efforts, Sea Rescue and The Wildlife Docs.  Sea Rescue is a Saturday morning television show airing on the ABC Network featuring our ongoing work to rescue injured animals in coordination with various government agencies and other rescue organizations.  Since its debut in 2012 through December 2015, on a cumulative basis, Sea Rescue has attracted over 281 million viewers and has been rated as the number one show in its timeslot in a number of major U.S. markets.  In 2014, Sea Rescue was nominated for a Daytime Emmy® Award in the category of Outstanding Children’s Series by the National Academy of Television Arts & Sciences.  The Wildlife Docs, which also airs on the ABC Network on Saturday mornings, centers on the day-to-day activities at our Animal Care Center at Busch Gardens Tampa.  Since its debut in October 2013 through December 2015, on a cumulative basis, The Wildlife Docs has attracted over 168 million viewers and in 2015, The Wildlife Docs was nominated for a Daytime Emmy Award in the category of Outstanding Children’s Series by the National Academy of Television Arts & Sciences.  In 2015, both Sea Rescue and The Wildlife Docs were each presented with a silver honor from the Parents' Choice Award®, a nonprofit program created to recognize quality children’s media.

•

Differentiated Theme Parks. We own and operate 11 theme parks, including four of the top 20 theme parks and three of the top 10 water parks in North America as measured by attendance, according to the TEA/AECOM Report. Our theme parks are beautifully themed and deliver high-quality entertainment, aesthetic appeal, shopping and dining and have won numerous awards, including the Amusement Today Golden Ticket Award for Best Landscaping. Our theme parks feature eight of the 50 highest rated steel roller coasters in the world, led by Apollo’s Chariot, the #6 rated steel roller coaster in the world according to the 2015 Amusement Today Annual Survey, and have won the top three spots in the Amusement Today annual Golden Ticket Award for Best Marine Life Park since the award’s inception in 2006 through 2014 and the top four spots in 2015. We have over 600 attractions that appeal to guests of all ages, including 97 animal habitats, 117 shows and 194 rides. In addition, we have over 300 restaurants and specialty shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from emotional and educational animal encounters to thrilling rides and exciting shows. As a result of these distinctive offerings, our guest surveys routinely report very high “Overall Satisfaction” scores, with 96% of respondents in 2015 ranking their experience good or excellent.

•

Diversified Business Portfolio. Our portfolio of theme parks is diversified in a number of important respects. Our theme parks are located in geographic clusters across the United States, which helps protect us from the impact of localized events. Each theme park showcases a different mix of zoological, thrill-oriented and family friendly attractions. This varied portfolio of entertainment offerings attracts guests from a broad range of demographics and geographies. Our theme parks appeal to both regional and destination guests, which provide us with a diversified attendance base while allowing us to benefit from improvements in macroeconomic conditions, including increased consumer spending and international travel.

•

One of the World’s Largest Zoological Collections. We believe we are attractively positioned in the industry due to our ability to present our animals in a differentiated and interactive manner. We believe we have one of the world’s largest zoological collections, representing more than 800 species of animals. We have the largest group of killer whales, also known as orcas, in human care.  We have not collected a killer whale from the wild in almost 40 years.  More than 80% of our marine mammals were born in human care.

•

Strong Competitive Position. Our competitive position is enhanced by the combination of our powerful brands, extensive zoological collection and expertise and attractive in-park assets located on valuable real estate. Our zoological collection and expertise, which have evolved over our more than five decades of caring for animals, would be very difficult and expensive to replicate. We have made extensive investments in new attractions and infrastructure and we believe that our theme parks are well capitalized. The limited supply of real estate suitable for theme park development coupled with high initial capital investment, long development lead-times and zoning and other land use restrictions constrain the number of large theme parks that can be constructed.

•

Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team, led by Joel Manby, our President and Chief Executive Officer, includes some of the most experienced theme park executives in the world, with an average tenure of approximately 28 years in the industry, as of December 31, 2015. The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product development, business development, marketing and finance. In addition, we are one of the world’s foremost zoological organizations with approximately 1,500 employees dedicated to animal welfare, training, husbandry and veterinary care.

•

Proximity of Complementary Theme Parks. Our theme parks are grouped in key locations near large population centers across the United States, which allows us to realize revenue and operating expense efficiencies. Having complementary theme parks located within close proximity to each other also enables us to cross market and offer bundled ticket and travel packages. In addition, closely located theme parks provide operating efficiencies including sales, marketing, procurement and administrative synergies as overhead expenses are shared among the theme parks within each region.

•

Strong Cash Flow Generation. Our disciplined approach to capital expenditures and working capital management enables us to generate strong and recurring cash flow. Five of our 11 theme parks are open year-round, reducing our seasonal cash flow volatility. In addition, we have substantial tax assets, which we expect to be available to defer a portion of our cash tax burden going forward.

•

Care for Our Community and the Natural World. We are committed to the communities in which our theme parks are located and focus our philanthropic efforts in three areas: animal preservation and stewardship; youth development and education; and sustainable community projects and programs that help create solutions for environmental sustainability concerns and address local socio-economic issues. Our theme parks inspire and educate children and guests of all ages through experiences that are fun and meaningful. We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work.    For example, we are the primary supporter and corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, we operate one of the world’s most respected rescue programs for ill and injured marine animals, in collaboration with federal, state and local governments, and other members of accredited stranding networks, among others, with the goal of rehabilitating and returning them to the wild. For more than five decades, our animal experts have helped more than 27,000 ill, injured, orphaned and abandoned animals. We are committed to rescue, research and education and invest millions annually in these efforts.  In 2014, the SeaWorld Animal Rescue Teams based in San Diego, Orlando and San Antonio were presented the Amusement Today 2014 Persons of the Year Award for their tireless dedication to animal welfare.

Our Theme Parks

Our legacy started in 1959 with the opening of our first Busch Gardens theme park in Tampa, Florida. Since then, we have built our portfolio of strong brands and have strategically expanded our portfolio of theme parks across five states on approximately 2,000 acres of owned land and 190 acres of leased land in San Diego.

Our theme parks offer guests a variety of exhilarating experiences, from animal encounters that invite exploration and appreciation of the natural world, to thrilling rides and spectacular shows. Our theme parks are beautifully themed venues that are consistently recognized among the top theme parks in the world and rank among the most highly attended in the industry. In 2014, SeaWorld Orlando ranked among the top 25 theme parks worldwide based on attendance, and Aquatica Orlando ranked among the top 20 water parks worldwide based on attendance, according to the TEA/AECOM Report. In the 2015 Trip Advisor Travelers’ ChoiceTM Awards, 7 of our 11 theme parks were ranked among the top 25 amusement parks or water parks in the United States.  In addition, Discovery Cove was ranked the #1 amusement park in the world in the 2013 and 2014 Trip Advisor Travelers’ Choice Awards and was ranked the #2 amusement park in the world in the 2015 Trip Advisor Travelers’ Choice Awards. We generally locate our theme parks in geographic clusters, which improve our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs.  Our portfolio of branded theme parks includes the following names:

•

SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, special dining experiences, thrilling attractions and a variety of live performances that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill rides and theatrical shows that creatively incorporate our one-of-kind zoological collection.  Collectively, our SeaWorld theme parks have won the top three spots in the Amusement Today annual Golden Ticket Award for Best Marine Life Park since the award’s inception in 2006 through 2014, and among the top four spots in 2015, with our Discovery Cove park ranking #3. We currently own and operate the following SeaWorld branded theme parks:

•

SeaWorld San Diego is the original SeaWorld theme park spanning 190 acres of waterfront property on Mission Bay in San Diego, California. SeaWorld San Diego is open year-round and is one of the most visited paid attractions in San Diego. Through its attraction, Explorer’s Reef, guests enter the park under a massive wave sculpture and encounter an underwater-themed realm of animal attractions, buildings and shade structures.  SeaWorld San Diego is also home to Manta, modeled on the successful Manta ride in SeaWorld Orlando, which includes animal habitats featuring bat rays and other marine-life as well as a launch roller coaster shaped like a giant manta ray.

•

SeaWorld Orlando is a 279 acre theme park in Orlando, Florida and is open year-round. It is our largest theme park as measured by attendance and revenue. SeaWorld Orlando is home to the Journey to Atlantis water coaster ride, Kraken, a floorless roller coaster, and Manta, a flying roller coaster, which integrates animals and a beautiful aquarium into its theme. SeaWorld Orlando is also home to Antarctica:  Empire of the Penguin, a realm within the park that immerses guests into a penguin habitat and TurtleTrek, one of the first attractions with two extensive naturalistic habitats, home to manatees and sea turtles, and a 3-D, 360-degree dome theater.

•

SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing approximately 415 acres in San Antonio, Texas. SeaWorld San Antonio features thrilling roller coasters, including the Steel Eel and The Great White, along with a collection of marine-themed shows and experiences. Guests can upgrade their experience for an additional fee to also enjoy our Aquatica water park located within SeaWorld San Antonio.  In 2016, Aquatica will be converted into a stand-alone, separate admission park that guests can access through a separate gate.

•

Busch Gardens. Our Busch Gardens theme parks are family oriented destinations designed to immerse guests in foreign geographic settings.  They are renowned for their beauty and cleanliness with award-winning landscaping and gardens.  Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions and roller coasters, exotic animals and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:

•

Busch Gardens Tampa is open year-round and features exotic animals, thrill rides and shows on 306 acres of lush natural landscape.  The zoological collection is a popular attraction for families, and the portfolio of rides, including four of the world’s top 50 steel rollercoasters according to the 2015 Amusement Today Annual Survey, broaden the theme park’s appeal to teens and thrill seekers of all ages. Busch Gardens Tampa is also home to Falcon’s Fury, the tallest freestanding drop tower in North America, standing at 335 feet.  The attraction rises more than 300 feet in the air then pivots guests 90 degrees to a face-down dive position before dropping to the ground.

•

Busch Gardens Williamsburg is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming. This 422 acre theme park has been named the Most Beautiful Park in the World by the National Amusement Park Historical Association for 25 consecutive years and has earned the Amusement Today Golden Ticket for Best Landscaping each year since the category’s inception in 1998. It features some of the industry’s top thrill rides with three steel roller coasters, Apollo’s Chariot, Alpengeist and Griffon, ranked in the top 35 in the 2015 Amusement Today Annual Survey. Its newest steel roller coaster, which opened in 2015, Tempesto, features three launch experiences and races riders into tight turns at 63 miles per hour and a complete inversion 154 feet in the air.

•

Aquatica. Our Aquatica branded water parks are premium, family oriented destinations in a South Seas-themed tropical setting.  Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative and entertaining presentation of marine and terrestrial animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following Aquatica branded theme parks:

•

Aquatica Orlando is an 81 acre South Seas-themed water park adjacent to SeaWorld Orlando that is open year-round.  In 2014, it was the 3rd most attended water park in North America and the 6th most attended water park worldwide, according to the TEA/AECOM Report. The water park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats, such as the signature Dolphin Plunge that carries guests through a Commerson’s dolphin habitat.  Aquatica Orlando is also home to Ihu’s Breakaway Falls, a multi-drop tower slide, which provides guests a dramatic vertical plunge followed by a maze of curving tubes before final splashdown.

•

Aquatica San Antonio is a water park located within SeaWorld San Antonio that, through 2015, was only accessible to SeaWorld San Antonio guests for an additional fee. In 2016, Aquatica San Antonio will be converted into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.  The water park features a variety of waterslides, rivers, lagoons, a large beach area and private cabanas. The water park’s signature attraction, Stingray Falls, takes four-seat rafts down twists and turns to an underwater grotto, where guests view stingrays and tropical fish. In addition, Walhalla Wave, a family raft ride, sends guests to the top of a zero-gravity wall, giving riders the sense of weightlessness. Its newest attraction, Roa’s Aviary, features a 13,500 square foot aviary giving guests the chance to float, wade or walk among hundreds of tropical birds.  The aviary also contains a guest pool and waterfalls.

•

Aquatica San Diego, a 66 acre water park, is located near our SeaWorld San Diego theme park and is the latest water park added to our portfolio. The water park features Taumata Racer, a high-speed racing water ride that sends riders down a 375-foot slide, around a 180-degree swooping turn, and in and out of tunnels before racing them across the finish line.

•

Discovery Cove. Located next to SeaWorld Orlando, Discovery Cove is a 58 acre, reservations only, all-inclusive marine life theme park that is open year-round to guests and features premium culinary offerings. The theme park restricts its attendance to approximately 1,300 guests per day in order to assure a more intimate experience. Discovery Cove provides guests with a full day of activities, including a 30-minute dolphin swim session and the opportunity to snorkel with thousands of tropical fish, wade in a lush lagoon with stingrays and hand-feed birds in a free flight aviary. In 2015, Discovery Cove was rated the #3 Best Marine Life Park in the Amusement Today annual Golden Ticket Award. Discovery Cove was also ranked the #1 amusement park in the world in the 2013 and 2014 Trip Advisor Travelers’ Choice Awards and the #2 amusement park in the world in the 2015 Trip Advisor Travelers’ Choice Awards.  Discovery Cove’s attractions include Freshwater Oasis, which offers wading adventures and face-to-face encounters with otters and marmosets and The Grand Reef, which, for an additional fee, includes SeaVenture, an underwater walking tour where guests can get up close to exotic fish and sharks.

•

Sesame Place. Located on 55 acres between Philadelphia and New York City, Sesame Place is the only theme park in America entirely dedicated to the award-winning television show, Sesame Street, and its spirit of imagination. The theme park shares SeaWorld’s “education and learning through entertainment” philosophy and allows parents and children to experience Sesame Street together through whirling rides, water slides, colorful shows and furry friends.  Sesame Place’s newest realm, Cookie’s Monster Land, features five new family-friendly rides, a 3-story net climb, and a soft play area for the park’s youngest visitors. In addition, we have introduced Sesame Street brands in our other theme parks through Sesame Street-themed rides, shows, children’s play areas and merchandise. Our rights to the Sesame Street brand in the United States extend through 2021.

•

Water Country USA. Located on 222 acres, Virginia’s largest family water park, Water Country USA, features state-of-the-art water rides and attractions, all set to a 1950s and 1960s surf theme. Water Country USA is the sixth most attended water park in North America according to the TEA/AECOM Report and features a 23,000 square-foot wave pool, a science fiction themed interactive children’s play area, kid-sized water slides, live shows and several other attractions. One of its newest attractions is Colossal Curl, an action packed family thrill ride that sends riders down a nearly 550 foot water slide.

•

Adventure Island. Located adjacent to Busch Gardens Tampa, Adventure Island is a 56 acre water park that is filled with water rides, dining and other attractions that incorporate a Key West theme. The theme park is the seventh most attended water park in North America according to the TEA/AECOM Report and features a family-friendly wave pool and children’s water playground that appeal to its core constituency, local families with young children. Its newest water slide, Colossal Curl, opened in 2015 and is modeled after the Colossal Curl ride at Water Country USA.

The following table summarizes our theme park portfolio for 2015:

Location	Theme Park	Year Opened	Animal Habitats(b)	Rides(c)	Shows(d)	Other(e)
Orlando, FL		1973	17	14	15	26
		2000	5	3	0	5
		2008	6	14	0	4
Tampa, FL		1959	16	29	20	43
		1980	0	12	0	7
San Diego, CA		1964	30	10	23	20
		1996(a)	2	9	0	4
San Antonio, TX		1988	15	22	30	48
Williamsburg, VA		1975	6	39	16	36
		1984	0	16	0	9
Langhorne, PA		1980	0	26	13	23
Total(f)			97	194	117	225

(a)

In 2012, we acquired the Knott’s Soak City Chula Vista water park in California from a subsidiary of Cedar Fair, L.P. This water park was renovated, rebranded and relaunched as Aquatica San Diego in June 2013.

(b)	Represents animal habitats without a ride or show element, often adjacent to a similarly themed attraction.
(c)	Represents mechanical dry rides, water rides and water slides (including wave pools and lazy rivers).
(d)	Represents annual and seasonal shows with live entertainment, animals, characters and/or 3-D or 4-D experiences.
(e)

Represents our 2015 portfolio for events, distinctive experiences and play areas, which collectively may include special limited time events; distinctive experiences often limited to small groups and individuals and/or requiring a supplemental fee (such as educational tours, immersive dining experiences and swimming with animals); and pure play areas, typically designed for children or seasonal special events, often without a queue (such as water splash areas or Halloween mazes).

(f)	The total number of animal habitats, rides, shows, events, distinctive experiences and play areas in our theme park portfolio varies seasonally.

Capital Improvements

We make annual targeted investments to support our existing theme park facilities and attractions, as well as enable the development of new theme park attractions and infrastructure. Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue and increase our guests’ length of stay.  Our theme parks feature a variety of attractions for our guests.  Some of the new attractions in 2015 included:

•

Tempesto (Busch Gardens Williamsburg):  A new thrill roller coaster that features three launch experiences and races riders into tight turns at 63 miles per hour and a complete inversion 154 feet in the air.

•	Pacific Point Preserve (SeaWorld San Antonio): A new sea lion habitat which includes dining and merchandise venues.
•	Colossal Curl (Adventure Island): An action packed family thrill water slide that combines funnel and wave elements to give riders a sense of weightlessness.
•	Sea Lion High (SeaWorld Orlando and SeaWorld San Antonio): A new sea lion comedy show featuring sea lions, walruses and otters which takes place in an aquatic-themed high school.

During 2016, we will open a new roller coaster, Mako, at our SeaWorld Orlando theme park and a family roller coaster, Cobra’s Curse, at our Busch Gardens Tampa theme park.  In San Antonio, we will open Discovery Point at our SeaWorld San Antonio theme park, which will include a new dolphin habitat and an underwater viewing area.  Discovery Point will also offer guests an opportunity to interact and swim with the dolphins. In addition, in 2016, Aquatica San Antonio will be converted into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.

In 2014 we announced a plan to build new killer whale habitats at all three of our SeaWorld locations (the “Blue World Project”). The San Diego environment was expected to open to the public in 2018 with a new killer whale habitat to possibly follow at SeaWorld Orlando and SeaWorld San Antonio based on our experience in San Diego. The total investment was expected to be approximately $100.0 million per park by the project’s completion.  On October 8, 2015, the California Coastal Commission approved our plan to build the Blue World Project in San Diego, but attached certain conditions to its approval.  Those conditions included, among other things, a prohibition against breeding killer whales or transporting killer whales to or from the habitat.  On December 29, 2015, we filed a lawsuit against the California Coastal Commission on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over killer whales, which are regulated under federal law.  Due to the pending lawsuit and the uncertain legislative and regulatory environment in California, we are currently reevaluating our plans with respect to the scope of the Blue World Project and we may ultimately decide not to pursue the Blue World Project.

Maintenance and Inspection

Safety is of utmost importance to us.  Maintenance at our theme parks is a key component of safety and guest service and includes two areas of focus: (i) facilities and infrastructure and (ii) rides and attractions. Facilities and infrastructure maintenance consists of all functions associated with upkeep, repair, preventative maintenance, code compliance and improvement of theme park infrastructure. This area is staffed with a combination of external contractors/suppliers and our employees.

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

A networked enterprise software system is used to plan and track various maintenance activities, in order to schedule and request work, track completion progress and manage costs of parts and materials.

Our Animals

We are one of the world’s foremost zoological organizations with approximately 1,500 employees dedicated to animal welfare, training, husbandry and veterinary care. Our mission is to provide experiences that matter, inspire guests through education and entertainment and to care for and protect animals and the wild wonders of our world. We believe we have one of the largest zoological collections in the world, representing more than 800 species of animals. Animals in our care include certain endangered or threatened species such as the cheetah, Bengal tiger, West Indian manatee, black rhinoceros and polar bear.

The well-being of the animals in our care is a top priority. Our veterinarians and zoological staff have been caring for animals for more than five decades, and our expertise is a resource for zoos, aquariums and conservation organizations worldwide. Our expertise and innovation in animal husbandry have led to many advances in the care of species in zoological facilities and in the conservation of wild populations.  More than 80% of the marine mammals living in our zoological theme parks were born in human care.

We have made many pioneering contributions to the zoological community. Until the birth of our first orca calf in 1985, no zoological institution had successfully bred orcas. We have not collected a killer whale from the wild in almost 40 years.  We care for the largest orca population in zoological facilities worldwide and today have the most genetically diverse orca and dolphin population in our history. Six of our orcas are presently on loan to a third party pursuant to an agreement entered into in February 2004. Pursuant to this agreement, we receive an annual fee, which is not material to our results of operations. In addition to generating incremental revenue for our business, the agreement provides for additional housing capacity for our orcas. The agreement expires in 2031 and is renewable at the option of the parties.

Our commitment to animals also extends beyond our theme parks and throughout the world. We actively participate in species conservation and rescue efforts as discussed in “—Conservation Efforts” and “—Philanthropy and Community Relations” below.

Our Products and Services

Admission Tickets

We generate most of our revenue from selling admission to our theme parks. For the year ended December 31, 2015, theme park admissions accounted for approximately 62% of our revenue. We engage with travel agents, ticket resellers and travel agencies, and directly with our guests through our websites and social media, to promote advanced sales and provide guest convenience and ease of entry. Approximately 41% of our admission ticket purchases are made online.

Guests who visit our theme parks have the option of purchasing multiple types of admission tickets, from single and multi-day tickets to season and annual passes. We also offer a Fun Card at select theme parks that allows multiple visits throughout a calendar year. In addition, visitors can purchase vacation packages with preferred hotels, behind-the-scenes tours, specialty dining packages and front of the line “Quick Queue” access to enhance their experience.

We also participate in joint programs that are designed to provide visitors to Florida and Southern California with flexibility and value in creating their vacation itineraries. We have partnered with several theme parks and attractions to create joint ticket products which allow guests to purchase a ticket providing access to our theme parks as well as other local area attractions.  We also partner with independent third parties who sell tickets and/or packages to our theme parks.

We actively run promotions and campaigns to maximize revenue and manage capacity.  Recently, we introduced a simplified pricing framework to reduce complexity in the number of ticket offerings, encourage advanced purchases and provide products that are more flexible for our guests to use.  We have also launched a new website portal to give guests a balanced look at our park offerings with the ability to choose their experience, such as upgrades to include multiple parks, additional days, dining experiences, tours or animal interactions.

Theme Park Operations

Our theme park operations strive to deliver a high level of safety, security, guest service and cleanliness at our theme parks. The theme park operations team manages the planning and execution of the overall theme park experience on a daily basis, which is comprised of rides, shows and attractions operations, safety, security, environmental, water park and guest arrival services (including parking, tolls, admissions, guest relations, entry and exit).  Our theme park operations team identifies and leverages internal best practices across all of our theme parks in order to create a seamless and enjoyable guest experience throughout the entire visit.

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

We offer a variety of dining programs that provide quality food and great value to our guests and drive incremental revenues. While our menu offerings have broad appeal, they also cater to guests who desire healthy options and those with special allergy-related needs. Our successful all-day-dining program delivers convenience and value to our guests with numerous restaurant choices for one price. We also offer creative immersive dining experiences that allow guests to dine up-close with our animals and characters. Our commitment to care for the natural world extends to the food that we serve. Some of our menus feature sustainable, organic, seasonal and locally grown ingredients that aim to minimize environmental impacts to animals and their habitats. In addition, through culinary supply chain management initiatives, we are well-positioned to take advantage of changing economic and market conditions.

Merchandise

We offer guests the opportunity to capture memories through our products and services, including through traditional retail shops, game venues and customized photos and videos. We make a focused effort to leverage the emotional connection of the theme park experiences, capitalize on trends and optimize brand alignment with our merchandise product offerings.

We operate nearly 300 specialty retail shops at our theme parks, and our retail business encompasses the entire value chain, from product design to production and sourcing, importing and logistics and visual presentation up to the point of sale. Our products encompass more than 60,000 unique SKUs. Whether a plush toy, a stylish apparel item showcasing an attraction, a commemorative memento or a tote to carry it all, we carry items both big and small so that every guest has a chance to find that perfect item that is a reminder of the memories made in our theme parks.

Guests can purchase visual memories to commemorate their experience with us through real time photo and video technologies. Whether on a traditional ride or during one of our numerous animal experiences, we capture the moment through the use of state-of-the-art processes and technologies. We continue to explore and develop our photo and retail business with advanced offerings to extend beyond the visit with online opportunities to further create customized products. An example is PhotoKey through which guests can instantly view and share all of their photos using the PhotoKey app available on their smartphone devices.

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

Licensing, Consumer Products and Media Enterprises

To capitalize on our popular brands, we leverage content through media and licensing arrangements. Our original television series, Sea Rescue and The Wildlife Docs, showcase our rescue and rehabilitation efforts. These Emmy-nominated programs are broadcast nationally through the ABC network, and have been renewed for an additional two seasons, through the summer of 2018. We also developed licensed consumer products to drive consumer sales through retail channels beyond our theme parks. Our licensed consumer product offerings currently include toys, games, books, apparel, DVD’s and technology accessories, among other product types.

In addition, we expanded our brand appeal through strategic alliances with well-known external brands, including Sesame Street and The Polar Express.  In 2015, we acquired the license to incorporate Rudolph the Red-Nosed Reindeer into our park holiday programs under a new agreement with Character Arts Creations, LLC. We also released original songs and soundtracks from our theme parks and media enterprises for sale on digital music channels.

While currently these products do not represent a material percentage of our revenue, we believe by leveraging our brands and our intellectual property through media and consumer products, we will create new revenue streams and enhance the value of our brands through greater brand visibility, consumer awareness and increased consumer loyalty.

Group Events and Conventions

We host a variety of different group events, meetings and conventions at our theme parks both during the day and at night. Our venues offer indoor and outdoor space for meetings, special events, entertainment shows, picnics, teambuilding events, group tours and special group ticket packages. Park buy-outs allow groups to enjoy exclusive itineraries, including meetings and shows, up-close encounters with animals and behind the scenes tours. Each of our theme parks offers attractive venues, such as SeaWorld Orlando’s Ports of Call, a 70,000 square foot dedicated special events complex and banquet facility at the theme park, which is themed as a nautical wharf-side warehouse district, complete with two miniature submarines. The facility offers more than 30,000 square feet of dining space, with a ballroom that provides seating for more than 750 guests and a larger outdoor garden reception area that can accommodate additional guests. For the year ended December 31, 2015, we hosted over 1,600 group events at our theme parks across the country.

Corporate Sponsorships and Strategic Alliances

We seek to secure long-term corporate sponsorships and strategic alliances with leading companies and brands that share our core values, deliver significant brand value and influence and drive mutual business gains. We identify prospective corporate sponsors based on their industry and industry-leading position, and we select them based on their ability to deliver impactful value to our theme parks and our brands, as well as to consumer products and various entertainment platforms. Our corporate sponsors contribute to us in a multitude of ways, such as through direct marketing, advertising, media exposure and licensing opportunities, as well as through contributions to the non-profit SeaWorld & Busch Gardens Conservation Fund.

Our Corporate Culture

Our corporate culture is built on our mission to provide experiences that matter and inspire guests to protect animals and the wild wonders of our world.  Our management team and our employees, referred to as ambassadors, are passionate about connecting people to nature and animals and are committed to working in a socially responsible and environmentally sustainable manner. We teach our ambassadors to be welcoming, friendly and attentive and to create an environment that allows our guests to build lasting memories with their family and friends. Our consumer-oriented corporate culture is integral to our organization and the cornerstone of our success.

Conservation Efforts

We contribute to species conservation, wildlife rescue, education and environmental stewardship programs around the world. Through the SeaWorld & Busch Gardens Conservation Fund, a non-profit organization, we support wildlife research, habitat protection, animal rescue and conservation education. We also work with and support conservation-related organizations, including the National Fish and Wildlife Foundation and American Humane Association and contribute funds in support of efforts to ensure the sustainability of animal species in the wild. Some of our animals also serve as animal ambassadors in helping raise awareness for species in danger through numerous national media and public appearances. Through our theme parks’ up-close animal encounters, educational exhibits and innovative entertainment, we strive to inspire each guest who visits one of our parks to care for and conserve the natural world.

In addition, we operate one of the world’s most respected rescue programs for ill and injured marine animals, in collaboration with federal, state and local governments, and other members of accredited stranding networks, among others, with the goal of rehabilitating and returning them to the wild. For more than five decades, our animal experts have helped more than 27,000 ill, injured, orphaned and abandoned animals. We are committed to rescue, rehabilitation, research and education and invest significant amounts annually in these efforts.

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

Philanthropy and Community Relations

We are committed to the communities in which our theme parks are located and focus our philanthropic efforts on three areas: animal preservation and stewardship; youth development and education; and sustainable community projects and programs that help create solutions for environmental sustainability concerns and address local socio-economic issues. We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work.

Our theme parks inspire and educate children and guests of all ages by providing experiences that matter. Our philanthropic efforts reflect this commitment through educational outreach visits to inner-city schools and hosting “special wish” children to enjoy theme parks. Plus, through our SeaWorld Cares and Busch Gardens Cares initiatives, our employees are actively involved in volunteer activities such as beach and river cleanup efforts.

Finally, a key component of our community outreach is our long-term commitment to honoring the service of members of the U.S. military and acknowledging the sacrifices that their families have made. Currently, we offer a free admission program to the majority of our theme parks, which provided approximately 500,000 free single day passes to active military personnel and their families for the year ended December 31, 2015.

Our Guests and Customers

Our theme parks are located near a number of large metropolitan areas, with a total population of over 61 million people located within 150 miles of our parks. Additionally, because our theme parks are divided between regional and destination theme parks, our guests include local visitors, non-local domestic visitors and international tourists. Our theme parks are entertainment venues and have broad demographic appeal. For the year ended December 31, 2015, families comprised 51% of our attendance with an average party size of 3.8 people.

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because six of our theme parks are only open for a portion of the year. Approximately two-thirds of the Company’s attendance and revenues are generated in the second and third quarters of the year. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of Christmas and New Year. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals is to continue to generate cash flow throughout the year to maximize profitability and minimize the effects of seasonality, in particular at our theme parks that are open year-round. In recent years, we have begun to encourage attendance during non-peak times by offering a variety of seasonal programs and events, such as shows for kids, special concert series, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

Marketing

Our marketing and sales efforts are focused on generating profitable attendance, in-park per capita spending and building the value of our brands. Through advertising, including park specific messages, promotions, retail and corporate partners, digital platforms, public relations and sales initiatives, we drive awareness of and intent to visit our theme parks, attendance and higher in-park per capita spending on an international, national and regional level. Our attractive destination locations and strategy of grouping parks together creates high appeal for multi-day visits. Our strategic priorities include: (i) emphasizing brand distinction, (ii) improving guest engagement and loyalty, (iii) driving maximum revenue and (iv) broadening appeal (among multi-cultural consumers, kids and domestic markets).

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

Our Industry

We believe that the theme park industry is an attractive sector characterized by a proven business model that generates significant cash flow and has avenues for growth. Theme parks offer a strong consumer value proposition, particularly when compared to other forms of out-of-home entertainment such as concerts, sporting events, cruises and movies. As a result, theme parks attract a broad range of guests and generally exhibit strong operating margin across regions, operators, park types and macroeconomic conditions.

According to the IBISWorld Report, the U.S. amusement park industry is comprised of a large number of venues ranging from a small group of high attendance, heavily themed destination theme parks to a large group of lower attendance local theme parks and family entertainment centers. According to the TEA/AECOM Report, the United States is the largest theme park market in the world with five of the ten largest theme park operators and 9 of the 25 most-visited theme parks in the world. In 2015, the U.S. amusement park industry was expected to generate approximately $14.8 billion in revenues, according to the IBISWorld Report.

Competition

Our theme parks and other product and entertainment offerings compete directly for discretionary spending with other destination and regional theme parks and water and amusement parks and indirectly with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sports attractions, restaurants and vacation travel. Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Studios, Six Flags, Cedar Fair, Merlin Entertainments and Hershey Entertainment and Resorts Company. Our highly differentiated products provide a value proposition and a complementary experience to those offered by fantasy-themed Disney and Universal parks. In addition, we benefit from the significant capital investments made in developing the tourism industry in the Orlando area. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

Competition is based on multiple factors including location, price, the originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of food and entertainment, weather conditions, ease of travel to the theme park (including direct flights by major airlines), and availability and cost of transportation to a theme park. We believe we can compete effectively, due to our strong brand recognition, unique and extensive zoological collection, targeted capital investments and valuable real estate. Additionally, we believe that our theme parks feature a sufficient quality and variety of rides and attractions, educational and interactive experiences, merchandise locations, restaurants and family orientation to make them highly competitive with other destination and regional theme parks, as well as other forms of entertainment.

Employees

As of December 31, 2015, we employed approximately 5,000 full-time employees and approximately 6,300 part-time employees.  During our peak operating season in 2015, we employed approximately 14,200 seasonal employees, many of whom are high school and college students. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good.

Regulatory

Our operations are subject to a variety of federal, state and local laws, regulations and ordinances including, but not limited to, those regulating the environment, display, possession and care of our animals, amusement park rides, building and construction, health and safety, labor and employment, workplace safety, zoning and land use and alcoholic beverage and food service. Key statutes and treaties relating to the display, possession and care of our zoological collection include the Endangered Species Act, Marine Mammal Protection Act, Animal Welfare Act, Convention on International Trade in Endangered Species and Fauna Protection Act and the Lacey Act. We must also comply with the Migratory Bird Treaty Act, Bald and Golden Eagle Protection Act, Wild Bird Conservation Act and National Environmental Policy Act, among other laws and regulations. We believe that we are in substantial compliance with applicable laws, regulations and ordinances; however, such requirements may change over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to our properties or operations will not require significant expenditures in the future.  For information on recent regulatory developments, see the “—Recent Developments—Regulatory Developments” section above.

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

Corporate History

On December 1, 2009, investment funds affiliated with The Blackstone Group L.P. and certain co-investors, through SeaWorld Entertainment, Inc. and its wholly owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), acquired 100% of the equity interests of Sea World LLC (f/k/a Sea World, Inc.) and SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) from certain subsidiaries of Anheuser-Busch Companies, Inc. We refer to this acquisition and related financing transactions as the “2009 Transactions.”

SeaWorld Entertainment, Inc. was incorporated in Delaware on October 2, 2009 in connection with the 2009 Transactions and changed its name from SW Holdco, Inc. to SeaWorld Entertainment, Inc. in December 2012.  We completed our initial public offering (the “IPO”) in April 2013 and our common stock is listed on the New York Stock Exchange under the symbol “SEAS”.  As of December 31, 2015, Blackstone and the other co-investors owned, through the Partnerships, approximately 22.2% of our total outstanding common stock.

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

Website and Social Media Disclosure

We use our websites (www.seaworldentertainment.com and www.seaworldinvestors.com) and our corporate Twitter account (@Seaworld) as channels of distribution of company information.  The information we post through these channels may be deemed material.  Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts.  In addition, you may automatically receive e-mail alerts and other information about SeaWorld when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at www.seaworldinvestors.com. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K.

Item 1A.  Risk Factors

The following risk factors should be read carefully in connection with evaluating us and this Annual Report on Form 10-K.  Certain statements in “Risk Factors” are forward-looking statements.  See “Special Note Regarding Forward-Looking Statements” elsewhere in this report:

Risks Related to Our Business and Our Industry

We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.

We operate in a complex and evolving regulatory environment and are subject to various federal and state statutes and regulations and international treaties implemented by federal law. The states in which we operate also regulate zoological activity involving the import and export of exotic and native wildlife, endangered and/or otherwise protected species, zoological display and anti-cruelty statutes. We incur significant compliance costs in connection with these regulations and violation of such regulations could subject us to fines and penalties and result in the loss of our licenses and permits, which, if occurred, could impact our ability to display certain animals. Future amendments to existing statutes, regulations and treaties or new statutes, regulations and treaties may potentially restrict our ability to maintain our animals, or to acquire new ones to supplement or sustain our breeding programs or otherwise adversely affect our business. For instance, in March of 2014 a bill was proposed by a California lawmaker which sought to restrict our ability to display certain animals in that state.  Also, on July 16, 2015, Senator Dianne Feinstein (D-CA) offered an amendment to the Fiscal Year 2016 Agriculture, Rural Development, Food and Drug Administration, and Related Agencies spending bill during consideration of the bill by the full Committee on Appropriations. The amendment directed the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS) to issue updated regulations for the display of marine mammals in domestic zoos and aquaria within six months of enactment.  While that amendment was not included in the final Fiscal Year 2016 Omnibus Appropriations Bill, APHIS released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).  This proposed rule would affect sections in the regulations for the protection of all marine mammals in the United States relating to human marine mammal interactive programs, space requirements, water quality, indoor facilities, outdoor facilities, implementation dates, and variances. The Proposed APHIS Regulations are available for public comment by all stakeholders, including the Company, until April 4, 2016, and the Proposed APHIS Regulations may be modified as a result of such comments.  The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized.  Once effective, the Proposed APHIS Regulations may increase our regulatory compliance burdens and costs, impact the way and manner the Company’s marine mammals are displayed and require additional management attention and investments to come into compliance.

On October 8, 2015, the California Coastal Commission approved our plan to build a new killer whale habitat (the “Blue World Project”) in San Diego, but attached certain conditions to its approval.  Those conditions included, among other things, a prohibition against breeding killer whales or transporting killer whales to or from the habitat.  On December 29, 2015, we filed a lawsuit against the California Coastal Commission on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over killer whales, which are regulated under federal law.  Due to the pending lawsuit and the uncertain legislative and regulatory environment in California, we are currently reevaluating our plans with respect to the scope of the Blue World Project and we may ultimately decide not to pursue the Blue World Project.

On November 16, 2015, Representative Adam Schiff (D-CA) introduced the Orca Responsibility and Care Advancement Act (the “ORCA Act”).  The bill has been referred to the Natural Resources and Agriculture Committees.  It is unclear whether this bill will be enacted into law, but if enacted, this bill would amend the Marine Mammal Protection Act of 1972 and the Animal Welfare Act to prohibit the breeding, the taking (wild capture), and the import or export of killer whales for the purposes of public display.

In light of the uncertain legal, legislative and regulatory environment and evolving public sentiment, we continue to evaluate a broad spectrum of enhancements, modifications and alternatives with respect to the display, husbandry and breeding practices, handling and care, and study and research of our killer whales and other marine animals. Any decisions regarding such matters are subject to consideration and assessment of various factors including, but not limited to, the health and welfare of the animals, guest sentiment, market conditions, anticipated impact on our business, regulatory environment, legal proceedings, input from our shareholders and conservation partners, and other factors. If we were to pursue or be required to pursue any alternative approaches with respect to the display, husbandry and breeding practices, handling and care, or study and research of our killer whales or other animals in our zoological collection, the full impact of such alternatives on our business will not be known until such alternatives are finalized.  In the meantime, we continue to invest significant management attention and resources to evaluate the impact of and ensure compliance with the applicable regulatory and other developments.

From time to time, animal activist and other third-party groups may make claims before government agencies, bring lawsuits against us, and/or attempt to generate negative publicity associated with our business. Such activities sometimes are based on allegations that we do not properly care for some of our featured animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of future claims and lawsuits that could be brought against us. In addition, negative publicity associated with such activities could adversely affect our reputation and results of operations. At times, activists and other third-party groups have also attempted to generate negative publicity related to our relationships with our business partners, such as corporate sponsors, promotional partners, vendors, ticket resellers and others. For example, since 2014, we have experienced demand pressures, particularly in California, which we believe were partly due to media attention relating to the legislation proposed in that state. In addition, we have experienced increased media attention since 2014 extending to our relationships with some of our business partners.

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

•	bad weather and even forecasts of bad weather, including abnormally hot, cold and/or wet weather, particularly during weekends, holidays or other peak periods;
•	changes in the desirability of particular locations or travel patterns of both our domestic and international guests;
•	fluctuations in foreign exchange rates;
•	low consumer confidence;
•	oil prices and travel costs and the financial condition of the airline, automotive and other transportation-related industries, any travel-related disruptions or incidents and their impact on travel;

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

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company, the quality of our theme parks and services and our corporate and management integrity. The operation of theme parks involves the risk of accidents, illnesses, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our brands or reputation and our business and results of operations. An accident or an injury at any of our theme parks or at theme parks operated by competitors, particularly an accident or an injury involving the safety of guests and employees, that receives media attention, is the topic of a book, film, documentary or is otherwise the subject of public discussions, may harm our brands or reputation, cause a loss of consumer confidence in the Company, reduce attendance at our theme parks and negatively impact our results of operations. Such incidents have occurred in the past and may occur in the future. In addition, other types of adverse publicity concerning our business or the theme park industry generally could harm our brands, reputation and results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity.

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

Approximately 57%, 18% and 13% of our revenues in 2015 were generated in the States of Florida, California and Virginia, respectively. In addition, our revenues and results of operations depend significantly on the results of our Orlando theme parks. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

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

Our theme parks feature numerous displays and interactions that include animals. All animal enterprises involve some degree of risk. All animal interaction by our employees and our guests in attractions in our theme parks, where offered, involves risk. While we maintain strict safety procedures for the protection of our employees and guests, injuries or death, while rare, have occurred in the past. For example, in February 2010, a trainer was killed while engaged in an interaction with a killer whale. Following this incident, we were subject to an inspection by the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), which resulted in three citations concerning alleged violations of the Occupational Safety and Health Act and certain regulations thereunder.  In 2012, we initiated an appeal of certain of these citations with the U.S. Court of Appeals for the District of Columbia Circuit.  On April 11, 2014, the Court of Appeals denied our appeal and we elected to not pursue further appeal.  In connection with this incident, we reviewed and revised our safety protocols and made certain safety-related facility enhancements such as revising training protocols used in show performances. This incident has also been and continues to be the subject of significant media attention, including extensive television and newspaper coverage, a documentary and a book, as well as discussions in social media. This incident and similar events that may occur in the future may harm our reputation, reduce attendance and negatively impact our business, financial condition and results of operations.

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

A large portion of our expenses is relatively fixed because the costs for full-time employees, maintenance, animal care, utilities, advertising and insurance do not vary significantly with attendance. These fixed costs may increase at a greater rate than our revenues and may not be able to be reduced at the same rate as declining revenues. If cost-cutting efforts are insufficient to offset declines in revenues or are impracticable, we could experience a material decline in margins, revenues, profitability and reduced or negative cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

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

We collect and retain large volumes of internal and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our guest, employee and Company data is critical to our business and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our theme parks, products and services to our guests. We face various security threats, including cyber security attacks on our data (including our vendors’ and guests’ data) and/or information technology infrastructure. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee or Company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent.  In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.  To date, cyber security attacks directed at us have not had a material impact on our financial results.  Due to the evolving nature of security threats, however, the impact of any future incident cannot be predicted.

Increased labor costs and employee health and welfare benefits may negatively impact our operations.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs due to competition, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions that have impacted our healthcare costs. It is possible that any future amendments could significantly increase our compensation costs, which would reduce our net income and adversely affect our cash flows.  More recently, on February 8, 2016, the San Diego City Council decided to put a proposal on the June 7, 2016 primary ballot for voters to decide whether the city of San Diego should have a higher minimum wage than the $10 per hour required by the State of California.  If approved by a simple majority of San Diego voters, the proposal would make the city’s minimum wage $10.50 as soon as the election results are certified, and then increase it to $11.50 on January 1, 2017.   Two years later in January 2019, annual increases to the San Diego minimum wage based on the consumer price index would start to be implemented.  If enacted, the proposal will impact our operating expenses, particularly at the Company’s SeaWorld San Diego and Aquatica San Diego parks.

Our growth strategy may not achieve the anticipated results.

Our future success will depend on our ability to grow our business, including through capital investments to improve existing and develop new theme parks, rides, attractions and shows, as well as in-park product offerings and product offerings outside of our theme parks. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our revenues at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could materially adversely affect our business, financial condition or results of operations. In 2014, we announced an initiative called the Blue World Project that involves building first-of-its-kind killer whale habitats at all three SeaWorld parks. The total investment was expected to be approximately $100.0 million per park by the project’s completion. On October 8, 2015, the California Coastal Commission approved our plan to build a Blue World Project habitat in San Diego, but attached certain conditions to its approval.  Those conditions included, among other things, a prohibition against breeding killer whales or transporting killer whales to or from the habitat.  On December 29, 2015, we filed a lawsuit against the California Coastal Commission on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over killer whales, which are regulated under federal law.  Due to the pending lawsuit and the uncertain legislative and regulatory environment, we are currently reevaluating our plans with respect to the scope of the Blue World Project and we may ultimately decide not to pursue the Blue World Project.

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

We are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including guests who visit our theme parks, our employees or regulators. We are currently subject to securities litigation.  We discuss this case and other litigation to which we are subject to in greater detail below under the caption “Item 3. Legal Proceedings” and Note 14–Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcome of many of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us, a judgment, a fine or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management’s attention and resources.

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

Our success depends in part upon a number of key employees, including members of our senior management team who have extensive experience in the industry. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the market. Failure to attract, motivate and retain highly qualified employees, or failure to develop and implement a viable succession plan, could adversely affect our business and our future success. We have employment agreements with certain members of our senior management, but these employment agreements do not ensure that they will not voluntarily terminate their employment with us.

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

We are highly leveraged. As of December 31, 2015, our total indebtedness was approximately $1,601.3 million. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities, share repurchases pursuant to the Share Repurchase Program and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the international banking and capital markets. If unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our obligations and impair our liquidity. There can be no assurance that any refinancing of our indebtedness will be possible and any such refinancing could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. We from time to time may increase the amount of our indebtedness, modify the terms of our financing arrangements, issue dividends, make capital expenditures and take other actions that may substantially increase our leverage.

Despite our significant leverage, we may incur significant additional amounts of debt, which could further exacerbate the risks associated with our significant leverage.

We may not realize the benefits of acquisitions or other strategic initiatives.

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. The success of our acquisitions depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of an acquired businesses or assets. Additionally, any international transactions are subject to additional risks, including foreign and U.S. regulations on the import and export of animals, the impact of economic fluctuations in economies outside of the United States, difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences, as well as political instability and lesser degree of legal protection in certain jurisdictions, currency exchange fluctuations and potentially adverse tax consequences of overseas operations.

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

We cannot assure you that we will not incur substantial costs to comply with new or expanded environmental requirements in the future or to investigate or clean-up new or newly identified environmental conditions, which could also impair our ability to use or transfer the affected properties and to obtain financing.

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

Affiliates of Blackstone beneficially own approximately 22.2% of our common stock. As a result, investment funds associated with or designated by affiliates of Blackstone will have the ability to elect members of our Board of Directors and thereby continue to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, Blackstone may be interested in making acquisitions that increase our indebtedness or in selling revenue-generating assets. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

Blackstone is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. For example, Blackstone has several investments in the leisure and hospitality industries.

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

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2015, our common stock price has ranged from $15.43 to $38.92. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond or control, including:

•	results of operations that vary from the expectations of securities analysts and investors;
•	results of operations that vary from those of our competitors;
•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•	declines in the market prices of stocks generally, or those of amusement and theme parks companies;
•	strategic actions by us or our competitors;
•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•	changes in general economic or market conditions or trends in our industry or markets;
•	changes in business or regulatory conditions;
•	future sales of our common stock or other securities;
•	repurchases of our common stock pursuant to the Share Repurchase Program;
•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	announcements relating to litigation;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	the development and sustainability of an active trading market for our stock;
•	actions by institutional or activist stockholders;
•	changes in accounting principles; and
•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

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

We cannot guarantee that our allocation of capital to various alternatives will enhance long-term stockholder value, and in some cases, our Share Repurchase Program could increase the volatility of the price of our common stock.

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects and expenses, managing debt levels, and periodically returning capital to our shareholders through share repurchases and dividends.  There can be no assurance that our capital allocation decisions will enhance shareholder value.  During 2015, we repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45.0 million leaving $190.0 million available for future repurchases under the Share Repurchase Program as of December 31, 2015.  Repurchases of our common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.  There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

In addition, the shares of our common stock reserved for future issuance under the Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable. A total of 15,000,000 shares of common stock were reserved for issuance under the Omnibus Incentive Plan, of which 10,776,041 shares of common stock remain available for future issuance as of December 31, 2015. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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
•

the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66  2 / 3 % in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class; and

•

that certain provisions may be amended only by the affirmative vote of the holders of at least 66  2 / 3 % in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes our principal properties, which includes approximately 400 acres of land available for future development.

Location	Size	Use
Orlando, FL	76,360 sq ft	Leased Office Space (corporate headquarters)
Orlando, FL	9,636 sq ft	Leased Office Space (call center)
San Diego, CA	190 acres(a)	Leased Land
Chula Vista, CA	66 acres	Owned Water Park
Orlando, FL	279 acres	Owned Theme Park
Orlando, FL	58 acres	Owned All-inclusive Interactive Park
Orlando, FL	81 acres	Owned Water Park
Tampa, FL	56 acres	Owned Water Park
Tampa, FL	306 acres	Owned Theme Park
Dade City, FL	109 acres	Owned Breeding and Holding Facility
Langhorne, PA	55 acres	Owned Theme Park
San Antonio, TX	415 acres(b)	Owned Theme Park
Williamsburg, VA	222 acres	Owned Water Park
Williamsburg, VA	422 acres	Owned Theme Park
Williamsburg, VA	5 acres	Owned Warehouse Space
Williamsburg, VA	5 acres	Owned Seasonal Worker Lodging

(a)	Includes approximately 17 acres of water in Mission Bay Park, California.
(b)

Includes both a theme park and water park which is accessible to guests for an additional fee.  In 2016, the water park will be converted into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to the theme park.

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

Consumer Class Action Lawsuits

On March 25, 2015, a purported class action was filed in the United States District Court for the Southern District of California against the Company, captioned Holly Hall v. SeaWorld Entertainment, Inc., Case No. 3:15-cv-00600-CAB-RBB (the “Hall Matter”).  The complaint identifies three putative classes consisting of all consumers nationwide who at any time during the four-year period preceding the filing of the original complaint, purchased an admission ticket, a membership or a SeaWorld “experience” that includes an “orca experience” from the SeaWorld amusement park in San Diego, California, Orlando, Florida or San Antonio, Texas respectively.  The complaint alleges causes of action under California Unfair Competition Law, California Consumers Legal Remedies Act (“CLRA”), California False Advertising Law, California Deceit statute, Florida Unfair and Deceptive Trade Practices Act, Texas Deceptive Trade Practices Act, as well as claims for Unjust Enrichment.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members.  The complaint further alleges that the specific misrepresentations heard and relied upon by Holly Hall in purchasing her SeaWorld tickets concerned the circumstances surrounding the death of a SeaWorld trainer.  The complaint seeks actual damages, equitable relief, attorney’s fees and costs.  Plaintiffs claim that the amount in controversy exceeds $5.0 million, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all).

In addition, four other purported class actions were filed against the Company and its affiliates.  The first three actions were filed on April 9, 2015, April 16, 2015 and April 17, 2015, respectively, in the following federal courts: (i) the United States District Court for the Middle District of Florida, captioned Joyce Kuhl v. SeaWorld LLC et al., 6:15-cv-00574-ACC-GJK (the “Kuhl Matter”), (ii) the United States District Court for the Southern District of California, captioned Jessica Gaab, et. al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-842-CAB-RBB (the “Gaab Matter”), and (iii) the United States District Court for the Western District of Texas, captioned Elaine Salazar Browne v. SeaWorld of Texas LLC et al., 5:15-cv-00301-XR (the “Browne Matter”).  On May 1, 2015, the Kuhl Matter and Browne Matter were voluntarily dismissed without prejudice by the respective plaintiffs.  On May 7, 2015, plaintiffs Kuhl and Browne re-filed their claims, along with a new plaintiff, Valerie Simo, in the United States District Court for the Southern District of California in an action captioned Valerie Simo et al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-1022-CAB-RBB (the “Simo Matter”). All four of these cases, in essence, reiterate the claims made and relief sought in the Hall Matter.

On August 7, 2015, the Gaab Matter and Simo Matter were consolidated with the Hall Matter, and the plaintiffs filed a First Consolidated Amended Complaint (“FAC”) on August 21, 2015.  The FAC pursues the same seven causes of action as the original Hall complaint, and adds a request for punitive damages pursuant to the California CLRA.

The Company moved to dismiss the FAC in its entirety, and its motion was granted on December 24, 2015.  The United States District Court for the Southern District of California granted dismissal with prejudice as to the California CLRA claim, the portion of California Unfair Competition Law claim premised on the CLRA claim, all claims for injunctive relief, and on all California claims premised solely on alleged omissions by the Company.  The United States District Court for the Southern District of California granted leave to amend as to the remainder of the complaint.  On January 25, 2016, plaintiffs filed their Second Consolidated Amended Complaint (“SAC”).  The SAC pursues the same causes of action as the FAC, except for the California CLRA, which, as noted above, was dismissed with prejudice.  The Company intends to file a motion to dismiss the SAC.

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc., Case No. CGC-15-545292 (the “Anderson Matter”).  The putative class consists of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  On May 11, 2015, the plaintiffs filed a First Amended Class Action Complaint (the “Amended Complaint”).  The Amended Complaint alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members.  The Amended Complaint seeks actual damages, equitable relief, attorneys’ fees and costs.  Based on plaintiffs’ definition of the class, the amount in controversy exceeds $5.0 million, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all).  On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California, Case No. 15:cv-2172-SC.

On May 19, 2015, the plaintiffs filed a motion to remand.  On September 18, 2015, the Company filed a motion to dismiss the Amended Complaint in its entirety.  The motion is fully briefed.  On September 24, 2015, the United States District Court for the Northern District of California denied plaintiffs’ motion to remand.  On October 5, 2015, plaintiffs filed a motion for leave to file a motion for reconsideration of this order, and contemporaneously filed a petition for permission to appeal to the Ninth Circuit, which the Company opposed.  On October 14, 2015, the United States District Court for the Northern District of California granted plaintiffs’ motion for leave.  Plaintiffs’ motion for reconsideration was fully briefed.  On January 12, 2016, the United States District Court for the Northern District of California granted in part and denied in part the motion for reconsideration, and refused to remand the case.  In that order, the United States District Court for the Northern District of California noted that it will defer ruling on the Company’s motion to dismiss until the Ninth Circuit rules on plaintiffs’ petition for permission to appeal.  On January 22, 2016, plaintiffs filed a petition for permission to appeal the January 12, 2016 order to the Ninth Circuit, which the Company intends to oppose.  Both of plaintiffs’ petitions for permission to appeal remain pending.

California Coastal Commission Lawsuit

On October 8, 2015, the California Coastal Commission approved our plan to build a new killer whale habitat (the “Blue World Project”) in San Diego, but attached certain conditions to its approval.  Those conditions included, among other things, a prohibition against breeding killer whales or transporting killer whales to or from the habitat.  On December 29, 2015, we filed a lawsuit against the California Coastal Commission in the Superior Court of the State of California for the County of San Diego, captioned SeaWorld LLC v. California Coastal Commission, Case No. 37-2015-00043163-CU-WM-CTL.  The lawsuit challenges those conditions on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over killer whales, which are regulated under federal law.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “SEAS.”  As of February 19, 2016, there were approximately 932 holders of record of our outstanding common stock.  This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.  The following table sets forth the high and low closing sales prices per share of our common stock during the periods indicated and the amount of cash dividends declared per share:

			Cash Dividend Declared
Calendar Period	High	Low	Per Share
2015
Quarter ended March 31, 2015	$20.77	$16.45	$0.42
Quarter ended June 30, 2015	$21.82	$18.44	$0.21
Quarter ended September 30, 2015	$19.47	$17.10	$0.21
Quarter ended December 31, 2015	$20.18	$16.96	(a)

2014
Quarter ended March 31, 2014	$35.11	$27.79	$0.20
Quarter ended June 30, 2014	$31.75	$28.00	$0.21
Quarter ended September 30, 2014	$29.59	$18.00	$0.21
Quarter ended December 31, 2014	$19.25	$15.43	(b)

(a)	Cash dividend of $0.21 per share was declared on January 5, 2016 to all common stockholders of record at the close of business on January 15, 2016, which was paid on January 22, 2016.
(b)	Cash dividend of $0.21 per share was declared on January 5, 2015 to all common stockholders of record at the close of business on January 13, 2015, which was paid on January 22, 2015.

Dividends

Our Board adopted a policy to pay, subject to legally available funds, a regular quarterly dividend.  We declared cash dividends of $0.84 in 2015 and $0.62 per share in 2014.  Our ability to declare dividends and make other restricted payments is limited by covenants in our senior secured credit facilities pursuant to a credit agreement dated as of December 1, 2009, as amended (the “Senior Secured Credit Facilities”).

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

We intend to continue to pay cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board may deem relevant. However, the payment of any future dividends will be at the discretion of our Board and our Board may, at any time, modify or revoke our dividend policy on our common stock. For tax purposes, a portion of the dividends paid in 2014 and 2015 were treated as a return of capital to stockholders and we expect a portion of the dividends paid in 2016 will also be treated as a return of capital to stockholders.

Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, the ability of our subsidiaries to distribute cash to SeaWorld Entertainment, Inc. to pay dividends is limited by covenants in the Senior Secured Credit Facilities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2015 fiscal year end.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of SeaWorld under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from April 19, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2015 of the cumulative total return for our common stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index and the S&P 400 Movies & Entertainment Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on April 19, 2013 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	4/19/2013	12/31/2013	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
SeaWorld Entertainment, Inc.	$100.00	$108.53	$69.15	$76.27	$73.71	$72.02	$79.63
S&P 500 Index - Total Returns	$100.00	$120.66	$137.17	$138.48	$138.86	$129.92	$139.07
S&P Midcap 400 Index	$100.00	$121.01	$132.84	$139.89	$138.41	$126.65	$129.95
S&P 400 Movies & Entertainment Index	$100.00	$137.70	$127.70	$142.07	$142.08	$114.98	$126.13

Note: Comparison of 33 months cumulative total return.  Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2016.

Index Data: Copyright Standard and Poor’s Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2015.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ending	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015	October 31, 2015	152	$18.50	—	$220,000,016
November 1, 2015	November 30, 2015	124	$17.99	—	220,000,016
December 1, 2015	December 31, 2015	—	$18.99	1,577,835	190,000,035
		276		1,577,835	$190,000,035

(1)

Pursuant to the Share Repurchase Program, in December 2015, we repurchased a total of 1,577,835 shares of common stock at an average price of $18.99 per share and a total cost of approximately $30.0 million.  All of the common stock is held as treasury shares at December 31, 2015. See Note 19–Stockholders’ Equity in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Share Repurchase Program.

(2)

Except for the shares of our common stock repurchased as described in footnote (1) above, all other purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

Item 6.  Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating data as of the dates and for each of the fiscal years ended December 31, 2015, 2014, 2013 and 2012 and selected historical consolidated financial and operating data as of and for the fiscal year ended December 31, 2011.

The selected financial data as of December 31, 2015 and 2014 and for each of the fiscal years ended December 31, 2015, 2014 and 2013 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The selected financial data as of December 31, 2013, 2012 and 2011 for the fiscal years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.”

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Comprehensive Income Data:	(In thousands, except per share and per capita amounts)
Net revenues:
Admissions	$846,922	$859,426	$921,016	$884,407	$824,937
Food, merchandise and other	524,082	518,386	539,234	539,345	505,837
Total revenues	1,371,004	1,377,812	1,460,250	1,423,752	1,330,774
Costs and expenses:
Cost of food, merchandise and other revenues	103,980	109,024	114,192	118,559	112,498
Operating expenses (exclusive of depreciation and amortization shown separately below)	708,745	727,659	743,322	730,582	692,325
Selling, general and administrative	214,072	189,369	187,298	184,920	172,368
Restructuring and other related costs	2,268	11,567	—	—	—
Separation costs	—	2,574	—	—	—
Secondary offering costs	—	747	1,407	—	—
Termination of advisory agreement	—	—	50,072	—	—
Depreciation and amortization	182,503	176,275	166,086	166,975	213,592
Total costs and expenses	1,211,568	1,217,215	1,262,377	1,201,036	1,190,783
Operating income	159,436	160,597	197,873	222,716	139,991
Other expense (income), net	129	(198)	(241)	(1,563)	1,679
Interest expense	65,571	81,543	90,622	110,565	97,741
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	20,905	461	29,858	2,053	15,129
Income before income taxes	72,831	78,791	77,634	111,661	25,442
Provision for income taxes	23,698	28,872	25,714	37,440	10,653
Net income	$49,133	$49,919	$51,920	$74,221	$14,789
Per share data (a):
Net income per share, basic	$0.57	$0.57	$0.59	$0.90	$0.18
Net income per share, diluted	$0.57	$0.57	$0.59	$0.89	$0.18
Cash dividends declared per share	$0.84	$0.62	$0.60	$6.07	$1.34
Weighted average commons shares outstanding:
Basic	85,860	87,183	87,537	82,480	81,392
Diluted	85,981	87,480	88,152	83,552	82,024
Other financial and operating data:
Cash capital expenditures	$157,302	$154,641	$166,258	$191,745	$225,316
Attendance	22,471	22,399	23,391	24,391	23,631
Total revenue per capita(b)	$61.01	$61.51	$62.43	$58.37	$56.31

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated balance sheet data:	(In thousands)
Cash and cash equivalents	$18,971	$43,906	$116,841	$45,675	$66,663
Total assets(c)	$2,391,134	$2,422,471	$2,549,957	$2,481,766	$2,510,638
Total long-term debt, net(c)	$1,580,743	$1,583,450	$1,619,128	$1,792,234	$1,385,754
Total equity	$504,120	$579,535	$648,027	$442,302	$868,143

(a)	All share and per share amounts reflect an eight-for-one stock split of our common stock effected on April 8, 2013.
(b)	Calculated as total revenue divided by total attendance.

(c)

In 2015, the Company elected to early adopt Accounting Standards Update (“ASU”) 2015-03, Interest –Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs which simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset.  This ASU has been applied retrospectively as a change in accounting principle for all periods presented. As a result, the Company reclassified $20.0 million, $27.5 million, $35.1 million and $36.2 million of unamortized debt issuance costs at December 31, 2014, 2013, 2012 and 2011, respectively, from other assets to long-term debt in the selected historical consolidated financial data table above. The adoption of this ASU did not impact the Company’s consolidated results of operations, stockholders’ equity or cash flows.  See Note 3–Recently Issued Accounting Pronouncements and Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Business Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands, including SeaWorld, Busch Gardens and Sea Rescue. Over our more than 50 year history, we have built a diversified portfolio of 11 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection representing more than 800 species of animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests. During the year ended December 31, 2015, we hosted approximately 22.5 million guests, including approximately 3.3 million international guests. In the year ended December 31, 2015, we had total revenues of $1.37 billion and net income of $49.1 million.

In November 2015, we communicated our roadmap to stabilize our business to drive sustainable growth.  This plan encompasses five key points which include (i) providing experiences that matter; (ii) delivering distinct guest experiences that are fun and meaningful; (iii) pursuing organic and strategic revenue growth; (iv) addressing the challenges we face; and (v) financial discipline.  The plan is intended to build on our strong business fundamentals by evolving the guest experience to align with consumer preferences for experiences that matter.  Through family entertainment and distinct experiences and attractions, we provide our guests an opportunity to explore and to learn more about the natural world and the plight of animals in the wild, to be inspired and to act to make a better world. The plan includes a new approach to in-park activities as well as “turning parks inside out” by taking our guests behind the scenes to provide a better understanding of our veterinary care and animal rescue operations. Other elements of the plan include implementing a simplified pricing model, targeted capital investments in new attractions across our parks, and an ongoing focus on cost control as part of a larger commitment to overall financial discipline.  Additionally, we announced a new resort strategy that will include evaluating opportunities which could include purchasing or developing resort properties in or near some of our parks.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita.     We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 62% of our total revenue for the year ended December 31, 2015. Over the same time period, we reported $37.69 in admission per capita, representing a decrease of 1.8% from $38.37 for the year ended December 31, 2014.  Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day or annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing.

•

In-Park Per Capita Spending.      We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance.  For the year ended December 31, 2015, food, merchandise and other revenue accounted for approximately 38% of our total revenue. Over the same time period, we reported $23.32 of in-park per capita spending, representing an increase of 0.8% from $23.14 for the year ended December 31, 2014.  In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, passholders, domestic or international guests) and the mix of in-park spending.

Trends Affecting Our Results of Operations

Beginning in the second quarter of 2014, we experienced negative attendance trends, which we believe resulted from a combination of factors affecting our destination parks, including negative media attention in California and a challenging competitive environment in Florida. To address these challenges, we adjusted our attraction and marketing plans, launched a new reputation campaign and executed a cost savings plan which delivered approximately $50.0 million of cost savings by the end of 2015 (the “Cost Savings Plan”).  The impact of these cost reductions were more than offset by normal inflationary increases in labor and other expenses, along with an increase in marketing and legal costs.

In 2015, overall attendance improved by 0.3% when compared to 2014, reflecting increased attendance at all but two of our park locations, Texas and California.  Excluding these park locations, attendance in 2015 primarily benefitted from increased promotional offerings, strong passholder visitation and additional consumer event programs, along with a favorable operating schedule due to the later timing of Labor Day in 2015.

The decline in California primarily relates to continued SeaWorld brand challenges as discussed above; however, in 2015, we have seen a meaningful reduction in the rate of decline.  Looking ahead, we remain cautious as we recognize that fully resolving our brand challenges in California requires sustained focus and we expect our marketing and reputation campaigns will be on-going in nature as we continue to evolve our brand to generate a more positive connection with the changing expectations of our guests.

The decline in Texas primarily relates to a reduction in passholder visitation due to changes made to pass products for this location, reduced promotional offerings, a lack of significant competitive offerings at this location and the impact of record levels of rainfall during the second quarter.  To address some of these challenges, we have changed the structure of our pass products for Texas and will open a new attraction in 2016, Discovery Point, which will include a new dolphin habitat and underwater viewing area and will offer guests an opportunity to interact and swim with the dolphins.

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation. Adverse publicity concerning our business generally could harm our brands, reputation and results of operations.  The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity.  Recently, our SeaWorld-branded parks have been the target of negative media attention, particularly in the state of California, and we believe we have experienced demand pressures in California, due to such media attention.  We have introduced a number of initiatives, including new marketing and reputation campaigns to address public perceptions, share facts and correct misinformation. We also introduced a number of promotions in an effort to increase demand.  For a discussion of certain risks associated with adverse publicity, see “Risk Factors—Risks Related to Our Business and Our Industry.”

Our success depends on our ability to grow our business, in part through targeted capital investments to improve our existing theme parks, rides, attractions and shows.   Our growth and innovation strategies require significant commitments of management resources and capital investments designed to improve guest satisfaction and generate returns.  As a result, we make annual investments to support and improve our existing theme park facilities and attractions.  Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue, and increase our guests’ length of stay.  In addition to the new attraction for our Texas location mentioned above, we will introduce new roller coasters, Mako and Cobra’s Curse, at two of our Florida theme parks in 2016.

In 2014 we announced a plan to build new killer whale habitats at all three of our SeaWorld locations (the “Blue World Project”). The San Diego habitat was expected to open to the public in 2018 with new killer whale habitat to possibly follow at SeaWorld Orlando and SeaWorld San Antonio based on our experience in San Diego. The total investment was expected to be approximately $100.0 million per park by the project’s completion.  For an update on the status of the Blue World Project, see the “Regulatory Developments” below.

Our success also depends to some extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Severe economic downturns, coupled with high volatility and uncertainty as to the future global economic landscape, have had and continue to have an adverse effect on consumers’ discretionary income and consumer confidence. Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. Generally, our revenue and attendance growth have been correlated with domestic economic growth, as reflected in the gross domestic product (“GDP”) and the overall level of growth in domestic consumer spending.

Fluctuations in foreign currency exchange rates also impact our business due to the effect a strong dollar has on international tourist spending. International attendance has declined in 2015 which we believe results from the strengthening of the U.S. dollar against a variety of foreign currencies. To manage this going forward, we have modified our international marketing to reflect more appropriate ticket offers in light of the foreign currency exchange rate pressures and are working with our wholesalers in key international markets to increase our competitive positioning.

Both attendance and total revenue per capita at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition, results of operations and cash flows.

Regulatory Developments

On July 16, 2015, Senator Dianne Feinstein (D-CA) offered an amendment to the Fiscal Year 2016 Agriculture, Rural Development, Food and Drug Administration, and Related Agencies spending bill during consideration of the bill by the full Committee on Appropriations. The amendment directed the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS) to issue updated regulations for the display of marine mammals in domestic zoos and aquaria within six months of enactment.  While that amendment was not included in the final Fiscal Year 2016 Omnibus Appropriations Bill, APHIS released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).

On October 8, 2015, the California Coastal Commission approved our plan to build a new killer whale habitat (the “Blue World Project”) in San Diego, but attached certain conditions to its approval.  Those conditions included, among other things, a prohibition against breeding killer whales or transporting killer whales to or from the habitat.  On December 29, 2015, we filed a lawsuit against the California Coastal Commission on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over killer whales, which are regulated under federal law.

On November 16, 2015, Representative Adam Schiff (D-CA) introduced the Orca Responsibility and Care Advancement Act (the “ORCA Act”).  The bill has been referred to the Natural Resources and Agriculture Committees.  It is unclear whether this bill will be enacted into law, but if enacted, this bill would amend the Marine Mammal Protection Act of 1972 and the Animal Welfare Act to prohibit the breeding, the taking (wild capture), and the import or export of killer whales for the purposes of public display.

For a discussion of certain risks associated with the Proposed APHIS Regulations, the California Coastal Commission’s decision, and the ORCA Act, see “Risk Factors—Risks Related to Our Business and Our Industry—We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.”

On February 8, 2016, the San Diego City Council decided to put a proposal on the June 7, 2016 primary ballot for voters to decide whether the city of San Diego should have a higher minimum wage than the $10 per hour required by the State of California.  If approved by a simple majority of San Diego voters, the proposal would make the city’s minimum wage $10.50 as soon as the election results are certified, and then increase it to $11.50 on January 1, 2017.   Two years later in January 2019, annual increases to the San Diego minimum wage based on the consumer price index would start to be implemented.  For a discussion of certain risks associated with the foregoing proposal, see “Risk Factors—Risks Related to Our Business and Our Industry— Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We are currently assessing these opportunities while maintaining a conservative and disciplined approach towards the execution of our international development strategy.  Thus far, we have identified our international market priorities as well as our international partners within select markets. The market priorities were developed based on a specific set of criteria to ensure we expand our brands into the most attractive markets. On February 17, 2016, we moved to the next phase of our international development strategy with our partner in the Middle East (the “Middle East Project”) by (i) extending the exclusive negotiating period under our previously announced Memorandum of Understanding and (ii) executing an Interim Advisory Services Agreement.  Pursuant to the Interim Advisory Services Agreement, we will commence certain advisory services pertaining to the planning and design of the Middle East Project, with funding from our partner in the Middle East offsetting our internal expenses.  The Middle East Project is subject to, among other things, the parties completing the design development phase of such project and the mutual agreement of definitive documents.  For a discussion of certain risks associated with our international development strategy, including the Middle East Project, see “Risk Factors—Risks Related to Our Business and Our Industry— We may not realize the benefits of acquisitions or other strategic initiatives.”

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because six of our theme parks are open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. The mix of revenues by quarter is relatively constant, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays or between the first and fourth quarters due to the timing of Christmas and New Year. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals is to continue to generate cash flow throughout the year to maximize profitability and minimize the effects of seasonality, in particular at our theme parks that are open year-round. In recent years, we have begun to drive attendance during non-peak times by offering a variety of seasonal programs and events, such as shows for kids, special concert series, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests and consumer confidence. Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, domestic or international guests) and the mix of in-park spending. For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business and Our Industry.”

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

As part of the Cost Savings Plan, in December 2014, we implemented a restructuring program (“the Restructuring Program”) which involved the elimination of approximately 300 positions in an effort to centralize certain functions and reduce duplication to increase efficiencies. In the fourth quarter of 2015, as part of a cost savings initiative and ongoing review of departmental structures, certain additional positions were eliminated.   For further details, refer to Note 4–Restructuring Program and Separation Costs in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

In January 2016, we made a decision to remove deep-water lifting floors from the killer whale habitats at each of our three SeaWorld theme parks.  The deep-water lifting floors were intended as another safety tool for conducting in-water training in the deeper pools. The lifting floors located in the medical pools, where our killer whale in-water training currently takes place, will not be affected. That training will continue as an essential part of our overall safety program.  Having safely and successfully conducted in-water training in the medical pools for almost 4 years, our safety and zoological professionals determined that the deep-water lifting floors in the deeper pools are no longer needed. This change will provide more space for the animals, and increase the time that the deep-water pool is available by eliminating downtime for maintenance and cleaning. As a result, in the first half of 2016, we expect to record approximately $33.0 million of accelerated depreciation related to the disposal of these lifting floors.

On February 22, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on March 14, 2016, which will be paid on April 1, 2016.  Based on this dividend declaration, certain performance-vesting restricted shares (the “2.25x Performance Restricted shares”) held by some of our equity plan participants will vest on April 1, 2016.  We expect to recognize approximately $28.0 million of equity compensation expense and record approximately $3.4 million of accumulated dividends related to these 2.25x Performance Restricted shares during the first quarter of 2016.  See Note 18–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our consolidated financial data for the years ended December 31, 2015, 2014 and 2013. This data should be read in conjunction with our consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.”

Comparison of the Years Ended December 31, 2015 and 2014

The following table presents key operating and financial information for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31,		Variance
	2015	2014	$	%
Statement of Comprehensive Income Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$846,922	$859,426	$(12,504)	(1.5%)
Food, merchandise and other	524,082	518,386	5,696	1.1%
Total revenues	1,371,004	1,377,812	(6,808)	(0.5%)
Costs and expenses:
Cost of food, merchandise and other revenues	103,980	109,024	(5,044)	(4.6%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	708,745	727,659	(18,914)	(2.6%)
Selling, general and administrative	214,072	189,369	24,703	13.0%
Restructuring and other related costs	2,268	11,567	(9,299)	(80.4%)
Separation costs	—	2,574	(2,574)	(100.0%)
Secondary offering costs	—	747	(747)	(100.0%)
Depreciation and amortization	182,503	176,275	6,228	3.5%
Total costs and expenses	1,211,568	1,217,215	(5,647)	(0.5%)
Operating income	159,436	160,597	(1,161)	(0.7%)
Other expense (income), net	129	(198)	327	(165.2%)
Interest expense	65,571	81,543	(15,972)	(19.6%)
Loss on early extinguishment of debt and write- off of discounts and debt issuance costs	20,905	461	20,444	NM
Income before income taxes	72,831	78,791	(5,960)	(7.6%)
Provision for income taxes	23,698	28,872	(5,174)	(17.9%)
Net income	$49,133	$49,919	(786)	(1.6%)
Other data:
Attendance	22,471	22,399	72	0.3%
Total revenue per capita	$61.01	$61.51	(0.50)	(0.8%)

 NM-Not Meaningful

Admissions revenue.    Admissions revenue for the year ended December 31, 2015 decreased $12.5 million, or 1.5% to $846.9 million as compared to $859.4 million for the year ended December 31, 2014. The decrease in admissions revenue was a result of a decrease of 1.8% in admission per capita to $37.69 in 2015 from $38.37 in 2014, offset slightly by an increase of 0.3% in attendance.  The change in admission per capita primarily relates to an increase in promotional offerings and passholder visitation along with an unfavorable shift in the park attendance mix compared to the prior year period.  Attendance for 2015 primarily benefited from an improvement at all but two of our park locations, due to increased promotional offerings, strong passholder visitation, additional consumer event programs and a favorable operating schedule due to the later timing of Labor Day in 2015.  The positive impact of these factors was largely offset by reduced attendance in Texas and California.  The decline in Texas primarily relates to a reduction in passholder visitation and promotional offerings, a lack of significant competitive offerings at this location and the impact of record levels of rainfall during the second quarter.  The decline in California primarily relates to continued SeaWorld brand challenges.

Food, merchandise and other revenue.     Food, merchandise and other revenue for the year ended December 31, 2015 increased $5.7 million, or 1.1% to $524.1 million as compared to $518.4 million for the year ended December 31, 2014. This increase was primarily a result of a 0.8% increase in in-park per capita spending to $23.32 in 2015 from $23.14 in 2014, along with an increase in attendance.

Costs of food, merchandise and other revenues.     Costs of food, merchandise and other revenues for the year ended December 31, 2015 decreased $5.0 million, or 4.6%, to $104.0 million as compared to $109.0 million for the year ended December 31, 2014.  These costs represent 19.8% and 21.0% of related revenue earned for the years ended December 31, 2015 and 2014, respectively. The decrease as a percent of related revenue primarily resulted from the impact of cost reduction initiatives including improved leveraged buying efforts.

Operating expenses.     Operating expenses for the year ended December 31, 2015 decreased by $18.9 million, or 2.6% to $708.7 million as compared to $727.7 million for the year ended December 31, 2014. The decrease was primarily a result of cost savings initiatives including a reduction in headcount resulting from the Restructuring Program implemented in December 2014 and a decrease in entertainment-related costs due primarily to reduced show offerings in 2015 resulting from cost savings initiatives.  Operating expenses were 51.7% of total revenues in 2015 compared to 52.8% in 2014.

Selling, general and administrative.     Selling, general and administrative expenses for the year ended December 31, 2015 increased by $24.7 million, or 13.0% to $214.1 million as compared to $189.4 million for the year ended December 31, 2014. The increase was largely related to: (i) additional third party consulting costs, (ii) an increase in labor related costs primarily associated with new equity grants awarded in 2015, (iii) an increase in marketing costs associated with our reputation campaign and (iv) an increase in legal fees when compared to the prior year period.  As a percentage of total revenue, selling, general and administrative expenses were 15.6% in 2015 compared to 13.7% in 2014.

Restructuring and other related costs.     Restructuring and other related costs for 2015 include $2.0 million in severance associated with certain positions eliminated in the fourth quarter of 2015, and $0.3 million related to severance for individuals with continuing service obligations through the second quarter of 2015, which were impacted by the Restructuring Program announced in December 2014. Restructuring and other related costs of $11.6 million for the year ended December 31, 2014 represent severance and other related expenses incurred in connection with the Restructuring Program. The Restructuring Program involved the elimination of approximately 300 positions across our eleven theme parks and corporate headquarters in an effort to centralize certain operations and reduce duplication of functions to increase efficiencies.

Separation costs.     Separation costs for the year ended December 31, 2014 represent costs incurred pursuant to the previously announced separation of our former Chief Executive Officer and President.

Secondary offering costs.     On April 9, 2014, the selling stockholders completed an underwritten secondary offering of our common stock.  Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions.  No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering.  In connection with this secondary offering, we incurred fees and expenses of $0.7 million for the year ended December 31, 2014.

Depreciation and amortization.     Depreciation and amortization expense for the year ended December 31, 2015 increased by $6.2 million, or 3.5% to $182.5 million as compared to $176.3 million for the year ended December 31, 2014 due primarily to approximately $5.0 million of accelerated depreciation related to the closure of the Gwazi wooden rollercoaster at our Busch Gardens Tampa park along with additional depreciation due to the impact of new asset additions, offset by fully depreciated assets and asset retirements.

Interest expense.     Interest expense for the year ended December 31, 2015 decreased $16.0 million, or 19.6% to $65.6 million as compared to $81.5 million for the year ended December 31, 2014, due to the $260.0 million redemption of the 11.0% unsecured senior notes in April 2015 which were refinanced with additional term loans under our senior secured credit facilities at a lower interest rate (effective rate of 4.33% as of December 31, 2015). See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs.     Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $20.9 million for the year ended December 31, 2015 relates to a $14.3 million premium paid for the early redemption of $260.0 million of our Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs and a $0.6 million write-off in discounts and debt issuance costs related to the voluntary prepayment of $30.0 million on our Senior Secured Credit Facilities during the fourth quarter of 2015.  See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.  Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $0.5 million for the year ended December 31, 2014 relates to a write-off in discounts and debt issuance costs related to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities during the third quarter of 2014.

Provision for income taxes.   The provision for income taxes for the year ended December 31, 2015 was $23.7 million compared to $28.9 million in the year ended December 31, 2014. The change primarily results from the impact of a decline in the effective tax rate (from 36.6% to 32.5%) along with a decrease in pretax income in 2015 compared to 2014. Our effective income tax rate decreased primarily due to the benefit of prior year adjustments, federal tax credits, and an adjustment to certain state net operating loss carryforwards as a result of restructuring.  These benefits were offset in part by a valuation allowance recorded on charitable contribution carryforwards expiring in 2016, a valuation allowance recorded on certain state net operating losses not expected to be entirely utilized prior to expiration, as well as the impact of non-deductible costs, including certain equity compensation awards.

Comparison of the Years Ended December 31, 2014 and 2013

The following table presents key operating and financial information for the years ended December 31, 2014 and 2013:

	For the Year Ended
	December 31,		Variance
	2014	2013	$	%
Statement of Comprehensive Income Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$859,426	$921,016	$(61,590)	(6.7%)
Food, merchandise and other	518,386	539,234	(20,848)	(3.9%)
Total revenues	1,377,812	1,460,250	(82,438)	(5.6%)
Costs and expenses:
Cost of food, merchandise and other revenues	109,024	114,192	(5,168)	(4.5%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	727,659	743,322	(15,663)	(2.1%)
Selling, general and administrative	189,369	187,298	2,071	1.1%
Restructuring and other related costs	11,567	—	11,567	ND
Separation costs	2,574	—	2,574	ND
Termination of advisory agreement	—	50,072	(50,072)	(100.0%)
Secondary offering costs	747	1,407	(660)	(46.9%)
Depreciation and amortization	176,275	166,086	10,189	6.1%
Total costs and expenses	1,217,215	1,262,377	(45,162)	(3.6%)
Operating income	160,597	197,873	(37,276)	(18.8%)
Other income, net	(198)	(241)	43	(17.8%)
Interest expense	81,543	90,622	(9,079)	(10.0%)
Loss on early extinguishment of debt and write- off of discounts and debt issuance costs	461	29,858	(29,397)	(98.5%)
Income before income taxes	78,791	77,634	1,157	1.5%
Provision for income taxes	28,872	25,714	3,158	12.3%
Net income	$49,919	$51,920	(2,001)	(3.9%)
Other data:
Attendance	22,399	23,391	(992)	(4.2%)
Total revenue per capita	$61.51	$62.43	(0.92)	(1.5%)

 ND-Not Determinable

Admissions revenue.    Admissions revenue for the year ended December 31, 2014 decreased $61.6 million, or 6.7%, to $859.4 million as compared to $921.0 million for the year ended December 31, 2013. The decrease in revenue was a result of a 4.2% decline in attendance combined with a decrease of 2.6% in admission per capita from $39.37 in 2013 to $38.37 in 2014.  Attendance for 2014 declined as the negative trends we experienced in the second quarter of 2014 primarily at our destination parks in California and Florida extended into our third quarter, with attendance for the third quarter of 2014 down 5.2% compared to the third quarter of 2013.  These trends showed some improvement in the fourth quarter of 2014 with attendance down 2.2% compared to the fourth quarter of 2013, due in part to the success of our seasonal events. We believe the overall decline in attendance for 2014 results from a combination of factors, including negative media attention in California, along with a challenging competitive environment, particularly in Florida.  Part of the challenges in Florida relate to significant new attraction offerings at competitor destination parks and a delay in the opening of one of our new rides at our Busch Gardens Tampa park.  The prior year also included the impact from the opening of Antarctica: Empire of the Penguin at our SeaWorld Orlando park which helped drive record revenue for 2013.  Attendance for 2014 was also impacted, to a lesser extent, by adverse weather during the first quarter in the Florida and Texas markets. The decrease in admission per capita was primarily a result of an unfavorable change in the park attendance mix along with an increase in promotional offerings.

Food, merchandise and other revenue.     Food, merchandise and other revenue for the year ended December 31, 2014 decreased by $20.8 million, or 3.9%, to $518.4 million as compared to $539.2 million for the year ended December 31, 2013. This decrease was primarily a result of the decrease in attendance offset slightly by a 0.4% increase in in-park per capita spending from $23.05 in 2013 to $23.14 in 2014.

Costs of food, merchandise and other revenues.     Costs of food, merchandise and other revenues for the year ended December 31, 2014 decreased $5.2 million, or 4.5%, to $109.0 million as compared to $114.2 million for the year ended December 31, 2013.  These costs represent 21.0% of related revenue earned for the year ended December 31, 2014 and 21.2% of related revenue earned for the year ended December 31, 2013.

Operating expenses.     Operating expenses for the year ended December 31, 2014 decreased by $15.7 million, or 2.1%, to $727.7 million as compared to $743.3 million for the year ended December 31, 2013. The decrease was primarily a result of a reduction in variable labor costs and other cost mitigation efforts employed by our park operators.  Operating expenses were 52.8% of total revenues in 2014 compared to 50.9% in 2013.

Selling, general and administrative.     Selling, general and administrative expenses for the year ended December 31, 2014 increased by $2.1 million, or 1.1%, to $189.4 million as compared to $187.3 million for the year ended December 31, 2013. The increase was primarily related to marketing costs driven by reputation initiatives along with the launch of our SeaWorld brand 50th anniversary celebration.  These increased costs were partially offset by the elimination of the 2009 Advisory Agreement fees due to the termination of this agreement in April 2013 and a decrease in equity compensation when compared to the prior year period.  As a percentage of total revenue, selling, general and administrative expenses were 13.7% in 2014 compared to 12.8% in 2013.

Restructuring and other related costs.     Restructuring and other related costs for the year ended December 31, 2014 represent severance and other related expenses incurred in connection with the Restructuring Program which we implemented in December 2014. The Restructuring Program involved the elimination of approximately 300 positions across our eleven theme parks and corporate headquarters in an effort to centralize certain operations and reduce duplication of functions to increase efficiencies. The Restructuring Program was part of our previously announced company-wide cost initiative to deliver approximately $50.0 million of annual cost savings by the end of 2015, as compared to our cost structure in fiscal 2014.  These cost savings have been largely offset by annual inflationary pressures and increased spending on marketing and advertising initiatives.

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

Depreciation and amortization.     Depreciation and amortization expense for the year ended December 31, 2014 increased by $10.2 million, or 6.1%, to $176.3 million as compared to $166.1 million for the year ended December 31, 2013 due to the impact of new asset additions along with accelerated depreciation on certain assets impacted by our cost reduction initiatives offset by fully depreciated assets.

Interest expense.     Interest expense for the year ended December 31, 2014 decreased $9.1 million, or 10.0%, to $81.5 million as compared to $90.6 million for the year ended December 31, 2013, primarily reflecting the effects of the redemption of $140.0 million of our Senior Notes and the repayment of $37.0 million in term loan under our Senior Secured Credit Facilities in April 2013 with a portion of the net proceeds from our initial public offering as well as the impact of Amendment No. 5 to our Senior Secured Credit Facilities, which reduced the interest rate applicable to borrowings under our Senior Secured Credit Facilities.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs.     Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $0.5 million for the year ended December 31, 2014 relates to a write-off in discounts and debt issuance costs connected to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities during the third quarter of 2014.  Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $29.9 million for the year ended December 31, 2013 primarily relates to a $15.4 million premium paid for the early redemption of $140.0 million of our Senior Notes with a portion of the net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and debt issuance costs and the write-off of approximately $8.1 million of certain debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.

Provision for income taxes.   The provision for income taxes for the year ended December 31, 2014 was $28.9 million compared to $25.7 million in the year ended December 31, 2013. The change primarily results from an increase in pretax income in 2014 compared to 2013, along with an increase in our effective income tax rate (from 33.1% to 36.6%). Our effective income tax rate increased primarily due to a valuation allowance recorded on charitable contribution carryforwards expiring in 2015, a change in the income mix of the affiliated entities, and the impact of non-deductible costs, including certain officer compensation and certain equity compensation awards, which was offset in part by the benefit of prior year adjustments and tax credits.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), common stock dividends and share repurchases. As of December 31, 2015, we had a working capital deficit of approximately $120.3 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

Dividends

The Company’s Board of Directors (the “Board”) has adopted a policy to pay, subject to legally available funds, a regular quarterly dividend.  Dividends paid to stockholders were $72.3 million, $72.1 million and $36.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.  Subsequent to December 31, 2015, on January 5, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 15, 2016, which was paid on January 22, 2016.  On February 22, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on March 14, 2016, which will be paid on April 1, 2016.  The amount and timing of any future dividends payable on our common stock is within the sole discretion of the Board. For tax purposes, a portion of the dividends paid in 2014 and 2015 were treated as a return of capital to stockholders.  The Company also expects that for tax purposes, a portion of the dividends paid in 2016 will be treated as a return of capital to stockholders. See “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividends.”

Approximately $0.4 million of dividends declared through December 31, 2015 relate to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved and will be paid if the awards vest in accordance with their terms.  Dividends on certain performance-vesting restricted share awards that are not considered probable of vesting as of December 31, 2015, were approximately $5.6 million and will accumulate and be paid only if and to the extent the shares vest in accordance with their terms.  Due to the dividend declaration on February 22, 2016, certain performance-vesting restricted shares (the “2.25x Performance Restricted shares”) held by some of our equity plan participants will vest on April 1, 2016.  We will recognize approximately $28.0 million of equity compensation expense and record approximately $3.4 million of accumulated dividends related to these 2.25x Performance Restricted shares during the first quarter of 2016.  See Note 18–Equity-Based Compensation and Note 19–Stockholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on our dividend activity and the “Covenant Compliance” section which follows for further details on covenants that could restrict our ability to make certain restricted payments, including dividend payments and share repurchases.

Share Repurchases

In 2014, our Board authorized a share repurchase program of up to $250.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time.  The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

Pursuant to the Share Repurchase Program, during 2015, we repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45.0 million, leaving $190.0 million available for future repurchases as of December 31, 2015. See Note 19–Stockholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Other

In June 2015, we entered into five forward interest rate swap agreements (“the Forward Swaps”) to effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1.0 billion of our outstanding long-term debt. The Forward Swaps have an effective date of September 30, 2016, have a total notional amount of $1.0 billion and mature on May 14, 2020.

In April 2015, we executed a new interest rate swap agreement to effectively fix the interest rate on $250.0 million of the Term B-3 Loans under the Senior Secured Credit Facilities, as defined below. The interest rate swap became effective on June 30, 2015, has a notional amount of $250.0 million and is scheduled to mature on September 30, 2016.  See Note 11–Long-Term Debt and Note 12–Derivative Instruments and Hedging Activities to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$286,274	$261,532	$286,461
Net cash used in investing activities	(157,377)	(156,546)	(166,376)
Net cash used in financing activities	(153,832)	(177,921)	(48,919)
Net (decrease) increase in cash and cash equivalents	$(24,935)	$(72,935)	$71,166

Cash Flows from Operating Activities

Net cash provided by operating activities was $286.3 million during the year ended December 31, 2015 as compared to $261.5 million during the year ended December 31, 2014.  The change in net cash provided by operating activities was primarily impacted by a reduction in costs along with slightly favorable changes in working capital accounts, offset by a decrease in revenue in 2015 primarily due to a decline in admissions per capita when compared to the prior year.

Net cash provided by operating activities was $261.5 million during the year ended December 31, 2014 as compared to $286.5 million during the year ended December 31, 2013, which included a cash payment of $46.3 million for the 2009 Advisory Agreement termination fee paid in conjunction with our initial public offering in April 2013.  The change in net cash provided by operating activities was also impacted by a decrease in total revenue in 2014 primarily related to a decline in attendance offset by favorable changes in our working capital accounts when compared to 2013.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2015 consisted primarily of capital expenditures of $157.3 million largely related to future attractions.

Net cash used in investing activities during the year ended December 31, 2014 and 2013 consisted primarily of capital expenditures of $154.6 million and $166.3 million, respectively, largely related to attractions which opened in 2014 and 2015.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2016 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2015 was primarily attributable to the following: (i) $306.2 million in repayment of long-term debt, which included the early redemption of $260.0 million of our Senior Notes and a voluntary prepayment of $30.0 million in Term B-3 Loans, (ii) $72.3 million in cash dividends paid to common stockholders, (iii) $50.7 million used for treasury stock purchases, of which $5.7 million relates to treasury stock purchases in December 2014 which settled in January 2015, (iv) $14.3 million paid as a redemption premium related to the Senior Notes, and (v) $4.6 million paid in debt issuance costs related to the new Term B-3 Loans, offset by $280.0 million in proceeds from the issuance of the Term B-3 Loans under the Senior Secured Credit Facilities, as defined below, and a net draw on the Revolving Credit Facility of $15.0 million.

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

Net cash used in financing activities during the year ended December 31, 2013 was primarily attributable to the receipt of $253.8 million proceeds from our IPO, net of underwriter discounts and commissions, offset by the following: (i) repayments of $189.3 million of debt which consisted primarily of a redemption of $140.0 million of our Senior Notes and a repayment of $37.0 million of indebtedness under our then existing Term B Loan, (ii) $44.2 million used to repurchase 1.5 million shares of our stock, (iii) payments of $36.2 million in cash dividends, (iv) $15.4 million paid in a redemption premium for the Senior Notes, (v) $10.6 million paid in debt issuance costs, (vi) $4.7 million in costs incurred in connection with our initial public offering and (vii) $3.0 million related to a note payable which was due on September 1, 2013 for the November 2012 acquisition of Knott’s Soak City from an affiliate of Cedar Fair L.P.

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

On March 30, 2015, SEA entered into an incremental term loan amendment, Amendment No. 7 (the “Incremental Amendment”) to its existing Senior Secured Credit Facilities.  On April 7, 2015, SEA borrowed $280.0 million of additional term loans (the “Term B-3 Loans”) pursuant to the Incremental Amendment. The proceeds, along with cash on hand, were used to redeem all of the $260.0 million outstanding principal of the Senior Notes at a redemption price of 105.5% plus accrued and unpaid interest and pay fees, costs and other expenses in connection with the Term B-3 Loans.  The redemption premium of $14.3 million along with a write-off of approximately $6.0 million in related discounts and debt issuance costs is included in the loss on early extinguishment of debt and write-off of discounts and debt issuance costs on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2015.  See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

As of December 31, 2015, our Senior Secured Credit Facilities consisted of a $1,338.4 million senior secured term loan facility (the “Term B-2 Loans”), and $247.9 million in Term B-3 Loans which will mature on May 14, 2020 along with a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), of which $15.0 million was outstanding as of December 31, 2015.  The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of December 31, 2015, SEA had approximately $14.3 million of outstanding letters of credit, leaving approximately $163.2 million available for borrowing. The outstanding balance under the Revolving Credit Facility is included in current maturities on long-term debt on the accompanying consolidated balance sheet as of December 31, 2015 included elsewhere in this Annual Report on Form 10-K, due to the Company’s intent to repay the borrowings within the next twelve months.  Subsequent to December 31, 2015, SEA borrowed an additional $60.0 million under the Revolving Credit Facility for general working capital purposes.

The obligations under our Senior Secured Credit Facilities are fully, unconditionally and irrevocably guaranteed by each of the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and, subject to certain exceptions, each of SEA’s existing and future material domestic wholly-owned subsidiaries (collectively, the “Guarantors”). Our Senior Secured Credit Facilities are collateralized by first priority or equivalent security interests, subject to certain exceptions, in (i) all the capital stock of, or other equity interests in, substantially all of SEA’s direct or indirect material wholly-owned domestic subsidiaries (subject to certain exceptions and qualifications) and 65% of the capital stock of, or other equity interests in, any of SEA’s first tier foreign subsidiaries and (ii) certain tangible and intangible assets of SEA and those of the Guarantors (subject to certain exceptions and qualifications).

Our Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness;  make guarantees; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in the nature of the business; and make prepayments of junior debt.  Our Senior Secured Credit Facilities also contain covenants requiring SEA to maintain specified maximum annual capital expenditures, a maximum total net leverage ratio and a minimum interest coverage ratio.

See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Senior Notes

On December 1, 2009, SEA issued $400.0 million aggregate principal amount of unsecured senior notes which were due December 1, 2016 (the “Senior Notes”).  We used a portion of our net proceeds from our IPO to redeem $140.0 million aggregate principal amount of the Senior Notes in April 2013 at a redemption price of 110%.  The redemption premium of $15.4 million, along with a write off of approximately $5.5 million in related discounts and debt issuance costs were recorded as a loss on early extinguishment of debt and write-off of discounts and debt issuance costs on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2013.  See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.  We redeemed the remaining Senior Notes in April 2015 using the proceeds from the Term B-3 Loans.

Covenant Compliance

As of December 31, 2015, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

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

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of December 31, 2015, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.38 to 1.00, which results in a $120.0 million capacity for restricted payments in the year ending December 31, 2016. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to evaluate a company’s ability to meet its debt service requirements, to estimate the value of a company and to make informed investment decisions.  The presentation of Adjusted EBITDA also provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Senior Secured Credit Facilities.

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

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$49,133	$49,919	$51,920
Provision for income taxes	23,698	28,872	25,714
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	20,905	461	29,858
Interest expense	65,571	81,543	90,622
Depreciation and amortization	182,503	176,275	166,086
Equity-based compensation expense (b)	6,527	2,349	6,026
Other non-cash expenses (c)	6,285	5,036	9,556
Other business optimization costs (d)	2,219	11,567	—
Other adjusting items (e)	1,435	3,331	843
Other items, net of tax of $529 in 2015 (f)	901	—	—
Estimated cost savings (g)	1,949	10,000	—
Secondary offering costs (h)	—	747	1,407
Termination of advisory agreement (i)	—	—	50,072
Advisory fees (j)	—	—	2,799
Debt refinancing costs (k)	—	—	4,225
Adjusted EBITDA(l)	$361,126	$370,100	$439,128

(a)

Reflects a $14.3 million premium paid for the early redemption in April 2015 of $260.0 million of our Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs and a $0.6 million write-off of discounts and debt issuance costs related to the voluntary prepayment of $30.0 million to our Senior Secured Credit Facilities in the year ended December 31, 2015. For the year ended December 31, 2014, reflects the write-off of discounts and debt issuance costs relating to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities.  For the year ended December 31, 2013, reflects a $15.4 million premium paid for the early redemption of $140.0 million of our then existing Senior Notes using net proceeds from our initial public offering in April 2013, along with a write-off of approximately $5.5 million in related discounts and debt issuance costs and a write-off of approximately $8.1 million of certain capitalized debt issuance costs in connection with Amendment No. 5 to our Senior Secured Credit Facilities.

(b)	Reflects non-cash compensation expenses associated with the grants of equity compensation.
(c)	Reflects non-cash expenses related to miscellaneous asset write-offs and non-cash losses on derivatives.
(d)

Reflects business optimization costs incurred in the fourth quarter ended December 31, 2015 primarily related to $2.0 million of restructuring and related costs associated with severance and other employment expenses for certain positions eliminated in the fourth quarter of 2015 as a result of cost saving initiatives.  Business optimization costs for the year ended December 31, 2014 represent restructuring and other related costs and consist of $8.6 million related to severance and other employment expenses and $3.0 million related to third party consulting costs associated with the development of the cost savings plan and Restructuring Program. The Adjusted EBITDA calculations presented in the table above do not reflect certain 2015 other business optimization costs incurred prior to the fourth quarter of 2015 due to limitations as described in footnote (l) below.

(e)

Reflects non-recurring product and intellectual property development costs incurred for the three months ended December 31, 2015 and for the year ended December 31, 2014. The product and intellectual property development costs were not material in 2013.   For the year ended December 31, 2015, also includes state franchise taxes paid of $0.2 million.  State franchise taxes were not included in the prior years and were not material.  For the year ended December 31, 2013, other adjusting items reflects costs related to our acquisition of the Knott’s Soak City Chula Vista water park and pre-opening costs related to Aquatica San Diego.  The Adjusted EBITDA calculations presented in the table above do not reflect certain 2015 other adjusting items incurred prior to the fourth quarter of 2015 due to limitations as described in footnote (l) below.

(f)

Reflects the impact of certain items during the year ended December 31, 2015 which we are permitted to exclude, net of tax, under the credit agreement governing our senior secured credit facilities due to the unusual nature of the items.

(g)

For the year ended December 31, 2015, reflects estimated 2015 cost savings related to certain actions on cost savings initiatives.  For the year ended December 31, 2014, reflects estimated 2014 cost savings related to the previously announced Restructuring Program for the year. These estimated cost savings are a non-GAAP Adjusted EBITDA item only that does not impact the Company’s reported GAAP net income. Pursuant to the credit agreement governing our Senior Secured Credit Facilities, we are permitted to reflect in our calculation of Adjusted EBITDA, subject to certain limitations, estimated cost savings resulting from certain specified actions, including restructurings and cost savings initiatives.  The credit agreement governing our Senior Secured Credit Facilities limits the amount of estimated cost savings that do not result from acquisitions or dispositions which may be reflected in the calculation of Adjusted EBITDA to $10.0 million for any applicable consecutive four quarter period and $30.0 million in the aggregate, of which we have utilized approximately $12.0 million through December 31, 2015.

(h)

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

(i)

Reflects a one-time fee of $46.3 million paid to an affiliate of Blackstone in connection with the termination of the 2009 Advisory Agreement, and a related write-off of prepaid advisory fees of $3.8 million. In connection with our initial public offering, the 2009 Advisory Agreement was terminated on April 24, 2013 in accordance with its terms.

(j)	Reflects historical fees paid to an affiliate of Blackstone under the 2009 Advisory Agreement.
(k)	Reflects costs which were expensed related to the amendments to our Senior Secured Credit Facilities.
(l)

For covenant calculation purposes under our credit agreement, the amount which we are able to add back to Adjusted EBITDA for other business optimization costs and certain other adjusting items, including restructuring costs and product and intellectual property development costs, is limited to $10.0 million for any four consecutive quarters (with certain unused amounts carried over from the prior fiscal year).  Due to these limitations, the Adjusted EBITDA calculations presented in the table above do not reflect $0.3 million of restructuring and other related costs and $2.5 million of product and intellectual property development costs incurred in the first three quarters of 2015.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2015:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$1,601,287	$31,850	$33,700	$1,535,737	$—
Operating leases(b)	362,659	16,185	31,884	26,462	288,128
Purchase obligations(c)	81,580	81,580	—	—	—
Total contractual obligations	$2,045,526	$129,615	$65,584	$1,562,199	$288,128

(a)

Represents principal payments of long-term debt and does not include estimated interest obligations of $58,372; $133,932; and $87,618 payable in less than one year, 1-3 year, and 3-5 year periods, respectively, calculated using interest rates at December 31, 2015. The outstanding balance under the Revolving Credit Facility at December 31, 2015 is included in the less than 1 year classification due to our intent to repay the borrowings within the next twelve months.

(b)	Represents commitments under long-term operating leases, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California, requiring annual minimum lease payments.
(c)

We have minimum purchase commitments with various vendors through 2017. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. We believe that the following discussion addresses our critical accounting policies which require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Property and Equipment

Development costs associated with new attractions, rides and products are generally capitalized after necessary feasibility studies have been completed and final concept or contracts have been approved. Interest is capitalized on all active construction projects.

Property and equipment additions are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives.  It is possible that changes in circumstances such as technological advances, use of an asset, changes to our business model or changes in capital strategy could result in the actual useful lives differing from the original estimate. In cases in which we determine that the useful life of property and equipment should be shortened, we depreciate the remaining net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense evenly through the remaining expected life.

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

The impairment indicators considered important that may trigger an impairment review, if significant, include the following:

•	underperformance relative to historical or projected future operating results;
•	changes in the manner of use, sale or disposal of assets;
•	decreases in the market value of assets;

•	adverse change in legal factors or business climate; and
•	other macroeconomic conditions.

An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, the determination of both undiscounted and discounted future cash flows requires management to make significant estimates and consider an anticipated course of action as of the balance sheet date. Subsequent changes in estimated undiscounted and discounted future cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists.  There was no impairment of any long-lived asset groups in 2015, 2014 or 2013.

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

Significant judgments required in this testing process may include projecting future cash flows, determining appropriate discount rates and other assumptions. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans and other available information which in recent years have been materially accurate. Although not currently anticipated, changes in these estimates and assumptions could materially affect the determination of fair value or impairment. It is possible that our assumptions about future performance, as well as the economic outlook and related conclusions regarding the valuation of our assets, could change adversely, which may result in impairment that would have a material effect on our financial position and results of operations in future periods. At December 1, 2015, a qualitative assessment was performed on one of our reporting units and a quantitative assessment was performed on the other.  Based on the assessments, we determined that neither reporting unit was considered impaired. For the quantitative assessment that was performed, we calculated that the estimated fair value of the reporting unit exceeded its respective carrying value by 19%.  A key assumption utilized in the goodwill analysis was a weighted average cost of capital of 8.5%.

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

At December 1, 2013, a qualitative assessment was performed and we determined, after assessing the totality of relevant events and circumstances, that it was not more likely than not that the carrying value exceeded the fair value of the reporting units. Accordingly, based upon the qualitative assessment tests that were performed in 2015 and 2013, and the quantitative assessments that were performed as of December 1, 2015 and 2014, we had no reporting units that were considered at risk of failing step one of the goodwill impairment tests.

Our other indefinite-lived intangible assets consist of certain trade names/trademarks and other intangible assets which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued annually using the relief from royalty method. Significant estimates required in this valuation method include estimated future revenues impacted by the trade names/trademarks, royalty rate by park, and appropriate discount rates. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information which in recent years have been materially accurate. Changes in these estimates and assumptions could materially affect the fair value determination used in the assessment of impairment. At December 1, 2015, we performed a qualitative assessment of certain trade names/trademarks and a quantitative assessment on the remaining trade names/trademarks.  At December 1, 2014, a quantitative assessment was performed and at December 1, 2013 a qualitative assessment was performed.  Based on these assessments, there was no impairment as the estimated fair value of trade names/trademarks were substantially in excess of their carrying values. For the December 1, 2015 quantitative assessment, we calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values by 63% to 77%.  Key assumptions utilized in the analysis were a discount rate of 11.5% and an estimated royalty rate of 3%.  For the December 1, 2014 quantitative assessment, we calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values by 68% to 85%.  Key assumptions utilized in the analysis were a discount rate of 12.0% and an estimated royalty rate ranging from 2% to 3%.

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that deferred tax assets (primarily net operating loss and charitable contribution carryforwards) will be recovered from future taxable income. To the extent that we believe that recovery is not more likely than not, a valuation allowance against those amounts is recorded. To the extent that we record a valuation allowance or a change in the valuation allowance during a period, we recognize these amounts as income tax expense or benefit in the consolidated statements of comprehensive income. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a rolling three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from shares of stock sold by these same stockholders.

Significant management judgment is required in determining our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.   Management has analyzed all available evidence, both positive and negative, using a more likely than not standard in assessing the need for a valuation allowance against its deferred income tax assets.  This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of the statutory carryback and carryforward periods and tax planning alternatives. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we use to manage the underlying business.

For the year ended December 31, 2014, a valuation allowance of approximately $1.5 million was recorded on charitable contribution carryforward deferred tax assets which expired on December 31, 2015.  This valuation allowance reversed at such time due to the expiration of those unused charitable contributions.  However, an additional valuation allowance of $0.9 million was recorded for the year ended December 31, 2015 for the charitable contributions we expect will expire in 2016 and be unutilized.

Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for certain state net operating loss carryforwards, we have recorded a valuation allowance of $0.6 million, net of federal tax benefit, on the deferred tax assets related to those state net operating losses. We believe it is more likely than not that the benefit from these state net operating loss carryforwards will not be realized.

Although the secondary offerings that were completed in December 2013 and April 2014 gave rise to an ownership change under Section 382, we believe that the resulting limitations imposed by Section 382 will not affect our ability to use our existing net operating loss carryforwards. Any future ownership change may, however, result in further limitations imposed by Section 382. Any such limitation may have the effect of reducing our after-tax cash flow in future years and may affect our need for a valuation allowance on our deferred tax assets related to federal and state net operating loss carryforwards.

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

We have entered into agreements with certain external theme park, zoo and other attraction operators, to jointly market and sell single and multi-use admission products. These joint products allow admission to both a Company park and an external park, zoo or other attraction. The agreements with the external partners specify the allocation of revenue to us from any jointly sold products. Whether the Company or the external partner sells the product, our portion of revenue is deferred until the first time the product is redeemed at one of our parks and recognized over its related use, in a manner consistent with the Company’s own admission products.

Recently Issued Financial Accounting Standards

Refer to Note 3–Recently Issued Accounting Pronouncements, in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $5.3 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at December 31, 2015, approximately $1,250.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $336.3 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $3.3 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Report of Independent Registered Public Accounting Firm

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

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Comprehensive Income	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-40

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-41 to F-47

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index beginning on page 62.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaWorld Entertainment, Inc.

Date: February 26, 2016

/s/ JOEL K. MANBY
Name: Joel K. Manby
Title: President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Date	Capacity
/S/ JOEL K. MANBY	February 26, 2016	President and Chief Executive Officer, Director
Joel K. Manby		(Principal Executive Officer)

/S/ PETER J. CRAGE	February 26, 2016	Chief Financial Officer (Principal Financial Officer)
Peter J. Crage

/S/ MARC G. SWANSON	February 26, 2016	Chief Accounting Officer (Principal Accounting Officer)
Marc G. Swanson

/S/ DAVID F. D’ALESSANDRO	February 26, 2016	Director
David F. D’Alessandro

/S/ JAMES ATCHISON	February 26, 2016	Director
James Atchison

/S/ JOSEPH BARATTA	February 26, 2016	Director
Joseph Baratta

/S/ WILLIAM GRAY	February 26, 2016	Director
William Gray

/S/ JUDITH A. MCHALE	February 26, 2016	Director
Judith A. McHale

/S/ THOMAS MOLONEY	February 26, 2016	Director
Thomas Moloney

/S/ ELLEN TAUSCHER	February 26, 2016	Director
Ellen Tauscher

/S/ DEBORAH M. THOMAS	February 26, 2016	Director
Deborah M. Thomas

/S/ PETER WALLACE	February 26, 2016	Director
Peter Wallace

Exhibit Index

Exhibit No.	Description

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

4.1

Stockholders Agreement, dated as of April 24, 2013, among SeaWorld Entertainment, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013)

10.1

Amendment No. 4, dated as of April 5, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender, Bank of America, N.A., as lead arranger and bookrunner, and the other agents and lenders from time to time party thereto (the amended and restated Credit Agreement is included as Exhibit A hereto) (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.2

Amendment No. 5, dated as of May 14, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, Letter of Credit issuer and swing line lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Mizuho Corporate Banks, Ltd. as joint bookrunners, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, and the other agents and lenders from time to time party thereto (the amended and restated Credit Agreement is included as Exhibit A hereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 23, 2013) (No. 001-35883)

10.3

Amendment No. 6, dated as of August 9, 2013, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, Letter of Credit issuer and swing line lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Deutsche Bank Securities Inc., Goldman Sachs Lending Partners LLC, J.P. Morgan Securities LLC, Macquarie Capital (USA) Inc. and Mizuho Corporate Banks, Ltd. as joint bookrunners, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, and the other agents and lenders from time to time party thereto  (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2013) (No. 001-35883)

10.4

Amendment No. 7, dated as of March 30, 2015, to the Credit Agreement, dated as of December 1, 2009, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, Letter of Credit issuer and swing line lender, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, Mizuho Corporate Banks, Ltd., as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital and Deutsche Bank Securities Inc. as joint bookrunners, and the other agents and lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.5

Joinder Agreement, dated as of December 17, 2012, under the Credit Agreement, among SeaWorld of Texas Holdings, LLC, SeaWorld of Texas Management, LLC, SeaWorld of Texas Beverage, LLC and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.6

Joinder Agreement, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as administrative agent and collateral agent, to the Credit Agreement, dated as of December 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.7

Security Agreement, dated as of December 1, 2009, among SW Acquisitions Co., Inc., the other grantors named therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

Exhibit No.	Description

10.8

Supplement No. 1, dated as of December 17, 2012, to the Security Agreement among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.9

Supplement No. 2, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as collateral agent, to the Security Agreement, dated as of December 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.10

Pledge Agreement, dated as of December 1, 2009, between SeaWorld Entertainment, Inc. (f/k/a/SW Holdco, Inc.) and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.11

Patent Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.12

Trademark Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.13

Trademark Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.14

Copyright Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.15

Copyright Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.16

Registration Rights Agreement, dated December 1, 2009, by and among SeaWorld Entertainment, Inc. (f/k/a SW Holdco, Inc.), SW Cayman L.P. and the equityholders named therein (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.17

Lease Amendment, dated January 9, 1978, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.18

Lease Amendment, dated March 6, 1979, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.19

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

10.24

Trademark License Agreement, dated December 1, 2009, by and between Anheuser- Busch Incorporated and Busch Entertainment LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

Exhibit No.	Description

10.25

Amended and Restated Agreement, dated April 1, 1983, by and between SeaWorld Parks & Entertainment LLC (f/k/a SPI, Inc.) and Sesame Workshop (f/k/a Children’s Television Workshop) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.26

Amendment, dated August 24, 2006, to the Amended and Restated Agreement, dated April 1, 1983, by and between SeaWorld Parks & Entertainment LLC (f/k/a SPI, Inc.) and Sesame Workshop (f/k/a Children’s Television Workshop) (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.27

License Agreement, dated August 24, 2006, by and between Sesame Workshop and SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.28

Change in Control Notification and Consent, dated October 6, 2009, pursuant to the license agreement, dated April 1, 1983, as amended on August 24, 2006, between SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) and Sesame Workshop (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.29

Change in Control Notification and Consent, dated October 6, 2009, pursuant to the license agreement, dated August 24, 2006, between SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) and Sesame Workshop (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.30	Second Amended and Restated Equityholders Agreement, dated as of April 11, 2011 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.31†	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.32†	Form of Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.33†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.34†

SeaWorld Parks & Entertainment, Inc. Key Employee Severance Plan, effective August 1, 2010 (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.35†	Offer Letter to David D’Alessandro, dated September 1, 2010 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (No. 333-185697))

10.36

Form of Share Repurchase Agreement between SeaWorld Entertainment, Inc. and the Partnerships  (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 (No. 333-192420))

10.37†

Second Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.38†	Separation and Consulting Agreement, dated December 10, 2014, by and between SeaWorld Entertainment, Inc. and James Atchison

10.39†	Restricted Stock Award Agreement, dated January 15, 2015, by and between SeaWorld Entertainment, Inc. and David D’Alessandro

10.40†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.41†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Time-Based Shares) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.42†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

Exhibit No.	Description

10.43†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Performance-Based Shares) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.44†

Employment Agreement, dated March 16, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015) (No. 001-35883)

10.45†

Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Time-Based Shares), dated April 7, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.46†

Option Grant Notice and Option Agreement (Employees—Time-Based Options), dated April 7, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.47†

Employment Agreement, dated August 17, 2015, between SeaWorld Entertainment, Inc. and Peter J. Crage (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2015) (No. 001-35883)

10.48†

Employment Agreement, dated August 16, 2015, by and between SeaWorld Entertainment, Inc. and Anthony Esparza (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015) (No. 001-35883)

10.49*†	Form of Restricted Stock Agreement (Outside Director Award)

10.50†

Separation Agreement, dated February 18, 2016, between SeaWorld Entertainment, Inc. and Daniel B. Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2016) (No. 001-35883)

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Section 13(r) Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Filed herewith.

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

SEAWORLD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SeaWorld Entertainment, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of SeaWorld Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaWorld Entertainment, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

February 25, 2016

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$18,971	$43,906
Accounts receivable, net	39,538	37,002
Inventories	31,213	33,134
Prepaid expenses and other current assets	16,360	20,894
Deferred tax assets, net	2,975	7,268
Total current assets	109,057	142,204
Property and equipment, at cost	2,748,161	2,612,052
Accumulated depreciation	(1,029,165)	(867,421)
Property and equipment, net	1,718,996	1,744,631
Goodwill	335,610	335,610
Trade names/trademarks, net	162,726	164,188
Other intangible assets, net	21,327	24,525
Deferred tax assets, net	23,491	—
Other assets	19,927	11,313
Total assets	$2,391,134	$2,422,471
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,743	$88,279
Current maturities on long-term debt	31,850	14,050
Accrued salaries, wages and benefits	12,330	19,068
Deferred revenue	79,818	79,367
Dividends payable	430	172
Other accrued expenses	11,143	20,149
Total current liabilities	229,314	221,085
Long-term debt, net of debt issuance costs of $13,333 and $20,003 as of December 31, 2015 and 2014, respectively	1,548,893	1,569,400
Deferred tax liabilities, net	68,161	31,760
Other liabilities	40,646	20,691
Total liabilities	1,887,014	1,842,936
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 90,320,374 and 90,191,100 shares issued at December 31, 2015 and 2014, respectively	903	902
Additional paid-in capital	624,765	655,471
Accumulated other comprehensive loss	(13,137)	(483)
Retained earnings	46,460	33,516
Treasury stock, at cost (6,519,773 and 4,105,970 shares at December 31, 2015 and 2014, respectively)	(154,871)	(109,871)
Total stockholders’ equity	504,120	579,535
Total liabilities and stockholders’ equity	$2,391,134	$2,422,471

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net revenues:
Admissions	$846,922	$859,426	$921,016
Food, merchandise and other	524,082	518,386	539,234
Total revenues	1,371,004	1,377,812	1,460,250
Costs and expenses:
Cost of food, merchandise and other revenues	103,980	109,024	114,192
Operating expenses (exclusive of depreciation and amortization shown separately below)	708,745	727,659	743,322
Selling, general and administrative	214,072	189,369	187,298
Restructuring and other related costs	2,268	11,567	—
Separation costs	—	2,574	—
Secondary offering costs	—	747	1,407
Termination of advisory agreement	—	—	50,072
Depreciation and amortization	182,503	176,275	166,086
Total costs and expenses	1,211,568	1,217,215	1,262,377
Operating income	159,436	160,597	197,873
Other expense (income), net	129	(198)	(241)
Interest expense	65,571	81,543	90,622
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	20,905	461	29,858
Income before income taxes	72,831	78,791	77,634
Provision for income taxes	23,698	28,872	25,714
Net income	$49,133	$49,919	$51,920
Other comprehensive income:
Unrealized (loss) gain on derivatives, net of tax	(12,654)	(494)	1,265
Comprehensive income	$36,479	$49,425	$53,185

Earnings per share:
Net income per share, basic	$0.57	$0.57	$0.59
Net income per share, diluted	$0.57	$0.57	$0.59
Weighted average common shares outstanding:
Basic	85,860	87,183	87,537
Diluted	85,981	87,480	88,152

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2012	82,737,008	$827	$456,923	$(14,195)	$(1,254)	$—	$442,301
Equity-based compensation	74,561	1	6,025	—	—	—	6,026
Unrealized gain on derivatives, net of tax expense of $632	—	—	—	—	1,265	—	1,265
Issuance of common stock in initial public offering, net of underwriter commissions and offering costs	10,000,000	100	245,341	—	—	—	245,441
Conversion of common stock into unvested restricted shares	(3,216,719)	(32)	32	—	—	—	—
Vesting of restricted shares	334,066	3	(3)	—	—	—	—
Shares withheld for tax withholdings	(28,463)	—	(852)	—	—	—	(852)
Cash dividends declared to stockholders ($0.60 per share), net of forfeitures	—	—	(18,072)	(35,839)	—	—	(53,911)
Repurchase of 1,500,000 shares of treasury stock, at cost	—	—	—	—	—	(44,163)	(44,163)
Net income	—	—	—	51,920	—	—	51,920
Balance at December 31, 2013	89,900,453	899	689,394	1,886	11	(44,163)	648,027
Equity-based compensation	—	—	2,349	—	—	—	2,349
Unrealized loss on derivatives, net of tax benefit of $286	—	—	—	—	(494)	—	(494)
Vesting of restricted shares	299,583	3	(3)	—	—	—	—
Shares withheld for tax withholdings	(8,936)	—	(213)	—	—	—	(213)
Cash dividends declared to stockholders ($0.62 per share), net of forfeitures	—	—	(36,056)	(18,289)	—	—	(54,345)
Repurchase of 2,605,970 shares of treasury stock, at cost	—	—	—	—	—	(65,708)	(65,708)
Net income	—	—	—	49,919	—	—	49,919
Balance at December 31, 2014	90,191,100	902	655,471	33,516	(483)	(109,871)	579,535
Equity-based compensation	—	—	6,527	—	—	—	6,527
Unrealized loss on derivatives, net of tax benefit of $6,115	—	—	—	—	(12,654)	—	(12,654)
Vesting of restricted shares	171,495	2	(2)	—	—	—	—
Shares withheld for tax withholdings	(42,221)	(1)	(843)	—	—	—	(844)
Cash dividends declared to stockholders ($0.84 per share), net of forfeitures	—	—	(36,388)	(36,189)	—	—	(72,577)
Repurchase of 2,413,803 shares of treasury stock, at cost	—	—	—	—	—	(45,000)	(45,000)
Net income	—	—	—	49,133	—	—	49,133
Balance at December 31, 2015	90,320,374	$903	$624,765	$46,460	$(13,137)	$(154,871)	$504,120

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$49,133	$49,919	$51,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,503	176,275	166,086
Amortization of debt issuance costs and discounts	6,409	9,399	10,869
Loss on sale or disposal of assets	6,685	5,792	10,100
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	20,905	461	29,858
Loss on derivatives	287	—	—
Deferred income tax provision	23,246	28,000	24,728
Equity-based compensation	6,527	2,349	6,025
Changes in assets and liabilities:
Accounts receivable	(3,622)	6,256	(3,215)
Inventories	1,234	2,709	(166)
Prepaid expenses and other current assets	835	(1,276)	(5,343)
Accounts payable	2,523	(8,791)	4,293
Accrued salaries, wages and benefits	(6,738)	(4,928)	(9,092)
Deferred revenue	943	(6,089)	94
Other accrued expenses	(2,347)	(763)	(824)
Other assets and liabilities	(2,249)	2,219	1,128
Net cash provided by operating activities	286,274	261,532	286,461
Cash Flows From Investing Activities:
Capital expenditures	(157,302)	(154,641)	(166,258)
Acquisition of intangible assets	(120)	(1,900)	—
Change in restricted cash	45	(5)	(118)
Net cash used in investing activities	(157,377)	(156,546)	(166,376)
Cash Flows From Financing Activities:
Repayment of long-term debt	(306,150)	(45,537)	(189,255)
Purchase of treasury stock	(50,650)	(60,058)	(44,163)
Proceeds from draw on revolving credit facility	60,000	40,000	35,000
Repayment of revolving credit facility	(45,000)	(40,000)	(35,000)
Dividends paid to stockholders	(72,318)	(72,113)	(36,175)
Proceeds from the issuance of debt	280,000	—	1,455
Debt issuance costs	(4,571)	—	(10,635)
Payment of tax withholdings on equity-based compensation through shares withheld	(843)	(213)	(852)
Proceeds from issuance of common stock in initial public offering, net of underwriter commissions	—	—	253,800
Repayment of note payable	—	—	(3,000)
Redemption premium payment	(14,300)	—	(15,400)
Offering costs	—	—	(4,694)
Net cash used in financing activities	(153,832)	(177,921)	(48,919)
Change in Cash and Cash Equivalents	(24,935)	(72,935)	71,166
Cash and Cash Equivalents—Beginning of period	43,906	116,841	45,675
Cash and Cash Equivalents—End of period	$18,971	$43,906	$116,841
Supplemental Disclosures of Noncash Investing and Financing Activities
Dividends declared, but unpaid	$430	$172	$17,939
Capital expenditures in accounts payable	$28,743	$25,730	$27,160
Treasury stock purchases settled in January 2015	$—	$5,650	$—

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF THE BUSINESS

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates eleven theme parks within the United States.  Prior to December 1, 2009, the Company did not have any operations.  On December 1, 2009, the Company acquired all of the outstanding equity interest of Busch Entertainment LLC and affiliates from Anheuser Busch Companies, Inc. and Anheuser-Busch InBev SA/NV (“ABI”).  At that time, the Company was owned by ten limited partnerships (the “Partnerships” or the “selling stockholders”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.  The Company completed an initial public offering in April 2013, and the selling stockholders sold shares of common stock in April 2013, December 2013 and April 2014.  As of December 31, 2015, the Partnerships own approximately 22.2% of the Company’s total outstanding common stock.  See further discussion in Note 19-Stockholders’ Equity.

The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California, and Busch Gardens theme parks in Tampa, Florida, and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Diego, California (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only attraction offering interaction with marine animals (Discovery Cove) and a seasonal park in Langhorne, Pennsylvania (Sesame Place). The Company also has an Aquatica water park located within its SeaWorld theme park in San Antonio, which is only accessible to SeaWorld San Antonio guests for an additional fee.  In 2016, Aquatica San Antonio will be converted into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.

During the years ended December 31, 2015, 2014 and 2013 approximately 57%, 56% and 55% of the Company’s revenues were generated in the State of Florida, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, including SEA.  All intercompany accounts have been eliminated in consolidation.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2015 presentation, in particular debt issuance costs, which were previously included in other assets in the accompanying consolidated balance sheets, have been reclassified to long-term debt as a result of the adoption of a new Accounting Standards Update (“ASU”).   See Note 3–Recently Issued Accounting Pronouncements for further details.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $9,597 and $8,381 at December 31, 2015 and 2014, respectively. The cash balances in non-interest bearing accounts held at financial institutions are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2015. Interest bearing accounts are insured up to $250. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

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

Inventories

Effective December 31, 2015, inventories are stated at the lower of cost or net realizable value in accordance with the adoption of ASU 2015-11 Simplifying the Measurement of Inventory. See Note 3–Recently Issued Accounting Pronouncements for further discussion. Prior to 2015, inventories were stated at the lower of cost or market. Inventories consist primarily of products for resale, including merchandise, culinary items and miscellaneous supplies. Obsolete or excess inventories are recorded at their estimated realizable value.

Restricted Cash

Restricted cash is recorded in other current assets and consists of funds received from strategic partners for use in approved marketing and promotional activities.

Property and Equipment—Net

Property and equipment are recorded at cost.  The cost of ordinary or routine maintenance, repairs, spare parts and minor renewals is expensed as incurred. Development costs associated with new attractions and products are generally capitalized after necessary feasibility studies have been completed and final concept or contracts have been approved. The cost of assets is depreciated using the straight-line method based on the following estimated useful lives:

Land improvements	10-40 years
Buildings	5-40 years
Rides, attractions and equipment	3-20 years
Animals	1-50 years

Material costs to purchase animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years).  All costs to maintain animals are expensed as incurred, including in-house animal breeding costs, as they are insignificant to the consolidated financial statements. Construction in process assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all active construction projects. Total interest capitalized for the years ended December 31, 2015, 2014 and 2013, was $2,299, $2,629 and $4,347, respectively.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years.  Total capitalized costs related to computer system development costs, net of accumulated amortization, were $12,873 and $10,287, as of December 31, 2015 and 2014, respectively, and are recorded in other assets in the accompanying consolidated balance sheets.  Accumulated amortization was $9,250 and $8,841 as of December 31, 2015 and 2014, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2015, 2014 and 2013 was $3,022, $2,703 and $1,949, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of comprehensive income.  Systems reengineering costs do not meet the proper criteria for capitalization and are expensed as incurred.

Impairment of Long-Lived Assets

All long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (generally a theme park). No impairment losses were recognized during the years ended December 31, 2015, 2014 and 2013.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but instead reviewed for impairment at least annually on December 1, and as of an interim date should factors or indicators become apparent that would require an interim test, with ongoing recoverability based on applicable reporting unit performance and consideration of significant events or changes in the overall business environment.  In assessing goodwill for impairment, the Company may choose to initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considers several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing for recoverability of a significant asset group within a reporting unit. If this qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a two-step approach. The Company may also choose to perform this two-step impairment analysis instead of the qualitative analysis.  The first step is a comparison of the fair value of the reporting unit, determined using the income and market approach, to its recorded amount. If the recorded amount exceeds the fair value, the second step quantifies any impairment write-down by comparing the current implied value of goodwill to the recorded goodwill balance. The Company’s other indefinite-lived intangible assets consist of certain trade names/trademarks and other intangible assets which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are tested for impairment using the relief from royalty method. The Company performed either a quantitative or qualitative assessment of goodwill and other indefinite-lived intangible assets at December 1, 2015, a quantitative assessment at December 1, 2014 and a qualitative assessment at December 1, 2013 and identified no impairments.

Other Definite-Lived Intangible Assets

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities.  The Company maintains self-insurance reserves for healthcare, auto, general liability and workers compensation claims.  Total claims reserves were $27,819 at December 31, 2015, of which $2,769 is recorded in accrued salaries, wages and benefits, $6,973 is recorded in other accrued expenses and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  Total claims reserves were $27,127 at December 31, 2014, of which $2,977 is recorded in accrued salaries, wages and benefits, $7,800 is recorded in other accrued expenses and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the term of the Senior Secured Credit Facilities or the Senior Notes, prior to their redemption, and are included in long term debt, net, in the accompanying consolidated balance sheets due to the adoption of ASU 2015-03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs, in 2015. See Note 3–Recently Issued Accounting Pronouncements for further discussion.

Share Repurchase Program and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock.  Shares repurchased under Board authorizations are held in treasury for general corporate purposes.  The Company accounts for treasury stock on the trade date under the cost method.  Treasury stock at December 31, 2015 and 2014 is recorded as a reduction to stockholders’ equity as the Company does not currently intend to retire the treasury stock held.  See further discussion of the Company’s Share Repurchase Program in Note 19–Stockholders’ Equity.

Revenue Recognition

The Company recognizes revenue upon admission into a park for single day tickets and when products are received by customers for merchandise, culinary or other in-park spending. For season passes and other multi-use admission products, deferred revenue is recorded and the related revenue is recognized over the terms of the admission product and its estimated usage. Deferred revenue includes a current and long-term portion. At December 31, 2015 and 2014, long-term deferred revenue of $1,820 and $2,414, respectively, is included in other liabilities in the accompanying consolidated balance sheets. The Company has entered into agreements with certain external theme park, zoo and other attraction operators to jointly market and sell single and multi-use admission products. These joint products allow admission to both a Company park and an external park, zoo or other attraction. The agreements with the external partners specify the allocation of revenue to the Company from any jointly sold products. Whether the Company or the external partner sells the product, the Company’s portion of revenue is deferred until the first time the product is redeemed at one of its parks and recognized over its related use in a manner consistent with the Company’s own admission products. The Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable. For the years ended December 31, 2015, 2014 and 2013, approximately $18,000, $17,700 and $20,000, respectively, were included within admissions revenue with an offset in either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of comprehensive income related to bartered ticket transactions.

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Advertising and media costs are expensed as incurred and for the years ended December 31, 2015, 2014 and 2013, totaled approximately $106,000, $110,500 and $112,000, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Equity-Based Compensation

The Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value. The cost is recognized over the requisite service period, which is generally the vesting period, unless service or performance conditions require otherwise.  The Company uses the Black-Scholes Option Pricing Model to value its stock options and the closing stock price on the date of grant to value both its time-vesting and performance-vesting restricted share awards granted in 2015. On occasion, the Company may modify the terms or conditions of an equity award for its employees.  If an award is modified, the Company evaluates the type of modification in accordance with ASC 718, Compensation-Stock Compensation, to determine the appropriate accounting.   See further discussion in Note 18–Equity-Based Compensation.

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

A liability is recognized and measured at its fair value for one-time termination benefits once the plan of termination is communicated to affected employees and it meets all of the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company evaluates its tax positions by determining if it is more likely than not a tax position is sustainable upon examination, based upon the technical merits of the position, before any of the benefit is recorded for financial statement purposes. The benefit is measured as the largest dollar amount of position that is more likely than not to be sustained upon settlement. Previously recorded benefits that no longer meet the more-likely-than-not threshold are charged to earnings in the period that the determination is made. Interest and penalties accrued related to unrecognized tax benefits are charged to the provision/benefit for income taxes.

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases.  This ASU establishes a new lease accounting model that, for many companies, eliminates the concept of operating leases and requires entities to record lease assets and lease liabilities on the balance sheet for certain types of leases.  The ASU will be effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes.  This ASU simplifies the accounting for deferred taxes by requiring an entity to classify all deferred taxes as noncurrent assets or noncurrent liabilities. No other changes were made to the current guidance on deferred taxes. The ASU is effective for annual periods beginning after December 15, 2016 with early adoption permitted and may be applied as a change in accounting principle either retrospectively or prospectively. The Company expects to adopt this ASU prospectively in the first quarter of 2016.  The adoption of this ASU is not expected to have an impact on the Company’s consolidated results of operations, stockholders’ equity or cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  This ASU simplifies the accounting for inventory by requiring inventory to be measured at the “lower of cost and net realizable value” and eliminates options that currently exist for measuring inventory at “market value”. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company elected to early adopt this ASU as of December 31, 2015.  The adoption of this ASU did not have a material impact to its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset. Debt disclosures include the face amount of the debt liability and the effective interest rate. This ASU requires retrospective adoption and is effective for annual periods beginning on or after December 15, 2015, with early adoption permitted. The Company elected to early adopt this ASU as of June 30, 2015. The ASU has been applied retrospectively as a change in accounting principle for all periods presented in the accompanying consolidated balance sheets. As a result of adopting this ASU, the Company reclassified $20,003 of unamortized debt issuance costs at December 31, 2014, from other assets to long-term debt on the accompanying consolidated balance sheet. The adoption of this ASU did not impact the Company’s consolidated results of operations, stockholders’ equity or cash flows.  Furthermore, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.  This ASU expands on the guidance set forth in ASU 2015-03 and clarifies that an entity may elect to present debt issuance costs related to line-of-credit arrangements as an asset which is subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The Company has elected to record debt issuance costs related to its senior secured revolving credit facility as a deduction to long-term debt on the accompanying consolidated balance sheets and to amortize the debt issuance costs over the term of the arrangement.  See Note 11–Long-Term Debt for further details.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017 using one of two retrospective application methods with earlier adoption permitted for annual periods beginning after December 15, 2016. The Company has not yet selected a transition method and is evaluating the accounting and disclosure requirements on its consolidated financial statements but does not currently anticipate a material impact upon adoption; however, the Company is in the process of evaluating the effect this ASU will have on the classification of revenue and related disclosures.

4. RESTRUCTURING PROGRAM AND SEPARATION COSTS

Restructuring Program

In December 2014, the Company implemented a restructuring program in an effort to centralize certain functions and reduce duplication to increase efficiencies (the “Restructuring Program”). The Restructuring Program involved the elimination of approximately 300 positions across the Company’s eleven theme parks and corporate headquarters. As a result, the Company recorded $11,834 in pre-tax restructuring and other related costs associated with this Restructuring Program, of which $11,567 was incurred in 2014 and $267 was incurred in 2015 on the accompanying consolidated statements of comprehensive income. The Company will not incur any additional costs associated with the Restructuring Program as all continuing service obligations were completed as of June 30, 2015.

The Restructuring Program activity for the year ended December 31, 2015 was as follows:

Severance and Other Employment Expenses
Liability as of December 31, 2014	$7,691
Costs incurred	267
Payments made	(7,958)
Liability as of December 31, 2015	$—

Costs incurred in 2015 and 2014 related to the Restructuring Program primarily consist of severance and other employment expenses.  Other related restructuring expenses incurred in 2014 include third party consulting costs associated with the development of the cost savings plan and the Restructuring Program.  The liability as of December 31, 2014 related to severance and other employment expenses is included in accrued salaries, wages and benefits as of December 31, 2014 on the accompanying consolidated balance sheet.

Separately, in the fourth quarter of 2015, as part of a cost savings initiative and ongoing review of departmental structures, certain additional positions were eliminated.  The severance costs related to these positions of $2,001 was included in restructuring and other related costs for the year ended December 31, 2015 on the accompanying consolidated statement of comprehensive income.  Restructuring and other related costs do not include any costs associated with the separation of the Company’s Chief Executive Officer and President effective January 15, 2015 (the “Former CEO”) as discussed below.

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

5. EARNINGS PER SHARE

Earnings per share is computed as follows (in thousands, except per share data):

	Year Ended December 31,
	2015			2014			2013
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share	$49,133	85,860	$0.57	$49,919	87,183	$0.57	$51,920	87,537	$0.59
Effect of dilutive incentive-based awards		121			297			615
Diluted earnings per share	$49,133	85,981	$0.57	$49,919	87,480	$0.57	$51,920	88,152	$0.59

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

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options.  During the year ended December 31, 2015, there were approximately 1,879,000 antidilutive shares of common stock excluded from the computation of diluted earnings per share.  During the year ended December 31, 2014, there were approximately 21,000 antidilutive shares of common stock excluded from the computation of diluted earnings per share.  During the year ended December 31, 2013, there were no antidilutive shares of common stock excluded from the computation of diluted earnings per share.

The Company’s outstanding performance-vesting restricted share awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.   For the year ended December 31, 2015, approximately 19,000 performance-vesting restricted share awards were included in the calculation of diluted earnings per share as their respective performance criteria was met as of December 31, 2015. There were no performance-vesting restricted share awards included in the calculation of diluted earnings per share during the years ended December 31, 2014 and 2013.  See further discussion in Note 18–Equity-Based Compensation.

6. INVENTORIES

Inventories as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Merchandise	$26,183	$28,356
Food and beverage	4,740	4,778
Other supplies	290	—
Total inventories	$31,213	$33,134

Effective December 31, 2015, inventories are stated at lower of cost or net realizable value in accordance with the adoption of ASU 2015-11 Simplifying the Measurement of Inventory during the quarter. Prior to 2015, inventories were stated at lower of cost or market. See Note 3–Recently Issued Accounting Pronouncements for further discussion.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Prepaid insurance	$8,264	$8,047
Prepaid marketing and advertising costs	1,439	6,965
Other	6,657	5,882
Total prepaid expenses and other current assets	$16,360	$20,894

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2015 and 2014, consisted of the following:

	2015	2014
Land	$286,200	$286,200
Land improvements	281,612	289,892
Buildings	618,507	566,112
Rides, attractions and equipment	1,310,645	1,267,832
Animals	158,191	158,362
Construction in process	93,006	43,654
Less accumulated depreciation	(1,029,165)	(867,421)
Total property and equipment, net	$1,718,996	$1,744,631

Depreciation expense was approximately $174,700, $169,000 and $159,700 for the years ended December 31, 2015, 2014 and 2013, respectively.

In January 2016, the Company made a decision to remove deep-water lifting floors from the killer whale habitats at each of its three SeaWorld theme parks. As a result, in the first half of 2016, the Company expects to record approximately $33,000 of accelerated depreciation related to the disposal of these lifting floors.  These lifting floors are included in rides, attractions and equipment in the table above.

9. TRADE NAMES/TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET

Trade names/trademarks, net at December 31, 2015, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks- definite lives	9.3 years	12,900	7,174	5,726
Total trade names/trademarks, net		$169,900	$7,174	$162,726

Trade names/trademarks, net at December 31, 2014, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks- definite lives	9.3 years	12,900	5,712	7,188
Total trade names/trademarks, net		$169,900	$5,712	$164,188

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other intangible assets, net at December 31, 2015, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Favorable lease asset	39 years	$18,200	$2,800	$15,400
Reseller agreements	8.1 years	22,300	16,735	5,565
Non-compete agreement	5 years	500	258	242
Other intangible assets - indefinite lives		120	—	120
Total other intangible assets, net		$41,120	$19,793	$21,327

Other intangible assets, net at December 31, 2014, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Favorable lease asset	39 years	$18,200	$2,333	$15,867
Reseller agreements	8.1 years	22,300	13,984	8,316
Non-compete agreement	5 years	500	158	342
Total other intangible assets, net		$41,000	$16,475	$24,525

Total amortization was approximately $4,800, $4,600 and $4,400 for the years ended December 31, 2015, 2014 and 2013, respectively.  The total weighted average amortization period of all finite-lived intangibles is 18.8 years.

Total expected amortization of the finite-lived intangible assets for the succeeding five years and thereafter is as follows:

Years Ending December 31
2016	$4,780
2017	4,574
2018	2,235
2019	1,849
2020	467
Thereafter	13,028
$26,933

10. OTHER ACCRUED EXPENSES

Other accrued expenses at December 31, 2015 and 2014, consisted of the following:

	2015	2014
Accrued property taxes	$2,250	$2,039
Accrued interest	441	2,604
Self-insurance reserve	6,973	7,800
Other	1,479	7,706
Total other accrued expenses	$11,143	$20,149

As of December 31, 2014, the Company accrued $5,650 related to the 2014 repurchase of certain shares of common stock, which settled and was paid in January 2015.  See Note 19–Stockholders’ Equity for further discussion on the Share Repurchase Program.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT

Long-term debt as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Term B-2 Loans (effective interest rate of 3.26% at December 31, 2015 and 2014, respectively)	$1,338,387	$1,352,438
Term B-3 Loans (effective interest rate of 4.33% at December 31, 2015)	247,900	—
Senior Notes (effective interest rate of 12.07% at December 31, 2014)	—	260,000
Revolving Credit Facility	15,000	—
Total long-term debt	1,601,287	1,612,438
Less discounts	(7,211)	(8,985)
Less debt issuance costs	(13,333)	(20,003)
Less current maturities	(31,850)	(14,050)
Total long-term debt, net	$1,548,893	$1,569,400

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement dated as of December 1, 2009 (the “Senior Secured Credit Facilities”).  Also, on December 1, 2009, SEA issued $400,000 aggregate principal amount of unsecured senior notes due December 1, 2016 (the “Senior Notes”).

On March 30, 2015, SEA entered into an incremental term loan amendment, Amendment No. 7 (the “Incremental Amendment”), to its existing Senior Secured Credit Facilities. On April 7, 2015, SEA borrowed $280,000 of additional term loans (the “Term B-3 Loans”) pursuant to the Incremental Amendment. The proceeds, along with cash on hand, were used to redeem all of the $260,000 outstanding principal amount of the Senior Notes at a redemption price of 105.5% plus accrued and unpaid interest and pay fees, costs and other expenses in connection with the Term B-3 Loans. The redemption premium of $14,300 along with a write-off of approximately $6,048 in related discounts and debt issuance costs is included in the loss on early extinguishment of debt and write-off of discounts and debt issuance costs on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2015.

In connection with the issuance of the Term B-3 Loans, SEA recorded a discount of $1,400 and debt issuance costs of $3,171 during the year ended December 31, 2015. Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying consolidated balance sheets. Unamortized debt issuance costs and discounts for the Term B-2 Loans, Term B-3 Loans and senior secured revolving credit facility (the “Revolving Credit Facility”) were $14,713, $3,448 and $2,383, respectively, at December 31, 2015. Unamortized debt issuance costs and discounts for the Term B-2 Loans, Senior Notes and Revolving Credit Facility were $18,205, $6,921 and $3,862, respectively at December 31, 2014. See Note 3–Recently Issued Accounting Pronouncements for more details on the Company’s adoption of ASU 2015-03 in the second quarter of 2015.

As of December 31, 2015, SEA was in compliance with all covenants in the provisions contained in the documents governing the Senior Secured Credit Facilities.

Senior Secured Credit Facilities

As of December 31, 2015, the Senior Secured Credit Facilities consisted of $1,338,387 in Term B-2 Loans and $247,900 in Term B-3 Loans, which will mature on May 14, 2020, along with a $192,500 Revolving Credit Facility, of which $15,000 was outstanding at December 31, 2015 (at an interest rate of 2.89%).  The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans. The outstanding balance under the Revolving Credit Facility is included in current maturities on long-term debt on the accompanying consolidated balance sheet as of December 31, 2015, due to the Company’s intent to repay the borrowings within the next twelve months.  Subsequent to December 31, 2015, SEA borrowed an additional $60,000 under the Revolving Credit Facility for general working capital purposes.

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

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. There were no mandatory prepayments during the years ended December 31, 2015 or 2014 since none of the events indicated above occurred. On October 30, 2015, the Company made a voluntary principal repayment of approximately $30,000 on the Term B-3 Loans with available cash on hand.

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

The obligations under the Senior Secured Credit Facilities are fully, unconditionally and irrevocably guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and, subject to certain exceptions, each of SEA’s existing and future material domestic wholly-owned subsidiaries. The Senior Secured Credit Facilities are collateralized by first priority or equivalent security interests, subject to certain exceptions, in (i) all the capital stock of, or other equity interests in, substantially all of SEA’s direct or indirect material domestic subsidiaries and 65% of the capital stock of, or other equity interests in, any “first tier” foreign subsidiaries and (ii) certain tangible and intangible assets of SEA and the Company. Certain financial, affirmative and negative covenants, including a maximum total net leverage ratio, minimum interest coverage ratio and maximum capital expenditures are included in the Senior Secured Credit Facilities. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor.

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a total net leverage ratio equal to or less than 3.25 to 1.00. At December 31, 2015, SEA selected the LIBOR rate (interest rate of 3.00% at December 31, 2015).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Term B-3 Loans

Borrowings of Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-3 Loans is 2.25%, in the case of base rate loans, and 3.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. At December 31, 2015, SEA selected the LIBOR rate (interest rate of 4.00% at December 31, 2015).

Revolving Credit Facility

Borrowings of loans under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1%, and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings. At December 31, 2015, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable LIBOR margin of 2.50%.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

As of December 31, 2015, SEA had approximately $14,300 of outstanding letters of credit and $15,000 outstanding under the Revolving Credit Facility, leaving approximately $163,200 available for borrowing.

Restrictive Covenants

The Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness; make guarantees; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in the nature of the business; and make prepayments of junior debt. The Senior Secured Credit Facilities also contain covenants requiring SEA to maintain specified maximum annual capital expenditures, a maximum total net leverage ratio and a minimum interest coverage ratio. All of the net assets of SEA and its consolidated subsidiaries are restricted and there are no unconsolidated subsidiaries of SEA.

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

For the year ended December 31, 2015, the Company had a $120,000 capacity for restricted payments, calculated as set forth above.  Through the third quarter of 2015, the Company had used approximately $87,700 of its available restricted payments capacity leaving an aggregate amount of approximately $32,300 available in the fourth quarter of 2015 to declare dividends or make other restricted payments under the Senior Secured Credit Facilities. As a result, the Company repurchased $30,000 of its common stock in December 2015.  See Note 19–Stockholders’ Equity for further discussion on the Share Repurchase Program.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As of December 31, 2015, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.38 to 1.00, which results in the Company having a $120,000 capacity for restricted payments in the year ending December 31, 2016. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth above.

Long-term debt at December 31, 2015, is repayable as follows and does not include the impact of any future prepayments.  The outstanding balance under the Revolving Credit Facility is included in current maturities on long-term debt on the accompanying consolidated balance sheet as of December 31, 2015, due to the Company’s intent to repay the borrowings within the next twelve months.

Years Ending December 31,
2016	$31,850
2017	16,850
2018	16,850
2019	16,850
2020	1,518,887
Total	$1,601,287

Interest Rate Swap Agreements

As of December 31, 2015, SEA had four traditional interest rate swap agreements (collectively, the “Interest Rate Swap Agreements”). Three of the interest rate swap agreements have a combined notional amount of $1,000,000; mature on September 30, 2016; require the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; pay swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of March, June, September and December through maturity.

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

In June 2015, the Company entered into five forward interest rate swap agreements (“the Forward Swaps”) to effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1,000,000 of SEA’s outstanding long-term debt. The Forward Swaps have an effective date of September 30, 2016; have a total notional amount of $1,000,000; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; pay swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of September, December, March and June through maturity.

SEA designated the Interest Rate Swap Agreements and the Forward Swaps above as qualifying cash flow hedge accounting relationships as further discussed in Note 12–Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes and the Interest Rate Swap Agreements was $63,726, $74,933 and $85,514 during the years ended December 31, 2015, 2014 and 2013, respectively.

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

As of December 31, 2015 and 2014, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the years ended December 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2015, the Company had four outstanding interest rate swaps with a combined notional value of $1,250,000 and five forward interest rate swap agreements with a combined notional value of $1,000,000 that were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2015, a loss of $287 related to the ineffective portion was recognized in other expense (income), net on the accompanying consolidated statement of comprehensive income.  There was no ineffective portion during the year ended December 31, 2014. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $5,299 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2015 and 2014:

	Liability Derivatives		Liability Derivatives
	As of December 31, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$1,673	Other liabilities	$628
Forward interest rate swaps	Other liabilities	17,927		—
Total derivatives designated as hedging instruments		$19,600		$628

The unrealized loss on derivatives is recorded net of a tax benefit of $6,115 and $286 for the years ended December 31, 2015 and 2014, respectively, and is included in the accompanying statements of changes in stockholders’ equity and the consolidated statements of comprehensive income.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the years ended December 31, 2015 and 2014:

	2015	2014
Derivatives in Cash Flow Hedging Relationships:
(Loss) gain related to effective portion of derivatives recognized in accumulated other comprehensive loss	$(21,924)	$1,846
Gain (loss) related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$3,154	$(2,626)
Loss related to ineffective portion of derivatives recognized in other expense (income), net	$(287)	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2015, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $21,529. As of December 31, 2015, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $21,529.

Changes in Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014, net of tax:

Accumulated other comprehensive income (loss):	Gains (Losses) on Cash Flow Hedges
Accumulated other comprehensive income at December 31, 2013	$11
Other comprehensive income before reclassifications	1,169
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,663)
Unrealized loss on derivatives, net of tax	(494)
Accumulated other comprehensive loss at December 31, 2014	(483)
Other comprehensive loss before reclassifications	(14,781)
Amounts reclassified from accumulated other comprehensive loss to interest expense	2,127
Unrealized loss on derivatives, net of tax	(12,654)
Accumulated other comprehensive loss at December 31, 2015	$(13,137)

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. INCOME TAXES

For the years ended December 31, 2015, 2014 and 2013, the provision for income taxes is comprised of the following:

	2015	2014	2013
Current income tax (benefit) provision
Federal	$(78)	$(70)	$(113)
State	494	937	1,086
Foreign	36	5	13
Total current income tax provision	452	872	986
Deferred income tax provision (benefit):
Federal	25,210	30,414	28,628
State	(1,964)	(2,414)	(3,900)
Total deferred income tax provision	23,246	28,000	24,728
Total income tax provision	$23,698	$28,872	$25,714

The deferred income tax provision represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes totaled $1,062, $858 and $923, for the years ended December 31, 2015, 2014 and 2013, respectively.

The components of deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred income tax assets:
Acquisition and debt related costs	$18,281	$20,319
Net operating loss	283,947	269,002
Self-insurance	10,039	9,666
Deferred revenue	942	1,021
Cash flow hedge	6,401	286
Tax credits	4,546	2,920
Other	9,652	7,483
Total deferred income tax assets	333,808	310,697
Valuation allowance	(1,466)	(1,507)
Net deferred tax assets	332,342	309,190
Deferred income tax liabilities:
Property and equipment	(309,054)	(278,851)
Goodwill	(42,458)	(35,396)
Amortization	(17,564)	(15,226)
Other	(4,961)	(4,209)
Total deferred income tax liabilities	(374,037)	(333,682)
Net deferred income tax liabilities	$(41,695)	$(24,492)

The Company files federal, state and provincial income tax returns in various jurisdictions with varying statute of limitation expiration dates.  Under the tax statute of limitations applicable to the Internal Revenue Code of 1986, as amended (the “Code”), the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2012.  However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2009 and subsequent years, these attributes can still be audited when utilized on returns filed in the future.  The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision in the applicable period.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company has federal tax net operating loss carryforwards of approximately $677,000 as of December 31, 2015 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $1,100,000 as of December 31, 2015. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both federal and state tax purposes.

Realization of the deferred income tax assets, primarily arising from these net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.  The Company believes it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized.  Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for state net operating loss carryforwards, the Company has recorded a valuation allowance of approximately $600, net of federal tax benefit, on the deferred tax assets related to those state net operating losses.

For the year ended December 31, 2014, a valuation allowance of approximately $1,500 was recorded on charitable contribution carryforward deferred tax assets which expired on December 31, 2015.  This valuation allowance reversed at such time due to the expiration of those unused charitable contributions.   However, an additional valuation allowance of $900 was recorded for the year ended December 31, 2015 for the charitable contributions the Company expects will expire in 2016 and be unutilized.

Due to the secondary offerings in December 2013 and April 2014, there were ownership shifts of more than 50%, as defined by Section 382 of the Code.  The Company determined that, while an ownership shift occurred and limits were determined under Section 382 and the regulations and guidance thereunder, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses.  Although realization is not assured, management believes it is more likely than not that all of the deferred income tax assets related to federal and state tax net operating loss carryforwards will be realized.

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 differs from the amount computed by applying the U.S. federal statutory income tax rate to the Company’s income before income taxes primarily due to state income taxes, prior year adjustments, and federal tax credits.

For the year ended December 31, 2015, the Company realized a net benefit of $1,817 related to the revaluation of certain state net operating loss carryforwards as a result of a restructuring, which also impacted the state effective rate.  In addition, for the year ended December 31, 2015, certain equity compensation awards and a valuation allowance related to certain state net operating losses and charitable contribution carryforwards also impacted the provision for income taxes.

The prior year adjustment for the year ended December 31, 2014 relates to the revaluation of certain state net operating loss carryforwards resulting in a net benefit of $2,977.  In addition, for the year ended December 31, 2014, non-deductible offering costs, certain equity compensation awards and a valuation allowance related to certain charitable contribution carryforwards also impacted the provision for income taxes.

The reconciliation between the U.S. federal statutory income tax rate and the Company’s effective income tax provision rate for the years ended December 31, 2015, 2014 and 2013, is as follows:

	2015	2014	2013
Income tax rate at federal statutory rates	35.00%	35.00%	35.00%
State taxes, net of federal benefit	0.56	1.32	(0.77)
State net operating loss revaluation	(2.51)	(3.78)	—
Charitable contribution carryforward valuation allowance	2.01	1.91	—
Tax credits	(1.73)	(0.80)	(1.16)
Other	(0.79)	2.99	0.05
Income tax rate	32.54%	36.64%	33.12%

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMITMENTS AND CONTINGENCIES

At December 31, 2015, the Company has commitments under long-term operating leases requiring annual minimum lease payments as follows:

Years Ending December 31,
2016	$16,185
2017	16,132
2018	15,752
2019	14,643
2020	11,819
Thereafter	288,128
Total	$362,659

Rental expense was $20,233, $21,643 and $24,338 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. At December 31, 2015, additional capital payments of approximately $80,000 are necessary to complete these projects. The majority of these projects are expected to be completed in 2016.

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

Consumer Class Action Lawsuits

On March 25, 2015, a purported class action was filed in the United States District Court for the Southern District of California against the Company, captioned Holly Hall v. SeaWorld Entertainment, Inc., Case No. 3:15-cv-00600-CAB-RBB (the “Hall Matter”).  The complaint identifies three putative classes consisting of all consumers nationwide who at any time during the four-year period preceding the filing of the original complaint, purchased an admission ticket, a membership or a SeaWorld “experience” that includes an “orca experience” from the SeaWorld amusement park in San Diego, California, Orlando, Florida or San Antonio, Texas respectively.  The complaint alleges causes of action under California Unfair Competition Law, California Consumers Legal Remedies Act (“CLRA”), California False Advertising Law, California Deceit statute, Florida Unfair and Deceptive Trade Practices Act, Texas Deceptive Trade Practices Act, as well as claims for Unjust Enrichment.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members.  The complaint further alleges that the specific misrepresentations heard and relied upon by Holly Hall in purchasing her SeaWorld tickets concerned the circumstances surrounding the death of a SeaWorld trainer.  The complaint seeks actual damages, equitable relief, attorney’s fees and costs.  Plaintiffs claim that the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all).

In addition, four other purported class actions were filed against the Company and its affiliates.  The first three actions were filed on April 9, 2015, April 16, 2015 and April 17, 2015, respectively, in the following federal courts: (i) the United States District Court for the Middle District of Florida, captioned Joyce Kuhl v. SeaWorld LLC et al., 6:15-cv-00574-ACC-GJK (the “Kuhl Matter”), (ii) the United States District Court for the Southern District of California, captioned Jessica Gaab, et. al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-842-CAB-RBB (the “Gaab Matter”), and (iii) the United States District Court for the Western District of Texas, captioned Elaine Salazar Browne v. SeaWorld of Texas LLC et al., 5:15-cv-00301-XR (the “Browne Matter”).  On May 1, 2015, the Kuhl Matter and Browne Matter were voluntarily dismissed without prejudice by the respective plaintiffs.  On May 7, 2015, plaintiffs Kuhl and Browne re-filed their claims, along with a new plaintiff, Valerie Simo, in the United States District Court for the Southern District of California in an action captioned Valerie Simo et al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-1022-CAB-RBB (the “Simo Matter”). All four of these cases, in essence, reiterate the claims made and relief sought in the Hall Matter.

On August 7, 2015, the Gaab Matter and Simo Matter were consolidated with the Hall Matter, and the plaintiffs filed a First Consolidated Amended Complaint (“FAC”) on August 21, 2015.  The FAC pursues the same seven causes of action as the original Hall complaint, and adds a request for punitive damages pursuant to the California CLRA.

The Company moved to dismiss the FAC in its entirety, and its motion was granted on December 24, 2015.  The Court granted dismissal with prejudice as to the California CLRA claim, the portion of California Unfair Competition Law claim premised on the CLRA claim, all claims for injunctive relief, and on all California claims premised solely on alleged omissions by the Company.  The Court granted leave to amend as to the remainder of the complaint.  On January 25, 2016, plaintiffs filed their Second Consolidated Amended Complaint (“SAC”).  The SAC pursues the same causes of action as the FAC, except for the California CLRA, which, as noted above, was dismissed with prejudice.  The Company intends to file a motion to dismiss the SAC.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc., Case No. CGC-15-545292 (the “Anderson Matter”).  The putative class consists of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  On May 11, 2015, the plaintiffs filed a First Amended Class Action Complaint (the “Amended Complaint”).  The Amended Complaint alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its killer whales with intent to deceive and mislead the plaintiff and purported class members.  The Amended Complaint seeks actual damages, equitable relief, attorneys’ fees and costs.  Based on plaintiffs’ definition of the class, the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all).  On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California, Case No. 15:cv-2172-SC.

On May 19, 2015, the plaintiffs filed a motion to remand.  On September 18, 2015, the Company filed a motion to dismiss the Amended Complaint in its entirety.  The motion is fully briefed.  On September 24, 2015, the Court denied plaintiffs’ motion to remand.  On October 5, 2015, plaintiffs filed a motion for leave to file a motion for reconsideration of this order, and contemporaneously filed a petition for permission to appeal to the Ninth Circuit, which the Company opposed.  On October 14, 2015, the district court granted plaintiffs’ motion for leave.  Plaintiffs’ motion for reconsideration was fully briefed.  On January 12, 2016 the court granted in part and denied in part the motion for reconsideration, and refused to remand the case.  In that order, the district court noted that it will defer ruling on the Company’s motion to dismiss until the Ninth Circuit rules on plaintiffs’ petition for permission to appeal.  On January 22, 2016, plaintiffs filed a petition for permission to appeal the January 12, 2016 order to the Ninth Circuit, which the Company intends to oppose.  Both of plaintiffs’ petitions for permission to appeal remain pending.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-3 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of December 31, 2015 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The Senior Notes were classified in Level 3 of the fair value hierarchy as of December 31, 2014 and were valued using significant inputs that are not observable in the market including a discount rate of 11.37% and projected cash flows of the underlying Senior Notes as of December 31, 2014. The Senior Notes were redeemed in full on April 7, 2015 as discussed in Note 11–Long-Term Debt.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2015.  The Company did not have any assets measured at fair value at December 31, 2015. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2015:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Liabilities:
Derivative financial instruments (a)	$—	$19,600	$—	$19,600
Long-term obligations (b)	$—	$1,601,287	$—	$1,601,287

(a)	Reflected at fair value in the consolidated balance sheet as other liabilities of $19,600.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities on long-term debt of $31,850 and long-term debt of $1,548,893 as of December 31, 2015.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2014. The Company did not have any assets measured at fair value at December 31, 2014. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2014:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Liabilities:
Derivative financial instruments (a)	$—	$628	$—	$628
Long-term obligations (b)	$—	$1,352,438	$263,197	$1,615,635

(a)	Reflected at fair value in the consolidated balance sheet as other liabilities of $628.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities on long-term debt of $14,050 and long-term debt of $1,569,400 as of December 31, 2014.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.  RELATED-PARTY TRANSACTIONS

As of December 31, 2015, approximately $77,000 aggregate principal amount of Term B-2 Loans and $9,000 aggregate principal amount of Term B-3 Loans were owned by affiliates of Blackstone.  As of December 31, 2014, approximately $65,000 aggregate principal amount of the Senior Notes and approximately $87,000 aggregate principal amount of Term B-2 Loans were owned by affiliates of Blackstone. The Company makes voluntary principal repayments as well as periodic principal and interest payments on such debt in accordance with its terms.  On April 7, 2015, the Senior Notes were redeemed as discussed in Note 11–Long-Term Debt.

Dividend Payments

On January 5, 2016, the Company’s Board of Directors (the “Board”) declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 15, 2016, which was paid on January 22, 2016. In connection with this dividend declaration, certain affiliates of Blackstone were paid dividends in the amount of $4,095.  On February 22, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on March 14, 2016, which will be paid on April 1, 2016.   In connection with this dividend declaration, certain affiliates of Blackstone are estimated to receive dividends.

On January 5, March 3, June 10, and September 16, 2015, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 13, March 13, June 22, and September 29, 2015, respectively (see Note 19–Stockholders’ Equity).  In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $4,095 on January 22, April 1, July 1, and October 6, 2015.

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

Share Repurchases

The Company repurchased shares of its common stock from the selling stockholders concurrently with the closing of the respective secondary offerings in December 2013 and April 2014.  See further discussion in Note 19–Stockholders’ Equity.

Advisory Agreement

Prior to April 2013, certain affiliates of Blackstone provided monitoring, advisory and consulting services to the Company under an advisory fee agreement (the “2009 Advisory Agreement”), which was terminated on April 24, 2013 in connection with the completion of the initial public offering (see Note 19–Stockholders’ Equity). Fees related to these services, which were based upon a multiple of Adjusted EBITDA as defined in the 2009 Advisory Agreement, amounted to $2,799 for the year ended December 31, 2013.  These fees are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. There were no fees related to these services in the years ended December 31, 2015 or 2014 due to the termination of the 2009 Advisory Agreement in April 2013.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. RETIREMENT PLAN

The Company sponsors a defined contribution plan, under Section 401(k) of the Internal Revenue Code. The plan is a qualified automatic contributions arrangement, which automatically enrolls employees, once eligible, unless they opt out. The Company makes matching cash contributions subject to certain restrictions, structured as a 100% match on the first 1% contributed by the employee and a 50% match on the next 5% contributed by the employee. Employer matching contributions for the years ended December 31, 2015, 2014 and 2013, totaled $7,696, $7,790 and $8,956, respectively.

18. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value.  The cost, net of estimated forfeitures, is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  The Company has granted stock options, time-vesting restricted share awards and performance-vesting restricted share awards. The Company used the Black-Scholes Option Pricing Model to value its stock options granted in 2015 and the closing stock price on the date of grant to value its time-vesting restricted share awards granted in 2015, 2014 and 2013 and its performance-vesting restricted share awards granted in 2015.  For valuation models used on other prior year grants, see the Other Fair Value Assumptions section.

Total equity compensation expense was $6,527, $2,349 and $6,026 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of comprehensive income.  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of December 31, 2015 was approximately $22,310 which is expected to be recognized over the respective service periods.

The total fair value of shares which vested during the years ended December 31, 2015, 2014 and 2013 was approximately $2,450, $2,410 and $4,820, respectively.  The weighted average grant date fair value per share of time-vesting and performance-vesting restricted share awards granted during the years ended December 31, 2015, 2014 and 2013 were $18.76, $24.59 and $29.06 per share, respectively.

The activity related to the Company’s time-vesting and performance-vesting restricted share awards during the year ended December 31, 2015 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.25x Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2014	164,545	$11.68	—	—	—	—	1,451,453	$20.96	1,451,453	$12.61
Granted	968,005	$18.64	464,896	$18.99	79,279	$18.90	—	—	—	—
Vested	(171,495)	$14.28	—	—	—	—	—	—	—	—
Forfeited	(77,785)	$13.77	(48,901)	$18.96	(16,914)	$18.96	(80,632)	$22.90	(80,632)	$15.76
Outstanding at December 31, 2015	883,270	$18.66	415,995	$19.00	62,365	$18.88	1,370,821	$20.35	1,370,821	$10.93

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The activity related to the Company’s stock option awards during the year ended December 31, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	—	—
Granted	2,411,415	$19.20
Forfeited	(137,030)	$18.96
Outstanding at December 31, 2015	2,274,385	$19.21	9.31	$1,436
Exercisable at December 31, 2015	—	—	—	—

The weighted average grant date fair value of stock options granted during the year ended December 31, 2015 was $4.39 per stock option.  Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the year ended December 31, 2015 were:

Risk- free interest rate	1.66%
Expected volatility(a)	36.71%
Expected dividend yield	4.37%
Expected life (in years)(b)	6.25

(a)

Due to the Company’s limited history as a public company, the volatility for the Company’s stock at the date of each grant was estimated using the average volatility calculated for a peer group, which is based upon daily price observations over the estimated term of options granted.

(b)

The expected life was estimated using the simplified method, as the Company does not have sufficient historical exercise data due to the limited period of time its common stock has been publicly traded.

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Company’s 2013 Omnibus Incentive Plan (the “Omnibus Incentive Plan”).  The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Board”), and provides that the Company may grant equity incentive awards to eligible employees, directors, consultants or advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and performance compensation awards. If an award under the Omnibus Incentive Plan terminates, lapses, or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan.

For the year ended December 31, 2015, the Company withheld an aggregate of 42,221 shares of its common stock from employees to satisfy minimum tax withholding obligations related to the vesting of restricted stock awards.  As a result, these shares were added back to the number of shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan.  As of December 31, 2015, there were 10,776,041 shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Bonus Performance Restricted Shares

On March 3, 2015, the Board approved an annual bonus plan (the “2015 Bonus Plan”) for the fiscal year ended December 31, 2015 (the “Fiscal 2015”) under which certain employees are eligible to receive a bonus with respect to Fiscal 2015, payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of specified performance goals with respect to Adjusted EBITDA.  The Bonus Performance Restricted shares were granted pursuant to the Omnibus Incentive Plan.  Subsequent grants were made in 2015, under the same terms, to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees.  As part of the Company’s annual compensation-setting process and in accordance with the Company’s Equity Award Grant Policy (the “Equity Grant Policy”), on  February 22, 2016, the Company’s Compensation Committee (the “Compensation Committee”) approved an annual bonus plan (the “2016 Bonus Plan”) for the fiscal year ending December 31, 2016 (the “Fiscal 2016”).  The 2016 Bonus Plan contains similar terms as the 2015 Bonus Plan with bonus awards payable 50% in cash and 50% in Bonus Performance Restricted shares and is based upon the Company’s achievement of specified performance goals with respect to Fiscal 2016 Adjusted EBITDA.  Pursuant to the Equity Grant Policy, the Bonus Performance Restricted shares related to the 2016 Bonus Plan will be granted effective as of March 1, 2016, which is the second business day following the filing of this Annual Report on Form 10-K.

In accordance with ASC 718, equity compensation expense is not recorded until the performance condition is probable of being achieved. Based on the Company’s Fiscal 2015 Adjusted EBITDA results, the Bonus Performance Restricted shares are not considered probable of vesting as of December 31, 2015; therefore, no equity compensation expense has been recorded related to these shares and these shares will forfeit in the first quarter of 2016.

Long-Term Incentive Awards

On March 3, 2015, the Board also approved a long-term incentive plan grant (the “2015 Long-Term Incentive Grant”) for Fiscal 2015 comprised of nonqualified stock options (“Long-Term Incentive Options”), time-vesting restricted shares (“Long-Term Incentive Time Restricted shares”) and performance-vesting restricted shares (“Long-Term Incentive Performance Restricted shares”) (collectively, “Long-Term Incentive Awards”) to certain of the Company’s management and executive officers.  These awards were granted pursuant to the Omnibus Incentive Plan.  Subsequent grants were made in 2015, under the same terms, to newly hired employees based on their hire date and/or to certain promoted management and executive officers. As part of the Company’s annual compensation-setting process and in accordance with the Equity Grant Policy, on February 22, 2016, the Compensation Committee approved a long-term incentive plan grant (the “2016 Long-Term Incentive Grant”) for Fiscal 2016 also comprised of Long-Term Incentive Options, Long-Term Incentive Time Restricted shares and Long-Term Incentive Performance Restricted shares with similar terms as the 2015 Long-Term Incentive Grant.  Pursuant to the Equity Grant Policy, the Long-Term Incentive Awards related to the 2016 Long-Term Incentive Grant will be granted effective March 1, 2016, which is the second business day following the filing of this Annual Report on Form 10-K.

Long-Term Incentive Options

The Long-Term Incentive Options vest ratably over four years from the date of grant (25% per year), subject to continued employment through the applicable vesting date and will expire 10 years from the date of grant or earlier if the employee’s service terminates. The options have an exercise price per share equal to the closing price of the Company’s common stock on the date of grant. Equity compensation expense is recognized using the straight line method for each tranche over the four year vesting period.

Long-Term Incentive Time Restricted Shares

The Long-Term Incentive Time Restricted shares vest ratably over four years from the date of grant (25% per year), subject to continued employment through the applicable vesting date. Equity compensation expense is recognized using the straight line method over the four year vesting period.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Long-Term Incentive Performance Restricted Shares

The Long-Term Incentive Performance Restricted shares vest following the end of a three-year performance period beginning on January 1, 2015 and ending on December 31, 2017 based upon the Company’s achievement of certain performance goals with respect to Adjusted EBITDA for each fiscal year performance period. The total number of shares eligible to vest is based on the level of achievement of the Adjusted EBITDA target for each fiscal year in the performance period which ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target, and maximum levels, the resulting vesting percentage will be adjusted on a linear basis. Total shares earned (approximately 33% are eligible to be earned per year) based on the actual performance percentage for each performance year will vest on the date the Company’s Compensation Committee determines the actual performance percentage for fiscal year 2017 if the employee has not terminated prior to the last day of fiscal year 2017 and all unearned shares will forfeit immediately as of such date.  The Adjusted EBITDA target for each fiscal year will be set in the first quarter of each respective year, at which time the grant date and the grant date fair value for accounting purposes related to that performance year will be established based on the closing price of the Company’s stock on such date. Equity compensation expense will be recognized ratably for each fiscal year, if the performance condition is probable of being achieved, beginning on the date of grant and through the end of the final performance period on December 31, 2017.

As of December 31, 2015, the Company had awarded 187,125 Long-Term Incentive Performance Restricted shares, net of forfeitures, under the 2015 Long-Term Incentive Plan, which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined, with approximately one-third related to each respective performance period.  The performance goal for the first performance period was established as of the award date on March 3, 2015, as such, for accounting purposes, 62,365 of these shares have a grant date in 2015 and a grant date fair value per share determined using the closing price of the Company’s common stock on the date of grant.  The performance targets for the second and third performance periods have not yet been set and will be determined by the Compensation Committee during the first quarter of each respective fiscal year, at which time, for accounting purposes, the grant date and respective grant date fair value will be determined for those related shares. As the Long-Term Incentive Performance Restricted shares have both a service and a performance condition, the requisite service period over which equity compensation expense will be recognized once the performance condition is probable of achievement begins on the date of grant and extends through December 31, 2017. Based on the Company’s Fiscal 2015 Adjusted EBITDA results for the first performance period, a percentage of the target performance level for the first performance period is considered probable; as such 18,709 Long-Term Incentive Performance Restricted shares related to the 2015 performance year are considered probable of vesting as of December 31, 2015. Total unrecognized equity compensation expense related to the first performance period expected to be recognized over the remaining vesting term was approximately $260 as of December 31, 2015. Total unrecognized equity compensation expense related to the second and third performance periods has not been determined as the grant date and grant date fair value for these awards have not yet occurred for accounting purposes, as such no expense has been recorded related to the second and third performance periods.

Other 2015 Omnibus Incentive Plan Awards

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

Also during the year ended December 31, 2015, the Company granted 49,284 of time-vesting restricted shares to certain Board members.  These shares vest ratably over a three-year term.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other

2.25x and 2.75x Performance Restricted Shares

The Company has outstanding under both its Omnibus Incentive Plan and its previous incentive plan (the “Pre-IPO Incentive Plan”) certain performance-vesting restricted shares (the “2.25x and 2.75x Performance Restricted shares”).  The 2.25x Performance Restricted shares will vest if the employee is employed by the Company when and if certain investment funds affiliated with Blackstone receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 20% annualized effective compounded return rate on such funds’ investment and (y) a 2.25x multiple on such funds’ investment. The 2.75x Performance Restricted shares will vest if the employee is employed by the Company when and if such funds receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 15% annualized effective compounded return rate on such funds’ investment and (y) a 2.75x multiple on such funds’ investment. Certain awards were modified to allow some employees separating from the Company to vest in their respective shares if the performance conditions are achieved after their employment ends as detailed below in Equity Plan Modifications.

No equity compensation expense will be recorded related to the 2.25x and 2.75x Performance Restricted shares until their vesting is probable. Accordingly, no equity compensation expense has been recorded during the years ended December 31, 2015, 2014 or 2013, respectively, related to these 2.25x and 2.75x Performance Restricted shares.  Total unrecognized equity compensation expense as of December 31, 2015, was approximately $28,000 and $15,000 for the 2.25x and 2.75x Performance Restricted shares, respectively.

Based on cash proceeds previously received by certain investment funds affiliated with Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock, the Company’s repurchase of shares and the cumulative dividends paid by the Company through January 22, 2016, if such funds receive additional future cash proceeds of approximately $960 and other vesting conditions are satisfied, the 2.25x Performance Restricted shares will vest.  Similarly, if such funds receive additional future cash proceeds of approximately $428,000 and other vesting conditions are satisfied, the 2.75x Performance Restricted shares will vest. As receipt of these future cash proceeds will be primarily related to liquidity events, such as secondary offerings of stock or additional dividends paid to such funds, the shares are not considered probable of vesting until such events are consummated.  On February 22, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on March 14, 2016, which will be paid on April 1, 2016.  Based on this declaration, the 2.25x Performance Restricted shares will vest on April 1, 2016; therefore, the Company will recognize approximately $28,000 of equity compensation expense and record approximately $3,400 of accumulated dividends related to these shares during the first quarter of 2016.

Pre-IPO Incentive Plan and 2013 Grant

Prior to April 18, 2013, the Partnerships granted Employee Units to certain key employees of SEA (“Employee Units”) under the Pre-IPO Incentive Plan.  The Employee Units which were granted were accounted for as equity awards and were divided into three tranches, Time-Vesting Units (“TVUs”), 2.25x Performance Vesting Units (“PVUs”) and 2.75x PVUs.  There was no related cost to the employee upon vesting of the units.  Separately, certain members of management in 2011 also purchased Class D Units of the Partnerships (“Class D Units”).

Prior to the consummation of the Company’s initial public offering, on April 18, 2013, the Employee Units and Class D Units held by certain of the Company’s directors, officers, employees and consultants were surrendered to the Partnerships and such individuals received an aggregate of 4,165,861 shares of the Company’s issued and outstanding common stock from the Partnerships.  The number of shares of the Company’s common stock received by such individuals from the Partnerships was determined in a manner intended to replicate the economic value to each equity holder immediately prior to the transaction.  The Class D Units and vested Employee Units were surrendered for an aggregate of 949,142 shares of common stock.  The unvested Employee Units were surrendered for an aggregate of 3,216,719 unvested restricted shares of the Company’s common stock, which were subject to vesting terms substantially similar to those applicable to the unvested Employee Units immediately prior to the transaction.  These unvested restricted shares consisted of time-vesting restricted share awards and 2.25x and 2.75x Performance Restricted shares which, for accounting purposes, have been removed from issued shares until their restrictions are met, as shown on the accompanying consolidated statement of changes in stockholders’ equity.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Pre-IPO Incentive Plan TVUs originally granted vested over five years (20% per year) and vesting was contingent upon continued employment. The TVUs were originally valued at the fair market value at the date of grant and were being amortized to compensation expense over the vesting period.   The unvested time-vesting restricted shares received upon surrender of the TVUs contained substantially the same terms, conditions and vesting schedules as the previously outstanding TVUs.

On April 19, 2013, 494,557 shares of restricted stock were granted to the Company’s directors, officers and employees under the Omnibus Incentive Plan (the “2013 Grant”).   The shares granted were in the form of time-vesting restricted shares, 2.25x Performance Restricted shares and 2.75x Performance Restricted shares.  The vesting terms and conditions of the 2013 Grant were substantially the same as those of the Pre-IPO Incentive Plan.  After an initial 180 day post initial public offering lock up period, the vesting schedule from the Pre-IPO Incentive Plan carried over so that each recipient vested in the 2013 Grant in the same proportion as they were vested in the previous Pre-IPO Incentive Plan. The remaining unvested shares vest over the remaining service period, subject to substantially the same vesting conditions which carried over from the previous Pre-IPO Incentive Plan.

Equity Plan Modifications

In accordance with the guidance in ASC 718, Compensation-Stock Compensation, the surrender of the TVUs for shares of common stock and time-vesting restricted shares in 2013 qualified as a modification of an equity compensation plan.  As such, the Company calculated the incremental fair value of the TVUs immediately prior to and after their modification and determined that $282 of incremental equity compensation cost would be recorded upon surrender of the vested TVUs for vested shares of stock in the year ended December 31, 2013.  The remaining incremental compensation cost of $220 which represented the incremental cost on the unvested TVUs surrendered for unvested time-vesting restricted shares, was added to the original grant date fair value of the respective awards and is being amortized to compensation expense over the remaining vesting period.

The surrender of the unvested PVUs for unvested 2.25x and 2.75x Performance Restricted shares of stock in 2013 also qualified as a modification of an equity compensation plan.  In addition, through December 31, 2015, conditions for eligibility on approximately 940,000 2.25x and 2.75x Performance Restricted shares have been modified to allow those participants holding such shares who were separating from the Company to vest in their respective shares if the performance conditions are achieved after their employment ends with the Company, subject to their continued compliance with applicable post-termination restrictive covenants (see Note 4–Restructuring Program and Separation Costs).  As the 2.25x and 2.75x Performance Restricted shares were not considered probable of vesting before or after either modification, the Company will use the respective modification date fair value to record compensation expense related to these shares if the performance conditions become probable within a future reporting period.

Other Fair Value Assumptions

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

In order to calculate the incremental fair value when the unvested Employee Units were surrendered for unvested restricted shares on April 18, 2013, the Option-Pricing Method model was used to estimate the fair value prior to the modification.  For the fair value after the modification, the initial public offering price of $27.00 per share was used to calculate the fair value of the time-vesting restricted shares while the fair value of the performance-vesting restricted shares was estimated using an asset-or-nothing call option approach.  Significant assumptions used in both the Option-Pricing Method model and the asset-or-nothing call option approach included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 37.6% based on re-levered historical and implied equity volatility of comparable companies and a 0% dividend yield.

2013 Grant Fair Value Assumptions

The grant date fair value of the 2013 Grant 2.25x and 2.75x Performance Restricted shares was measured using the asset-or-nothing option pricing model.   Significant assumptions included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 33.2% based on re-levered historical and implied equity volatility of comparable companies and a 0% dividend yield.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Modification Fair Value Assumptions

In order to calculate the modification date fair value for certain Performance Restricted shares which were modified, the asset-or-nothing call option approach was used.  Significant assumptions included a holding period of 0.75 to 1.5 years from the date of modification, a risk free rate of 0.33% to 0.38%, a volatility of 33.0% to 45.4% based on re-levered historical and implied equity volatility of comparable companies and a 0% dividend yield.

19.  STOCKHOLDERS’ EQUITY

As of December 31, 2015, 90,320,374 shares of common stock were issued on the accompanying consolidated balance sheet, which excludes 4,228,032 unvested shares of common stock held by certain participants in the Company’s equity compensation plan (see Note 18–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company (see Secondary Offerings and Concurrent Share Repurchases and Share Repurchase Program discussions below).

Dividends

The Board has adopted a policy to pay, subject to legally available funds, regular quarterly dividends.  The payment and timing of cash dividends is within the discretion of the Board and depends on many factors, including, but not limited to, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in its debt agreements and in any preferred stock, business prospects and other factors that the Board may deem relevant.

During the years ended December 31, 2015, 2014 and 2013, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
2015:
January 13, 2015	January 22, 2015	$0.21
March 13, 2015(a)	April 1, 2015	$0.21
June 22, 2015(a)	July 1, 2015	$0.21
September 29, 2015	October 6, 2015	$0.21
2014:
March 20, 2014(a)	April 1, 2014	$0.20
June 20, 2014(a)	July 1, 2014	$0.21
September 29, 2014	October 6, 2014	$0.21
2013:
June 20, 2013(a)	July 1, 2013	$0.20
September 20, 2013	October 1, 2013	$0.20
December 20, 2013	January 3, 2014	$0.20

(a) As the Company had an accumulated deficit at the time these dividends were declared, these dividends were accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying consolidated statements of changes in stockholders’ equity.

On January 5, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 15, 2016, which was paid on January 22, 2016. On February 22, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on March 14, 2016, which will be paid on April 1, 2016.

As of December 31 2015, the Company had $430 of cash dividends recorded as dividends payable in the accompanying consolidated balance sheet, which relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares carry dividend rights and therefore the dividends will be paid as the shares vest in accordance with the underlying stock compensation grants.  These dividend rights will be forfeited if the shares do not vest.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Dividends paid to common stockholders were $72,318, $72,113 and $36,175 in the years ended December 31, 2015, 2014 and 2013, respectively. For tax purposes, a portion of the 2015 and 2014 dividends were treated as a return of capital to stockholders.  Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

Dividends on all performance-vesting restricted share awards accumulate and are paid only if the performance conditions are met and the respective shares vest in accordance with their terms.  Excluding the impact of the January and February 2016 dividend declarations, dividends on the 2.25x and 2.75x Performance Restricted shares were approximately $2,820 for each tranche as of December 31, 2015, and will accumulate and be paid only if and to the extent these 2.25x and 2.75x Performance Restricted shares vest in accordance with their terms.  The Company does not record a dividend payable when the performance conditions on the related unvested shares are not considered probable of being achieved. Due to the dividend declaration on February 22, 2016, the 2.25x Performance Restricted shares will vest on April 1, 2016.  The Company expects to record approximately $3,400 of accumulated dividends related to these 2.25x Performance Restricted shares during the first quarter of 2016.  See Note 18–Equity-Based Compensation for further details.

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

Pursuant to the Share Repurchase Program, during the year ended December 31, 2014, the Company repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15,000. The Company paid $5,650 in January 2015 for settlement of shares repurchased in December 2014.

During the year ended December 31, 2015, the Company repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45,000 leaving $190,000 available for future repurchases under the Share Repurchase Program as of December 31, 2015.

All of the repurchased shares from the Share Repurchase Program and the shares repurchased directly from the selling stockholders during the December 2013 and April 2014 secondary offerings were recorded as treasury stock at a total cost of $154,871 and $109,871 as of December 31, 2015 and 2014, respectively, and are reflected as a reduction to stockholders’ equity on the accompanying consolidated balance sheets.

20. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summary quarterly financial data for the years ended December 31, 2015 and 2014 was as follows:

	2015
	First	Second	Third	Fourth
	Quarter	Quarter (a)	Quarter	Quarter(b)
	(Unaudited)
Total revenues	$214,592	$391,616	$496,939	$267,857
Operating (loss) income	$(50,199)	$45,750	$170,860	$(6,975)
Net (loss) income	$(43,598)	$5,809	$97,950	$(11,028)
(Loss) earnings per share:
Net (loss) income per share, basic	$(0.51)	$0.07	$1.14	$(0.13)
Net (loss) income per share, diluted	$(0.51)	$0.07	$1.14	$(0.13)

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (c)
	(Unaudited)
Total revenues	$212,290	$405,151	$495,834	$264,537
Operating (loss) income	$(59,408)	$80,587	$161,915	$(22,497)
Net (loss) income	$(49,217)	$37,406	$87,176	$(25,446)
(Loss) earnings per share:
Net (loss) income per share, basic	$(0.56)	$0.43	$1.01	$(0.29)
Net (loss) income per share, diluted	$(0.56)	$0.43	$1.00	$(0.29)

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(a)

During the second quarter of 2015, the Company recorded $20,348 in loss on early extinguishment of debt and write-off of discounts and debt issuance costs related to the early redemption of $260,000 of its Senior Notes.  See Note 11–Long-Term Debt for further details.

(b)

During the fourth quarter of 2015, the Company recorded $2,001 in restructuring and other related costs primarily related to severance costs for certain positions which were eliminated as part of a cost savings initiative. See Note 4–Restructuring Program and Separation Costs for further details.

(c)

During the fourth quarter of 2014, the Company recorded $10,371 in restructuring and other related costs incurred in connection with the restructuring program which the Company implemented in December 2014.  Also during the fourth quarter of 2014, the Company recorded $2,574 in separation costs representing costs incurred pursuant to the previously announced separation of the Company’s Former Chief Executive Officer and President on January 15, 2015.  See Note 4–Restructuring Program and Separation Costs for further details.

Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because six of its theme parks are only open for a portion of the year.

SEAWORLD ENTERTAINMENT, INC.

PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current Assets:
Cash	$430	$5,858
Total current assets	430	5,858
Investment in wholly owned subsidiary	517,257	580,018
Total assets	$517,687	$585,876
Liabilities and Stockholders' Equity
Current Liabilities:
Dividends payable	$430	$172
Other accrued expenses	—	5,686
Total current liabilities	430	5,858
Total liabilities	430	5,858
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 90,320,374 and 90,191,100 shares issued at December 31, 2015 and 2014, respectively	903	902
Additional paid-in capital	624,765	655,471
Retained earnings	46,460	33,516
Treasury stock, at cost (6,519,773 and 4,105,970 shares at December 31, 2015 and 2014, respectively)	(154,871)	(109,871)
Total stockholders' equity	517,257	580,018
Total liabilities and stockholders' equity	$517,687	$585,876

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Equity in net income of subsidiary	$49,133	$49,919	$51,920
Net income	$49,133	$49,919	$51,920
Other comprehensive income	—	—	—
Comprehensive income	$49,133	$49,919	$51,920

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

PARENT COMPANY ONLY

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$49,133	$49,919	$51,920
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(49,133)	(49,919)	(51,920)
Dividend received from subsidiary-return on capital (net of forfeitures)	36,196	36,056	18,072
Net cash provided by operating activities	36,196	36,056	18,072
Cash Flows From Investing Activities:
Capital contributed to subsidiary	—	—	(249,106)
Restricted payment from subsidiary	45,000	65,708	44,163
Dividend received from subsidiary-return of capital (net of forfeitures)	36,381	36,056	18,072
Net cash provided by (used in) investing activities	81,381	101,764	(186,871)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of underwriter commissions	—	—	253,800
Purchase of treasury stock	(50,650)	(60,058)	(44,163)
Dividend paid to common stockholders	(72,318)	(72,113)	(36,175)
Offering costs	—	—	(4,694)
(Payment) receipt of cash for tax withholdings on equity-based compensation	(37)	37	—
Net cash (used in) provided by financing activities	(123,005)	(132,134)	168,768
Change in Cash and Cash Equivalents	(5,428)	5,686	(31)
Cash and Cash Equivalents - Beginning of year	5,858	172	203
Cash and Cash Equivalents - End of year	$430	$5,858	$172

Supplemental Disclosures of Noncash Financing Activities
Dividends declared, but unpaid	$430	$172	$17,939
Treasury stock purchases settled in January 2015	$—	$5,650	$—

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

3. GUARANTEES

On December 1, 2009, SEA entered into senior secured credit facilities (the “Senior Secured Credit Facilities”) and issued senior notes (the “Senior Notes”). On March 30, 2015, SEA entered into an incremental term loan amendment (the “Incremental Amendment”) to its existing Senior Secured Credit Facilities and on April 7, 2015, SEA borrowed additional term loans pursuant to the Incremental Amendment.  The proceeds, along with cash on hand, were used to redeem all of the outstanding Senior Notes.  See further discussion in Note 11–Long-Term Debt of the accompanying consolidated financial statements.

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

4. DIVIDENDS FROM SUBSIDIARIES

SEA’s Board of Directors (the “Board”) has adopted a policy to pay a regular quarterly cash dividend to the Parent (defined as a restricted payment in the Senior Secured Credit Facilities).  As a result, SEA paid a cash dividend to the Parent during the years ended December 31, 2015, 2014 and 2013 related to dividend declarations as follows:

Payment Date	Cash Dividends Paid
2015:
January 22, 2015	$18,112
April 1, 2015(a)	$18,204
July 1, 2015(a)	$18,238
October 6, 2015	$18,117
2014
January 3, 2014	$17,767
April 1, 2014(a)	$17,766
July 1, 2014(a)	$18,290
October 6, 2014	$18,290
2013:
July 1, 2013(a)	$18,072
October 1, 2013	$18,072

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(a)As SEA had an accumulated deficit at the time these dividends were declared to the Parent, these dividends were accounted for as a return of capital by the Parent.  The remaining dividends from SEA have been reflected as a return on capital in the accompanying parent company only financial statements.

The Parent’s Board has also adopted a policy to pay a regular quarterly dividend (defined as a restricted payment in the Senior Secured Credit Facilities).  The payment of cash dividends is within the discretion of the Parent’s Board and depends on many factors, including, but not limited to, SEA’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in its debt agreements and in any preferred stock, business prospects and other factors that the Board may deem relevant.

During the years ended December 31, 2015, 2014 and 2013, the Parent’s Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
2015:
January 13, 2015	January 22, 2015	$0.21
March 13, 2015	April 1, 2015	$0.21
June 22, 2015	July 1, 2015	$0.21
September 29, 2015	October 6, 2015	$0.21
2014:
March 20, 2014	April 1, 2014	$0.20
June 20, 2014	July 1, 2014	$0.21
September 29, 2014	October 6, 2014	$0.21
2013:
June 20, 2013	July 1, 2013	$0.20
September 20, 2013	October 1, 2013	$0.20
December 20, 2013	January 3, 2014	$0.20

As of December 31, 2015, the Parent had $430 of cash dividends payable included in dividends payable in the accompanying condensed balance sheet.   See Note 19–Stockholders’ Equity of the accompanying consolidated financial statements for further discussion.

On January 5, 2016, SEA’s Board declared a cash dividend of up to $17,787 to the Parent, which was paid on January 22, 2016.  Additionally, the Parent’s Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 15, 2016, which was paid on January 22, 2016. On February 22, 2016, SEA’s Board declared a cash dividend of up to $18,600 to the Parent, which will be paid on April 1, 2016.  Additionally, the Parent’s Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on March 14, 2016, which will be paid on April 1, 2016.

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

Contemporaneously with the stock split, the Parent’s Board approved an increase in the number of authorized shares of common stock to 1 billion shares.  Additionally, upon the consummation of the initial public offering, the Parent’s Board authorized 100,000,000 shares of preferred stock at a par value of $0.01 per share.

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

Pursuant to the Share Repurchase Program, during the year ended December 31, 2014, the Parent repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15,000. The Company paid $5,650 in January 2015 for settlement of shares repurchased in December 2014.

During the year ended December 31, 2015, the Parent repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45,000 leaving $190,000 available for future repurchases under the Share Repurchase Program as of December 31, 2015.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

All of the repurchased shares from the Share Repurchase Program and the shares repurchased directly from the selling stockholders during the December 2013 and April 2014 secondary offerings were recorded as treasury stock at a total cost of $154,871 and $109,871 as of December 31, 2015 and 2014, respectively, and are reflected as a reduction to stockholders’ equity on the accompanying consolidated balance sheets. SEA transferred $45,000, $65,708 and $44,163 during the years ended December 31, 2015, 2014 and 2013, respectively, as restricted payments to the Parent for the payment of repurchased shares.