Form 10-Q
period 2016-03-31
SeaWorld Entertainment, Inc.
filed 2016-05-06
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The registrant had outstanding 88,658,170 shares of Common Stock, par value $0.01 per share as of May 2, 2016.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

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

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date of this Quarterly Report on Form 10-Q or as the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

All references to “we,” “us,” “our,” “Company” or “SeaWorld” in this Quarterly Report on Form 10-Q mean SeaWorld Entertainment, Inc., its subsidiaries and affiliates.

Website and Social Media Disclosure

We use our websites (www.seaworldentertainment.com and www.seaworldinvestors.com) and our corporate Twitter account (@Seaworld) as channels of distribution of Company information. The information we post through these channels may be deemed material.  Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts.  In addition, you may automatically receive e-mail alerts and other information about SeaWorld when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at www.seaworldinvestors.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

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

Solely for convenience, the trademarks, service marks, and trade names referred to hereafter in this Quarterly Report on Form 10-Q are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names. This Quarterly Report on Form 10-Q may contain additional trademarks, service marks and trade names of others, which are the property of their respective owners. All trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are, to our knowledge, the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$41,492	$18,971
Accounts receivable, net	44,531	39,538
Inventories	38,664	31,213
Prepaid expenses and other current assets	18,900	16,360
Total current assets	143,587	106,082
Property and equipment, at cost	2,751,939	2,748,161
Accumulated depreciation	(1,052,907)	(1,029,165)
Property and equipment, net	1,699,032	1,718,996
Goodwill	335,610	335,610
Trade names/trademarks, net	162,360	162,726
Other intangible assets, net	20,497	21,327
Deferred tax assets, net	35,520	23,994
Other assets	20,219	19,927
Total assets	$2,416,825	$2,388,662
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,327	$93,743
Current maturities on long-term debt	91,850	31,850
Accrued salaries, wages and benefits	17,354	12,330
Deferred revenue	134,200	79,818
Dividends payable	21,807	430
Other accrued expenses	12,748	11,143
Total current liabilities	393,286	229,314
Long-term debt, net of debt issuance costs of $12,423 and $13,333 as of March 31, 2016 and December 31, 2015, respectively	1,546,016	1,548,893
Deferred tax liabilities, net	18,721	65,689
Other liabilities	57,750	40,646
Total liabilities	2,015,773	1,884,542
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 90,375,377 and 90,320,374 shares issued at March 31, 2016 and December 31, 2015, respectively	904	903
Additional paid-in capital	632,775	624,765
Accumulated other comprehensive loss	(22,387)	(13,137)
(Accumulated deficit) retained earnings	(55,369)	46,460
Treasury stock, at cost (6,519,773 shares at March 31, 2016 and December 31, 2015)	(154,871)	(154,871)
Total stockholders’ equity	401,052	504,120
Total liabilities and stockholders’ equity	$2,416,825	$2,388,662

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Net revenues:
Admissions	$136,926	$136,840
Food, merchandise and other	83,315	77,752
Total revenues	220,241	214,592
Costs and expenses:
Cost of food, merchandise and other revenues	17,001	15,903
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity-based compensation expense of $9,340 and $69 for the three months ended March 31, 2016 and 2015, respectively)	180,293	153,811
Selling, general and administrative (includes equity-based compensation expense of $20,250 and $1,784 for the three months ended March 31, 2016 and 2015, respectively)	67,354	51,078
Restructuring and other related costs	112	145
Depreciation and amortization	75,048	43,854
Total costs and expenses	339,808	264,791
Operating loss	(119,567)	(50,199)
Other (income) expense, net	(142)	261
Interest expense	14,581	20,178
Loss before income taxes	(134,006)	(70,638)
Benefit from income taxes	(49,957)	(27,040)
Net loss	$(84,049)	$(43,598)
Other comprehensive loss:
Unrealized loss on derivatives, net of tax	(9,250)	(873)
Comprehensive loss	$(93,299)	$(44,471)
Loss per share:
Net loss per share, basic	$(1.00)	$(0.51)
Net loss per share, diluted	$(1.00)	$(0.51)
Weighted average common shares outstanding:
Basic	83,824	86,097
Diluted	83,824	86,097
Cash dividends declared per share:
Cash dividends declared per share	$0.42	$0.42

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2015	90,320,374	$903	$624,765	$46,460	$(13,137)	$(154,871)	$504,120
Equity-based compensation	—	—	29,590	—	—	—	29,590
Unrealized loss on derivatives, net of tax benefit of $8,537	—	—	—	—	(9,250)	—	(9,250)
Vesting of restricted shares	72,343	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(18,701)	—	(334)	—	—	—	(334)
Exercise of stock options	1,361	—	26	—	—	—	26
Cash dividends declared to stockholders ($0.42 per share), net of forfeitures	—	—	(21,271)	(17,780)	—	—	(39,051)
Net loss	—	—	—	(84,049)	—	—	(84,049)
Balance at March 31, 2016	90,375,377	$904	$632,775	$(55,369)	$(22,387)	$(154,871)	$401,052

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(84,049)	$(43,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,048	43,854
Amortization of debt issuance costs and discounts	1,335	2,328
Loss on sale or disposal of assets	6,502	624
Loss on derivatives	1	286
Deferred income tax benefit	(49,957)	(27,040)
Equity-based compensation	29,590	1,853
Changes in assets and liabilities:
Accounts receivable	(5,443)	(1,892)
Inventories	(7,451)	(4,743)
Prepaid expenses and other current assets	(2,884)	(2,213)
Accounts payable	8,760	9,019
Accrued salaries, wages and benefits	5,024	(3,348)
Deferred revenue	54,271	52,401
Other accrued expenses	866	10,113
Other assets and liabilities	618	38
Net cash provided by operating activities	32,231	37,682
Cash Flows From Investing Activities:
Capital expenditures	(47,846)	(40,673)
Change in restricted cash	344	(280)
Net cash used in investing activities	(47,502)	(40,953)
Cash Flows From Financing Activities:
Repayment of long-term debt	(4,212)	(3,513)
Proceeds from draw on revolving credit facility	60,000	45,000
Repayment of revolving credit facility	—	(15,000)
Dividends paid to stockholders	(17,674)	(18,098)
Payment of tax withholdings on equity-based compensation through shares withheld	(334)	(5)
Exercise of stock options	12	—
Purchase of treasury stock	—	(5,650)
Net cash provided by financing activities	37,792	2,734
Change in Cash and Cash Equivalents	22,521	(537)
Cash and Cash Equivalents—Beginning of period	18,971	43,906
Cash and Cash Equivalents—End of period	$41,492	$43,369
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$41,567	$24,437
Dividends declared, but unpaid	$21,807	$18,373

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States.  Prior to its initial public offering in April 2013, the Company was owned by ten limited partnerships (the “Partnerships” or the “selling stockholders”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.

The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California, and Busch Gardens theme parks in Tampa, Florida, and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); San Diego, California (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only attraction offering interaction with marine animals in Orlando, Florida (Discovery Cove) and a seasonal park in Langhorne, Pennsylvania (Sesame Place). In March 2016, Aquatica San Antonio was converted into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.  The unaudited condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2016 or any future period due to the seasonal nature of the Company’s operations.  Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks are only open for a portion of the year.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2016 presentation, in particular, $2,975 previously included in deferred tax assets, net, in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2015 was reclassified to noncurrent deferred tax assets, net, and noncurrent deferred tax liabilities, net, in the amounts of  $503 and $2,472, respectively. The reclassification is as a result of the adoption of a new Accounting Standards Update (“ASU”). See Note 2–Recently Issued Accounting Pronouncements for further details.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Segment Reporting

The Company maintains discrete financial information for each of its twelve theme parks, which is used by the Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer, as a basis for allocating resources. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics. In addition, all of the theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target similar consumer groups. Accordingly, based on these economic and operational similarities and the way the CODM monitors and makes decisions affecting the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

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

Material costs to purchase animals are capitalized and amortized over their estimated lives (1-50 years).  Construction in process assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of an asset is completed and placed into service, the asset is reclassified to the appropriate asset class based on its nature and depreciated in accordance with its useful life above.

During the first quarter of 2016, the Company made a decision to remove deep-water lifting floors from the orca habitats at each of its three SeaWorld theme parks.  As a result, during the three months ended March 31, 2016, the Company recorded approximately $33,700 of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive loss. During the three months ended March 31, 2016, the Company also recorded approximately $6,400 in asset write-offs associated with its previously disclosed orca habitat expansion (the “Blue World Project”) as the Company made a decision to not move forward with the Blue World Project as originally designed and planned.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions (Topic 718) including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related amounts within the statement of cash flows and the classification of awards as either equity or liabilities. The ASU will be effective for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted.  The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases.  This ASU establishes a new lease accounting model that, for many companies, eliminates the concept of operating leases and requires entities to record lease assets and lease liabilities on the balance sheet for certain types of leases.  The ASU will be effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities.  The provisions of the ASU are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes.  This ASU simplifies the accounting for deferred taxes by requiring an entity to classify all deferred taxes as noncurrent assets or noncurrent liabilities. No other changes were made to the current guidance on deferred taxes. The ASU is effective for annual periods beginning after December 15, 2016 with early adoption permitted and may be applied as a change in accounting principle either retrospectively or prospectively. The Company elected to early adopt this ASU retrospectively as of March 31, 2016.  As a result of adopting this ASU, the Company reclassified $2,975 of current deferred tax assets, net, in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2015, to noncurrent deferred tax assets, net, and noncurrent deferred tax liabilities, net, in the amounts of $503 and $2,472, respectively. The adoption of this ASU did not impact the Company’s condensed consolidated results of operations, stockholders’ equity or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017 using one of two retrospective application methods with earlier adoption permitted for annual periods beginning after December 15, 2016. In March and April 2016, the FASB issued two updates to the revenue recognition guidance (Topic 606), ASU 2016-08 Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) and ASU 2016-10 Identifying Performance Obligations and Licensing. The Company has not yet selected a transition method and is evaluating the accounting and disclosure requirements on its condensed consolidated financial statements but does not currently anticipate a material impact upon adoption; however, the Company is in the process of evaluating the effect this ASU will have on the classification of revenue and related disclosures.

3. LOSS PER SHARE

Loss per share is computed as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic loss per share	$(84,049)	83,824	$(1.00)	$(43,598)	86,097	$(0.51)
Effect of dilutive incentive-based awards		—			—
Diluted loss per share	$(84,049)	83,824	$(1.00)	$(43,598)	86,097	$(0.51)

In accordance with the Earnings Per Share Topic of the Accounting Standards Codification (“ASC”), basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock). The shares of unvested restricted stock are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic loss per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted loss per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. The Company’s outstanding performance-vesting restricted share awards are considered contingently issuable shares and are excluded from the calculation of diluted loss per share until the performance measure criteria is met as of the end of the reporting period.  There were approximately 5,070,000 and 615,000 potentially dilutive shares of common stock excluded from the computation of diluted loss per share during the three months ended March 31, 2016 and 2015, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pre-tax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended March 31, 2016 was 37.3% and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items, primarily related to equity-based compensation.  The Company’s consolidated effective tax rate for the three months ended March 31, 2015 was 38.3%, and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax (benefit) provision in the applicable period.

5. OTHER ACCRUED EXPENSES

Other accrued expenses at March 31, 2016 and December 31, 2015, consisted of the following:

	March 31,	December 31,
	2016	2015
Accrued property taxes	$3,222	$2,250
Accrued interest	550	441
Self-insurance reserve	7,368	6,973
Other	1,608	1,479
Total other accrued expenses	$12,748	$11,143

6. LONG-TERM DEBT

Long-term debt as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Term B-2 Loans (effective interest rate of 3.26% at March 31, 2016 and December 31, 2015, respectively)	$1,334,875	$1,338,387
Term B-3 Loans (effective interest rate of 4.33% at March 31, 2016 and December 31, 2015)	247,200	247,900
Revolving Credit Facility	75,000	15,000
Total long-term debt	1,657,075	1,601,287
Less discounts	(6,786)	(7,211)
Less debt issuance costs	(12,423)	(13,333)
Less current maturities	(91,850)	(31,850)
Total long-term debt, net	$1,546,016	$1,548,893

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying unaudited condensed consolidated balance sheets.  Unamortized debt issuance costs and discounts for the Term B-2 Loans, Term B-3 Loans and senior secured revolving credit facility (the “Revolving Credit Facility”) were $13,845, $3,245 and $2,119, respectively, at March 31, 2016.  Unamortized debt issuance costs and discounts for the Term B-2 Loans, Term B-3 Loans and Revolving Credit Facility were $14,713, $3,448 and $2,383, respectively, at December 31, 2015.

Senior Secured Credit Facilities

As of March 31, 2016, the Senior Secured Credit Facilities consisted of $1,334,875 in Term B-2 Loans and $247,200 in Term B-3 Loans, which will mature on May 14, 2020, along with a $192,500 Revolving Credit Facility, of which $75,000 was outstanding at March 31, 2016 (at an interest rate of 2.89%).  The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans.  The outstanding balance under the Revolving Credit Facility fluctuates each quarter based on working capital needs and is included in current maturities on long-term debt on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2016.

The Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on May 14, 2013, with the balance due on the final maturity date, of May 14, 2020. The Term B-3 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-3 Loans on April 7, 2015, with the balance due on the final maturity date of May 14, 2020. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity.  There were no mandatory prepayments during 2016 or 2015 since none of the events indicated above occurred.

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

The obligations under the Senior Secured Credit Facilities are fully, unconditionally and irrevocably guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and, subject to certain exceptions, each of SEA’s existing and future material domestic wholly-owned subsidiaries. The Senior Secured Credit Facilities are collateralized by first priority or equivalent security interests, subject to certain exceptions, in (i) all the capital stock of, or other equity interests in, SEA and substantially all of SEA’s direct or indirect material wholly-owned domestic subsidiaries and 65% of the capital stock of, or other equity interests in, any “first tier” foreign subsidiaries and (ii) certain tangible and intangible assets of SEA and the Company.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%.  The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a total net leverage ratio equal to or less than 3.25 to 1.00.  At March 31, 2016, SEA selected the LIBOR rate (interest rate of 3.00% at March 31, 2016).

Term B-3 Loans

Borrowings of Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing.  The applicable margin for the Term B-3 Loans is 2.25%, in the case of base rate loans, and 3.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. At March 31, 2016, SEA selected the LIBOR rate (interest rate of 4.00% at March 31, 2016).

Revolving Credit Facility

Borrowings of loans under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1%, and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing.  The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans.  The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings.  At March 31, 2016, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable LIBOR margin of 2.50%.  Subsequent to March 31, 2016, SEA borrowed an additional $10,000 under the Revolving Credit Facility for general working capital purposes.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

As of March 31, 2016, SEA had approximately $17,200 of outstanding letters of credit and $75,000 outstanding under the Revolving Credit Facility, leaving approximately $100,300 available for borrowing.

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

As of March 31, 2016, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.50 to 1.00, which results in the Company having a $90,000 capacity for restricted payments in 2016. During the three months ended March 31, 2016, the Company used approximately $39,000 of its available restricted payments capacity leaving an aggregate amount of approximately $51,000 for the remainder of calendar year 2016 to declare dividends or make certain other restricted payments under the Senior Secured Credit Facilities. However, the amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter, as set forth above.

As of March 31, 2016, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

Interest Rate Swap Agreements

As of March 31, 2016, SEA has four traditional interest rate swap agreements (collectively, the “Interest Rate Swap Agreements”).  Three of the interest rate swap agreements have a combined notional amount of $1,000,000; mature on September 30, 2016; require the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; pay swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of March, June, September and December through maturity. The fourth traditional interest rate swap was executed in April 2015 to effectively fix the interest rate on $250,000 of the Term B-3 Loans and has a notional amount of $250,000; is scheduled to mature on September 30, 2016; requires the Company to pay a fixed rate of interest of 0.901% per annum; pays swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and has interest settlement dates occurring on the last day of September, December, March and June through maturity.

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

SEA designated the Interest Rate Swap Agreements and the Forward Swaps above as qualifying cash flow hedge accounting relationships as further discussed in Note 7–Derivative Instruments and Hedging Activities that follows.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements was $14,091 for the three month period ended March 31, 2016. Cash paid for interest relating to the Senior Secured Credit Facilities, Interest Rate Swap Agreements and then existing Senior Notes was $11,347 for the three month period ended March 31, 2015.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As of March 31, 2016 and December 31, 2015, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of March 31, 2016, the Company had four outstanding Interest Rate Swap Agreements with a combined notional value of $1,250,000 and five Forward Swaps with a combined notional value of $1,000,000 that were designated as cash flow hedges of interest rate risk.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016 and 2015, a loss of $1 and $286, respectively, related to the ineffective portion was recognized in other (income) expense, net, on the accompanying unaudited condensed consolidated statements of comprehensive loss.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $9,824 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	Liability Derivatives		Liability Derivatives
	As of March 31, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$1,544	Other liabilities	$1,673
Forward interest rate swaps	Other liabilities	35,822	Other liabilities	17,927
Total derivatives designated as hedging instruments		$37,366		$19,600

The unrealized loss on derivatives is recorded net of a tax benefit of $8,537 for the three months ended March 31, 2016, and is included in the unaudited condensed consolidated statement of changes in stockholders’ equity and the unaudited condensed consolidated statements of comprehensive loss.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Derivatives in Cash Flow Hedging Relationships:
Loss related to effective portion of derivatives recognized in accumulated other comprehensive loss	$(18,621)	$(2,149)
Gain related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$834	$730
Loss related to ineffective portion of derivatives recognized in other (income) expense, net	$(1)	(286)

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $40,456. As of March 31, 2016, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $40,456.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the three months ended March 31, 2016, net of tax:

Accumulated other comprehensive loss:	(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2015	$(13,137)
Other comprehensive loss before reclassifications	(9,683)
Amounts reclassified from accumulated other comprehensive loss to interest expense	433
Unrealized loss on derivatives, net of tax	(9,250)
Accumulated other comprehensive loss at March 31, 2016	$(22,387)

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-3 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of March 31, 2016 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.  See Note 6–Long-Term Debt.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2016.  The Company did not have any assets measured at fair value as of March 31, 2016.  The following table presents the Company’s estimated fair value measurements and related classifications as of March 31, 2016:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Liabilities:
Derivative financial instruments (a)	$—	$37,366	$—	$37,366
Long-term obligations (b)	$—	$1,657,075	$—	$1,657,075

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $37,366.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $91,850 and long-term debt of $1,546,016 as of March 31, 2016.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2015. The Company did not have any assets measured at fair value as of December 31, 2015. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2015:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Liabilities:
Derivative financial instruments (a)	$—	$19,600	$—	$19,600
Long-term obligations (b)	$—	$1,601,287	$—	$1,601,287

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $19,600.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $31,850 and long-term debt of $1,548,893 as of December 31, 2015.

9. RELATED-PARTY TRANSACTIONS

As of March 31, 2016, approximately $73,000 aggregate principal amount of Term B-2 Loans and $1,000 aggregate principal amount of Term B-3 Loans were owned by affiliates of Blackstone.  As of December 31, 2015, approximately $77,000 aggregate principal amount of Term B-2 Loans and $9,000 aggregate principal amount of Term B-3 Loans were owned by affiliates of Blackstone.  The Company makes voluntary principal repayments as well as periodic principal and interest payments on such debt in accordance with its terms.

Dividend Payments

On January 5 and February 22, 2016, the Board of Directors of the Company (the “Board”) declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 15 and March 14, 2016, respectively. In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $4,095 on both January 22 and April 1, 2016 (see Note 12–Stockholders’ Equity).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

10. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed a motion to dismiss the amended complaint. The Plaintiffs filed an opposition to the motion to dismiss on July 31, 2015.  The Company and the other defendants filed a reply in further support of their motion to dismiss on September 18, 2015.  On March 31, 2016, the Court granted the motion to dismiss the amended complaint, in its entirety, without prejudice.  Plaintiffs have until May 31, 2016 to file a further amended complaint.  The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of the Board, certain of the Company’s executive officers, directors and shareholders, and Blackstone.  The Company is a “Nominal Defendant” in the lawsuit.  On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants.  The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price.  The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company.  The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf.  On May 21, 2015, the defendants filed a motion to stay the lawsuit pending resolution of the Company’s securities class action lawsuit. On September 21, 2015, the Court granted the motion and ordered that the derivative action to be stayed in favor of the securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC).

Consumer Class Action Lawsuits

On March 25, 2015, a purported class action was filed in the United States District Court for the Southern District of California against the Company, captioned Holly Hall v. SeaWorld Entertainment, Inc., Case No. 3:15-cv-00600-CAB-RBB (the “Hall Matter”).  The complaint identifies three putative classes consisting of all consumers nationwide who at any time during the four-year period preceding the filing of the original complaint, purchased an admission ticket, a membership or a SeaWorld “experience” that includes an “orca experience” from the SeaWorld amusement park in San Diego, California, Orlando, Florida or San Antonio, Texas respectively.  The complaint alleges causes of action under California Unfair Competition Law, California Consumers Legal Remedies Act (“CLRA”), California False Advertising Law, California Deceit statute, Florida Unfair and Deceptive Trade Practices Act, Texas Deceptive Trade Practices Act, as well as claims for Unjust Enrichment.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its orcas, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its orcas with intent to deceive and mislead the plaintiff and purported class members.  The complaint further alleges that the specific misrepresentations heard and relied upon by Holly Hall in purchasing her SeaWorld tickets concerned the circumstances surrounding the death of a SeaWorld trainer.  The complaint seeks actual damages, equitable relief, attorney’s fees and costs.  Plaintiffs claim that the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all).

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

On August 7, 2015, the Gaab Matter and Simo Matter were consolidated with the Hall Matter, and the plaintiffs filed a First Consolidated Amended Complaint (“FAC”) on August 21, 2015.  The FAC pursued the same seven causes of action as the original Hall complaint, and added a request for punitive damages pursuant to the California CLRA.

The Company moved to dismiss the FAC in its entirety, and its motion was granted on December 24, 2015.  The Court granted dismissal with prejudice as to the California CLRA claim, the portion of California Unfair Competition Law claim premised on the CLRA claim, all claims for injunctive relief, and on all California claims premised solely on alleged omissions by the Company.  The Court granted leave to amend as to the remainder of the complaint.  On January 25, 2016, plaintiffs filed their Second Consolidated Amended Complaint (“SAC”).  The SAC pursues the same causes of action as the FAC, except for the California CLRA, which, as noted above, was dismissed with prejudice.  The Company filed a motion to dismiss the entirety of the SAC with prejudice on February 25, 2016.  That motion is fully briefed and is awaiting a ruling from the Court.

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc., Case No. CGC-15-545292 (the “Anderson Matter”).  The putative class consists of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  On May 11, 2015, the plaintiffs filed a First Amended Class Action Complaint (the “First Amended Complaint”).  The First Amended Complaint alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its orcas, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its orcas with intent to deceive and mislead the plaintiff and purported class members.  The First Amended Complaint seeks actual damages, equitable relief, attorneys’ fees and costs.  Based on plaintiffs’ definition of the class, the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all).  On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California, Case No. 15:cv-2172-SC.

On May 19, 2015, the plaintiffs filed a motion to remand.  On September 18, 2015, the Company filed a motion to dismiss the First Amended Complaint in its entirety.  The motion is fully briefed.  On September 24, 2015, the district court denied plaintiffs’ motion to remand.  On October 5, 2015, plaintiffs filed a motion for leave to file a motion for reconsideration of this order, and contemporaneously filed a petition for permission to appeal to the Ninth Circuit, which the Company opposed.  On October 14, 2015, the district court granted plaintiffs’ motion for leave.  Plaintiffs’ motion for reconsideration was fully briefed.  On January 12, 2016 the district court granted in part and denied in part the motion for reconsideration, and refused to remand the case.  On January 22, 2016, plaintiffs filed a petition for permission to appeal the January 12, 2016 order to the Ninth Circuit, which the Company opposed.  On April 7, 2016, the Ninth Circuit denied both of plaintiffs’ petitions for permission to appeal and the plaintiffs filed a motion for leave to file a Second Amended Class Action Complaint (“Second Amended Complaint”), seeking to add two additional plaintiffs and make various pleading adjustments.  The Company has opposed the motion.  The district court has scheduled a hearing on both the Company’s motion to dismiss the First Amended Complaint and plaintiffs’ motion for leave to file the Second Amended Complaint for June 3, 2016.

The Company believes that these consumer class action lawsuits are without merit and intends to defend these lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Other Matters

The Company is a party to various other claims and legal proceedings arising in the normal course of business. From time to time, third-party groups may also bring lawsuits against the Company. Matters where an unfavorable outcome to the Company is probable and which can be reasonably estimated are accrued. Such accruals, which are not material for any period presented, are based on information known about the matters, the Company’s estimate of the outcomes of such matters, and the Company’s experience in contesting, litigating and settling similar matters. Matters that are considered reasonably possible to result in a material loss are not accrued for, but an estimate of the possible loss or range of loss is disclosed, if such amount or range can be determined. At this time, management does not expect any known claims or legal proceedings to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value.  The cost, net of estimated forfeitures, is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  The Company has granted stock options, time-vesting restricted share awards and performance-vesting restricted share awards. The Company used the Black-Scholes Option Pricing Model to value its stock options and the closing stock price on the date of grant to value its time-vesting restricted share awards granted in 2013 and subsequent years and its performance-vesting restricted share awards granted in 2015 and subsequent years.

Total equity compensation expense was $29,590 for the three months ended March 31, 2016 and includes $27,516 related to certain of the Company’s performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which became probable of vesting during the quarter.  See 2.25x and 2.75x Performance Restricted Shares section which follows for further details.  Total equity compensation expense was $1,853 for three months ended March 31, 2015.  Equity compensation expense is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of March 31, 2016 was approximately $32,350 which is expected to be recognized over the respective service periods.

The activity related to the Company’s time-vesting and performance-vesting share awards during the three months ended March 31, 2016 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.25x Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	883,270	$18.66	415,995	$19.00	62,365	$18.88	1,370,821	$20.35	1,370,821	$10.93
Granted	343,871	$18.17	466,677	$18.17	183,227	$18.55	—	—	—	—
Vested	(72,343)	$17.99	—	—	—	—	—	—	—	—
Forfeited	(13,059)	$18.86	(418,932)	$18.99	(7,320)	$19.10	—	—	—	—
Outstanding at March 31, 2016	1,141,739	$18.55	463,740	$18.17	238,272	$18.62	1,370,821	$20.07	1,370,821	$9.04

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The activity related to the Company’s stock option awards during the three months ended March 31, 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,274,385	$19.21
Granted	1,336,853	$18.17
Forfeited	(53,001)	$18.84
Exercised	(1,361)	$18.96
Outstanding at March 31, 2016	3,556,876	$18.83	9.38	$7,946

Exercisable at March 31, 2016	184,163	$18.96	8.92	$387

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2016 was $3.75 per stock option.  Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the three months ended March 31, 2016 were:

Risk- free interest rate	1.50%
Expected volatility(a)	35.00%
Expected dividend yield	4.62%
Expected life (in years)(b)	6.25

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

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Company’s 2013 Omnibus Incentive Plan (the “Omnibus Incentive Plan”).  The Omnibus Incentive Plan is administered by the Compensation Committee of the Board, and provides that the Company may grant equity incentive awards to eligible employees, directors, consultants or advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and performance compensation awards. If an award under the Omnibus Incentive Plan terminates, lapses, or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the Omnibus Incentive Plan.

As of March 31, 2016, there were 8,778,184 shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan.

Bonus Performance Restricted Shares

As part of the Company’s annual compensation-setting process and in accordance with the Company’s Equity Award Grant Policy (the “Equity Grant Policy”), on February 22, 2016, the Company’s Compensation Committee (the “Compensation Committee”) approved an annual bonus plan (the “2016 Bonus Plan”) for the fiscal year ending December 31, 2016 (the “Fiscal 2016”) under which certain employees are eligible to receive a bonus with respect to Fiscal 2016 payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of specified performance goals with respect to Adjusted EBITDA.  Pursuant to the Equity Grant Policy, the Bonus Performance Restricted shares related to the 2016 Bonus Plan were granted on March 1, 2016.  Subsequent grants will be made on July 1 and October 1, 2016 to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In accordance with ASC 718, equity compensation expense is not recorded until the performance condition is probable of being achieved. Based on the Company’s progress toward the Adjusted EBITDA performance goal for Fiscal 2016, the Bonus Performance Restricted shares are not considered probable of vesting as of March 31, 2016; therefore, no equity compensation expense has been recorded related to these shares.  If the performance condition is considered probable of being achieved in a subsequent period, all equity compensation expense that would have been recorded over the requisite service period had the condition been considered probable from inception, will be recorded as a cumulative catch-up at such subsequent date.  Total unrecognized equity compensation expense related to the Bonus Performance Restricted shares not considered probable of vesting was approximately $8,400 as of March 31, 2016.

Long-Term Incentive Awards

As part of the Company’s annual compensation-setting process and in accordance with the Equity Grant Policy, on February 22, 2016, the Compensation Committee approved a long-term incentive plan grant (the “2016 Long-Term Incentive Grant”) for Fiscal 2016 comprised of nonqualified stock options (“Long-Term Incentive Options”), time-vesting restricted shares (“Long-Term Incentive Time Restricted shares”) and performance-vesting restricted shares (“Long-Term Incentive Performance Restricted shares”) to certain members of the Company’s management and executive officers (collectively, “Long-Term Incentive Awards”).    Pursuant to the Equity Grant Policy, the Long-Term Incentive Awards related to the 2016 Long-Term Incentive Grant were granted on March 1, 2016.  Long-Term Incentive Awards were also granted in 2015 with similar terms (the “2015 Long-Term Incentive Plan”).  Subsequent grants will be made on July 1 and October 1, 2016 to newly hired employees based on their hire date and/or to certain promoted management and executive officers.

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

Long-Term Incentive Performance Restricted Shares

The Long-Term Incentive Performance Restricted shares vest following the end of a three-year performance period beginning on January 1 of the fiscal year in which the award was granted and ending on December 31 of the third fiscal year based upon the Company’s achievement of certain performance goals with respect to Adjusted EBITDA for each fiscal year performance period. The total number of shares eligible to vest is based on the level of achievement of the Adjusted EBITDA target for each fiscal year in the performance period which ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target, and maximum levels, the resulting vesting percentage will be adjusted on a linear basis. Total shares earned (approximately 33% are eligible to be earned per year), based on the actual performance percentage for each performance year, will vest on the date the Company’s Compensation Committee determines the actual performance percentage for the third fiscal year (“Determination Date”) in the performance period if the employee has not terminated prior to the last day of such fiscal year. Additionally, all unearned shares will forfeit immediately as of the Determination Date.  The Adjusted EBITDA target for each fiscal year will be set in the first quarter of each respective year, at which time the grant date and the grant-date fair value for accounting purposes related to that performance year will be established based on the closing price of the Company’s stock on such date.  Equity compensation expense will be recognized ratably for each fiscal year, if the performance condition is probable of being achieved, beginning on the date of grant and through December 31 of the third fiscal year in the performance period.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As of March 31, 2016, the Company had awarded 367,639 Long-Term Incentive Performance Restricted shares, under the 2016 Long-Term Incentive Plan, which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined, with approximately one-third related to each respective performance period (Fiscal 2016, Fiscal 2017 and Fiscal 2018).  For accounting purposes, the performance goals for the respective performance periods must be established for a grant date to be determined.  As such, since the performance goal for Fiscal 2016 was established as of the award date, for accounting purposes, 122,534 of the Long-Term Incentive Performance Restricted shares under the 2016 Long-Term Incentive Plan have a grant date in 2016 and grant-date fair value per share determined using the closing price of the Company’s common stock on the date of grant.  The performance targets for the subsequent performance periods, Fiscal 2017 and Fiscal 2018,  have not yet been set and will be determined by the Compensation Committee during the first quarter of each respective fiscal year, at which time, for accounting purposes, the grant date and respective grant-date fair value will be determined for those related shares.

As of March 31, 2016, the Company had awarded 173,635 Long-Term Incentive Performance Restricted shares, net of forfeitures, under its 2015 Long-Term Incentive Plan, which represented the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined under the 2015 Long-Term Incentive Plan (Fiscal 2015, Fiscal 2016 and Fiscal 2017).   As the Fiscal 2016 performance target was established during the first quarter of 2016, 60,693 Long-Term Incentive Performance Restricted shares which were awarded under the 2015 Long-Term Incentive Plan and relate to the Fiscal 2016 performance period are considered granted for accounting purposes during the three months ended March 31, 2016 and a grant-date fair value was determined using the close price on the date the performance target was established.

As the Long-Term Incentive Performance Restricted shares have both a service and a performance condition, the requisite service period over which equity compensation expense will be recognized once the performance condition is probable of achievement begins on the date of grant and extends through December 31 of the third fiscal year in the respective performance period (Fiscal 2017 under the 2015 Long-Term Incentive Plan and Fiscal 2018 under the 2016 Long-Term Incentive Plan).  Based on the Company’s progress toward the Adjusted EBITDA performance goal for Fiscal 2016, a percentage of the target performance level for Fiscal 2016 is considered probable; as such 72,161 Long-Term Incentive Performance Restricted shares granted in Fiscal 2016 under both the 2015 and the 2016 Long-Term Incentive Plan are considered probable of vesting as of March 31, 2016. Total unrecognized equity compensation expense related to all performance periods expected to be recognized over the remaining vesting term if performance conditions continue to be probable of vesting at the current percentage of the target performance level was approximately $1,500 as of March 31, 2016.  Unrecognized equity compensation expense related to the maximum performance level for the Fiscal 2016 performance period is an additional $1,787 as of March 31, 2016.  Total unrecognized equity compensation expense related to the subsequent performance periods have not been determined as the grant date and grant-date fair value for these awards have not yet occurred for accounting purposes, as such no expense has been recorded related to the subsequent performance periods.

Other

2.25x and 2.75x Performance Restricted Shares

The Company has outstanding under both its Omnibus Incentive Plan and its previous incentive plan (the “Pre-IPO Incentive Plan”) certain performance-vesting restricted shares (the “2.25x and 2.75x Performance Restricted shares”).  The 2.25x Performance Restricted shares will vest if the employee is employed by the Company when and if certain investment funds affiliated with Blackstone receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 20% annualized effective compounded return rate on such funds’ investment and (y) a 2.25x multiple on such funds’ investment. The 2.75x Performance Restricted shares will vest if the employee is employed by the Company when and if such funds receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 15% annualized effective compounded return rate on such funds’ investment and (y) a 2.75x multiple on such funds’ investment. Certain awards were modified to allow some employees separating from the Company to vest in their respective shares if the performance conditions are achieved after their employment ends as detailed below in Equity Plan Modifications. As receipt of these future cash proceeds will be primarily related to a liquidity event, such as secondary offerings of stock or additional dividends paid to such funds, the 2.25x and 2.75x Performance Restricted shares are not considered probable of vesting until such events are consummated.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Based on cash proceeds previously received by certain investment funds affiliated with Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock, the Company’s repurchases of shares and the cumulative dividends paid by the Company through April 1, 2016, the vesting conditions on the 2.25x Performance Restricted shares were satisfied with the Company’s dividend payment on April 1, 2016. Accordingly, during the three months ended March 31, 2016, upon declaration of the dividend, the 2.25x Performance Restricted shares were considered probable of vesting and all of the related equity compensation expense of $27,516 and accumulated dividends of $3,400 were recognized in the accompanying unaudited condensed consolidated financial statements.  On April 1, 2016, upon payment of the dividend to certain investment funds affiliated with Blackstone, all outstanding 1,370,821 2.25x Performance Restricted shares vested and the related accumulated dividends of $3,400 were paid.

If the investment funds affiliated with Blackstone receive additional future cash proceeds of approximately $425,000 and other vesting conditions are satisfied, the 2.75x Performance Restricted shares will vest.

No equity compensation expense has been recorded during the three months ended March 31, 2016 and 2015 related to the 2.75x Performance Restricted shares as their vesting is not considered probable.  Total unrecognized equity compensation expense as of March 31, 2016 was approximately $12,400 for the 2.75x Performance Restricted shares.

Equity Plan Modifications

During the three months ended March 31, 2016 conditions for eligibility on approximately 361,906 2.25x and 2.75x Performance Restricted shares were modified to allow those participants holding such shares who were separating from the Company to vest in their respective shares if the performance conditions are achieved after their employment ends with the Company, subject to their continued compliance with applicable post-termination restrictive covenants. As the 2.25x and 2.75x Performance Restricted shares were not considered probable of vesting before the modifications, the Company used the respective modification date fair value to record equity compensation expense related to the 2.25x Performance Restricted shares during the three months ended March 31, 2016.  Additionally, the respective modification date fair value will be used to record equity compensation expense related to the 2.75x Performance Restricted shares if the performance conditions become probable within a future reporting period.

12. STOCKHOLDERS’ EQUITY

As of March 31, 2016, 90,375,377 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 4,888,395 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company.

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

During the three months ended March 31, 2016, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
2016:
January 15, 2016	January 22, 2016	$0.21
March 14, 2016 (a)	April 1, 2016	$0.21
(a)

As the Company had an accumulated deficit at the time this dividend was declared, this dividend was accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity.

Dividends paid to common stockholders were $17,674 in the three months ended March 31, 2016.  The Company expects that for tax purposes, a portion of these dividends, if not all,  will be treated as a return of capital to stockholders.  Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As of March 31, 2016, the Company had $21,807 of cash dividends recorded as dividends payable in the unaudited condensed consolidated balance sheet, of which approximately $21,000 was paid in April 2016. The remainder relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares carry dividend rights and therefore the dividends will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.

On April 1, 2016, the Company’s 2.25x Performance Restricted shares held by certain participants in the Company’s Omnibus Incentive Plan and Pre-IPO Incentive Plan vested and accumulated dividends of approximately $3,400 were paid (see Note 11–Equity-Based Compensation for further details).  Accumulated dividends on the 2.75x Performance Restricted shares are approximately $3,400 and will be paid only if and to the extent these 2.75x Performance Restricted shares vest in accordance with their terms.  Accumulated dividends on the Bonus Performance Restricted shares were approximately $97 and will be paid only if these shares vest in accordance with their terms. Accumulated dividends on the Long-Term Incentive Performance Restricted shares were approximately $99, of which approximately $34 was recorded related to the portion of the shares considered probable of vesting.  The remainder will be paid only if the respective shares vest in accordance with their terms.  The Company does not record a dividend payable when the performance conditions on the related unvested shares are not considered probable of being achieved.

Share Repurchase Program

In 2014, the Board authorized the repurchase of up to $250,000 of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

The Company has available $190,000 for future repurchases under the Share Repurchase Program as of March 31, 2016.  There were no share repurchases during the three months ended March 31, 2016.

All of the repurchased shares from the Share Repurchase Program and shares repurchased directly from the selling stockholders concurrently with the previous secondary offerings were recorded as treasury stock at a total cost of $154,871 as of March 31, 2016 and December 31, 2015 and are reflected as a reduction to stockholders’ equity on the accompanying unaudited condensed consolidated balance sheets.

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

Business Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of globally recognized brands, including SeaWorld, Busch Gardens and Sea Rescue. Over our more than 50-year history, we have built a diversified portfolio of 12 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection of more than 800 species of animals. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

During the three months ended March 31, 2016, we hosted approximately 3.3 million guests in our theme parks, including approximately 0.5 million international guests.  In the three months ended March 31, 2016, we generated total revenues of $220.2 million and a net loss of  $84.0 million.

In November 2015, we announced our roadmap to stabilize our business to drive sustainable growth. This plan encompasses five key points which include (i) providing experiences that matter; (ii) delivering distinct guest experiences that are fun and meaningful; (iii) pursuing organic and strategic revenue growth; (iv) addressing the challenges we face; and (v) financial discipline. The plan is intended to build on our strong business fundamentals by evolving the guest experience to align with consumer preferences for experiences that matter. Through family entertainment and distinct experiences and attractions, we provide our guests an opportunity to explore and to learn more about the natural world and the plight of animals in the wild, to be inspired and to act to make a better world.  The plan includes a new approach to in-park activities as well as “turning parks inside out” by taking our guests behind the scenes to provide a better understanding of our veterinary care and animal rescue operations. Other elements of the plan include implementing a simplified pricing model, targeted capital investments in new attractions across our parks, and an ongoing focus on cost control as part of a larger commitment to overall financial discipline. Additionally, we announced a new resort strategy that will include evaluating opportunities which could include purchasing or developing resort properties in or near some of our parks.

In March 2016, we converted Aquatica San Antonio into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.  Prior to 2016, Aquatica San Antonio was only accessible to SeaWorld San Antonio guests for an additional fee.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 62% of our total revenue for the three months ended March 31, 2016. For the first quarter of 2016, we reported $41.53 in admission per capita, representing a decrease of 2.5% from the first quarter of 2015. Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day or annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the three months ended March 31, 2016, food, merchandise and other revenue accounted for approximately 38% of our total revenue.  For the first quarter of 2016, we reported $25.27 of in-park per capita spending, an increase of 4.5% from the first quarter of 2015.  In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, passholders, domestic or international guests) and the mix of in-park spending.

Trends Affecting Our Results of Operations

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation.  Adverse publicity concerning our business generally could harm our brands, reputation and results of operations.  The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity.  Our SeaWorld-branded parks have been the target of negative media attention concerning the killer whales – or orcas – in our care, particularly in the state of California, and we believe we experienced demand pressures in 2014 and 2015 in California, due to such media attention.  We introduced a number of initiatives, including new marketing and reputation campaigns to address public perceptions, share facts and correct misinformation. We also introduced a number of promotions in 2015 in an effort to increase demand.

On March 17, 2016, we announced that we have ended all orca breeding and the orcas currently in our care will be the last generation of orcas at SeaWorld (the “Orca Announcement”).  We also announced that we will introduce new, inspiring, natural orca encounters and phase out our current theatrical shows, as part of our ongoing commitment to education, marine science research, and rescue of marine animals. These programs will focus on orca enrichment, exercise, and overall health. This change will start in our SeaWorld San Diego park in 2017, followed by San Antonio and then Orlando in 2019.   In conjunction with the Orca Announcement, the orca habitat expansion we previously disclosed (the “Blue World Project”), as originally designed and planned, will not move forward and we will spend significantly less capital than the originally proposed Blue World Project.  The “new” SeaWorld will maintain our unique value proposition of providing experiences that matter, and inspiring guests to protect animals and the wild wonders of our world.  We are implementing an integrated marketing plan designed to attract new and repeat guests to the “new” SeaWorld with its unique blend of compelling animal experiences and new rides and attractions for the whole family.

Attendance improved in the first quarter of 2016 primarily due to the impact of an earlier Easter holiday along with additional operating days for our Virginia park location, and was largely offset by an overall decline in attendance at our Florida park locations.  The decrease in attendance at our Florida park locations can be attributed to the following factors:  (i) a decline in international attendance; (ii) adverse weather impacts due to uncharacteristically wet weather during the month of January in particular; and (iii) a decline in passholder attendance at our SeaWorld Orlando park resulting from a decline in season pass sales due to less discounting on season pass products for 2016 when compared to the first quarter of 2015. To address this issue, we have introduced strategic season pass promotions for SeaWorld Orlando.  In addition, we have two highly anticipated new attractions, Mako and Cobra’s Curse, scheduled to open at our Florida park locations late in the second quarter of 2016.

We believe the decline in international attendance results from the strengthening of the U.S. dollar against a variety of foreign currencies.  Our internal indicators show the majority of the international shortfall is coming from Latin American guests.  Fluctuations in foreign currency exchange rates impact our business due to the effect a strong dollar has on international tourist spending. To manage this impact going forward, we have modified our international marketing to reflect more appropriate ticket offers in light of the foreign currency exchange rate pressures and we have also shifted portions of our marketing spend from Latin America to domestic markets.

Both attendance and total revenue per capita at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition, results of operations and cash flows.

Recent Developments

Regulatory Developments

On July 16, 2015, Senator Dianne Feinstein (D-CA) offered an amendment to the Fiscal Year 2016 Agriculture, Rural Development, Food and Drug Administration, and Related Agencies spending bill during consideration of the bill by the full Committee on Appropriations. The amendment directed the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) to issue updated regulations for the display of marine mammals in domestic zoos and aquaria within six months of enactment. While that amendment was not included in the final Fiscal Year 2016 Omnibus Appropriations Bill, APHIS released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).  The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016.  We submitted a comment letter to APHIS on the final date for comments, expressing our views on the Proposed APHIS Regulations.  The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized.

On October 8, 2015, the California Coastal Commission approved the Blue World Project in San Diego, but attached certain conditions to its approval. Those conditions included, among other things, a prohibition against breeding orcas or transporting orcas to or from the habitat. On December 29, 2015, we filed a lawsuit against the California Coastal Commission on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over orcas, which are regulated under federal law.  As a result of the Orca Announcement, on April 18, 2016, we sent a letter to the California Coastal Commission requesting to formally withdraw our coastal development permit application for the Blue World Project habitat and discuss dismissal of the pending litigation since our legal challenge to the proposed conditions is no longer warranted.

On November 16, 2015, Representative Adam Schiff (D-CA) introduced the Orca Responsibility and Care Advancement Act (the “ORCA Act”). The bill has been referred to the Natural Resources and Agriculture Committees. It is unclear whether this bill will be enacted into law, but if enacted, this bill would amend the Marine Mammal Protection Act of 1972 and the Animal Welfare Act to prohibit the breeding, the taking (wild capture), and the import or export of orcas for the purposes of public display.

On April 5, 2016, following the Orca Announcement, a California lawmaker reintroduced the California Orca Protection Act which is a bill that he originally proposed in March 2014.  The bill proposed in 2014 would have ended all captive breeding and display of orcas in California.  Additionally that bill would have required that all orcas in California be retired to sea pens and/or sanctuaries. That bill was referred to interim study after its first public hearing in 2014. The reintroduced bill proposed in April 2016 seeks to primarily codify the Orca Announcement in California.  It is unclear whether this reintroduced bill will be enacted into law, but if enacted, this bill would (i) codify the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibit the import or export of new orcas into or out of California, (iii) permit the transfer of orcas currently in California among existing SeaWorld facilities and (iv) require educational presentations of orcas in California.

On February 8, 2016, the San Diego City Council decided to put a proposal on the June 7, 2016 primary ballot for voters to decide whether the city of San Diego should have a higher minimum wage than the $10 per hour required by the State of California. If approved by a simple majority of San Diego voters, the proposal would make the city’s minimum wage $10.50 as soon as the election results are certified, and then increase it to $11.50 on January 1, 2017. Two years later in January 2019, annual increases to the San Diego minimum wage based on the consumer price index would start to be implemented. For a discussion of certain risks associated with the foregoing proposal, see “Risk Factors” in our Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

For a discussion of certain risks associated with federal and state regulations governing the treatment of animals, see “Risk Factors” in our Annual Report on From 10-K, including “Risks Related to Our Business and Our Industry—We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.”

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We are currently assessing these opportunities while maintaining a conservative and disciplined approach towards the execution of our international development strategy.  Thus far, we have identified our international market priorities as well as our international partners within select markets. The market priorities were developed based on a specific set of criteria to ensure we expand our brands into the most attractive markets. On February 17, 2016, we moved to the next phase of our international development strategy with our partner in the Middle East (the “Middle East Project”) by (i) extending the exclusive negotiating period and (ii) entering into an Advisory Services Agreement pursuant to which we will commence certain advisory services pertaining to the planning and design of the Middle East Project, with funding from our partner in the Middle East offsetting our internal expenses.  The Middle East Project is subject to, among other things, the parties completing the design development phase of such project and the mutual agreement of definitive documents.

Leadership Changes

Daniel B. Brown retired as Chief Parks Operations Officer of the Company effective as of April 1, 2016.  Mr. Brown will remain as an employee of the Company through May 31, 2016, to assist in the transition of his responsibilities. In connection with Mr. Brown’s retirement, on February 18, 2016, our Board appointed John Reilly, SeaWorld San Diego Park President, to Chief Parks Operations Officer of the Company effective as of April 1, 2016.  Additionally, Dr. Christopher Dold, Vice President of Veterinary Services, was promoted to Chief Zoological Officer, effective April 1, 2016. Mr. Dold succeeded Brad Andrews who will continue to serve as the Company’s Zoological Director Emeritus. During the first quarter of 2016, we also announced the formation of our Resort Development Group and the appointment of Steve Iandolo to Vice President of Resort Development, effective February 1, 2016.

On February 24, 2016, Joseph P. Baratta notified our Board that he would not stand for re-election to the Board at the 2016 Annual Meeting of Stockholders. Mr. Baratta has served as a director of the Company since 2009. Mr. Baratta will continue to serve as a director until the expiration of his current three-year term, which will end effective upon the election of directors at the Company’s 2016 Annual Meeting of Stockholders.  Donald C. Robinson, 62, formerly the Executive Vice President of Hong Kong Disneyland, has been nominated for election at the 2016 Annual Meeting of Stockholders as a Class III independent director to fill the vacancy that will result from Mr. Baratta not standing for reelection.

In addition, on April 15, 2016, the Company announced that Ronald Bension, 61, the President of House of Blues Entertainment, LLC at Live Nation Entertainment, Inc., joined the Board as a Class II independent director, succeeding Jim Atchison, who resigned from the Board, effective as of April 15, 2016.

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks are open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. The mix of revenues by quarter is relatively constant, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays or between the first and fourth quarters due to the timing of Christmas and New Year’s. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals is to continue to generate cash flow throughout the year to maximize profitability and minimize the effects of seasonality, in particular at our theme parks that are open year-round. In recent years, we have begun to drive attendance during non-peak times by offering a variety of seasonal programs and events, such as shows for kids, special concert series and festivals, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

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

Costs and Expenses

The principal costs of our operations are employee salaries and benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels. A large portion of our expenses is relatively fixed because the costs for full-time employees, advertising, maintenance, animal care, utilities and insurance do not vary significantly with attendance.  For factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

In January 2016, we made a decision to remove deep-water lifting floors from the orca habitats at each of our three SeaWorld-branded theme parks.  The deep-water lifting floors were intended as another safety tool for conducting in-water training in the deeper pools. The lifting floors located in the medical pools, where our orca in-water training currently takes place, will not be affected. That training will continue as an essential part of our overall safety program.  Having safely and successfully conducted in-water training in the medical pools for almost 4 years, our safety and zoological professionals determined that the deep-water lifting floors in the deeper pools were no longer needed. This change will provide more space for the animals, and increase the time that the deep-water pool is available by eliminating downtime for maintenance and cleaning. As a result, during the first quarter of 2016, we recorded $33.7 million of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the unaudited condensed consolidated statement of comprehensive loss.  During the first quarter of 2016, we also recorded approximately $6.4 million in asset write-offs associated with the Blue World Project.

On February 22, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on March 14, 2016, which was paid on April 1, 2016.  Based on this dividend payment, certain performance-vesting restricted shares (the “2.25x Performance Restricted shares”) held by some of our equity plan participants vested on April 1, 2016.  During the three months ended March 31, 2016, we recognized $27.5 million of equity compensation expense and recorded approximately $3.4 million of accumulated dividends related to these 2.25x Performance Restricted shares.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended March 31, 2016 and 2015. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table presents key operating and financial information for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,		Variance
	2016	2015	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$136,926	$136,840	$86	0.1%
Food, merchandise and other	83,315	77,752	5,563	7.2%
Total revenues	220,241	214,592	5,649	2.6%
Costs and expenses:
Cost of food, merchandise and other revenues	17,001	15,903	1,098	6.9%
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $9,340 and $69 for the three months ended March 31, 2016 and 2015, respectively)	180,293	153,811	26,482	17.2%
Selling, general and administrative (includes equity compensation of $20,250 and $1,784 for the three months ended March 31, 2016 and 2015, respectively)	67,354	51,078	16,276	31.9%
Restructuring and other related costs	112	145	(33)	(22.8%)
Depreciation and amortization	75,048	43,854	31,194	71.1%
Total costs and expenses	339,808	264,791	75,017	28.3%
Operating loss	(119,567)	(50,199)	(69,368)	(138.2%)
Other (income) expense, net	(142)	261	(403)	(154.4%)
Interest expense	14,581	20,178	(5,597)	(27.7%)
Loss before income taxes	(134,006)	(70,638)	(63,368)	(89.7%)
Benefit from income taxes	(49,957)	(27,040)	(22,917)	(84.8%)
Net loss	$(84,049)	$(43,598)	$(40,451)	(92.8%)
Other data:
Attendance	3,297	3,214	83	2.6%
Total revenue per capita	$66.80	$66.77	$0.03	0.0%

Admissions revenue. Admissions revenue for the three months ended March 31, 2016 increased $0.1 million, or 0.1%,  to $136.9 million as compared to $136.8 million for the three months ended March 31, 2015. The increase in admissions revenue was primarily a result of an increase in attendance of 2.6%, largely offset by a decrease of 2.5% in admissions per capita when compared to the first quarter of 2015.  The first quarter of 2016 includes approximately 33,000 in attendance related to the separate gate for Aquatica San Antonio, which opened in March 2016.  Excluding the impact of this separate gate, attendance improved primarily due to the impact of an earlier Easter holiday along with additional operating days for our Virginia park location, and was largely offset by an overall decline in attendance at our Florida park locations.  The decrease in attendance at our Florida park locations can be attributed to the following factors: (i) a decline in international attendance, particularly from the Latin America market which, we believe, was driven by the strong U.S. dollar’s impact on tourist spending; (ii) adverse weather impacts due to uncharacteristically wet weather during the month of January in particular; and (iii) a decline in passholder attendance at our SeaWorld Orlando park resulting from a decline in season pass sales due to less discounting on season pass products for 2016, in each case, as compared to the first quarter of 2015.  Admission per capita decreased by 2.5% to $41.53 for the first quarter of 2016 compared to $42.58 in the prior year quarter, primarily due to the impact of an unfavorable park attendance mix and fewer international guests compared to the first quarter of 2015.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2016 increased by $5.6 million, or 7.2%, to $83.3 million as compared to $77.8 million for the three months ended March 31, 2015. This increase was primarily a result of a 4.5% increase in in-park per capita spending to $25.27 in the first quarter of 2016 compared to $24.19 in the first quarter of 2015, along with the increase in attendance. In-park per capita spending improved primarily due to increased sales of in-park products, such as all day dining packages and front of the line “Quick Queue” access.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2016 increased $1.1 million, or 6.9%, to $17.0 million as compared to $15.9 million for the three months ended March 31, 2015.  These costs represent 20.4% and 20.5% of the related revenue earned for the three months ended March 31, 2016 and 2015, respectively.

Operating expenses. Operating expenses for the three months ended March 31, 2016 increased $26.5 million, or 17.2%, to $180.3 million as compared to $153.8 million for the three months ended March 31, 2015, primarily related to an increase in equity compensation expense, an increase in asset write-offs largely related to $6.4 million associated with the Blue World Project and an increase in other direct labor and benefit costs, among other operating costs.  The additional equity compensation expense relates to an incremental $9.0 million associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).  The increase in other direct labor and benefit costs resulted from wage and merit increases along with the impact of additional volume during the quarter, due in part to the earlier Easter holiday.  Operating expenses were 81.9% of total revenues for the three months ended March 31, 2016 compared to 71.7% for the three months ended March 31, 2015.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2016 increased $16.3 million, or 31.9%, to $67.4 million as compared to $51.1 million for the three months ended March 31, 2015, primarily related to an increase of $18.5 million in equity compensation offset slightly by a decrease in third party consulting costs.  The additional equity compensation expense largely relates to incremental expense associated with the 2.25x Performance Restricted shares which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).  As a percentage of total revenue, selling, general and administrative expenses were 30.6% in the first quarter of 2016 compared to 23.8% in the first quarter of 2015.

Restructuring and other related costs. Restructuring and other related costs for the three months ended March 31, 2016 represent severance associated with certain positions that were eliminated in the first quarter of 2016.  Restructuring and other related costs for the three months ended March 31, 2015 represent salaries and severance for individuals with continuing service obligations, which were impacted by the restructuring program announced in December 2014.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2016 increased $31.2 million, or 71.1%, to $75.0 million as compared to $43.9 million for the three months ended March 31, 2015. The increase in depreciation and amortization expense is primarily a result of $33.7 million in accelerated depreciation incurred in the first quarter of 2016 due to the disposal of deep-water lifting floors from our orca habitats along with new asset additions, partially offset by fully depreciated assets and asset retirements.

Interest expense. Interest expense for the three months ended March 31, 2016 decreased $5.6 million, or 27.7%, to $14.6 million as compared to $20.2 million for the three months ended March 31, 2015 due to the redemption of the 11.0% Senior Notes in April 2015 which were replaced with new Term B-3 loans at a lower interest rate (effective rate of 4.33% as of March 31, 2016).  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Benefit from income taxes. The Company reported a benefit from income taxes in the three months ended March 31, 2016 of $50.0 million compared to a benefit of $27.0 million for the three months ended March 31, 2015.  The increase primarily resulted from a higher pretax loss in the first quarter of 2016 compared to the first quarter of 2015 as well as an increase in the estimated state annual effective tax rate and other permanent items, offset in part by the impact of various permanent items primarily related to equity-based compensation.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), common stock dividends and share repurchases. As of March 31, 2016, we had a working capital deficit of approximately $249.7 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

Dividends

The Board has adopted a policy to pay, subject to legally available funds, a regular quarterly dividend.  Dividends paid to stockholders were $17.7 million in the three months ended March 31, 2016, related primarily to a dividend declaration to stockholders of record as of January 15, 2016.  In April 2016, approximately $21.0 million in dividends were paid primarily related to a dividend declaration to stockholders of record as of March 14, 2016.  Due to this dividend declaration, certain performance-vesting restricted shares (the “2.25x Performance Restricted shares”) held by some of our equity plan participants vested on April 1, 2016.  We recognized $27.5 million of equity compensation expense and recorded approximately $3.4 million of accumulated dividends related to these 2.25x Performance Restricted shares during the first quarter of 2016, which were paid in April 2016. The amount and timing of any future dividends payable on our common stock is within the sole discretion of the Board. The Company expects that for tax purposes, a portion of the dividends, if not all,  paid in 2016 will be treated as a return of capital to stockholders.

Approximately $0.8 million of dividends declared through March 31, 2016 relate to unvested time restricted shares and unvested performance-vesting restricted shares with a performance condition considered probable of being achieved and will be paid  if the awards vest in accordance with their terms.  Accumulated dividends on certain performance-vesting restricted share awards that are not considered probable of vesting as of March 31, 2016 were approximately $3.6 million and will be paid only if and to the extent the shares vest in accordance with their terms.

See Note 11–Equity-Based Compensation and Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details on our dividend activity and the “Covenant Compliance” section which follows for further details on covenants that could restrict our ability to make certain restricted payments, including dividend payments and share repurchases.

Share Repurchases

Our Board has authorized a share repurchase program of up to $250.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time.  The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

Pursuant to the Share Repurchase Program, we have approximately $190.0 million available for future repurchases as of March 31, 2016. There were no share repurchases during the three months ended March 31, 2016.  See Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details.

Other

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$32,231	$37,682
Net cash used in investing activities	(47,502)	(40,953)
Net cash provided by financing activities	37,792	2,734
Net increase (decrease) in cash and cash equivalents	$22,521	$(537)

Cash Flows from Operating Activities

Net cash provided by operating activities was $32.2 million during the three months ended March 31, 2016 as compared to $37.7 million during the three months ended March 31, 2015.  The change in net cash provided by operating activities was primarily impacted by an increase in operating expenses, primarily direct labor and benefit costs, offset by changes in total revenue.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the three months ended March 31, 2016 consisted primarily of capital expenditures of $47.8 million largely related to future attractions.

Net cash used in investing activities during the three months ended March 31, 2015 consisted primarily of $40.7 million of capital expenditures largely related to attractions that opened in 2015.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2016 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2016 was primarily attributable to $60.0 million in proceeds from borrowings on our revolving credit facility due to the seasonal nature of our business, offset by $17.7 million in cash dividends paid to common stockholders and $4.2 million paid on our Term B-2 and Term B-3 Loans under the Senior Secured Credit Facilities, as defined below.

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

As of March 31, 2016, our Senior Secured Credit Facilities consisted of a $1,334.9 million senior secured term loan facility (the “Term B-2 Loans”), and $247.2 million in additional term loans (the “Term B-3 Loans”) which will mature on May 14, 2020 along with a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), of which $75.0 million was outstanding as of March 31, 2016.  The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of March 31, 2016, SEA had approximately $17.2 million of outstanding letters of credit and $75.0 million outstanding under the Revolving Credit Facility, leaving approximately $100.3 million available for borrowing. The outstanding balance under the Revolving Credit Facility fluctuates each quarter based on working capital needs and is included in current maturities on long-term debt on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2016. Subsequent to March 31, 2016, SEA borrowed an additional $10.0 million under the Revolving Credit Facility for general working capital purposes.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning our long-term debt.

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

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of March 31, 2016, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.50 to 1.00, which results in a $90.0 million capacity for restricted payments in the year ending December 31, 2016. During the three months ended March 31, 2016, we have used approximately $39.0 million of our available restricted payments capacity. As a result, we currently have the ability to declare dividends or make certain other restricted payments in an aggregate amount of up to approximately $51.0 million for the remainder of calendar year 2016. However, the amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements.

As of March 31, 2016, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, analysts and rating agencies have historically used EBITDA related measures in our industry, such as Adjusted EBITDA, along with other measures, to evaluate a company’s ability to meet its debt service requirements, to estimate the value of a company and to make informed investment decisions.  The presentation of Adjusted EBITDA also provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Senior Secured Credit Facilities.

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered in isolation or as a substitute for a measure of our financial performance or liquidity prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate our financial performance or liquidity. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation.

The following table reconciles Adjusted EBITDA to net loss for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

(Amounts in thousands)

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited, in thousands)
Net loss	$(84,049)	$(43,598)
Benefit from income taxes	(49,957)	(27,040)
Interest expense	14,581	20,178
Depreciation and amortization	75,048	43,854
Equity-based compensation expense (a)	29,590	1,853
Other non-cash expenses (b)	6,503	910
Other business optimization costs (c)	874	—
Other adjusting items (d)	1,403	—
Other items, net of tax of $37 in the three months ended March 31, 2016 (e)	64	—
Adjusted EBITDA(f)	$(5,943)	$(3,843)

(a)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation and includes $27.5 million associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).

(b)	Reflects non-cash expenses related to miscellaneous asset write-offs, including $6.4 million associated with the Blue World Project, and non-cash losses on derivatives.
(c)

Reflects business optimization costs incurred in the first quarter ended March 31, 2016 primarily related to $0.4 million of restructuring and related costs associated with severance and other employment expenses for certain positions eliminated in the first quarter of 2016 as a result of cost saving initiatives and $0.5 million of third party consulting costs. The Adjusted EBITDA calculations presented in the table above do not reflect certain 2015 other business optimization costs incurred due to limitations as described in footnote (f) below.

(d)

Reflects primarily $1.4 million of product and intellectual property development costs incurred for the three months ended March 31, 2016 and less than $0.1 million of state franchise taxes paid in the three months ended March 31, 2016.  State franchise taxes were not included in the prior year quarter and were not material.  The Adjusted EBITDA calculations presented in the table above do not reflect certain 2015 other adjusting items incurred due to limitations as described in footnote (f) below.

(e)

Reflects the impact of certain items during the three months ended March 31, 2016, which we are permitted to exclude, net of tax, under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.

(f)

For covenant calculation purposes under our credit agreement, the amount which we are able to add back to Adjusted EBITDA for other business optimization costs and certain other adjusting items, including restructuring costs and product and intellectual property development costs, is limited to $10.0 million for any four consecutive quarters (with certain unused amounts carried over from the prior fiscal year).  Due to these limitations, the Adjusted EBITDA calculations presented in the table above do not reflect $0.1 million related to restructuring and other related costs and $0.6 million of product and intellectual property development costs incurred in the three months ended March 31, 2015.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. We believe that the following discussion addresses our critical accounting policies which require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016.

Recently Issued Financial Accounting Standards

Refer to Note 2–Recently Issued Accounting Pronouncements in our notes to the unaudited condensed consolidated financial statements for further details.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $9.8 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at March 31, 2016, approximately $1,250.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $332.1 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $3.3 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements for further details concerning our legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on February 26, 2016, except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the first quarter of 2016.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ending	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016	January 31, 2016	325	$19.53	—	$190,000,035
February 1, 2016	February 29, 2016	53	$19.10	—	190,000,035
March 1, 2016	March 31, 2016	18,323	$18.04	—	190,000,035
		18,701		—	$190,000,035

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

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone, an affiliate of our major stockholders, by NCR Corporation and Travelport Worldwide Limited, which may be considered the Company’s affiliates.

Item 6. Exhibits

See Exhibit Index immediately following signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: May 6, 2016	By: /s/ Peter J. Crage
Peter J. Crage
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2016	By: /s/ Marc G. Swanson
Marc G. Swanson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1†

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