Form 10-Q
period 2016-06-30
SeaWorld Entertainment, Inc.
filed 2016-08-05
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The registrant had outstanding 88,856,649 shares of Common Stock, par value $0.01 per share as of August 1, 2016.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$29,234	$18,971
Accounts receivable, net	58,116	39,538
Inventories	42,034	31,213
Prepaid expenses and other current assets	15,934	16,360
Total current assets	145,318	106,082
Property and equipment, at cost	2,788,705	2,748,161
Accumulated depreciation	(1,088,268)	(1,029,165)
Property and equipment, net	1,700,437	1,718,996
Goodwill	335,610	335,610
Trade names/trademarks, net	161,995	162,726
Other intangible assets, net	19,668	21,327
Deferred tax assets, net	36,739	23,994
Other assets	19,607	19,927
Total assets	$2,419,374	$2,388,662
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,554	$93,743
Current maturities on long-term debt	81,850	31,850
Accrued salaries, wages and benefits	11,691	12,330
Deferred revenue	152,783	79,818
Dividends payable	18,849	430
Other accrued expenses	17,651	11,143
Total current liabilities	392,378	229,314
Long-term debt, net of debt issuance costs of $11,514 and $13,333 as of June 30, 2016 and December 31, 2015, respectively	1,543,137	1,548,893
Deferred tax liabilities, net	22,562	65,689
Other liabilities	63,569	40,646
Total liabilities	2,021,646	1,884,542
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 91,792,095 and 90,320,374 shares issued at June 30, 2016 and December 31, 2015, respectively	918	903
Additional paid-in capital	616,149	624,765
Accumulated other comprehensive loss	(26,858)	(13,137)
(Accumulated deficit) retained earnings	(37,610)	46,460
Treasury stock, at cost (6,519,773 shares at June 30, 2016 and December 31, 2015)	(154,871)	(154,871)
Total stockholders’ equity	397,728	504,120
Total liabilities and stockholders’ equity	$2,419,374	$2,388,662

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Admissions	$223,979	$238,451	$360,905	$375,291
Food, merchandise and other	147,157	153,165	230,472	230,917
Total revenues	371,136	391,616	591,377	606,208
Costs and expenses:
Cost of food, merchandise and other revenues	28,913	31,112	45,914	47,015
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $526 and $259 for the three months ended June 30, 2016 and 2015, respectively, and $9,866 and $328 for the six months ended June 30, 2016 and 2015, respectively)	191,433	191,202	371,726	345,013
Selling, general and administrative (includes equity compensation of $1,935 and $1,139 for the three months ended June 30, 2016 and 2015, respectively and $22,185 and $2,923 for the six months ended June 30, 2016 and 2015, respectively)	72,032	73,320	139,386	124,398
Restructuring and other related costs	—	122	112	267
Depreciation and amortization	40,708	50,110	115,756	93,964
Total costs and expenses	333,086	345,866	672,894	610,657
Operating income (loss)	38,050	45,750	(81,517)	(4,449)
Other expense (income), net	118	209	(24)	470
Interest expense	14,579	15,732	29,160	35,910
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	20,348	—	20,348
Income (loss) before income taxes	23,353	9,461	(110,653)	(61,177)
Provision for (benefit from) income taxes	5,585	3,652	(44,372)	(23,388)
Net income (loss)	$17,768	$5,809	$(66,281)	$(37,789)
Other comprehensive income (loss):
Unrealized loss on derivatives, net of tax	(4,471)	(3,747)	(13,721)	(4,620)
Comprehensive income (loss)	$13,297	$2,062	$(80,002)	$(42,409)
Income (Loss) per share:
Net income (loss) per share, basic	$0.21	$0.07	$(0.78)	$(0.44)
Net income (loss) per share, diluted	$0.21	$0.07	$(0.78)	$(0.44)
Weighted average common shares outstanding:
Basic	85,226	86,186	84,533	86,142
Diluted	85,358	86,291	84,533	86,142
Cash dividends declared per share:
Cash dividends declared per share	$0.21	$0.21	$0.63	$0.63

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2015	90,320,374	$903	$624,765	$46,460	$(13,137)	$(154,871)	$504,120
Equity-based compensation	—	—	32,051	—	—	—	32,051
Unrealized loss on derivatives, net of tax benefit of $11,500	—	—	—	—	(13,721)	—	(13,721)
Vesting of restricted shares	1,533,015	15	(15)	—	—	—	—
Shares withheld for tax withholdings	(65,625)	—	(1,324)	—	—	—	(1,324)
Exercise of stock options	4,331	—	82	—	—	—	82
Accumulated cash dividends related to performance shares which vested during the period	—	—	(3,400)	—	—	—	(3,400)
Cash dividends declared to stockholders ($0.63 per share), net of forfeitures	—	—	(36,010)	(17,789)	—	—	(53,799)
Net loss	—	—	—	(66,281)	—	—	(66,281)
Balance at June 30, 2016	91,792,095	$918	$616,149	$(37,610)	$(26,858)	$(154,871)	$397,728

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(66,281)	$(37,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115,756	93,964
Amortization of debt issuance costs and discounts	2,668	4,013
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	20,348
Loss on sale or disposal of assets	6,719	3,744
Loss on derivatives	1	287
Deferred income tax benefit	(44,372)	(24,268)
Equity-based compensation	32,051	3,251
Changes in assets and liabilities:
Accounts receivable	(23,460)	(22,608)
Inventories	(10,821)	(5,615)
Prepaid expenses and other current assets	228	511
Accounts payable	18,179	26,780
Accrued salaries, wages and benefits	(639)	4,610
Deferred revenue	76,991	71,485
Other accrued expenses	4,301	3,057
Other assets and liabilities	416	312
Net cash provided by operating activities	111,737	142,082
Cash Flows From Investing Activities:
Capital expenditures	(103,224)	(83,534)
Change in restricted cash	198	(179)
Net cash used in investing activities	(103,026)	(83,713)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt	—	280,000
Repayment of long-term debt	(8,425)	(267,725)
Proceeds from draw on revolving credit facility	70,000	45,000
Repayment of revolving credit facility	(20,000)	(45,000)
Dividends paid to stockholders	(38,781)	(36,262)
Debt issuance costs	—	(4,571)
Redemption premium payment	—	(14,300)
Payment of tax withholdings on equity-based compensation through shares withheld	(1,324)	(836)
Exercise of stock options	82	—
Purchase of treasury stock	—	(5,650)
Net cash provided by (used in) financing activities	1,552	(49,344)
Change in Cash and Cash Equivalents	10,263	9,025
Cash and Cash Equivalents—Beginning of period	18,971	43,906
Cash and Cash Equivalents—End of period	$29,234	$52,931
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$26,375	$18,984
Dividends declared, but unpaid	$18,849	$18,391

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

Property and Equipment—Net

Property and equipment are recorded at cost.  The cost of ordinary or routine maintenance, repairs, spare parts and minor renewals is expensed as incurred. Development costs associated with new attractions and products are generally capitalized after necessary feasibility studies have been completed and final concept or contracts have been approved. The cost of assets is depreciated using the straight-line method based on the following estimated lives:

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

During the first quarter of 2016, the Company removed deep-water lifting floors from the orca habitats at each of its three SeaWorld theme parks.  As a result, during the six months ended June 30, 2016, the Company recorded approximately $33,700 of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income (loss). During the six months ended June 30, 2016, the Company also recorded approximately $6,400 in asset write-offs associated with its previously disclosed orca habitat expansion (the “Blue World Project”) as the Company made a decision to not move forward with the Blue World Project as originally designed and planned.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017 using one of two retrospective application methods with earlier adoption permitted for annual periods beginning after December 15, 2016. During 2016, the FASB issued three updates to the revenue recognition guidance (Topic 606), ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Company has not yet selected a transition method and is evaluating the accounting and disclosure requirements on its condensed consolidated financial statements but does not currently anticipate a material impact upon adoption; however, the Company is in the process of evaluating the effect this ASU will have on the classification of revenue and related disclosures.

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows (in thousands, except per share data):

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2016			2015			2016			2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic earnings (loss) per share	$17,768	85,226	$0.21	$5,809	86,186	$0.07	$(66,281)	84,533	$(0.78)	$(37,789)	86,142	$(0.44)
Effect of dilutive incentive-based awards		132			105			—			—
Diluted earnings (loss) per share	$17,768	85,358	$0.21	$5,809	86,291	$0.07	$(66,281)	84,533	$(0.78)	$(37,789)	86,142	$(0.44)

In accordance with the Earnings Per Share Topic of the Accounting Standards Codification (“ASC”), basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock). The shares of unvested restricted stock are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings (loss) per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. The Company’s outstanding performance-vesting restricted share awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings (loss) per share until the performance measure criteria is met as of the end of the reporting period.  There were approximately 3,942,000 and 1,933,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share during the three months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the Company excluded potentially dilutive shares of approximately 4,841,000 and 1,583,000, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2016 was 23.9% and 40.1%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items, primarily related to equity-based compensation.  The Company’s consolidated effective tax rate for the three and six months ended June 30, 2015 was 38.6% and 38.2%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

5. OTHER ACCRUED EXPENSES

Other accrued expenses at June 30, 2016 and December 31, 2015, consisted of the following:

	June 30,	December 31,
	2016	2015
Accrued property taxes	$7,396	$2,250
Accrued interest	648	441
Self-insurance reserve	8,981	6,973
Other	626	1,479
Total other accrued expenses	$17,651	$11,143

6. LONG-TERM DEBT

Long-term debt as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Term B-2 Loans (effective interest rate of 3.26% at June 30, 2016 and December 31, 2015)	$1,331,363	$1,338,387
Term B-3 Loans (effective interest rate of 4.33% at June 30, 2016 and December 31, 2015)	246,500	247,900
Revolving Credit Facility	65,000	15,000
Total long-term debt	1,642,863	1,601,287
Less discounts	(6,362)	(7,211)
Less debt issuance costs	(11,514)	(13,333)
Less current maturities	(81,850)	(31,850)
Total long-term debt, net	$1,543,137	$1,548,893

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying unaudited condensed consolidated balance sheets.  Unamortized debt issuance costs and discounts for the Term B-2 Loans, Term B-3 Loans and senior secured revolving credit facility (the “Revolving Credit Facility”) were $12,980, $3,042 and $1,854, respectively, at June 30, 2016.  Unamortized debt issuance costs and discounts for the Term B-2 Loans, Term B-3 Loans and Revolving Credit Facility were $14,713, $3,448 and $2,383, respectively, at December 31, 2015.

Senior Secured Credit Facilities

As of June 30, 2016, the Senior Secured Credit Facilities consisted of $1,331,363 in Term B-2 Loans and $246,500 in Term B-3 Loans, which will mature on May 14, 2020, along with a $192,500 Revolving Credit Facility, of which $65,000 was outstanding at June 30, 2016 (at an interest rate of 2.93%).  The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans.  The outstanding balance under the Revolving Credit Facility fluctuates each quarter based on working capital needs and is included in current maturities on long-term debt on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2016.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%.  The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a total net leverage ratio equal to or less than 3.25 to 1.00.  At June 30, 2016, SEA selected the LIBOR rate (interest rate of 3.00% at June 30, 2016).

Term B-3 Loans

Borrowings of Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing.  The applicable margin for the Term B-3 Loans is 2.25%, in the case of base rate loans, and 3.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. At June 30, 2016, SEA selected the LIBOR rate (interest rate of 4.00% at June 30, 2016).

Revolving Credit Facility

Borrowings of loans under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1%, and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing.  The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans.  The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings.  At June 30, 2016, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable LIBOR margin of 2.50%.  Subsequent to June 30, 2016, SEA borrowed an additional $15,000 under the Revolving Credit Facility for general working capital purposes and repaid $80,000.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

As of June 30, 2016, SEA had approximately $17,200 of outstanding letters of credit and $65,000 outstanding under the Revolving Credit Facility, leaving approximately $110,300 available for borrowing.

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

As of June 30, 2016, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.71 to 1.00, which results in the Company having a $90,000 capacity for restricted payments in 2016. During the six months ended June 30, 2016, the Company used approximately $57,000 of its available restricted payments capacity leaving an aggregate amount of approximately $33,000 for the remainder of calendar year 2016 to declare dividends or make certain other restricted payments under the Senior Secured Credit Facilities, provided that the Total Leverage Ratio does not exceed 5.00 to 1.00, measured quarterly on a Pro Forma Basis after giving effect to any such restricted payment. However, the amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter, as set forth above.

As of June 30, 2016, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

Interest Rate Swap Agreements

As of June 30, 2016, SEA has four traditional interest rate swap agreements (collectively, the “Interest Rate Swap Agreements”).  Three of the interest rate swap agreements have a combined notional amount of $1,000,000; mature on September 30, 2016; require the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; pay swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of March, June, September and December through maturity. The fourth traditional interest rate swap was executed in April 2015 to effectively fix the interest rate on $250,000 of the Term B-3 Loans and has a notional amount of $250,000; is scheduled to mature on September 30, 2016; requires the Company to pay a fixed rate of interest of 0.901% per annum; pays swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and has interest settlement dates occurring on the last day of September, December, March and June through maturity.

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

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements was $28,301 in the six months ended June 30, 2016. Cash paid for interest relating to the Senior Secured Credit Facilities, Interest Rate Swap Agreements and the then-existing Senior Notes was $35,201 in the six months ended June 30, 2015.

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

As of June 30, 2016 and December 31, 2015, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and six months ended June 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of June 30, 2016, the Company had four outstanding Interest Rate Swap Agreements with a combined notional value of $1,250,000 and five Forward Swaps with a combined notional value of $1,000,000 that were designated as cash flow hedges of interest rate risk.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2016, an immaterial loss related to the ineffective portion was recognized in other expense (income), net, on the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  During the three and six months ended June 30, 2015, a loss of $1 and $287, respectively, related to the ineffective portion was recognized in other expense (income), net, on the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $13,474 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	Liability Derivatives		Liability Derivatives
	As of June 30, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$847	Other liabilities	$1,673
Forward interest rate swaps	Other liabilities	43,932	Other liabilities	17,927
Total derivatives designated as hedging instruments		$44,779		$19,600

The unrealized loss on derivatives is recorded net of a tax benefit of $11,500 for the six months ended June 30, 2016, and is included in the unaudited condensed consolidated statement of changes in stockholders’ equity and the unaudited condensed consolidated statements of comprehensive income (loss).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships:
Loss related to effective portion of derivatives recognized in accumulated other comprehensive loss	$(8,267)	$(6,832)	$(26,888)	$(8,981)
Gain related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$834	$739	$1,667	$1,469
Loss related to ineffective portion of derivatives recognized in other expense (income), net	$—	$(1)	$(1)	$(287)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of June 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $47,809. As of June 30, 2016, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $47,809.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the six months ended June 30, 2016, net of tax:

Accumulated other comprehensive loss:	(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2015	$(13,137)
Other comprehensive loss before reclassifications	(14,628)
Amounts reclassified from accumulated other comprehensive loss to interest expense	907
Unrealized loss on derivatives, net of tax	(13,721)
Accumulated other comprehensive loss at June 30, 2016	$(26,858)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-3 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of June 30, 2016 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.  See Note 6–Long-Term Debt.

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2016.  The Company did not have any assets measured at fair value as of June 30, 2016.  The following table presents the Company’s estimated fair value measurements and related classifications as of June 30, 2016:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2016
Liabilities:
Derivative financial instruments (a)	$—	$44,779	$—	$44,779
Long-term obligations (b)	$—	$1,642,863	$—	$1,642,863

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $44,779.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $81,850 and long-term debt of $1,543,137 as of June 30, 2016.

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

9. RELATED-PARTY TRANSACTIONS

As of June 30, 2016, approximately $58,000 aggregate principal amount of Term B-2 Loans were owned by affiliates of Blackstone.  As of December 31, 2015, approximately $77,000 aggregate principal amount of Term B-2 Loans and $9,000 aggregate principal amount of Term B-3 Loans were owned by affiliates of Blackstone.  The Company makes voluntary principal repayments as well as periodic principal and interest payments on such debt in accordance with its terms.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Dividend Payments

On January 5, February 22 and June 8, 2016, the Board of Directors of the Company (the “Board”) declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 15, March 14 and June 20, 2016, respectively. In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $4,095 on January 22, April 1 and July 1, 2016 (see Note 12–Stockholders’ Equity).

10. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed a motion to dismiss the amended complaint. The Plaintiffs filed an opposition to the motion to dismiss on July 31, 2015.  The Company and the other defendants filed a reply in further support of their motion to dismiss on September 18, 2015.  On March 31, 2016, the Court granted the motion to dismiss the amended complaint, in its entirety, without prejudice.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint, which, among other things, no longer names the Company’s Board or underwriters as defendants.  On June 29, 2016, the remaining defendants filed a motion to dismiss the complaint.  Plaintiffs filed an opposition to the motion to dismiss on July 27, 2016 and defendants’ reply in further support of their motion to dismiss is due on August 10, 2016. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

The Company moved to dismiss the FAC in its entirety, and its motion was granted on December 24, 2015.  The Court granted dismissal with prejudice as to the California CLRA claim, the portion of California Unfair Competition Law claim premised on the CLRA claim, all claims for injunctive relief, and on all California claims premised solely on alleged omissions by the Company.  The Court granted leave to amend as to the remainder of the complaint.  On January 25, 2016, plaintiffs filed their Second Consolidated Amended Complaint (“SAC”).  The SAC pursues the same causes of action as the FAC, except for the California CLRA, which, as noted above, was dismissed with prejudice.  The Company filed a motion to dismiss the entirety of the SAC with prejudice on February 25, 2016.  The Court granted the Company’s motion to dismiss the entire SAC with prejudice and entered judgment for the Company on May 13, 2016.  Plaintiffs filed their notice of appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on June 10, 2016.  The Ninth Circuit briefing is scheduled to occur from September-November 2016.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On May 19, 2015, the plaintiffs filed a motion to remand.  On September 18, 2015, the Company filed a motion to dismiss the First Amended Complaint in its entirety.  The motion is fully briefed.  On September 24, 2015, the district court denied plaintiffs’ motion to remand.  On October 5, 2015, plaintiffs filed a motion for leave to file a motion for reconsideration of this order, and contemporaneously filed a petition for permission to appeal to the Ninth Circuit, which the Company opposed.  On October 14, 2015, the district court granted plaintiffs’ motion for leave.  Plaintiffs’ motion for reconsideration was fully briefed.  On January 12, 2016 the district court granted in part and denied in part the motion for reconsideration, and refused to remand the case.  On January 22, 2016, plaintiffs filed a petition for permission to appeal the January 12, 2016 order to the Ninth Circuit, which the Company opposed.  On April 7, 2016, the Ninth Circuit denied both of plaintiffs’ petitions for permission to appeal and the plaintiffs filed a motion for leave to file a Second Amended Class Action Complaint (“Second Amended Complaint”), seeking to add two additional plaintiffs and make various pleading adjustments.  The Company opposed the motion.  On August 1, 2016, the district court issued an order granting in part the Company’s motion to dismiss and granting plaintiffs leave to file an amended complaint by August 22, 2016.

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

Total equity compensation expense was $2,461 and $32,051 for the three and six months ended June 30, 2016 and includes $27,516 recorded in the first quarter related to certain of the Company’s performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which became probable of vesting during the first quarter and vested on April 1, 2016.  See 2.25x and 2.75x Performance Restricted Shares and Equity Plan Modifications section which follows for further details.  Total equity compensation expense was $1,398 and $3,251 for the three and six months ended June 30, 2015.  Equity compensation expense is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of June 30, 2016 was approximately $30,630 which is expected to be recognized over the respective service periods.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The activity related to the Company’s time-vesting and performance-vesting share awards during the six months ended June 30, 2016 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.25x Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	883,270	$18.66	415,995	$19.00	62,365	$18.88	1,370,821	$20.35	1,370,821	$10.93
Granted	527,007	$17.29	466,677	$18.17	187,578	$18.74	—	—	—	—
Vested	(162,194)	$18.51	—	—	—	—	(1,370,821)	$20.07	—	—
Forfeited	(42,983)	$17.77	(435,197)	$18.96	(30,374)	$19.39	—	—	(29,200)	$15.40
Outstanding at June 30, 2016	1,205,100	$18.10	447,475	$18.17	219,569	$18.69	—	$—	1,341,621	$8.90

The activity related to the Company’s stock option awards during the six months ended June 30, 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,274,385	$19.21
Granted	1,366,973	$18.11
Forfeited	(147,132)	$18.73
Expired	(6,552)	$18.96
Exercised	(4,331)	$18.96
Outstanding at June 30, 2016	3,483,343	$18.80	9.14	$—
Exercisable at June 30, 2016	446,972	$19.60	8.73	$—

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2016 was $3.74.  Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the six months ended June 30, 2016 were:

Risk- free interest rate	1.50%
Expected volatility (a)	35.11%
Expected dividend yield	4.64%
Expected life (in years) (b)	6.25

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

As of June 30, 2016, there were 8,784,166 shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan.

Bonus Performance Restricted Shares

As part of the Company’s annual compensation-setting process and in accordance with the Company’s Equity Award Grant Policy (the “Equity Grant Policy”), on February 22, 2016, the Company’s Compensation Committee (the “Compensation Committee”) approved an annual bonus plan (the “2016 Bonus Plan”) for the fiscal year ending December 31, 2016 (the “Fiscal 2016”) under which certain employees are eligible to receive a bonus with respect to Fiscal 2016 payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of specified performance goals with respect to Adjusted EBITDA.  Pursuant to the Equity Grant Policy, the Bonus Performance Restricted shares related to the 2016 Bonus Plan were granted on March 1, 2016.  Subsequent grants were made on July 1 and may be made on October 1, 2016 to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees.

In accordance with ASC 718, equity compensation expense is not recorded until the performance condition is probable of being achieved. Based on the Company’s progress toward the Adjusted EBITDA performance goal for Fiscal 2016, the Bonus Performance Restricted shares are not considered probable of vesting as of June 30, 2016; therefore, no equity compensation expense has been recorded related to these shares.  If the performance condition is considered probable of being achieved in a subsequent period, all equity compensation expense that would have been recorded over the requisite service period had the condition been considered probable from inception, will be recorded as a cumulative catch-up at such subsequent date.  Total unrecognized equity compensation expense related to the Bonus Performance Restricted shares not considered probable of vesting was approximately $8,200 as of June 30, 2016.

Long-Term Incentive Awards

As part of the Company’s annual compensation-setting process and in accordance with the Equity Grant Policy, on February 22, 2016, the Compensation Committee approved a long-term incentive plan grant (the “2016 Long-Term Incentive Grant”) for Fiscal 2016 comprised of nonqualified stock options (“Long-Term Incentive Options”), time-vesting restricted shares (“Long-Term Incentive Time Restricted shares”) and performance-vesting restricted shares (“Long-Term Incentive Performance Restricted shares”) to certain members of the Company’s management and executive officers (collectively, “Long-Term Incentive Awards”).  Pursuant to the Equity Grant Policy, the Long-Term Incentive Awards related to the 2016 Long-Term Incentive Grant were granted on March 1, 2016.  Long-Term Incentive Awards were also granted in 2015 with similar terms (the “2015 Long-Term Incentive Plan”).  Subsequent grants were made on July 1 and may be made on October 1, 2016 to newly hired employees based on their hire date and/or to certain promoted management and executive officers.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Long-Term Incentive Performance Restricted Shares

The Long-Term Incentive Performance Restricted shares vest following the end of a three-year performance period beginning on January 1 of the fiscal year in which the award was granted and ending on December 31 of the third fiscal year based upon the Company’s achievement of certain performance goals with respect to Adjusted EBITDA for each fiscal year performance period. The total number of shares eligible to vest is based on the level of achievement of the Adjusted EBITDA target for each fiscal year in the performance period which ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target, and maximum levels, the resulting vesting percentage is adjusted on a linear basis. Total shares earned (approximately 33% are eligible to be earned per year), based on the actual performance percentage for each performance year, will vest on the date the Company’s Compensation Committee determines the actual performance percentage for the third fiscal year (“Determination Date”) in the performance period if the employee has not terminated prior to the last day of such fiscal year. Additionally, all unearned shares will forfeit immediately as of the Determination Date.  The Adjusted EBITDA target for each fiscal year is set in the first quarter of each respective year, at which time the grant date and the grant-date fair value for accounting purposes related to that performance year is established based on the closing price of the Company’s stock on such date plus any accumulated dividends earned since the date of the initial award.  Equity compensation expense is recognized ratably for each fiscal year, if the performance condition is probable of being achieved, beginning on the date of grant and through December 31 of the third fiscal year in the performance period.

As of June 30, 2016, the Company had awarded 371,548 Long-Term Incentive Performance Restricted shares, net of forfeitures, under the 2016 Long-Term Incentive Plan which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined, with approximately one-third related to each respective performance period (Fiscal 2016, Fiscal 2017 and Fiscal 2018).  For accounting purposes, the performance goals for the respective performance periods must be established for a grant date to be determined.  As such, since the performance goal for Fiscal 2016 was established as of the award date, for accounting purposes, 123,837 of the Long-Term Incentive Performance Restricted shares under the 2016 Long-Term Incentive Plan have a grant date in 2016 and grant-date fair value determined using the closing price of the Company’s common stock on the date of grant.  The performance targets for the subsequent performance periods, Fiscal 2017 and Fiscal 2018,  have not yet been set and will be determined by the Compensation Committee during the first quarter of each respective fiscal year, at which time, for accounting purposes, the grant date and respective grant-date fair value will be determined for those related shares.

As of June 30, 2016, the Company had awarded 143,625 Long-Term Incentive Performance Restricted shares, net of forfeitures, under its 2015 Long-Term Incentive Plan which represented the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined under the 2015 Long-Term Incentive Plan (Fiscal 2015, Fiscal 2016 and Fiscal 2017).  Of these Long-Term Incentive Performance Restricted Shares, 47,866, net of forfeitures, relate to the Fiscal 2015 performance period and were considered granted for accounting purposes in 2015.  As the Fiscal 2016 performance target was established during the first quarter of 2016, 47,866 Long-Term Incentive Performance Restricted shares, net of forfeitures, were considered granted for accounting purposes during the six months ended June 30, 2016 and the grant-date fair value was determined using the close price on the date the performance target was established plus accumulated dividends earned since the date of the initial award.

As the Long-Term Incentive Performance Restricted shares have both a service and a performance condition, the requisite service period over which equity compensation expense is recognized once the performance condition is probable of achievement begins on the date of grant and extends through December 31 of the third fiscal year in the respective performance period (Fiscal 2017 under the 2015 Long-Term Incentive Plan and Fiscal 2018 under the 2016 Long-Term Incentive Plan).  Based on the Company’s progress toward the Adjusted EBITDA performance goal for Fiscal 2016, the target performance level for Fiscal 2016 is not considered probable; as such all 171,703 Long-Term Incentive Performance Restricted shares granted in Fiscal 2016, net of forfeitures, under both the 2015 and the 2016 Long-Term Incentive Plan are not considered probable of vesting as of June 30, 2016. Total unrecognized equity compensation expense related to the Fiscal 2015 performance period expected to be recognized over the remaining vesting term was approximately $156 as of June 30, 2016.  Unrecognized equity compensation expense related to the maximum performance level for the Fiscal 2016 performance period on shares not probable of vesting is $2,900 as of June 30, 2016.  Total unrecognized equity compensation expense related to the subsequent performance periods have not been determined as the grant date and grant-date fair value for these awards have not yet occurred for accounting purposes, as such no expense has been recorded related to the subsequent performance periods.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Other

2.25x and 2.75x Performance Restricted Shares and Equity Plan Modifications

The Company has awarded under both its Omnibus Incentive Plan and its previous incentive plan (the “Pre-IPO Incentive Plan”) certain performance-vesting restricted shares (the “2.25x and 2.75x Performance Restricted shares”).  During the six months ended June 30, 2016, conditions for eligibility on 361,906 2.25x and 2.75x Performance Restricted shares were modified to allow those participants holding such shares who were separating from the Company to vest in their respective shares if the performance conditions are achieved after their employment ends with the Company, subject to their continued compliance with applicable post-termination restrictive covenants.  As the 2.25x and 2.75x Performance Restricted shares were not considered probable of vesting before the modifications, the Company used the respective modification date fair value to calculate any related equity compensation expense.

Based on cash proceeds previously received by certain investment funds affiliated with Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock, the Company’s repurchases of shares and the cumulative dividends paid by the Company through April 1, 2016, the vesting conditions on the Company’s previously outstanding 2.25x Performance Restricted shares were satisfied with the Company’s dividend payment to such investment funds affiliated with Blackstone on April 1, 2016. Accordingly, during the three months ended March 31, 2016, upon declaration of the dividend, the 2.25x Performance Restricted shares were considered probable of vesting and all of the related equity compensation expense and accumulated dividends were recognized in the accompanying unaudited condensed consolidated financial statements.  On April 1, 2016, upon payment of the dividend to such investment funds affiliated with Blackstone, all previously outstanding 1,370,821 2.25x Performance Restricted shares vested and the related accumulated dividends of $3,400 were paid.

The 2.75x Performance Restricted shares will vest if the employee is employed by the Company when and if such investment funds affiliated with Blackstone receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 15% annualized effective compounded return rate on such funds’ investment and (y) a 2.75x multiple on such funds’ investment. As receipt of these future cash proceeds will be primarily related to a liquidity event, such as secondary offerings of stock or additional dividends paid to such funds, the 2.75x Performance Restricted shares are not considered probable of vesting until such events are consummated.  The additional future cash proceeds necessary to trigger the vesting of the 2.75x Performance Restricted shares under the terms of the original award is approximately $422,000 as of June 30, 2016. Total unrecognized equity compensation expense as of June 30, 2016, was approximately $11,900 for the 2.75x Performance Restricted shares. No equity compensation expense has been recorded during the three and six months ended June 30, 2016 and 2015 related to the 2.75x Performance Restricted shares as their vesting was not considered probable as of June 30, 2016.

Other Grants

In accordance with the Company’s Second Amended and Restated Outside Director Compensation Policy, on June 15, 2016, 53,333 time-vesting restricted shares were granted to the non-employee directors of the Company’s Board of which 7,619 of these shares represented the grant of an initial award, which vests ratably over three years from the date of grant, subject to the outside director’s continued service on the Board through such vesting date and 45,714 of these shares vest 100% on the day before the next Annual Stockholders Meeting, subject to the outside director’s continued service on the Board through such vesting date.

12. STOCKHOLDERS’ EQUITY

As of June 30, 2016, 91,792,095 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 3,509,369 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company.

Dividends

The Board has adopted a policy to pay, subject to legally available funds, regular quarterly dividends.  The payment and timing of cash dividends is within the discretion of the Board and depends on many factors, including, but not limited to, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in its debt agreements and in any preferred stock, business prospects and other factors that the Board may deem relevant.  See Note 6–Long-Term Debt for further details on debt covenants that could restrict the Company’s ability to make certain restricted payments, including dividend payments.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

During the six months ended June 30, 2016, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
January 15, 2016	January 22, 2016	$0.21
March 14, 2016 (a)	April 1, 2016	$0.21
June 20, 2016 (a)	July 1, 2016	$0.21
(a)

As the Company had an accumulated deficit at the time these dividends were declared, these dividends were accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity.

Dividends paid to common stockholders were $38,781 in the six months ended June 30, 2016.  The Company expects that for tax purposes, a portion of these dividends, if not all, will be treated as a return of capital to stockholders.  Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

As of June 30, 2016, the Company had $18,849 of cash dividends recorded as dividends payable in the unaudited condensed consolidated balance sheet, of which approximately $17,900 was paid on July 1, 2016. The remainder relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares carry dividend rights and therefore the dividends will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.

On April 1, 2016, the Company’s 2.25x Performance Restricted shares held by certain participants in the Company’s Omnibus Incentive Plan and Pre-IPO Incentive Plan vested and accumulated dividends were paid (see Note 11–Equity-Based Compensation for further details).  Accumulated dividends on the 2.75x Performance Restricted shares are approximately $3,600 and will be paid only if and to the extent these 2.75x Performance Restricted shares vest in accordance with their terms.  Accumulated dividends on the Bonus Performance Restricted shares were approximately $188 and will be paid only if these shares vest in accordance with their terms. Accumulated dividends on the Long-Term Incentive Performance Restricted shares were approximately $173, of which approximately $56 was recorded related to the portion of the shares considered probable of vesting.  The remainder will be paid only if the respective shares vest in accordance with their terms.  The Company does not record a dividend payable when the performance conditions on the related unvested shares are not considered probable of being achieved.

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

The Company has remaining authorization for up to $190,000 for future repurchases under the Share Repurchase Program as of June 30, 2016.  There were no share repurchases during the three and six months ended June 30, 2016.

All of the repurchased shares from the Share Repurchase Program and shares repurchased directly from the selling stockholders concurrently with the previous secondary offerings were recorded as treasury stock at a total cost of $154,871 as of June 30, 2016 and December 31, 2015 and are reflected as a reduction to stockholders’ equity on the accompanying unaudited condensed consolidated balance sheets.

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

During the three months ended June 30, 2016, we hosted approximately 6.0 million guests in our theme parks, including approximately 0.7 million international guests, generated total revenues of $371.1 million and net income of $17.8 million.  During the six months ended June 30, 2016, we hosted approximately 9.3 million guests in our theme parks, including approximately 1.2 million international guests, generated total revenues of $591.4 million and incurred a net loss of $66.3 million.

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

In March 2016, we converted Aquatica San Antonio into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.  Prior to 2016, Aquatica San Antonio was only accessible to SeaWorld San Antonio guests for an additional fee. This separate gate has provided incremental attendance; however, we have also seen a shift in guests from SeaWorld San Antonio to Aquatica San Antonio. On a net basis, our Texas park locations increased by 154,000 guests for the six months ended June 30, 2016 and 79,000 guests for the second quarter of 2016 when compared to the prior year periods.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 60% and 61% of our total revenue for the three and six months ended June 30, 2016, respectively. For the three months ended June 30, 2016, we reported $37.43 in admission per capita, representing an increase of 1.7% from the three months ended June 30, 2015. For the six months ended June 30, 2016, we reported $38.89 in admission per capita, representing an increase of 0.4% from the six months ended June 30, 2015.  Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day or annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the three and six months ended June 30, 2016, food, merchandise and other revenue accounted for approximately 40% and 39% of our total revenue, respectively.  For the three months ended June 30, 2016, we reported $24.59 of in-park per capita spending, an increase of 4.0% from the three months ended June 30, 2015.  For the six months ended June 30, 2016, we reported $24.83 of in-park per capita spending, an increase of 4.2% from the six months ended June 30, 2015.  In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, passholders, domestic or international guests) and the mix of in-park spending.

Trends Affecting Our Results of Operations

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation.  Adverse publicity concerning our business generally could harm our brands, reputation and results of operations.  The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity.  Our SeaWorld-branded parks have been the target of negative media attention concerning the killer whales – or orcas – in our care, particularly in the state of California, and we believe we experienced demand pressures in 2014 and 2015 in California, due to such media attention.  We introduced a number of initiatives, including new marketing and reputation campaigns to address public perceptions, share facts and correct misinformation.  We believe our efforts have had a positive impact on public perceptions and on our reputation as we have seen improvement in our attendance trends in California in 2016.

On March 17, 2016, we announced that we have ended all orca breeding and the orcas currently in our care will be the last generation of orcas at SeaWorld (the “Orca Announcement”).  We also announced that we will introduce new, inspiring, natural orca encounters and phase out our current theatrical shows, as part of our ongoing commitment to education, marine science research, and rescue of marine animals. These programs will focus on orca enrichment, exercise, and overall health. This change will start in our SeaWorld San Diego park in 2017, and will be at all three SeaWorld parks by 2019.  In conjunction with the Orca Announcement, the orca habitat expansion we previously disclosed (the “Blue World Project”), as originally designed and planned, will not move forward and we will spend significantly less capital than the originally proposed Blue World Project.  The “new” SeaWorld will maintain our unique value proposition of providing experiences that matter, and inspiring guests to protect animals and the wild wonders of our world.  We have implemented an integrated marketing plan designed to attract new and repeat guests to the “new” SeaWorld with its unique blend of compelling animal experiences and new rides and attractions for the whole family.

Attendance declined in the first half of 2016 by 411,000 guests, or 4.2%, primarily due to weakness at our Florida park locations.  Excluding Florida, total attendance at all other park locations increased by 67,000 guests.  The weakness in Florida can be attributed to the following factors: (i) a decline in international attendance, particularly from the Latin America market which decreased by approximately 235,000 guests, or 39%, when compared to the prior year period; (ii) an overall softness in demand in the Orlando market as evidenced by a decline in local and passholder attendance at our Orlando parks in the first half of 2016 and reduced hotel occupancy at Orlando-area hotels in the latter half of June; and (iii) adverse weather impacts due to Tropical Storm Colin in June.  We believe the decline in passholder attendance for SeaWorld Orlando results from less discounting on season pass products for 2016 when compared to the first half of 2015.  To address this issue, we introduced strategic season pass promotions along with other ticket offers and have kicked off a new summer event at SeaWorld Orlando to help drive demand for this park for the third quarter.  In addition, two highly anticipated new attractions, Mako and Cobra’s Curse, opened in mid-June.  On a company-wide basis, we are expanding on our fall and holiday special events and will be introducing an aggressive season pass promotion starting in the fourth quarter.

We believe the decline in international attendance results from the strengthening of the U.S. dollar against a variety of foreign currencies.  Our internal indicators show the majority of the international shortfall is coming from Brazil, which is currently facing political instability and an economic recession.  The decline from Latin America that we experienced in the first quarter of 2016 accelerated during the second quarter of 2016.  Fluctuations in foreign currency exchange rates impact our business due to the effect a strong dollar has on international tourist spending. To manage this impact going forward, we have modified our international marketing to reflect more appropriate ticket offers in light of the foreign currency exchange rate pressures and we have also shifted portions of our marketing spend from Latin America to domestic markets. The June announcement of the Referendum of the United Kingdom's Membership of the European Union (referred to as Brexit) has introduced additional volatility and uncertainty in global stock markets and currency exchange rates which could also have an impact on our future international attendance from the United Kingdom in particular.  Historically, attendance from the United Kingdom represents approximately 5% of our total annual attendance.

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

On October 8, 2015, the California Coastal Commission approved the Blue World Project in San Diego, but attached certain conditions to its approval. Those conditions included, among other things, a prohibition against breeding orcas or transporting orcas to or from the habitat. On December 29, 2015, we filed a lawsuit against the California Coastal Commission on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over orcas, which are regulated under federal law.  As a result of the Orca Announcement, on April 18, 2016, we sent a letter to the California Coastal Commission requesting to formally withdraw our coastal development permit application for the Blue World Project habitat and discuss dismissal of the pending litigation since our legal challenge to the proposed conditions is no longer warranted. On July 27, 2016, we filed a request for dismissal to dismiss our lawsuit against the California Coastal Commission.

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

On February 8, 2016, the San Diego City Council decided to put a proposal on the June 7, 2016 primary ballot for voters to decide whether the city of San Diego should have a higher minimum wage than the $10 per hour required by the State of California. The proposal was approved by San Diego voters and, beginning on July 11, 2016, the city’s minimum wage was increased to $10.50 and will be increased again to $11.50 on January 1, 2017. Two years later in January 2019, annual increases to the San Diego minimum wage based on the consumer price index will start to be implemented. For a discussion of certain risks associated with the San Diego minimum wage increases, see “Risk Factors” in our Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

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

Costs and Expenses

The principal costs of our operations are employee salaries and benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include minimum wage legislation, competitive wage pressures, commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels. A large portion of our expenses is relatively fixed because the costs for full-time employees, advertising, maintenance, animal care, utilities and insurance do not vary significantly with attendance.  For factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

During the first quarter of 2016, we removed deep-water lifting floors from the orca habitats at each of our three SeaWorld-branded theme parks.  The deep-water lifting floors were intended as another safety tool for conducting in-water training in the deeper pools. The lifting floors located in the medical pools, where our orca in-water training currently takes place, were not affected. That training will continue as an essential part of our overall safety program.  Having safely and successfully conducted in-water training in the medical pools for almost 4 years, our safety and zoological professionals determined that the deep-water lifting floors in the deeper pools were no longer needed. This change provides more space for the animals, and increases the time that the deep-water pool is available by eliminating downtime for maintenance and cleaning. As a result, during the first quarter of 2016, we recorded $33.7 million of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statement of comprehensive income (loss) for the six months ended June 30, 2016.  During the six months ended June 30, 2016, we also recorded approximately $6.4 million in asset write-offs associated with the Blue World Project.

On February 22, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on March 14, 2016, which was paid on April 1, 2016.  Based on this dividend payment, certain performance-vesting restricted shares (the “2.25x Performance Restricted shares”) held by some of our equity plan participants vested on April 1, 2016.  During the six months ended June 30, 2016, we recognized $27.5 million of equity compensation expense and recorded approximately $3.4 million of accumulated dividends related to these 2.25x Performance Restricted shares.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended June 30, 2016 and 2015. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table presents key operating and financial information for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended
	June 30,		Variance
	2016	2015	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$223,979	$238,451	$(14,472)	(6.1%)
Food, merchandise and other	147,157	153,165	(6,008)	(3.9%)
Total revenues	371,136	391,616	(20,480)	(5.2%)
Costs and expenses:
Cost of food, merchandise and other revenues	28,913	31,112	(2,199)	(7.1%)
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $526 and $259 for the three months ended June 30, 2016 and 2015, respectively)	191,433	191,202	231	0.1%
Selling, general and administrative (includes equity compensation of $1,935 and $1,139 for the three months ended June 30, 2016 and 2015, respectively)	72,032	73,320	(1,288)	(1.8%)
Restructuring and other related costs	—	122	(122)	(100.0%)
Depreciation and amortization	40,708	50,110	(9,402)	(18.8%)
Total costs and expenses	333,086	345,866	(12,780)	(3.7%)
Operating income	38,050	45,750	(7,700)	(16.8%)
Other expense, net	118	209	(91)	(43.5%)
Interest expense	14,579	15,732	(1,153)	(7.3%)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	20,348	(20,348)	(100.0%)
Income before income taxes	23,353	9,461	13,892	146.8%
Provision for income taxes	5,585	3,652	1,933	52.9%
Net income	$17,768	$5,809	$11,959	205.9%
Other data:
Attendance	5,984	6,478	(494)	(7.6%)
Total revenue per capita	$62.02	$60.45	$1.57	2.6%

NM-Not meaningful.

Admissions revenue. Admissions revenue for the three months ended June 30, 2016 decreased $14.5 million, or 6.1%, to $224.0 million as compared to $238.5 million for the three months ended June 30, 2015. The decrease in admissions revenue was primarily a result of a decline in attendance of 494,000 guests, or 7.6%, offset slightly by an increase of 1.7% in admissions per capita when compared to the second quarter of 2015.  The decrease in attendance results primarily from a decline at our Florida park locations.  Second quarter attendance was also negatively impacted, as expected, by the earlier timing of Easter and the later timing of Memorial Day in 2016 which reduced operating days for our seasonal parks.  The decrease in attendance at our Florida park locations can be attributed to the following factors: (i) a decline in international attendance, particularly from the Latin America market which decreased by approximately 127,000 guests, or 47%, compared to the second quarter of 2015; (ii) an overall softness in demand in the Orlando market as evidenced by a decline in local attendance at our Orlando parks in the second quarter and reduced hotel occupancy at Orlando-area hotels in the latter half of June; and (iii) adverse weather impacts due to the effects of Tropical Storm Colin in June.  Excluding Florida, total attendance at all other park locations decreased by 202,000 guests due almost entirely to a decline at our Virginia park locations, which are seasonal parks, resulting from the calendar shift mentioned above.  Admission per capita increased by 1.7% to $37.43 for the second quarter of 2016 compared to $36.81 in the prior year quarter.  The improvement results from price increases along with additional admissions revenue from barter transactions, which are offset in expenses, and was largely offset by the impact of an unfavorable park attendance mix and fewer international guests compared to the second quarter of 2015.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2016 decreased by $6.0 million, or 3.9%, to $147.2 million as compared to $153.2 million for the three months ended June 30, 2015. The decrease relates to the decline in attendance and was offset by a 4.0% increase in in-park per capita spending to $24.59 in the second quarter of 2016 compared to $23.64 in the second quarter of 2015.  In-park per capita spending improved primarily due to increased sales of in-park products, such as all day dining packages and front of the line “Quick Queue” access.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2016 decreased $2.2 million, or 7.1%, to $28.9 million as compared to $31.1 million for the three months ended June 30, 2015.  These costs represent 19.6% and 20.3% of the related revenue earned for the three months ended June 30, 2016 and 2015, respectively.  The decrease as a percentage of revenue relates to ongoing cost savings initiatives.

Operating expenses. Operating expenses for the three months ended June 30, 2016 increased $0.2 million, or 0.1%, to $191.4 million as compared to $191.2 million for the three months ended June 30, 2015.  The increase primarily relates to an increase in other direct labor and benefit costs resulting from wage and merit increases largely offset by the impact of a decline in volume during the period.  Operating expenses were 51.6% of total revenues for the three months ended June 30, 2016 compared to 48.8% for the three months ended June 30, 2015.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2016 decreased $1.3 million, or 1.8%, to $72.0 million as compared to $73.3 million for the three months ended June 30, 2015.  The decrease primarily relates to reductions in marketing and reputation costs largely offset by an increase in barter expense.  As a percentage of total revenue, selling, general and administrative expenses were 19.4% in the three months ended June 30, 2016 compared to 18.7% in the three months ended June 30, 2015.

Restructuring and other related costs. Restructuring and other related costs for the three months ended June 30, 2015 represent salaries and severance for individuals with continuing service obligations, which were impacted by the restructuring program announced in December 2014.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2016 decreased $9.4 million, or 18.8%, to $40.7 million as compared to $50.1 million for the three months ended June 30, 2015. The decrease in depreciation and amortization expense is primarily a result of the impact of fully depreciated assets and asset retirements partially offset by new asset additions.

Interest expense. Interest expense for the three months ended June 30, 2016 decreased $1.2 million, or 7.3%, to $14.6 million as compared to $15.7 million for the three months ended June 30, 2015 due to the redemption of the 11.0% Senior Notes in April 2015 which were replaced with new Term B-3 loans at a lower interest rate (effective rate of 4.33% as of June 30, 2016).  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Provision for income taxes. The Company reported a provision for income taxes in the three months ended June 30, 2016 of $5.6 million compared to a provision of $3.7 million for the three months ended June 30, 2015.  The increase primarily resulted from a larger decrease in the year to date pretax loss between the first and second quarter of 2016 compared to the change in the year to date pretax loss between the first and second quarter of 2015 as well as an increase in the estimated state annual effective tax rate and other permanent items, offset in part by the impact of various permanent items primarily related to equity-based compensation.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table presents key operating and financial information for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30,		Variance
	2016	2015	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$360,905	$375,291	$(14,386)	(3.8%)
Food, merchandise and other	230,472	230,917	(445)	(0.2%)
Total revenues	591,377	606,208	(14,831)	(2.4%)
Costs and expenses:
Cost of food, merchandise and other revenues	45,914	47,015	(1,101)	(2.3%)
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $9,866 and $328 for the six months ended June 30, 2016 and 2015, respectively)	371,726	345,013	26,713	7.7%
Selling, general and administrative (includes equity compensation of $22,185 and $2,923 for the six months ended June 30, 2016 and 2015, respectively)	139,386	124,398	14,988	12.0%
Restructuring and other related costs	112	267	(155)	(58.1%)
Depreciation and amortization	115,756	93,964	21,792	23.2%
Total costs and expenses	672,894	610,657	62,237	10.2%
Operating loss	(81,517)	(4,449)	(77,068)	NM
Other (income) expense, net	(24)	470	(494)	(105.1%)
Interest expense	29,160	35,910	(6,750)	(18.8%)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	20,348	(20,348)	(100.0%)
Loss before income taxes	(110,653)	(61,177)	(49,476)	(80.9%)
Benefit from income taxes	(44,372)	(23,388)	(20,984)	(89.7%)
Net loss	$(66,281)	$(37,789)	$(28,492)	(75.4%)
Other data:
Attendance	9,281	9,692	(411)	(4.2%)
Total revenue per capita	$63.72	$62.55	$1.17	1.9%

NM-Not meaningful.

Admissions revenue. Admissions revenue for the six months ended June 30, 2016 decreased $14.4 million, or 3.8%, to $360.9 million as compared to $375.3 million for the six months ended June 30, 2015. The decrease in admissions revenue was primarily a result of a decline in attendance of 4.2%, slightly offset by an increase of 0.4% in admissions per capita when compared to the first half of 2015.  Attendance declined in the first half of 2016 primarily due to weakness at our Florida park locations.  Excluding Florida, total attendance at all other park locations increased by 67,000 guests.  The weakness in Florida can be attributed to the following factors: (i) a decline in international attendance, particularly from Latin America which decreased by approximately 235,000 guests, or 39%, when compared to the prior year period; (ii) an overall softness in demand in the Orlando market as evidenced by a decline in local and passholder attendance at our Orlando parks in the first half of 2016 and reduced hotel occupancy at Orlando-area hotels in the latter half of June; and (iii) adverse weather impacts due to Tropical Storm Colin in June.  We believe the decline in passholder attendance for SeaWorld Orlando results from less discounting on season pass products for 2016 when compared to the first half of 2015.  Admission per capita increased by 0.4% to $38.89 in the six months ended June 30, 2016 compared to $38.72 in the six months ended June 30, 2015.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2016 decreased $0.4 million, or 0.2%, to $230.5 million as compared to $230.9 million for the six months ended June 30, 2015. This decrease results from the decline in attendance largely offset by a 4.2% increase in in-park per capita spending to $24.83 in the six months ended June 30, 2016 compared to $23.83 in the six months ended June 30, 2015. In-park per capita spending improved primarily due to increased sales of in-park products, such as all day dining packages and front of the line “Quick Queue” access.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2016 decreased $1.1 million, or 2.3%, to $45.9 million as compared to $47.0 million for the six months ended June 30, 2015.  These costs represent 19.9% and 20.4% of the related revenue earned for the six months ended June 30, 2016 and 2015, respectively.

Operating expenses. Operating expenses for the six months ended June 30, 2016 increased $26.7 million, or 7.7%, to $371.7 million as compared to $345.0 million for the six months ended June 30, 2015, primarily related to an increase in equity compensation expense, an increase in other direct labor and benefit costs and an increase in asset write-offs largely related to $6.4 million associated with the Blue World Project.  The additional equity compensation expense relates to an incremental $9.0 million associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).  The increase in other direct labor and benefit costs resulted from wage and merit increases offset by the impact of a decline in volume during the period.  Operating expenses were 62.9% of total revenues for the six months ended June 30, 2016 compared to 56.9% for the six months ended June 30, 2015.

Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2016 increased $15.0 million, or 12.0%, to $139.4 million as compared to $124.4 million for the six months ended June 30, 2015.  The increase primarily relates to an increase of $19.3 million in equity compensation expense primarily related to the 2.25x Performance Restricted shares which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).  Excluding equity compensation expenses, selling, general and administrative expenses decreased by a net of $4.3 million, which primarily related to a reduction in marketing and reputation costs, partially offset by an increase in barter expenses. As a percentage of total revenue, selling, general and administrative expenses were 23.6% in the six months ended June 30, 2016 compared to 20.5% in the six months ended June 30, 2015.

Restructuring and other related costs. Restructuring and other related costs for the six months ended June 30, 2016 represent severance associated with certain positions that were eliminated in the first quarter of 2016.  Restructuring and other related costs for the six months ended June 30, 2015 represent salaries and severance for individuals with continuing service obligations, which were impacted by the restructuring program announced in December 2014.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2016 increased $21.8 million, or 23.2%, to $115.8 million as compared to $94.0 million for the six months ended June 30, 2015. The increase in depreciation and amortization expense is primarily a result of $33.7 million in accelerated depreciation incurred in the first quarter of 2016 due to the disposal of deep-water lifting floors from our orca habitats along with new asset additions, partially offset by fully depreciated assets and asset retirements.

Interest expense. Interest expense for the six months ended June 30, 2016 decreased $6.8 million, or 18.8%, to $29.2 million as compared to $35.9 million for the six months ended June 30, 2015 due to the redemption of the 11.0% Senior Notes in April 2015 which were replaced with new Term B-3 loans at a lower interest rate (effective rate of 4.33% as of June 30, 2016).  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Benefit from income taxes. The Company reported a benefit from income taxes in the six months ended June 30, 2016 of $44.4 million compared to a benefit of $23.4 million for the six months ended June 30, 2015.  The increase primarily resulted from a higher pretax loss in the first half of 2016 compared to the first half of 2015 as well as an increase in the estimated annual effective tax rate due to a significant decrease in projected annual pretax income year over year, permanent items and an increase in projected annual state tax expense. The impact of the increase to the annual effective tax rate is partially offset by certain permanent items related to equity-based compensation.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), common stock dividends and share repurchases. As of June 30, 2016, we had a working capital deficit of approximately $247.1 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major stockholders, including Blackstone and its affiliates, may from time to time repurchase our outstanding equity and/or debt securities, including our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Senior Secured Credit Facilities, defined below. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount among current or future syndicate members, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

Dividends

The Board has adopted a policy to pay, subject to legally available funds, a regular quarterly dividend.  Dividends paid to stockholders were $38.8 million in the six months ended June 30, 2016, related primarily to dividend declarations to stockholders of record as of January 15 and March 14, 2016.  On July 1, 2016, an additional $17.9 million in dividends were paid primarily related to a dividend declaration to stockholders of record as of June 20, 2016.  The amount and timing of any future dividends payable on our common stock is within the sole discretion of the Board. The Company expects that for tax purposes, a portion of the dividends, if not all, paid in 2016 will be treated as a return of capital to stockholders.

Due to the March 14, 2016 dividend declaration, certain performance-vesting restricted shares (the “2.25x Performance Restricted shares”) held by some of our equity plan participants vested on April 1, 2016.  We recognized $27.5 million of equity compensation expense and recorded and paid approximately $3.4 million of accumulated dividends related to these 2.25x Performance Restricted shares during the six months ended June 30, 2016.

Approximately $0.9 million of dividends declared through June 30, 2016 relate to unvested time restricted shares and unvested performance-vesting restricted shares with a performance condition considered probable of being achieved and will be paid if the awards vest in accordance with their terms.  Accumulated dividends on certain performance-vesting restricted share awards that are not considered probable of vesting as of June 30, 2016 were approximately $3.9 million and will be paid only if and to the extent the shares vest in accordance with their terms.

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

Pursuant to the Share Repurchase Program, we have approximately up to $190.0 million authorized and available for future repurchases as of June 30, 2016. There were no share repurchases during the three and six months ended June 30, 2016.  See Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$111,737	$142,082
Net cash used in investing activities	(103,026)	(83,713)
Net cash provided by (used in) financing activities	1,552	(49,344)
Net increase in cash and cash equivalents	$10,263	$9,025

Cash Flows from Operating Activities

Net cash provided by operating activities was $111.7 million during the six months ended June 30, 2016 as compared to $142.1 million during the six months ended June 30, 2015.  The change in net cash provided by operating activities was primarily impacted by a decline in revenue along with an increase in operating expenses, primarily direct labor and benefit costs.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the six months ended June 30, 2016 consisted primarily of capital expenditures of $103.2 million largely related to future attractions.

Net cash used in investing activities during the six months ended June 30, 2015 consisted primarily of $83.5 million of capital expenditures largely related to attractions that opened later in 2015.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2016 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2016 was primarily attributable to a net of $50.0 million in proceeds from borrowings on our revolving credit facility, offset by $38.8 million in cash dividends paid to common stockholders and $8.4 million paid on our Term B-2 and Term B-3 Loans under the Senior Secured Credit Facilities, as defined below. Subsequent to June 30, 2016, we repaid a net of $65.0 million under the Revolving Credit Facility.

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

As of June 30, 2016, our Senior Secured Credit Facilities consisted of a $1,331.4 million senior secured term loan facility (the “Term B-2 Loans”), and $246.5 million in additional term loans (the “Term B-3 Loans”) which will mature on May 14, 2020 along with a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), of which $65.0 million was outstanding as of June 30, 2016.  The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of June 30, 2016, SEA had approximately $17.2 million of outstanding letters of credit and $65.0 million outstanding under the Revolving Credit Facility, leaving approximately $110.3 million available for borrowing. The outstanding balance under the Revolving Credit Facility fluctuates each quarter based on working capital needs and is included in current maturities on long-term debt on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2016. Subsequent to June 30, 2016, SEA borrowed an additional $15.0 million under the Revolving Credit Facility for general working capital purposes and repaid $80.0 million.

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

Under the credit agreement governing the Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on covenant Adjusted EBITDA.  Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”).  See further discussion in Adjusted EBITDA section which follows.

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

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of June 30, 2016, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.71 to 1.00, which results in a $90.0 million capacity for restricted payments in the year ending December 31, 2016. During the six months ended June 30, 2016, we have used approximately $57.0 million of our available restricted payments capacity. As a result, we currently have the ability to declare dividends or make certain other restricted payments in an aggregate amount of up to approximately $33.0 million for the remainder of calendar year 2016, provided that the Total Leverage Ratio does not exceed 5.00 to 1.00, measured quarterly on a Pro Forma Basis after giving effect to any such restricted payment. However, the amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements.

As of June 30, 2016, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, analysts and rating agencies have historically used EBITDA related measures in our industry, such as Adjusted EBITDA, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate a company’s ability to meet its debt service requirements.  The presentation of Adjusted EBITDA also provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Senior Secured Credit Facilities.

Adjusted EBITDA is not a recognized term under GAAP, and should not be considered in isolation or as a substitute for a measure of our financial performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate our financial performance or liquidity. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation.

The following table reconciles Adjusted EBITDA to net income (loss) for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited, in thousands)
Net income (loss)	$17,768	$5,809	$(66,281)	$(37,789)
Provision for (benefit from) income taxes	5,585	3,652	(44,372)	(23,388)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	20,348	—	20,348
Interest expense	14,579	15,732	29,160	35,910
Depreciation and amortization	40,708	50,110	115,756	93,964
Equity-based compensation expense (b)	2,461	1,398	32,051	3,251
Other non-cash expenses (c)	140	3,120	6,644	4,030
Other business optimization costs (d)	961	—	1,836	—
Other adjusting items (e)	1,419	—	2,822	—
Other items (f)	170	—	233	—
Adjusted EBITDA(g)	$83,791	$100,169	$77,849	$96,326
(a)

Reflects a $14.3 million premium paid for the early redemption in April 2015 of $260.0 million of our then-existing Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs in the three and six months ended June 30, 2015.

(b)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation and includes $27.5 million in the six months ended June 30, 2016 associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).

(c)

Reflects non-cash expenses related to miscellaneous asset write-offs, including $6.4 million in the six months ended June 30, 2016 associated with the Blue World Project, and non-cash losses on derivatives.

(d)

Reflects business optimization and other strategic initiative costs primarily composed of $1.0 million and $1.5 million of third party consulting costs incurred in the three and six months ended June 30, 2016, respectively.  Also for the six months ended June 30, 2016, includes $0.4 million of restructuring and related costs associated with severance and other employment expenses for certain positions eliminated in the first quarter of 2016 as a result of cost saving initiatives. The Adjusted EBITDA calculations presented in the table above do not reflect certain 2015 other business optimization costs incurred due to limitations as described in footnote (f) below.

(e)

Reflects primarily $1.3 million and $2.7 million of product and intellectual property development costs incurred for the three and six months ended June 30, 2016, respectively, and approximately $0.1 million of state franchise taxes paid in the three and six months ended June 30, 2016.  State franchise taxes were not included in the prior year quarter and were not material.  The Adjusted EBITDA calculations presented in the table above do not reflect certain 2015 other adjusting items incurred due to limitations as described in footnote (f) below.

(f)

Reflects the impact of certain items during the three and six months ended June 30, 2016, which we are permitted to exclude, net of tax, under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. The items are presented net of related taxes of approximately $0.1 million in the three and six months ended June 30, 2016.

(g)

For covenant calculation purposes under our credit agreement, the amount which we are able to add back to Adjusted EBITDA for other business optimization costs and certain other adjusting items, including restructuring costs and product and intellectual property development costs, is limited to $10.0 million for any four consecutive quarters (with certain unused amounts carried over from the prior fiscal year). Due to these limitations, the Adjusted EBITDA calculations presented in the table above do not reflect $0.1 million and $0.3 million related to restructuring and other related costs in the three and six months ended June 30, 2015, respectively, and $0.6 million and $1.2 million of product and intellectual property development costs incurred in the three and six months ended June 30, 2015, respectively.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These critical accounting policies include property and equipment, impairment of long-lived assets, goodwill and other indefinite-lived intangible assets, accounting for income taxes, self-insurance reserves, and revenue recognition. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on February 26, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $13.5 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at June 30, 2016, approximately $1,250.0 million of our outstanding long-term debt represents fixed-rate debt and approximately $327.9 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $3.4 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the second quarter of 2016.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ending	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2016	April 30, 2016	46,924	$21.02	—	$190,000,035
May 1, 2016	May 31, 2016	—	$—	—	190,000,035
June 1, 2016	June 30, 2016	—	$—	—	190,000,035
		46,924		—	$190,000,035

(1)

All purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

(2)

In 2014, the Company announced a share repurchase program approved by the Board authorizing the repurchase of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Committee Membership Changes

On July 13, 2016, the Company’s Board of Directors (the “Board”) appointed Ronald Bension and Donald C. Robinson, each current independent members of the Board, to the Audit Committee of the Board, and William Gray, a current independent member of the Board, was appointed to the Regulatory & Governmental Affairs Committee of the Board.  In connection with the appointment of Messrs. Bension and Robinson to the Audit Committee, Judith McHale resigned from the Audit Committee of the Board.

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

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone, an affiliate of our major stockholders, by NCR Corporation, which may be considered the Company’s affiliate.

Item 6. Exhibits

See Exhibit Index immediately following signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: August 5, 2016	By: /s/ Peter J. Crage
Peter J. Crage
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2016	By: /s/ Marc G. Swanson
Marc G. Swanson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013) (No. 001-35883)

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SeaWorld Entertainment, Inc., effective June 15, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2016)(No. 001-35883)

3.3	Second Amended and Restated Bylaws of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on December 11, 2014) (No. 001-35883)
3.4

Amendment No. 1 to the Second Amended and Restated Bylaws of SeaWorld Entertainment, Inc., effective June 15, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2016)

(No. 001-35883)

10.1*†	Employment Agreement, dated June 14, 2016, between SeaWorld Entertainment, Inc. and Jack Roddy

10.2* †	Third Amended and Restated Outside Director Compensation Policy
10.3*†	Form of Restricted Stock Award Agreement (Outside Director Annual Award)
10.4†

Amendment No.1 to the Separation and Consulting Agreement, dated as of April 13, 2016, by and between SeaWorld

Entertainment, Inc. and James Atchison (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2016) (No. 001-35883)

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