Form 10-Q
period 2016-09-30
SeaWorld Entertainment, Inc.
filed 2016-11-09
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The registrant had outstanding 88,971,588 shares of Common Stock, par value $0.01 per share as of November 4, 2016.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” “targeted” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

•	complex federal and state regulations governing the treatment of animals, which can change, and claims and lawsuits by activist groups;
•	various factors beyond our control adversely affecting attendance and guest spending at our theme parks, including the potential spread of contagious diseases, such as the Zika virus;
•	incidents or adverse publicity concerning our theme parks;
•	a decline in discretionary consumer spending or consumer confidence;
•

significant portion of revenues generated in the States of Florida, California and Virginia and the Orlando market, and any risks affecting such markets, such as natural disasters, severe weather and travel-related disruptions or incidents;

•	seasonal fluctuations;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	increased labor costs and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	loss of key personnel;
•	unionization activities or labor disputes;
•	inability to meet workforce needs;
•	inability to maintain certain commercial licenses;

•	restrictions in our debt agreements limiting flexibility in operating our business;
•	our substantial leverage;
•	inability to realize the benefits of acquisitions or other strategic initiatives;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses;
•	the ability of affiliates of The Blackstone Group L.P. to significantly influence our decisions;
•	changes or declines in our stock prices, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you or to our business. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date of this Quarterly Report on Form 10-Q or as of the date they were made or as otherwise specified herein and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$55,807	$18,971
Accounts receivable, net	49,380	39,538
Inventories	33,415	31,213
Prepaid expenses and other current assets	11,898	16,360
Total current assets	150,500	106,082
Property and equipment, at cost	2,803,477	2,748,161
Accumulated depreciation	(1,126,207)	(1,029,165)
Property and equipment, net	1,677,270	1,718,996
Goodwill	335,610	335,610
Trade names/trademarks, net	161,629	162,726
Other intangible assets, net	18,838	21,327
Deferred tax assets, net	15,283	23,994
Other assets	20,686	19,927
Total assets	$2,379,816	$2,388,662
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,110	$93,743
Current maturities on long-term debt	16,850	31,850
Accrued salaries, wages and benefits	16,917	12,330
Deferred revenue	98,124	79,818
Dividends payable	9,467	430
Other accrued expenses	20,481	11,143
Total current liabilities	234,949	229,314
Long-term debt, net of debt issuance costs of $10,607 and $13,333 as of September 30, 2016 and December 31, 2015, respectively	1,540,255	1,548,893
Deferred tax liabilities, net	73,250	65,689
Other liabilities	72,819	40,646
Total liabilities	1,921,273	1,884,542
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 91,849,408 and 90,320,374 shares issued at September 30, 2016 and December 31, 2015, respectively	919	903
Additional paid-in capital	618,449	624,765
Accumulated other comprehensive loss	(25,369)	(13,137)
Retained earnings	19,415	46,460
Treasury stock, at cost (6,519,773 shares at September 30, 2016 and December 31, 2015)	(154,871)	(154,871)
Total stockholders’ equity	458,543	504,120
Total liabilities and stockholders’ equity	$2,379,816	$2,388,662

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues:
Admissions	$294,605	$304,626	$655,510	$679,917
Food, merchandise and other	190,713	192,313	421,185	423,230
Total revenues	485,318	496,939	1,076,695	1,103,147
Costs and expenses:
Cost of food, merchandise and other revenues	35,854	36,959	81,768	83,974
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $505 and $267 for the three months ended September 30, 2016 and 2015, respectively, and $10,371 and $595 for the nine months ended September 30, 2016 and 2015, respectively)	198,754	196,931	570,480	541,944
Selling, general and administrative (includes equity compensation of $2,040 and $1,282 for the three months ended September 30, 2016 and 2015, respectively and $24,225 and $4,205 for the nine months ended September 30, 2016 and 2015, respectively)	57,148	47,684	196,534	172,082
Restructuring and other related costs	—	—	112	267
Depreciation and amortization	40,921	44,505	156,677	138,469
Total costs and expenses	332,677	326,079	1,005,571	936,736
Operating income	152,641	170,860	71,124	166,411
Other expense, net	72	41	48	511
Interest expense	15,137	15,019	44,297	50,929
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	—	—	20,348
Income before income taxes	137,432	155,800	26,779	94,623
Provision for income taxes	71,777	57,850	27,405	34,462
Net income (loss)	$65,655	$97,950	$(626)	$60,161
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	1,489	(10,740)	(12,232)	(15,360)
Comprehensive income (loss)	$67,144	$87,210	$(12,858)	$44,801
Income (loss) per share:
Net income (loss) per share, basic	$0.77	$1.14	$(0.01)	$0.70
Net income (loss) per share, diluted	$0.77	$1.14	$(0.01)	$0.70
Weighted average common shares outstanding:
Basic	85,290	86,006	84,787	86,096
Diluted	85,447	86,100	84,787	86,207
Cash dividends declared per share:
Cash dividends declared per share	$0.10	$0.21	$0.73	$0.84

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2015	90,320,374	$903	$624,765	$46,460	$(13,137)	$(154,871)	$504,120
Equity-based compensation	—	—	34,596	—	—	—	34,596
Unrealized loss on derivatives, net of tax benefit of $10,497	—	—	—	—	(12,232)	—	(12,232)
Vesting of restricted shares	1,612,063	16	(16)	—	—	—	—
Shares withheld for tax withholdings	(87,360)	—	(1,604)	—	—	—	(1,604)
Exercise of stock options	4,331	—	82	—	—	—	82
Accumulated cash dividends related to performance shares which vested during the period	—	—	(3,400)	—	—	—	(3,400)
Cash dividends declared to stockholders ($0.73 per share), net of forfeitures	—	—	(35,974)	(26,419)	—	—	(62,393)
Net loss	—	—	—	(626)	—	—	(626)
Balance at September 30, 2016	91,849,408	$919	$618,449	$19,415	$(25,369)	$(154,871)	$458,543

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net (loss) income	$(626)	$60,161
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	156,677	138,469
Amortization of debt issuance costs and discounts	3,999	5,170
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	20,348
Loss on sale or disposal of assets	6,823	4,334
Loss on derivatives	1	288
Deferred income tax provision	27,405	34,462
Equity-based compensation	34,596	4,800
Changes in assets and liabilities:
Accounts receivable	(14,447)	(15,097)
Inventories	(2,218)	556
Prepaid expenses and other current assets	5,086	3,195
Accounts payable	(2,762)	(1,771)
Accrued salaries, wages and benefits	4,587	(3,468)
Deferred revenue	21,736	22,608
Other accrued expenses	7,771	6,510
Other assets and liabilities	10,243	(645)
Net cash provided by operating activities	258,871	279,920
Cash Flows From Investing Activities:
Capital expenditures	(135,496)	(117,129)
Change in restricted cash	(624)	(379)
Net cash used in investing activities	(136,120)	(117,508)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt	—	280,000
Repayment of long-term debt	(12,637)	(271,938)
Proceeds from draw on revolving credit facility	85,000	45,000
Repayment of revolving credit facility	(100,000)	(45,000)
Dividends paid to stockholders	(56,756)	(54,370)
Payment of tax withholdings on equity-based compensation through shares withheld	(1,604)	(838)
Exercise of stock options	82	—
Debt issuance costs	—	(4,571)
Redemption premium payment	—	(14,300)
Purchase of treasury stock	—	(20,650)
Net cash used in financing activities	(85,915)	(86,667)
Change in Cash and Cash Equivalents	36,836	75,745
Cash and Cash Equivalents—Beginning of period	18,971	43,906
Cash and Cash Equivalents—End of period	$55,807	$119,651
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$10,872	$18,404
Dividends declared, but unpaid	$9,467	$18,396

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

The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California, and Busch Gardens theme parks in Tampa, Florida, and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); San Diego, California (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park offering interaction with marine animals in Orlando, Florida (Discovery Cove) and a seasonal park in Langhorne, Pennsylvania (Sesame Place). In March 2016, Aquatica San Antonio was converted into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.

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

During the first quarter of 2016, the Company removed deep-water lifting floors from the orca habitats at each of its three SeaWorld theme parks.  As a result, during the nine months ended September 30, 2016, the Company recorded approximately $33,700 of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2016, the Company also recorded approximately $6,400 in asset write-offs associated with its previously disclosed orca habitat expansion (the “Blue World Project”) as the Company made a decision to not move forward with the Blue World Project as originally designed and planned.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but instead reviewed for impairment at least annually on December 1, and as of an interim date should factors or indicators become apparent that would require an interim test, with ongoing recoverability based on applicable reporting unit overall financial performance and consideration of significant events or changes in the overall business environment or macroeconomic conditions.  Such events or changes in the overall business environment could include, but are not limited to, significant negative trends or unanticipated changes in the competitive or macroeconomic environment.

During the third quarter of 2016, which is one of the Company’s largest quarters, due to year to date financial performance through September 30, 2016, driven primarily by a decline in international attendance along with competitive pressures and an overall softness in the Orlando market, the Company determined a triggering event occurred that required an interim goodwill impairment test for its SeaWorld Orlando reporting unit, which had goodwill recorded of approximately $269,000.  The first step in its interim goodwill impairment test is a comparison of the fair value of the reporting unit, determined using the income and market approach, to its carrying value. If the carrying value exceeds the fair value, the second step quantifies any impairment write-down by comparing the current implied value of goodwill to the recorded goodwill balance.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The results of step one of the interim goodwill impairment test as of September 30, 2016 indicated that the fair value for the reporting unit exceeded its carrying value and as a result, step two of the goodwill impairment test was not required.  Given the current macroeconomic environment and the uncertainties regarding the related impact on the reporting unit’s financial performance, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions, including its projections of future cash flows and financial performance, as well as the economic outlook for the reporting unit are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the fourth quarter of 2016, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Revenue Recognition

The Company recognizes revenue upon admission into a park for single day tickets and when products are received by customers for merchandise, culinary or other in-park spending. For season passes and other multi-use admission products, deferred revenue is recorded and the related revenue is recognized over the terms of the admission product and its estimated usage. Deferred revenue includes a current and long-term portion and is included in deferred revenue and other liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2016, other liabilities also includes $10,000 in deferred revenue related to nonrefundable funds received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to fully offset internal expenses.  Approximately $1,120 of costs incurred related to the Middle East Project are recorded in other assets on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2016.  On November 3, 2016, the definitive documents related to the Middle East Project were finalized and executed by the parties.  The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU 2016-16 simplifies the income tax accounting of intra-entity transfers of an asset other than inventory by requiring an entity to recognize the income tax effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. The Company is currently assessing the potential impact of the adoption of this ASU on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the presentation and classification of eight specific cash flow issues that previously resulted in diversity in practice. The ASU will be effective for annual periods beginning after December 15, 2017 and interim periods therein, with early adoption permitted and should be applied using a retrospective transition method. The Company has not yet adopted this ASU but does not expect a material impact to its condensed consolidated statements of cash flows.

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

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows (in thousands, except per share data):

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2016			2015			2016			2015
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings (loss) per share	$65,655	85,290	$0.77	$97,950	86,006	$1.14	$(626)	84,787	$(0.01)	$60,161	86,096	$0.70
Effect of dilutive incentive-based awards		157			94			—			111
Diluted earnings (loss) per share	$65,655	85,447	$0.77	$97,950	86,100	$1.14	$(626)	84,787	$(0.01)	$60,161	86,207	$0.70

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In accordance with the Earnings Per Share Topic of the Accounting Standards Codification (“ASC”), basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock). The shares of unvested restricted stock are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. The Company’s outstanding performance-vesting restricted share awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.  There were approximately 4,374,000 and 2,463,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share during the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, there were approximately 4,811,000 potentially dilutive shares excluded from the computation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss during the period. During the nine months ended September 30, 2015, there were approximately 1,599,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2016 was 52.2% and 102.3%, respectively, and differs from the statutory federal income tax rate primarily due to permanent items, the majority of which relates to nondeductible equity-based compensation that was recorded in the first quarter of 2016 due to certain performance-vesting restricted shares which vested on April 1, 2016 (see further discussion at Note 11–Equity-Based Compensation), and state income taxes.  The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2015 was 37.1% and 36.4%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes and permanent items.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

5. OTHER ACCRUED EXPENSES

Other accrued expenses at September 30, 2016 and December 31, 2015, consisted of the following:

	September 30,	December 31,
	2016	2015
Accrued property taxes	$11,253	$2,250
Accrued interest	493	441
Self-insurance reserve	7,280	6,973
Other	1,455	1,479
Total other accrued expenses	$20,481	$11,143

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

6. LONG-TERM DEBT

Long-term debt as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Term B-2 Loans (effective interest rate of 3.26% at September 30, 2016 and December 31, 2015)	$1,327,850	$1,338,387
Term B-3 Loans (effective interest rate of 4.33% at September 30, 2016 and December 31, 2015)	245,800	247,900
Revolving Credit Facility	—	15,000
Total long-term debt	1,573,650	1,601,287
Less discounts	(5,938)	(7,211)
Less debt issuance costs	(10,607)	(13,333)
Less current maturities	(16,850)	(31,850)
Total long-term debt, net	$1,540,255	$1,548,893

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

Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying unaudited condensed consolidated balance sheets.  Unamortized debt issuance costs and discounts for the Term B-2 Loans, Term B-3 Loans and senior secured revolving credit facility (the “Revolving Credit Facility”) were $12,117, $2,839 and $1,589, respectively, at September 30, 2016.  Unamortized debt issuance costs and discounts for the Term B-2 Loans, Term B-3 Loans and Revolving Credit Facility were $14,713, $3,448 and $2,383, respectively, at December 31, 2015.

Senior Secured Credit Facilities

As of September 30, 2016, the Senior Secured Credit Facilities consisted of $1,327,850 in Term B-2 Loans and $245,800 in Term B-3 Loans, which will mature on May 14, 2020, along with a $192,500 Revolving Credit Facility, which was not drawn upon as of September 30, 2016.  The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans.

The Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on May 14, 2013, with the balance due on the final maturity date of May 14, 2020. The Term B-3 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-3 Loans on April 7, 2015, with the balance due on the final maturity date of May 14, 2020. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%.  The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a total net leverage ratio equal to or less than 3.25 to 1.00.  At September 30, 2016, SEA selected the LIBOR rate (interest rate of 3.00% at September 30, 2016).

Term B-3 Loans

Borrowings of Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing.  The applicable margin for the Term B-3 Loans is 2.25%, in the case of base rate loans, and 3.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. At September 30, 2016, SEA selected the LIBOR rate (interest rate of 4.00% at September 30, 2016).

Revolving Credit Facility

Borrowings of loans under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1%, and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing.  The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans.  The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings.  At September 30, 2016, SEA selected the LIBOR rate and achieved the corporate credit ratings for an applicable LIBOR margin of 2.50%.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As of September 30, 2016, SEA had approximately $17,200 of outstanding letters of credit leaving approximately $175,300 available for borrowing.

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

As of September 30, 2016, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.73 to 1.00, which results in the Company having a $90,000 capacity for restricted payments in 2016. During the nine months ended September 30, 2016, the Company used approximately $66,000 of its available restricted payments capacity leaving an aggregate amount of approximately $24,000 for the remainder of calendar year 2016 to repurchase shares or make certain other restricted payments under the Senior Secured Credit Facilities, provided that the Total Leverage Ratio does not exceed 5.00 to 1.00, measured quarterly on a Pro Forma Basis after giving effect to any such restricted payment. However, the amount available for share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter, as set forth above.

As of September 30, 2016, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

Interest Rate Swap Agreements

On September 30, 2016, SEA’s four traditional interest rate swap agreements (collectively, the “Interest Rate Swap Agreements”) matured in accordance with their terms.  Three of the interest rate swap agreements had a combined notional amount of $1,000,000; required the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; paid swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and had interest settlement dates occurring on the last day of March, June, September and December through maturity. The fourth traditional interest rate swap was executed in April 2015 to effectively fix the interest rate on $250,000 of the Term B-3 Loans and had a notional amount of $250,000; required the Company to pay a fixed rate of interest of 0.901% per annum; paid swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and had interest settlement dates occurring on the last day of September, December, March and June through maturity.

In June 2015, the Company entered into five forward interest rate swap agreements (“the Forward Swaps”) to effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1,000,000 of SEA’s outstanding long-term debt. The Forward Swaps became effective on September 30, 2016; have a total notional amount of $1,000,000; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; pay swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of September, December, March and June through maturity.

SEA designated the Interest Rate Swap Agreements and the Forward Swaps above as qualifying cash flow hedge accounting relationships as further discussed in Note 7–Derivative Instruments and Hedging Activities that follows.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements was $42,521 in the nine months ended September 30, 2016. Cash paid for interest relating to the Senior Secured Credit Facilities, Interest Rate Swap Agreements and the then-existing Senior Notes was $49,681 in the nine months ended September 30, 2015.

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

As of September 30, 2016 and December 31, 2015, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. On September 30, 2016, the Company’s four Interest Rate Swap Agreements with a combined notional value of $1,250,000 matured in accordance with their terms and the five Forward Swaps with a combined notional value of $1,000,000 became effective.  The Interest Rate Swap Agreements and the Forward Swaps were designated as cash flow hedges of interest rate risk.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2016 and during the three months ended September 30, 2015, an immaterial loss related to the ineffective portion was recognized in other expense, net, on the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  During the nine months ended September 30, 2015, a loss of $288 related to the ineffective portion was recognized in other expense, net, on the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $15,112 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	Liability Derivatives		Liability Derivatives
	As of September 30, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$—	Other liabilities	$1,673
Forward interest rate swaps	Other liabilities	42,267	Other liabilities	17,927
Total derivatives designated as hedging instruments		$42,267		$19,600

The unrealized gain (loss) on derivatives is recorded net of a tax benefit of $10,497 for the nine months ended September 30, 2016, and is included in the unaudited condensed consolidated statement of changes in stockholders’ equity and the unaudited condensed consolidated statements of comprehensive income (loss).  The unrealized gain (loss) on derivatives is recorded net of a tax expense of $1,003 and net of a tax benefit of $5,907 for the three months ended September 30, 2016 and 2015, respectively, and net of a tax benefit of $8,799 for the nine months ended September 30, 2015, and is included in the unaudited condensed consolidated statements of comprehensive income (loss).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships:
Gain (loss) related to effective portion of derivatives recognized in accumulated other comprehensive loss	$1,612	$(17,490)	$(25,276)	$(26,471)
Gain related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$880	$843	$2,546	$2,312
Loss related to ineffective portion of derivatives recognized in other expense, net	$—	$(1)	$(1)	$(288)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of September 30, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $44,824. As of September 30, 2016, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $44,824.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the nine months ended September 30, 2016, net of tax:

Accumulated other comprehensive loss:	(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2015	$(13,137)
Other comprehensive loss before reclassifications	(13,603)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,371
Unrealized loss on derivatives, net of tax	(12,232)
Accumulated other comprehensive loss at September 30, 2016	$(25,369)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-3 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of September 30, 2016 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.  See Note 6–Long-Term Debt.

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2016.  The Company did not have any assets measured on a recurring basis at fair value as of September 30, 2016.  The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of September 30, 2016:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2016
Liabilities:
Derivative financial instruments (a)	$—	$42,267	$—	$42,267
Long-term obligations (b)	$—	$1,573,650	$—	$1,573,650

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $42,267.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities on long-term debt of $16,850 and long-term debt of $1,540,255 as of September 30, 2016.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2015. The Company did not have any assets measured at fair value as of December 31, 2015. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2015:

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

9. RELATED-PARTY TRANSACTIONS

As of September 30, 2016, approximately $38,000 aggregate principal amount of Term B-2 Loans were owned by affiliates of Blackstone.  As of December 31, 2015, approximately $77,000 aggregate principal amount of Term B-2 Loans and $9,000 aggregate principal amount of Term B-3 Loans were owned by affiliates of Blackstone.  The Company makes voluntary principal repayments as well as periodic principal and interest payments on such debt in accordance with its terms.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Dividend Payments

On January 5, February 22 and June 8, 2016 the Board of Directors of the Company (the “Board”) declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 15, March 14 and June 20, 2016 respectively. On September 19, 2016 the Board declared a cash dividend of $0.10 per share to all common stockholders of record at the close of business on September 29, 2016. In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $4,095 on January 22, April 1, and July 1, 2016 and dividends in the amount of $1,950 on October 7, 2016. On September 19, 2016, the Board suspended the Company’s quarterly dividend policy.  See further discussion at Note 12-Stockholders’ Equity.

10. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint.  On March 31, 2016, the Court granted the motions to dismiss the amended complaint, in its entirety, without prejudice.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants.  On June 29, 2016, the remaining defendants filed a motion to dismiss the Second Amended Complaint.  On September 30, 2016, the Court denied the motion to dismiss.  On October 28, 2016, defendants filed their Answer to the Second Amended Complaint. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

In addition, four other purported class actions were filed against the Company and its affiliates.  The first three actions were filed on April 9, 2015, April 16, 2015 and April 17, 2015, respectively, in the following federal courts: (i) the United States District Court for the Middle District of Florida, captioned Joyce Kuhl v. SeaWorld LLC et al., 6:15-cv-00574-ACC-GJK (the “Kuhl Matter”), (ii) the United States District Court for the Southern District of California, captioned Jessica Gaab, et. al. v. SeaWorld Entertainment, Inc., Case No. 15:cv-842-CAB-RBB (the “Gaab Matter”), and (iii) the United States District Court for the Western District of Texas, captioned Elaine Salazar Browne v. SeaWorld of Texas LLC et al., 5:15-cv-00301-XR (the “Browne Matter”).  On May 1, 2015, the Kuhl Matter and Browne Matter were voluntarily dismissed without prejudice by the respective plaintiffs.  On May 7, 2015, plaintiffs Kuhl and Browne re-filed their claims, along with a new plaintiff, Valerie Simo, in the United States District Court for the Southern District of California in an action captioned Valerie Simo et al. v. SeaWorld Entertainment, Inc., Case No. 15: cv-1022-CAB-RBB (the “Simo Matter”). All four of these cases, in essence, reiterate the claims made and relief sought in the Hall Matter.

On August 7, 2015, the Gaab Matter and Simo Matter were consolidated with the Hall Matter, and the plaintiffs filed a First Consolidated Amended Complaint (“FAC”) on August 21, 2015.  The FAC pursued the same seven causes of action as the original Hall complaint, and added a request for punitive damages pursuant to the California CLRA.

The Company moved to dismiss the FAC in its entirety, and its motion was granted on December 24, 2015.  The Court granted dismissal with prejudice as to the California CLRA claim, the portion of California Unfair Competition Law claim premised on the CLRA claim, all claims for injunctive relief, and on all California claims premised solely on alleged omissions by the Company.  The Court granted leave to amend as to the remainder of the complaint.  On January 25, 2016, plaintiffs filed their Second Consolidated Amended Complaint (“SAC”).  The SAC pursues the same causes of action as the FAC, except for the California CLRA, which, as noted above, was dismissed with prejudice.  The Company filed a motion to dismiss the entirety of the SAC with prejudice on February 25, 2016.  The Court granted the Company’s motion to dismiss the entire SAC with prejudice and entered judgment for the Company on May 13, 2016.  Plaintiffs filed their notice of appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on June 10, 2016.  On September 19, 2016, plaintiffs filed their opening brief with the Ninth Circuit.  The Company’s response brief is currently due on November 18, 2016.

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc., Case No. CGC-15-545292 (the “Anderson Matter”).  The putative class consists of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  On May 11, 2015, the plaintiffs filed a First Amended Class Action Complaint (the “First Amended Complaint”).  The First Amended Complaint alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its orcas, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its orcas with intent to deceive and mislead the plaintiff and purported class members.  The First Amended Complaint seeks actual damages, equitable relief, attorneys’ fees and costs.  Based on plaintiffs’ definition of the class, the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all).  On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California, Case No. 15: cv-2172-SC.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On May 19, 2015, the plaintiffs filed a motion to remand.  On September 18, 2015, the Company filed a motion to dismiss the First Amended Complaint in its entirety.  The motion was fully briefed.  On September 24, 2015, the district court denied plaintiffs’ motion to remand.  On October 5, 2015, plaintiffs filed a motion for leave to file a motion for reconsideration of this order, and contemporaneously filed a petition for permission to appeal to the Ninth Circuit, which the Company opposed.  On October 14, 2015, the district court granted plaintiffs’ motion for leave.  Plaintiffs’ motion for reconsideration was fully briefed.  On January 12, 2016 the district court granted in part and denied in part the motion for reconsideration, and refused to remand the case.  On January 22, 2016, plaintiffs filed a petition for permission to appeal the January 12, 2016 order to the Ninth Circuit, which the Company opposed.  On April 7, 2016, the Ninth Circuit denied both of plaintiffs’ petitions for permission to appeal and the plaintiffs filed a motion for leave to file a Second Amended Class Action Complaint (“Second Amended Complaint”), seeking to add two additional plaintiffs and make various pleading adjustments.  The Company opposed the motion.  On August 1, 2016, the district court issued an order granting in part the Company’s motion to dismiss and granting plaintiffs leave to file an amended complaint by August 22, 2016, which they filed.

The Second Amended Complaint likewise asserts causes of action based on the California False Advertising Law, California Unfair Competition Law and California CLRA.  Essentially plaintiffs allege there were fraudulent representations made by the Company about the health of its orcas that ultimately induced consumers to purchase admission tickets to SeaWorld parks and in some cases, plush toys while in the parks.  The Company moved to dismiss this on various grounds.

On November 7, 2016, the district court issued an order granting in part, and denying in part, the Company’s motion to dismiss. The district court found the named plaintiff failed to allege reliance on any specific statements so those claims, in their entirety, have been dismissed.  In addition, the district court determined that plaintiffs did not allege any misrepresentations made about the plush toy purchases, which disposes of the CLRA claims based on the toys.  The district court also found that certain plaintiff’s conversation with SeaWorld’s trainers was not “advertising,” and dismissed the false advertising claim and Unfair Competition Law claim premised on it.  What remains at this point are a plaintiff's claims under California's Unfair Competition Law, False Advertising Law and the CLRA based on the purchase of tickets; a plaintiff's California Unfair Competition Law and False Advertising Law claims based on the purchase of plush toys; and a plaintiff's claims under California's Unfair Competition Law based on the purchase of plush toys.

The Company believes that these consumer class action lawsuits are without merit and intends to defend these lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

Other Matters

The Company is a party to various other claims and legal proceedings arising in the normal course of business. In addition, from time to time the Company is subject to audits, inspections and investigations by, or receives requests for information from, various federal and state regulatory agencies, including, but not limited to, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS), the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA), the California Occupational Safety and Health Administration (Cal-OSHA), the Florida Fish & Wildlife Commission (FWC), the Equal Employment Opportunity Commission (EEOC), the Internal Revenue Service (IRS) and the Securities and Exchange Commission (SEC). From time to time, various parties may also bring lawsuits against the Company. Matters where an unfavorable outcome to the Company is probable and which can be reasonably estimated are accrued. Such accruals, which are not material for any period presented, are based on information known about the matters, the Company’s estimate of the outcomes of such matters, and the Company’s experience in contesting, litigating and settling similar matters. Matters that are considered reasonably possible to result in a material loss are not accrued for, but an estimate of the possible loss or range of loss is disclosed, if such amount or range can be determined. At this time, management does not expect any known claims, legal proceedings or regulatory matters to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Total equity compensation expense was $2,545 and $34,596 for the three and nine months ended September 30, 2016 and includes $27,516 recorded in the first quarter related to certain of the Company’s performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which became probable of vesting during the first quarter and vested on April 1, 2016.  See 2.25x and 2.75x Performance Restricted Shares and Equity Plan Modifications section which follows for further details.  Total equity compensation expense was $1,549 and $4,800 for the three and nine months ended September 30, 2015.  Equity compensation expense is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of September 30, 2016 was approximately $27,990 which is expected to be recognized over the respective service periods.

The activity related to the Company’s time-vesting and performance-vesting share awards during the nine months ended September 30, 2016 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.25x Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	883,270	$18.66	415,995	$19.00	62,365	$18.88	1,370,821	$20.35	1,370,821	$10.93
Granted	545,968	$17.19	497,082	$17.93	198,426	$18.49	—	—	—	—
Vested	(241,242)	$18.21	—	—	—	—	(1,370,821)	$20.07	—	—
Forfeited	(61,366)	$17.99	(452,882)	$18.93	(40,503)	$19.31	—	—	(41,794)	$15.40
Outstanding at September 30, 2016	1,126,630	$18.08	460,195	$17.91	220,288	$18.45	—	—	1,329,027	$8.29

The activity related to the Company’s stock option awards during the nine months ended September 30, 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,274,385	$19.21
Granted	1,466,233	$17.84
Forfeited	(219,594)	$18.65
Expired	(25,354)	$18.96
Exercised	(4,331)	$18.96
Outstanding at September 30, 2016	3,491,339	$18.67	8.92	$—
Exercisable at September 30, 2016	532,024	$19.23	8.57	$—

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2016 was $3.68.  Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the nine months ended September 30, 2016 were:

Risk- free interest rate	1.47%
Expected volatility (a)	35.44%
Expected dividend yield	4.73%
Expected life (in years) (b)	6.25

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

As of September 30, 2016, there were 8,773,916 shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan.

Bonus Performance Restricted Shares

As part of the Company’s annual compensation-setting process and in accordance with the Company’s Equity Award Grant Policy (the “Equity Grant Policy”), on February 22, 2016, the Company’s Compensation Committee (the “Compensation Committee”) approved an annual bonus plan (the “2016 Bonus Plan”) for the fiscal year ending December 31, 2016 (the “Fiscal 2016”) under which certain employees are eligible to receive a bonus with respect to Fiscal 2016 payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of specified performance goals with respect to Adjusted EBITDA.  Pursuant to the Equity Grant Policy, the Bonus Performance Restricted shares related to the 2016 Bonus Plan were granted on March 1, 2016.  Subsequent grants were made on July 1 and October 11, 2016 to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees.

In accordance with ASC 718, equity compensation expense is not recorded until the performance condition is probable of being achieved. Based on the Company’s progress toward the Adjusted EBITDA performance goal for Fiscal 2016, the Bonus Performance Restricted shares are not considered probable of vesting as of September 30, 2016; therefore, no equity compensation expense has been recorded related to these shares.  If the performance condition is considered probable of being achieved in a subsequent period, all equity compensation expense that would have been recorded over the requisite service period had the condition been considered probable from inception, will be recorded as a cumulative catch-up at such subsequent date.  Total unrecognized equity compensation expense related to the Bonus Performance Restricted shares not considered probable of vesting was approximately $8,300 as of September 30, 2016.

Long-Term Incentive Awards

As part of the Company’s annual compensation-setting process and in accordance with the Equity Grant Policy, on February 22, 2016, the Compensation Committee approved a long-term incentive plan grant (the “2016 Long-Term Incentive Grant”) for Fiscal 2016 comprised of nonqualified stock options (“Long-Term Incentive Options”), time-vesting restricted shares (“Long-Term Incentive Time Restricted shares”) and performance-vesting restricted shares (“Long-Term Incentive Performance Restricted shares”) to certain members of the Company’s management and executive officers (collectively, “Long-Term Incentive Awards”).  Pursuant to the Equity Grant Policy, the Long-Term Incentive Awards related to the 2016 Long-Term Incentive Grant were granted on March 1, 2016.  Long-Term Incentive Awards were also granted in 2015 with similar terms (the “2015 Long-Term Incentive Plan”).  Subsequent grants were made on July 1 and October 11, 2016 to newly hired employees based on their hire date and/or to certain promoted management and executive officers.

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

As of September 30, 2016, the Company had awarded 393,686 Long-Term Incentive Performance Restricted shares, net of forfeitures, under the 2016 Long-Term Incentive Plan which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined, with approximately one-third related to each respective performance period (Fiscal 2016, Fiscal 2017 and Fiscal 2018).  For accounting purposes, the performance goals for the respective performance periods must be established for a grant date to be determined.  As such, since the performance goal for Fiscal 2016 was established as of the award date, for accounting purposes, 131,212, net of forfeitures, of the Long-Term Incentive Performance Restricted shares under the 2016 Long-Term Incentive Plan have a grant date in 2016 and grant-date fair value determined using the closing price of the Company’s common stock on the date of grant.  The performance targets for the subsequent performance periods, Fiscal 2017 and Fiscal 2018, have not yet been set and will be determined by the Compensation Committee during the first quarter of each respective fiscal year, at which time, for accounting purposes, the grant date and respective grant-date fair value will be determined for those related shares.

As of September 30, 2016, the Company had awarded 133,640 Long-Term Incentive Performance Restricted shares, net of forfeitures, under its 2015 Long-Term Incentive Plan which represented the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined under the 2015 Long-Term Incentive Plan (Fiscal 2015, Fiscal 2016 and Fiscal 2017).  Of these Long-Term Incentive Performance Restricted Shares, 44,538, net of forfeitures, relate to the Fiscal 2015 performance period and were considered granted for accounting purposes in 2015.  As the Fiscal 2016 performance target was established during the first quarter of 2016, 44,538 Long-Term Incentive Performance Restricted shares, net of forfeitures, were considered granted for accounting purposes during the nine months ended September 30, 2016 and the grant-date fair value was determined using the close price on the date the performance target was established plus accumulated dividends earned since the date of the initial award.

As the Long-Term Incentive Performance Restricted shares have both a service and a performance condition, the requisite service period over which equity compensation expense is recognized once the performance condition is probable of achievement begins on the date of grant and extends through December 31 of the third fiscal year in the respective performance period (Fiscal 2017 under the 2015 Long-Term Incentive Plan and Fiscal 2018 under the 2016 Long-Term Incentive Plan).  Based on the Company’s progress toward the Adjusted EBITDA performance goal for Fiscal 2016, the target performance level for Fiscal 2016 is not considered probable; as such all 175,750 Long-Term Incentive Performance Restricted shares granted in Fiscal 2016, net of forfeitures, under both the 2015 and the 2016 Long-Term Incentive Plan are not considered probable of vesting as of September 30, 2016. Total unrecognized equity compensation expense related to the Fiscal 2015 performance period expected to be recognized over the remaining vesting term was approximately $120 as of September 30, 2016.  Unrecognized equity compensation expense related to the maximum performance level for the Fiscal 2016 performance period on shares not probable of vesting is $3,200 as of September 30, 2016.  Total unrecognized equity compensation expense related to the subsequent performance periods have not been determined as

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

the grant date and grant-date fair value for these awards have not yet occurred for accounting purposes, as such no expense has been recorded related to the subsequent performance periods.

Other

2.25x and 2.75x Performance Restricted Shares and Equity Plan Modifications

The Company has awarded under both its Omnibus Incentive Plan and its previous incentive plan (the “Pre-IPO Incentive Plan”) certain performance-vesting restricted shares (the “2.25x and 2.75x Performance Restricted shares”).  During the nine months ended September 30, 2016, conditions for eligibility on 413,445 2.25x and 2.75x Performance Restricted shares were modified to allow those participants holding such shares who were separating from the Company to vest in their respective shares if the performance conditions are achieved after their employment ends with the Company, subject to their continued compliance with applicable post-termination restrictive covenants.  As the 2.25x and 2.75x Performance Restricted shares were not considered probable of vesting before the modifications, the Company used the respective modification date fair value to calculate any related equity compensation expense.

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

The 2.75x Performance Restricted shares will vest if the employee is employed by the Company when and if such investment funds affiliated with Blackstone receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 15% annualized effective compounded return rate on such funds’ investment and (y) a 2.75x multiple on such funds’ investment. As receipt of these future cash proceeds will be primarily related to a liquidity event, such as secondary offerings of stock or additional dividends paid to such funds, the 2.75x Performance Restricted shares are not considered probable of vesting until such events are consummated.  The additional future cash proceeds necessary to trigger the vesting of the 2.75x Performance Restricted shares under the terms of the original award is approximately $421,000 as of October 7, 2016. Total unrecognized equity compensation expense as of September 30, 2016, was approximately $11,000 for the 2.75x Performance Restricted shares. No equity compensation expense has been recorded during the three and nine months ended September 30, 2016 and 2015 related to the 2.75x Performance Restricted shares as their vesting was not considered probable as of September 30, 2016.

Other Grants

In accordance with the Company’s Second Amended and Restated Outside Director Compensation Policy, on June 15, 2016, 53,333 time-vesting restricted shares were granted to the non-employee directors of the Company’s Board of which 7,619 of these shares represented the grant of an initial award, which vests ratably over three years from the date of grant, subject to the outside director’s continued service on the Board through such vesting date and 45,714 of these shares vest 100% on the day before the next Annual Stockholders Meeting, subject to the outside directors’ continued service on the Board through such vesting date.

12. STOCKHOLDERS’ EQUITY

As of September 30, 2016, 91,849,408 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 3,443,178 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company.

Dividends

Prior to September 19, 2016, the Board had a policy to pay, subject to legally available funds, regular quarterly dividends.  The payment and timing of cash dividends was within the discretion of the Board and depended on many factors, including, but not limited to, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in its debt agreements and in any preferred stock, business prospects and other factors that the Board deemed relevant.  On

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

September 19, 2016, the Board declared a cash dividend of $0.10 per share of common stock, which was paid on October 7, 2016.  Subsequent to this dividend declaration, the Board also suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, share repurchases, investments in new attractions or debt repayments.

During the nine months ended September 30, 2016, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
January 15, 2016	January 22, 2016	$0.21
March 14, 2016 (a)	April 1, 2016	$0.21
June 20, 2016 (a)	July 1, 2016	$0.21
September 29, 2016	October 7, 2016	$0.10
(a)

As the Company had an accumulated deficit at the time these dividends were declared, these dividends were accounted for as a return of capital and recorded as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity.

Dividends paid to common stockholders were $56,756 in the nine months ended September 30, 2016.  The Company expects that for tax purposes all of these dividends will be treated as a return of capital to stockholders.  Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

As of September 30, 2016, the Company had $9,467 of cash dividends recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet, of which approximately $8,530 was paid on October 7, 2016. The remainder relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares carry dividend rights and therefore the dividends will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.

On April 1, 2016, the Company’s 2.25x Performance Restricted shares held by certain participants in the Company’s Omnibus Incentive Plan and Pre-IPO Incentive Plan vested and accumulated dividends were paid (see Note 11–Equity-Based Compensation for further details).  Accumulated dividends on the 2.75x Performance Restricted shares are approximately $3,700 and will be paid only if and to the extent these 2.75x Performance Restricted shares vest in accordance with their terms.  Accumulated dividends on the Bonus Performance Restricted shares were approximately $240 and will be paid only if these shares vest in accordance with their terms. Accumulated dividends on the Long-Term Incentive Performance Restricted shares were approximately $150, of which approximately $19 was recorded related to the portion of the shares considered probable of vesting.  The remainder will be paid only if the respective shares vest in accordance with their terms.  The Company does not record a dividend payable when the performance conditions on the related unvested shares are not considered probable of being achieved.

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

The Company has remaining authorization for up to $190,000 for future repurchases under the Share Repurchase Program as of September 30, 2016.  There were no share repurchases during the three and nine months ended September 30, 2016.

All of the repurchased shares from the Share Repurchase Program and shares repurchased directly from the selling stockholders concurrently with the previous secondary offerings were recorded as treasury stock at a total cost of $154,871 as of September 30, 2016 and December 31, 2015 and are reflected as a reduction to stockholders’ equity on the accompanying unaudited condensed consolidated balance sheets.

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

During the three months ended September 30, 2016, we hosted approximately 8.3 million guests in our theme parks, including approximately 1.1 million international guests, and generated total revenues of $485.3 million and net income of $65.7 million.  During the nine months ended September 30, 2016, we hosted approximately 17.6 million guests in our theme parks, including approximately 2.3 million international guests, generated total revenues of $1.08 billion and generated a net loss of $0.6 million.

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

In March 2016, we converted Aquatica San Antonio into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.  Prior to 2016, Aquatica San Antonio was only accessible to SeaWorld San Antonio guests for an additional fee. This separate gate has provided incremental attendance; however, we have also seen a shift in guests from SeaWorld San Antonio to Aquatica San Antonio. On a net basis, our Texas park locations increased by approximately 270,000 guests for the nine months ended September 30, 2016 and approximately 116,000 guests for the third quarter of 2016 when compared to the prior year periods.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 61% of our total revenue for both the three and nine months ended September 30, 2016. For the three months ended September 30, 2016, we reported $35.32 in admission per capita, representing a decrease of 2.9% from the three months ended September 30, 2015. For the nine months ended September 30, 2016, we reported $37.20 in admission per capita, representing a decrease of 1.2% from the nine months ended September 30, 2015.  Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day or annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing which on average is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For both the three and nine months ended September 30, 2016, food, merchandise and other revenue accounted for approximately 39% of our total revenue.  For the three months ended September 30, 2016, we reported $22.86 of in-park per capita spending, a decrease of 0.5% from the three months ended September 30, 2015.  For the nine months ended September 30, 2016, we reported $23.90 of in-park per capita spending, an increase of 2.0% from the nine months ended September 30, 2015.  In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, passholders, domestic or international guests) and the mix of in-park spending.  As an example, international guests tend to drive higher in-park per capita spending when compared to other guests.  See further discussion in the results of operations section which follows.

Trends Affecting Our Results of Operations

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation.  Adverse publicity concerning our business generally could harm our brands, reputation and results of operations.  The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity.  Our SeaWorld-branded parks have been the target of negative media attention concerning the killer whales – or orcas – in our care, particularly in the state of California, and we believe we experienced demand pressures in 2014 and 2015 in California, due to such media attention.  We introduced a number of initiatives, including new marketing and reputation campaigns to address public perceptions, share facts and correct misinformation.  We believe our efforts have had a positive impact on public perceptions and on our reputation as we have seen improvement in our attendance and revenue trends in California in 2016.

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

Attendance declined in the first nine months of 2016 by 441,000 guests, or 2.4%, primarily due to weakness at our Florida park locations, particularly in the first half of the year, and to a lesser extent, a decline in attendance in our Northeast park locations in the third quarter, primarily resulting from adverse weather, including the effects of Hurricane Hermine.  The weakness in Florida, a decline of approximately 432,000 guests when compared to the first nine months of 2015, can be attributed to the following factors: (i) a decline in international attendance, particularly from Latin America which decreased by approximately 328,000 guests, or 35%, when compared to the prior year period; (ii) an overall softness in the Orlando market and competitive pressures, as evidenced by reduced hotel occupancy at Orlando-area hotels and a decline in local and passholder attendance at our Orlando parks in the first half of 2016; and, to a lesser extent, (iii) adverse weather impacts due to Tropical Storm Colin in June and the effects of Hurricane Hermine at our Florida park locations.  We believe the decline in passholder attendance for SeaWorld Orlando results from less discounting on season pass products early in 2016 when compared to the same period of 2015.  Passholder attendance for SeaWorld Orlando improved by 11% in the third quarter of 2016 when compared to the third quarter of 2015.

Attendance in the third quarter of 2016 declined by 30,000 guests, or 0.4%, and was primarily impacted by adverse weather at our Northeast park locations along with a decline in international attendance, mainly from the Latin America market which decreased by approximately 93,000 guests, or 28%, compared to the third quarter of 2015.  The impact of these factors was largely offset by increased attendance in Texas, which mainly benefited from the new gate at its water park, and increased attendance in Florida during the third quarter (an increase of approximately 46,000 guests).  We believe this improvement in Florida results from new attractions which helped drive domestic attendance despite a decline in international guests, an overall decline in hotel occupancy in the Orlando market and the effects of Hurricane Hermine at our Florida park locations.

Looking ahead to the fourth quarter and 2017, we have introduced strategic season pass promotions and other ticket offers, expanded on our special events and announced an extensive 2017 new line-up of attractions, shows and events. We expect to invest approximately $175.0 million in capital spending on new attractions for 2017, one of the largest new attraction years in our more than 50 year history.  Based on early indicators, season pass sales appear to be strong as a result of the initiatives in place. However, we remain cautious as fourth quarter attendance was impacted early on by Hurricane Matthew in October which forced the closure of our parks in both Orlando and Williamsburg.

We believe the decline in international attendance results from the strengthening of the U.S. dollar against a variety of foreign currencies.  Our internal indicators show the majority of the international shortfall is coming from Brazil, which is currently facing political instability and an economic recession.  The decline from Latin America that we experienced in the first quarter of 2016 (down 32%) accelerated during the second quarter of 2016 (down 47%) but abated in the third quarter of 2016 (down 28%).  Fluctuations in foreign currency exchange rates impact our business due to the effect a strong dollar has on international tourist spending. To manage this impact going forward, we modified our international marketing to reflect more appropriate ticket offers in light of the foreign currency exchange rate pressures and we shifted portions of our marketing spend from Latin America to domestic markets. The June announcement of the Referendum of the United Kingdom's Membership of the European Union (referred to as Brexit) has introduced additional volatility and uncertainty in global stock markets and currency exchange rates which could also have an impact on our future international attendance from the United Kingdom in particular.  Historically, attendance from the United Kingdom represents approximately 5% of our total annual attendance.

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

On October 8, 2015, the California Coastal Commission approved the Blue World Project in San Diego, but attached certain conditions to its approval. Those conditions included, among other things, a prohibition against breeding orcas or transporting orcas to or from the habitat. On December 29, 2015, we filed a lawsuit against the California Coastal Commission on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over orcas, which are regulated under federal law.  As a result of the Orca Announcement, on April 18, 2016, we sent a letter to the California Coastal Commission requesting to formally withdraw our coastal development permit application for the Blue World Project habitat and discuss dismissal of the pending litigation since our legal challenge to the proposed conditions is no longer warranted. On July 27, 2016, we filed a request for dismissal to dismiss our lawsuit against the California Coastal Commission.  On October 17, 2016, we sent a letter to the California Coastal Commission objecting to the approval of the proposed revised findings for the Blue World Project.  We stated that the adoption of revised findings was not warranted or needed because of the Orca Announcement and recent changes in California law.  On November 4, 2016 the California Coastal Commission voted in the affirmative to reverse findings on the Blue World Project.

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

On April 5, 2016, following the Orca Announcement, a California lawmaker reintroduced the California Orca Protection Act which is a bill that he originally proposed in March 2014.  The bill proposed in 2014 would have ended all captive breeding and display of orcas in California.  Additionally that bill would have required that all orcas in California be retired to sea pens and/or sanctuaries. That bill was referred to interim study after its first public hearing in 2014. The reintroduced bill proposed in April 2016 seeks to primarily codify the Orca Announcement in California.  On August 26, 2016 this bill was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. As discussed above, the new orca programs we are developing will be consistent with these standards and begin in our San Diego park in 2017 with our other SeaWorld parks following by 2019.  On November 4, 2016, the California Coastal Commission granted approval to permit the renovation of the existing backdrop at the orca habitat at our San Diego park.  This approval allows us to continue to develop our new orca program in our San Diego park.

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

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We are currently assessing these opportunities while maintaining a conservative and disciplined approach towards the execution of our international development strategy.  Thus far, we have identified our international market priorities as well as our international partners within select markets. The market priorities were developed based on a specific set of criteria to ensure we expand our brands into the most attractive markets. On February 17, 2016, we moved to the next phase of our international development strategy with our partner in connection with a potential project in the Middle East (the “Middle East Project”) by (i) extending the exclusive negotiating period and (ii) providing certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to fully offset our internal expenses.  As of September 30, 2016, we have received a nonrefundable $10.0 million from our partner in consideration of the design and planning services described above which is recorded as deferred revenue in other liabilities and have incurred approximately $1.1 million of deferred costs which is recorded in other assets on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2016. On November 3, 2016, the definitive documents related to the Middle East Project were finalized and executed by the parties.  The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stage.

Dividend Policy

On September 19, 2016, our Board of Directors (the “Board”) declared a cash dividend of $0.10 per share of common stock, which was paid on October 7, 2016 to shareholders of record at the close of business on September 29, 2016. The Board also decided to suspend the Company’s quarterly dividend subsequent to this dividend declaration to allow the Company greater flexibility to deploy capital to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, share repurchases, investments in new attractions or debt repayments.  Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon, among other things, the Company’s financial condition, capital needs, covenants, economic conditions and other factors that the Board may deem relevant.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but instead reviewed for impairment at least annually on December 1, and as of an interim date should factors or indicators become apparent that would require an interim test, with ongoing recoverability based on applicable reporting unit overall financial performance and consideration of significant events or changes in the overall business environment or macroeconomic conditions.  Such events or changes in the overall business environment could include, but are not limited to, significant negative trends or unanticipated changes in the competitive or macroeconomic environment.

During the third quarter of 2016, which is one of our largest quarters, due to year to date financial performance through September 30, 2016 driven primarily by a decline in international attendance along with competitive pressures and an overall softness in the Orlando market, we determined that a triggering event occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit which had goodwill recorded of approximately $269.0 million.

The first step of our interim goodwill impairment test is a comparison of the fair value of the reporting unit, determined using the income and market approach, to its carrying value. If the carrying value exceeds the fair value, the second step quantifies any impairment write-down by comparing the current implied value of goodwill to the recorded goodwill balance.  Significant judgments required in this testing process may include projecting future cash flows, determining appropriate discount rates and other assumptions.  The results of step one of the interim goodwill impairment test as of September 30, 2016, indicated that the fair value for the reporting unit exceeded its carrying value and as a result, step two of the goodwill impairment test was not required.  Given the current macroeconomic environment and the uncertainties regarding the related impact on the reporting unit’s financial performance, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. We calculated that the estimated fair value of the reporting unit exceeded its respective carrying value by approximately 14%.  A key assumption utilized in the reporting unit’s goodwill analysis was a weighted average cost of capital of 9.0%.

If our assumptions, including projections of future cash flows and financial performance, as well as the economic outlook  for the reporting unit are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2016, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.  See Note 1–Description of the Business and Basis of Presentation–Goodwill and Other Indefinite-Lived Intangible Assets in our notes to the unaudited condensed consolidated financial statements for further details.

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

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests, consumer confidence and other factors beyond our control, including the potential spread of contagious diseases, such as the Zika virus. Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, domestic or international guests) and the mix of in-park spending.  For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Operating expenses for the first nine months of 2016 increased $28.5 million, or 5.3%, when compared to the prior year period.  The increase primarily relates to an increase in other direct labor and benefit costs, an increase in equity compensation expense and an increase in asset write-offs largely related to $6.4 million associated with the Blue World Project.  The increase in other direct labor and benefit costs resulted primarily from wage and merit increases.  The additional equity compensation expense relates to an increase of $9.8 million primarily associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).

Selling, general and administrative expenses during the first nine months of 2016 increased $24.5 million, or 14.2%, when compared to the prior year period.  The increase primarily relates to an increase of $20.0 million in equity compensation expense primarily related to the 2.25x Performance Restricted shares which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).  In addition to the increase in equity compensation expense, selling, general and administrative expenses also increased by $11.2 million related to barter expense, which was partially offset by targeted costs savings initiatives and a decrease in marketing and reputation costs.

Following a fundamental review of our cost structure, we are executing a comprehensive cost optimization program that is expected to reduce costs by approximately $65.0 million, with a targeted $40.0 million in net savings by the end of 2018.

During the first quarter of 2016, we removed deep-water lifting floors from the orca habitats at each of our three SeaWorld-branded theme parks.  The deep-water lifting floors were intended as another safety tool for conducting in-water training in the deeper pools. The lifting floors located in the medical pools, where our orca in-water training currently takes place, were not affected. That training will continue as an essential part of our overall safety program.  Having safely and successfully conducted in-water training in the medical pools for almost 4 years, our safety and zoological professionals determined that the deep-water lifting floors in the deeper pools were no longer needed. This change provides more space for the animals, and increases the time that the deep-water pool is available by eliminating downtime for maintenance and cleaning. As a result, during the first quarter of 2016, we recorded $33.7 million of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, we also recorded approximately $6.4 million in asset write-offs associated with the Blue World Project.

On February 22, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on March 14, 2016, which was paid on April 1, 2016.  Based on this dividend payment, certain performance-vesting restricted shares (the “2.25x Performance Restricted shares”) held by some of our equity plan participants vested on April 1, 2016.  During the nine months ended September 30, 2016, we recognized $27.5 million of total equity compensation expense (recorded in selling, general and administrative expenses and in operating expenses) and recorded approximately $3.4 million of accumulated dividends related to these 2.25x Performance Restricted shares.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended September 30, 2016 and 2015. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table presents key operating and financial information for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30,		Variance
	2016	2015	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$294,605	$304,626	$(10,021)	(3.3%)
Food, merchandise and other	190,713	192,313	(1,600)	(0.8%)
Total revenues	485,318	496,939	(11,621)	(2.3%)
Costs and expenses:
Cost of food, merchandise and other revenues	35,854	36,959	(1,105)	(3.0%)
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $505 and $267 for the three months ended September 30, 2016 and 2015, respectively)	198,754	196,931	1,823	0.9%
Selling, general and administrative (includes equity compensation of $2,040 and $1,282 for the three months ended September 30, 2016 and 2015, respectively)	57,148	47,684	9,464	19.8%
Depreciation and amortization	40,921	44,505	(3,584)	(8.1%)
Total costs and expenses	332,677	326,079	6,598	2.0%
Operating income	152,641	170,860	(18,219)	(10.7%)
Other expense, net	72	41	31	75.6%
Interest expense	15,137	15,019	118	0.8%
Income before income taxes	137,432	155,800	(18,368)	(11.8%)
Provision for income taxes	71,777	57,850	13,927	24.1%
Net income	$65,655	$97,950	$(32,295)	(33.0%)
Other data:
Attendance	8,341	8,371	(30)	(0.4%)
Total revenue per capita	$58.18	$59.36	$(1.18)	(2.0%)

Admissions revenue. Admissions revenue for the three months ended September 30, 2016 decreased $10.0 million, or 3.3%, to $294.6 million as compared to $304.6 million for the three months ended September 30, 2015. The decrease in admissions revenue was primarily a result of a decline in admission per capita and, to a lesser extent, a slight decline in attendance of approximately 30,000 guests, or 0.4%.  Admission per capita decreased by 2.9% to $35.32 for the third quarter of 2016 compared to $36.39 in the prior year quarter.  The decline results primarily from an unfavorable park attendance mix, resulting from more guest concentration at our water parks and the new gate for Aquatica San Antonio, along with the impact of fewer international guests compared to the third quarter of 2015.  These factors were partially offset by an increase in admissions per capita due to additional revenue from barter transactions, which are offset in expenses.  Attendance in the third quarter was primarily impacted by adverse weather at our Northeast park locations, including the effects of Hurricane Hermine, along with a decline in international attendance, mainly from Latin America which decreased in attendance by approximately 93,000 guests, or 28%, compared to the third quarter of 2015.  The impact of these factors was largely offset by increased attendance in Texas, which mainly benefited from the new gate at its water park, and increased attendance in Florida during the third quarter (an increase of approximately 46,000 guests).  We believe this improvement in Florida results from new attractions which helped drive increased domestic attendance despite a decline in international guests, an overall decline in hotel occupancy in the Orlando market and the effects of Hurricane Hermine at our Florida park locations.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2016 decreased $1.6 million, or 0.8%, to $190.7 million as compared to $192.3 million for the three months ended September 30, 2015. The decrease relates to a decline in in-park per capita spending along with the decline in attendance.  In-park per capita spending declined slightly by 0.5% to $22.86 in the third quarter of 2016 compared to $22.97 in the third quarter of 2015.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2016 decreased $1.1 million, or 3.0%, to $35.9 million as compared to $37.0 million for the three months ended September 30, 2015.  These costs represent 18.8% and 19.2% of the related revenue earned for the three months ended September 30, 2016 and 2015, respectively.  The decrease as a percentage of revenue relates to ongoing cost savings initiatives.

Operating expenses. Operating expenses for the three months ended September 30, 2016 increased $1.8 million, or 0.9%, to $198.8 million as compared to $196.9 million for the three months ended September 30, 2015.  The increase primarily relates to an increase in direct labor and benefit costs resulting from wage and merit increases, partially offset by targeted cost savings initiatives.  Operating expenses were 41.0% of total revenues for the three months ended September 30, 2016 compared to 39.6% for the three months ended September 30, 2015.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2016 increased $9.5 million, or 19.8%, to $57.1 million as compared to $47.7 million for the three months ended September 30, 2015.  The increase primarily relates to an increase in barter expense of $4.9 million, planned increases in marketing costs and increased labor and benefit costs, partially offset by targeted cost savings initiatives.  As a percentage of total revenue, selling, general and administrative expenses were 11.8% in the three months ended September 30, 2016 compared to 9.6% in the three months ended September 30, 2015.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2016 decreased $3.6 million, or 8.1%, to $40.9 million as compared to $44.5 million for the three months ended September 30, 2015. The decrease in depreciation and amortization expense is primarily a result of the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the three months ended September 30, 2016 increased $0.1 million, or 0.8%, to $15.1 million as compared to $15.0 million for the three months ended September 30, 2015.

Provision for income taxes. Provision for income taxes in the three months ended September 30, 2016 was $71.8 million compared to $57.9 million for the three months ended September 30, 2015.  The increase primarily resulted from a larger increase in the year to date pretax income between the second and third quarter of 2016 compared to the change in the year to date pretax income between the second and third quarter of 2015. Our consolidated effective tax rate was 52.2% for the three months ended September 30, 2016 compared to 37.1% for the three months ended September 30, 2015.  The estimated annual effective tax rate increased due to a significant decrease in projected annual pretax income year over year, permanent items primarily related to equity-based compensation and an increase in projected annual state tax expense.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table presents key operating and financial information for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30,		Variance
	2016	2015	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$655,510	$679,917	$(24,407)	(3.6%)
Food, merchandise and other	421,185	423,230	(2,045)	(0.5%)
Total revenues	1,076,695	1,103,147	(26,452)	(2.4%)
Costs and expenses:
Cost of food, merchandise and other revenues	81,768	83,974	(2,206)	(2.6%)
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $10,371 and $595 for the nine months ended September 30, 2016 and 2015, respectively)	570,480	541,944	28,536	5.3%
Selling, general and administrative (includes equity compensation of $24,225 and $4,205 for the nine months ended September 30, 2016 and 2015, respectively)	196,534	172,082	24,452	14.2%
Restructuring and other related costs	112	267	(155)	(58.1%)
Depreciation and amortization	156,677	138,469	18,208	13.1%
Total costs and expenses	1,005,571	936,736	68,835	7.3%
Operating income	71,124	166,411	(95,287)	(57.3%)
Other expense, net	48	511	(463)	(90.6%)
Interest expense	44,297	50,929	(6,632)	(13.0%)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	20,348	(20,348)	(100.0%)
Income before income taxes	26,779	94,623	(67,844)	(71.7%)
Provision for income taxes	27,405	34,462	(7,057)	(20.5%)
Net (loss) income	$(626)	$60,161	$(60,787)	(101.0%)
Other data:
Attendance	17,622	18,063	(441)	(2.4%)
Total revenue per capita	$61.10	$61.07	$0.03	0.0%

Admissions revenue. Admissions revenue for the nine months ended September 30, 2016 decreased $24.4 million, or 3.6%, to $655.5 million as compared to $679.9 million for the nine months ended September 30, 2015. The decrease in admissions revenue was primarily a result of a decline in attendance of 2.4%, along with a slight decrease of 1.2% in admissions per capita when compared to the first nine months of 2015.  Attendance declined in the first nine months of 2016 primarily due to weakness at our Florida park locations, particularly in the first half of the year, and to a lesser extent, a decline in attendance in our Northeast park locations in the third quarter primarily resulting from adverse weather, including the effects of Hurricane Hermine.  The weakness in Florida, a decline of approximately 432,000 guests when compared to the first nine months of 2015, can be attributed to the following factors: (i) a decline in international attendance, particularly from Latin America which decreased by approximately 328,000 guests, or 35%, when compared to the prior year period; (ii) an overall softness in the Orlando market and competitive pressures, as evidenced by reduced hotel occupancy at Orlando-area hotels and a decline in local and passholder attendance at our Orlando parks in the first half of 2016; and, to a lesser extent, (iii) adverse weather impacts due to Tropical Storm Colin in June and the effects of Hurricane Hermine at our Florida park locations.  We believe the decline in passholder attendance for SeaWorld Orlando results from less discounting on season pass products early in 2016 when compared to the same period of 2015.  Passholder attendance for SeaWorld Orlando improved by 11% in the third quarter of 2016 when compared to the third quarter of 2015.  Admission per capita decreased by 1.2% to $37.20 in the nine months ended September 30, 2016 compared to $37.64 in the nine months ended September 30, 2015.  The decline results primarily from an unfavorable park attendance mix, resulting from more guest concentration at our water parks and the new gate for Aquatica San Antonio, along with the impact of fewer international guests compared to the first nine months of 2015.  These factors were partially offset by an increase in admissions per capita due to additional revenue from barter transactions, which are offset in expenses.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2016 decreased $2.0 million, or 0.5%, to $421.2 million as compared to $423.2 million for the nine months ended September 30, 2015. This decrease results from the decline in attendance largely offset by a 2.0% increase in in-park per capita spending to $23.90 in the nine months ended September 30, 2016 compared to $23.43 in the nine months ended September 30, 2015. In-park per capita spending improved primarily due to increased sales of in-park products, such as front of the line “Quick Queue” access.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2016 decreased $2.2 million, or 2.6%, to $81.8 million as compared to $84.0 million for the nine months ended September 30, 2015.  These costs represent 19.4% and 19.8% of the related revenue earned for the nine months ended September 30, 2016 and 2015, respectively.

Operating expenses. Operating expenses for the nine months ended September 30, 2016 increased $28.5 million, or 5.3%, to $570.5 million as compared to $541.9 million for the nine months ended September 30, 2015, primarily related to an increase in other direct labor and benefit costs, an increase in equity compensation expense and an increase in asset write-offs largely related to $6.4 million associated with the Blue World Project.  The increase in other direct labor and benefit costs resulted primarily from wage and merit increases.  The additional equity compensation expense relates to an incremental $9.8 million primarily associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).  Operating expenses were 53.0% of total revenues for the nine months ended September 30, 2016 compared to 49.1% for the nine months ended September 30, 2015.

Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 2016 increased $24.5 million, or 14.2%, to $196.5 million as compared to $172.1 million for the nine months ended September 30, 2015.  The increase primarily relates to an increase of $20.0 million in equity compensation expense primarily related to the 2.25x Performance Restricted shares which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).  In addition to the increase in equity compensation expense, selling, general and administrative expenses also increased by $11.2 million related to barter expense which was partially offset by targeted costs savings initiatives and a decrease in marketing and reputation costs. As a percentage of total revenue, selling, general and administrative expenses were 18.3% in the nine months ended September 30, 2016 compared to 15.6% in the nine months ended September 30, 2015.

Restructuring and other related costs. Restructuring and other related costs for the nine months ended September 30, 2016 represent severance associated with certain positions that were eliminated in the first quarter of 2016.  Restructuring and other related costs for the nine months ended September 30, 2015 represent salaries and severance for individuals with continuing service obligations, which were impacted by the restructuring program announced in December 2014.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2016 increased $18.2 million, or 13.1%, to $156.7 million as compared to $138.5 million for the nine months ended September 30, 2015. The increase in depreciation and amortization expense is primarily a result of $33.7 million in accelerated depreciation incurred in the first quarter of 2016 due to the disposal of deep-water lifting floors from our orca habitats along with new asset additions, partially offset by fully depreciated assets and asset retirements.

Interest expense. Interest expense for the nine months ended September 30, 2016 decreased $6.6 million, or 13.0%, to $44.3 million as compared to $50.9 million for the nine months ended September 30, 2015 due to the redemption of the 11.0% Senior Notes in April 2015 which were replaced with new Term B-3 loans at a lower interest rate (effective rate of 4.33% as of September 30, 2016).  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Provision for income taxes. Provision for income taxes in the nine months ended September 30, 2016 was $27.4 million compared to $34.5 million for the nine months ended September 30, 2015.  The decrease primarily resulted from lower pretax income in the first nine months of 2016 compared to the first nine months of 2015 as well as an increase in the estimated annual effective tax rate. Our consolidated effective tax rate was 102.3% for the nine months ended September 30, 2016 compared to 36.4% for the nine months ended September 30, 2015. The estimated annual effective tax rate increased due to a significant decrease in projected annual pretax income year over year, permanent items primarily related to equity-based compensation and an increase in projected annual state tax expense.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), common stock dividends and share repurchases. As of September 30, 2016, we had a working capital deficit of approximately $84.4 million. We typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

Dividends

Prior to September 19, 2016, the Board had a policy to pay, subject to legally available funds, a regular quarterly dividend.  The payment and timing of cash dividends was within the discretion of the Board and depended on many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deemed relevant.  On September 19, 2016, the Board declared a cash dividend of $0.10 per share of common stock.  Subsequent to this dividend declaration, the Board also suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long-term returns to shareholders such as, but not limited to, share repurchases, investments in new attractions or debt repayments.

Dividends paid to stockholders were $56.8 million in the nine months ended September 30, 2016, related primarily to dividend declarations to stockholders of record as of January 15, March 14 and June 20, 2016.  On October 7, 2016, an additional $8.5 million in dividends were paid primarily related to a dividend declaration to stockholders of record as of September 29, 2016.  The Company expects that for tax purposes, a portion of the dividends, if not all, paid in 2016 will be treated as a return of capital to stockholders.

Due to the March 14, 2016 dividend declaration, certain performance-vesting restricted shares (the “2.25x Performance Restricted shares”) held by some of our equity plan participants vested on April 1, 2016.  We recognized $27.5 million of equity compensation expense and recorded and paid approximately $3.4 million of accumulated dividends related to these 2.25x Performance Restricted shares during the nine months ended September 30, 2016.

Approximately $0.9 million of dividends declared through September 30, 2016 relate to unvested time restricted shares and unvested performance-vesting restricted shares with a performance condition considered probable of being achieved and will be paid if the awards vest in accordance with their terms.  Accumulated dividends on certain performance-vesting restricted share awards that are not considered probable of vesting as of September 30, 2016 were approximately $4.1 million and will be paid only if and to the extent the shares vest in accordance with their terms.

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

Pursuant to the Share Repurchase Program, we have approximately up to $190.0 million authorized and available for future repurchases as of September 30, 2016. There were no share repurchases during the three and nine months ended September 30, 2016.  We expect to opportunistically repurchase shares in the open market during the remainder of 2016.  See Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details.

Other

In June 2015, we entered into five forward interest rate swap agreements (“the Forward Swaps”) to effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Forward Swaps became effective on September 30, 2016; have a total notional amount of $1.0 billion; and mature on May 14, 2020. See Note 6–Long-Term Debt and Note 7–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements for further details.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under the Revolving Credit Facility will be adequate to meet the capital expenditures and working capital requirements of our operations for at least the next 12 months.

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$258,871	$279,920
Net cash used in investing activities	(136,120)	(117,508)
Net cash used in financing activities	(85,915)	(86,667)
Net increase in cash and cash equivalents	$36,836	$75,745

Cash Flows from Operating Activities

Net cash provided by operating activities was $258.9 million during the nine months ended September 30, 2016 as compared to $279.9 million during the nine months ended September 30, 2015.  The change in net cash provided by operating activities was primarily impacted by a decline in revenue along with an increase in operating expenses, primarily direct labor and benefit costs, offset by the receipt of $10.0 million in connection with our Middle East Project.  See Note 1–Description of the Business and Basis of Presentation-Revenue Recognition in our notes to the unaudited condensed consolidated financial statements for further details.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the nine months ended September 30, 2016 consisted primarily of capital expenditures of $135.5 million largely related to future attractions.

Net cash used in investing activities during the nine months ended September 30, 2015 consisted primarily of $117.1 million of capital expenditures largely related to attractions that opened in 2016.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2016 was primarily attributable to a net repayment of $15.0 million on our revolving credit facility, $56.8 million in cash dividends paid to common stockholders and $12.6 million paid on our Term B-2 and Term B-3 Loans under the Senior Secured Credit Facilities, as defined below. As of September 30, 2016, we had no amounts outstanding under our Revolving Credit Facility.

Net cash used in financing activities during the nine months ended September 30, 2015 was primarily attributable to $271.9 million in repayment of long-term debt, which included the early redemption of $260.0 million of our then-existing Senior Notes, $54.4 million in cash dividends paid to common stockholders, $20.7 million used for treasury stock purchases of which $5.7 million related to repurchases from December 2014 that settled in January 2015, and $14.3 million paid as a redemption premium related to the then-existing Senior Notes and $4.6 million paid in debt issuance costs related to the Term B-3 Loans, offset by $280.0 million in proceeds from the issuance of the Term B-3 Loans under the Senior Secured Credit Facilities, as defined below.

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

As of September 30, 2016, our Senior Secured Credit Facilities consisted of a $1,327.9 million senior secured term loan facility (the “Term B-2 Loans”), and $245.8 million in additional term loans (the “Term B-3 Loans”) which will mature on May 14, 2020 along with a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon as of September 30, 2016.  The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the term loans, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of September 30, 2016, SEA had approximately $17.2 million of outstanding letters of credit, leaving approximately $175.3 million available for borrowing.

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

The Senior Secured Credit Facilities defines “Adjusted EBITDA” as net income before interest expense, income tax expense, depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the Senior Secured Credit Facilities.  Adjusted EBITDA as defined in the Senior Secured Credit Facilities is consistent with our reported Adjusted EBITDA.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of September 30, 2016, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.73 to 1.00, which results in a $90.0 million capacity for restricted payments in the year ending December 31, 2016. During the nine months ended September 30, 2016, we have used approximately $66.0 million of our available restricted payments capacity. As a result, we currently have the ability to declare dividends or make certain other restricted payments in an aggregate amount of up to approximately $24.0 million for the remainder of calendar year 2016, provided that the Total Leverage Ratio does not exceed 5.00 to 1.00, measured quarterly on a Pro Forma Basis after giving effect to any such restricted payment. However, the amount available for share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements.

As of September 30, 2016, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

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

The following table reconciles Adjusted EBITDA to net income for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited, in thousands)
Net income (loss)	$65,655	$97,950	$(626)	$60,161
Provision for income taxes	71,777	57,850	27,405	34,462
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	—	—	20,348
Interest expense	15,137	15,019	44,297	50,929
Depreciation and amortization	40,921	44,505	156,677	138,469
Equity-based compensation expense (b)	2,545	1,549	34,596	4,800
Other non-cash expenses (c)	1	280	6,645	4,310
Other business optimization costs (d)	103	—	1,939	—
Other adjusting items (e)	(117)	—	2,705	—
Other items (f)	—	307	233	307
Adjusted EBITDA(g)	$196,022	$217,460	$273,871	$313,786

(a)

Reflects a $14.3 million premium paid for the early redemption in April 2015 of $260.0 million of our then-existing Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs in the nine months ended September 30, 2015.

(b)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation and includes $27.5 million in the nine months ended September 30, 2016 associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).

(c)

Reflects non-cash expenses related to miscellaneous asset write-offs, including $6.4 million in the nine months ended September 30, 2016 associated with the Blue World Project, and non-cash losses on derivatives.

(d)

Reflects business optimization and other strategic initiative costs primarily composed of $0.1 million and $1.6 million of third party consulting costs incurred in the three and nine months ended September 30, 2016, respectively.  Also for the nine months ended September 30, 2016, includes $0.4 million of restructuring and related costs associated with severance and other employment expenses for certain positions eliminated in the first quarter of 2016 as a result of cost saving initiatives. The Adjusted EBITDA calculations presented in the table above do not reflect certain 2015 other business optimization costs incurred due to limitations as described in footnote (g) below.

(e)

Reflects an adjustment of $0.1 million and costs incurred of $2.6 million related to product and intellectual property development costs for the three and nine months ended September 30, 2016, respectively, and approximately $0.1 million of state franchise taxes paid in the nine months ended September 30, 2016. State franchise taxes were not included in the prior year quarter.  The Adjusted EBITDA calculations presented in the table above do not reflect certain 2015 other adjusting items incurred due to limitations as described in footnote (g) below.

(f)

Reflects the impact of certain items which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. The credit agreement allows these items to be excluded on an after-tax basis only, and accordingly, these items are presented net of related taxes of approximately $0.1 million in the nine months ended September 30, 2016 and $0.2 million in the three and nine months ended September 30, 2015.

(g)

For covenant calculation purposes under our credit agreement, the amount which we are able to add back to Adjusted EBITDA for other business optimization costs and certain other adjusting items, including restructuring costs and product and intellectual property development costs, is limited to $10.0 million for any four consecutive quarters (with certain unused amounts carried over from the prior fiscal year). Due to these limitations, the Adjusted EBITDA calculations presented in the table above do not reflect $0.3 million related to restructuring and other related costs in the nine months ended September 30, 2015 and $1.3 million and $2.5 million of product and intellectual property development costs incurred in the three and nine months ended September 30, 2015, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $15.1 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at September 30, 2016, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $573.7 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $6.1 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the third quarter of 2016.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2016	July 31, 2016	353	$14.16	—	$190,000,035
August 1, 2016	August 31, 2016	—	$—	—	190,000,035
September 1, 2016	September 30, 2016	21,382	$12.89	—	190,000,035
		21,735		—	$190,000,035

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Committee Membership Changes

On October 12, 2016, the Company’s Board of Directors (the “Board”) amended the Charter of the Regulatory & Governmental Affairs Committee of the Board to delete the provision stating that the Chairperson of the Board shall be an ex officio, voting member of the Regulatory & Governmental Affairs Committee of the Board.  In connection with the foregoing, David F. D’Alessandro resigned from the Regulatory & Governmental Affairs Committee of the Board.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: November 9, 2016	By: /s/ Peter J. Crage
Peter J. Crage
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2016	By: /s/ Marc G. Swanson
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