Form 10-K
period 2016-12-31
SeaWorld Entertainment, Inc.
filed 2017-03-01
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $969,166,737 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange.  For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 88,835,076 shares of Common Stock, par value $0.01 per share as of February 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2017 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” “SeaWorld,”  “we,” “our” or “us” in this Annual Report on Form 10-K refer to SeaWorld Entertainment, Inc. and its consolidated subsidiaries, (ii) references to “Blackstone” refer to certain investment funds affiliated with The Blackstone Group L.P., (iii) references to the “Partnerships” refer, collectively, as applicable, to ten limited partnerships owned by affiliates of Blackstone and certain co-investors: SW Delaware L.P., SW Delaware A L.P., SW Delaware B L.P., SW Delaware C L.P., SW Delaware D L.P., SW Delaware E L.P., SW Delaware F L.P. (f/k/a SW Cayman F L.P.), SW Delaware Co-Invest L.P. (f/k/a SW Cayman Co-Invest L.P.), SW Delaware (GS) L.P. and SW Delaware (GSO) L.P. provided that, as of August 25, 2014, SW Delaware (GS) L.P.  no longer owned shares of the Company’s common stock,  (iv) references to “ABI” refer to Anheuser-Busch, Incorporated, (v) references to “guests” refer to our theme park visitors, (vi) references to “customers” refer to any consumer of our products and services, including guests of our theme parks, (vii) references to the “TEA/AECOM Report” refer to the 2015 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2016,  (viii) references to the “2016 Amusement Today Annual Survey” or the “Amusement Today 2016 Golden Ticket Awards” refer to the Amusement Today 2016 Golden Ticket Awards, Vol. 20, issue 6.2 dated September 2016 and (ix) references to the “IBISWorld Report” refer to the IBISWorld Industry Report 71311: Amusement Parks in the US dated April 2016. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM Report and theme park industry statistics are based on the IBISWorld Report.

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
•

various factors beyond our control adversely affecting attendance and guest spending at our theme parks, including the potential spread of travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS;

•	incidents or adverse publicity concerning our theme parks;
•	a decline in discretionary consumer spending or consumer confidence;
•

significant portion of revenues generated in the States of Florida, California and Virginia and the Orlando market, and any risks affecting such markets, such as natural disasters, severe weather and travel-related disruptions or incidents;

•	seasonal fluctuations;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;

•	increased labor costs and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	loss of key personnel;
•	unionization activities or labor disputes;
•	inability to meet workforce needs;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	our substantial leverage;
•	inability to realize the benefits of acquisitions or other strategic initiatives;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses;
•	delays or restrictions in obtaining permits;
•	policies of the recently elected U.S. president and his administration;
•	actions of activist stockholders;
•	the ability of affiliates of The Blackstone Group L.P to significantly influence our decisions;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Annual Report on Form 10-K apply only as of the date of this Annual Report on Form 10-K or as the date they were made and, except as required by applicable law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I.

Item 1.  Business

Company Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands including SeaWorld, Busch Gardens and Sea Rescue. Over our more than 50 year history, we have built a diversified portfolio of 12 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

During the year ended December 31, 2016, we hosted approximately 22.0 million guests in our theme parks, including approximately 2.9 million international guests. In the year ended December 31, 2016, we had total revenues of $1.34 billion and generated a net loss of $12.5 million.

We generate revenue primarily from selling admission to our theme parks and from purchases of food, merchandise and other spending. For the year ended December 31, 2016, theme park admissions accounted for approximately 61% of our total revenue, and food, merchandise and other revenue accounted for approximately 39% of our total revenue. Over the same period of time, we reported $37.17 in admission per capita (calculated as admissions revenue divided by total attendance) and $23.93 in-park per capita spending (calculated as food, merchandise and other revenue divided by total attendance).

In November 2015, we communicated our roadmap to stabilize our business to drive sustainable growth.  This strategic plan encompasses five key points which include (i) providing experiences that matter; (ii) delivering distinct guest experiences that are fun and meaningful; (iii) pursuing organic and strategic revenue growth; (iv) addressing the challenges we face; and (v) financial discipline.  The plan is intended to build on our strong business fundamentals by evolving the guest experience to align with consumer preferences for experiences that matter.  Through family entertainment and distinct experiences and attractions, we provide our guests an opportunity to explore and learn more about the natural world and the plight of animals in the wild, to be inspired and to act to make a better world. The plan includes a new approach to in-park activities as well as “turning parks inside out” by taking our guests behind the scenes to provide a better understanding of our veterinary care and animal rescue operations. Other elements of the plan include implementing a simplified pricing model, targeted capital investments in new attractions across our parks, and an ongoing focus on cost control as part of a larger commitment to overall financial discipline.  Additionally, we announced a new resort strategy that will include evaluating opportunities which could include purchasing or developing resort properties in or near some of our parks.  We also recently announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi (see the “International Development Strategy” section which follows).

On March 17, 2016, we announced that we have ended all orca breeding and the orcas currently in our care will be the last generation of orcas at SeaWorld (the “Orca Announcement”).  We also announced that we will introduce new, inspiring, natural orca encounters and phase out our current theatrical shows, as part of our ongoing commitment to education, marine science research, and rescue of marine animals. These programs will focus on orca enrichment, exercise, and overall health. This change will start in our SeaWorld San Diego park in 2017, and will be at all three SeaWorld parks by 2019. In conjunction with the Orca Announcement, the orca habitat expansion we previously disclosed (the “Blue World Project”), as originally designed and planned, will not move forward and we will spend significantly less capital than the originally proposed Blue World Project.  The “new” SeaWorld will maintain our unique value proposition of providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We have implemented an integrated marketing plan designed to attract new and repeat guests to the “new” SeaWorld with its unique blend of compelling animal experiences and new rides and attractions for the whole family.  See the “Capital Improvements” section which follows for a discussion of new rides and attractions.

As one of the world’s foremost zoological organizations and a global leader in animal welfare, training, husbandry, veterinary care and marine animal rescue, we are committed to helping protect and preserve the environment and the natural world. For more information, see the “—Our Animals” and “—Philanthropy and Community Relations” sections included elsewhere in this Annual Report on Form 10-K.

Recent Developments

Potential Debt Refinancing Transaction

We are currently exploring a potential refinancing of our existing senior secured credit facilities in order to improve our capital structure by extending maturities and improving certain other terms of our debt.  The debt refinancing will be subject to certain customary closing conditions and there can be no assurance that we will be successful in completing the refinancing on any particular terms or at all.

Restructuring Program

On December 6, 2016, we committed to and implemented a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2016 Restructuring Program”). The 2016 Restructuring Program is part of our previously announced comprehensive cost optimization program that is expected to reduce costs by approximately $65.0 million, with a targeted $40.0 million in net savings by the end of 2018. The 2016 Restructuring Program involved the elimination of approximately 320 positions by the end of the fourth quarter of fiscal year 2016 across our twelve theme parks and our headquarters. As a result, we recorded approximately $8.9 million in pre-tax restructuring charges in the fourth quarter of 2016 related to severance and other related expenses incurred in connection with the 2016 Restructuring Program. See Note 4–Restructuring Programs and Separation Costs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We assess these opportunities while maintaining a conservative and disciplined approach towards the execution of our international development strategy.  We have identified certain international market priorities as well as identified certain international partners within such markets for prioritization of our resources. The market priorities were developed based on a specific set of criteria to ensure we expand our brands into the most attractive markets.

On December 13, 2016, we announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island (the “Middle East Project”).   As part of this partnership, we are providing certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses.  As of December 31, 2016, we have received a nonrefundable payment of $10.0 million from our partner in consideration of the design and planning services described above which is recorded as deferred revenue in other liabilities and have incurred approximately $2.8 million of deferred costs which is recorded in other assets on the accompanying consolidated balance sheet as of December 31, 2016. On November 3, 2016, the definitive documents related to the Middle East Project were finalized and executed by the parties.

This next generation SeaWorld Abu Dhabi will also introduce the United Arab Emirates’ (“UAE”) first dedicated marine life research, rescue rehabilitation and return center with world-class facilities and resources for the care and conservation of local marine life.  Planned to open ahead of the marine life themed park, the facility will provide an important resource for UAE nationals and residents looking to develop or enhance expertise in marine life sciences and will serve as a hub for collaboration with local and international environmental organizations and projects.

SeaWorld Abu Dhabi will be the first new SeaWorld without orcas, and will integrate up-close animal experiences, mega attractions and a world class aquarium, bringing the latest technology in visitor engagement.  SeaWorld Abu Dhabi is expected to open by 2022.  The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stage.

For a discussion of certain risks associated with our international development strategy, including the Middle East Project, see “Risk Factors” included elsewhere in this Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—We may not realize the benefits of acquisitions or other strategic initiatives.”

Dividend Policy

In September 2016, our Board of Directors (the “Board”) suspended the Company’s quarterly dividend to allow the Company greater flexibility to deploy capital, when possible, to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, investments in new attractions, debt repayments or share repurchases.  Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon, among other things, the Company’s financial condition, capital needs, covenants, economic conditions and other factors that the Board may deem relevant.

Other Matters

In March 2016, we converted Aquatica San Antonio into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.  Prior to 2016, Aquatica San Antonio was only accessible to SeaWorld San Antonio guests for an additional fee. This separate gate has provided incremental attendance; however, we have also seen a shift in guests from SeaWorld San Antonio to Aquatica San Antonio. Total combined attendance at our Texas park locations increased by approximately 330,000 guests in 2016 when compared to 2015.

On February 22, 2016, the Board declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on March 14, 2016, which was paid on April 1, 2016.  Based on this dividend payment, certain performance-vesting restricted shares originally granted on or before our initial public offering in 2013 (the “2.25x Performance Restricted shares”) held by some of our equity plan participants vested on April 1, 2016.  During the year ended December 31, 2016, we recognized $27.5 million of total equity compensation expense (recorded in selling, general and administrative expenses and in operating expenses) and recorded approximately $3.4 million of accumulated dividends related to these 2.25x Performance Restricted shares.  See Note 18–Equity-Based Compensation in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

During the first quarter of 2016, we removed deep-water lifting floors from the orca habitats at each of our three SeaWorld-branded theme parks.  The deep-water lifting floors were intended as another safety tool for conducting in-water training in the deeper pools. The lifting floors located in the medical pools, where our orca in-water training currently takes place, were not affected. That training will continue as an essential part of our overall safety program.  Having safely and successfully conducted in-water training in the medical pools for almost 4 years, our safety and zoological professionals determined that the deep-water lifting floors in the deeper pools were no longer needed. This change provides more space for the animals, and increases the time that the deep-water pool is available by eliminating downtime for maintenance and cleaning. As a result, during the first quarter of 2016, we recorded $33.7 million of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive (loss) income during the year ended December 31, 2016. During the year ended December 31, 2016, we also recorded approximately $6.4 million in asset write-offs associated with the canceled Blue World Project.

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

On October 8, 2015, the California Coastal Commission approved our plan to build a new killer whale habitat (the “Blue World Project”) in San Diego. On October 8, 2015, the California Coastal Commission approved the Blue World Project in San Diego, but attached certain conditions to its approval. Those conditions included, among other things, a prohibition against breeding orcas or transporting orcas to or from the habitat. On December 29, 2015, we filed a lawsuit against the California Coastal Commission on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over orcas, which are regulated under federal law.  As a result of the Orca Announcement, on April 18, 2016, we sent a letter to the California Coastal Commission requesting to formally withdraw our coastal development permit application for the Blue World Project habitat and discuss dismissal of the pending litigation since our legal challenge to the proposed conditions is no longer warranted. On July 27, 2016, we filed a request for dismissal to dismiss our lawsuit against the California Coastal Commission.  On October 17, 2016, we sent a letter to the California Coastal Commission objecting to the approval of the proposed revised findings for the Blue World Project.  We stated that the adoption of revised findings was not warranted or needed because of the Orca Announcement and recent changes in California law.  On November 4, 2016 the California Coastal Commission voted in the affirmative to reverse findings on the Blue World Project.

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

On August 26, 2016, following the Orca Announcement, the California Orca Protection Act was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. As discussed above, the new orca programs we are developing will be consistent with these standards and begin in our San Diego park in 2017 with our other SeaWorld parks following by 2019.  On November 4, 2016, the California Coastal Commission granted approval to permit the renovation of the existing backdrop at the orca habitat at our San Diego park.  This approval allows us to continue to develop our new orca program in our San Diego park.

For a discussion of certain risks associated with federal and state regulations governing the treatment of animals, see “Risk Factors” included elsewhere in this Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.”

On February 8, 2016, the San Diego City Council decided to put a proposal on the June 7, 2016 primary ballot for voters to decide whether the city of San Diego should have a higher minimum wage than the $10 per hour required by the State of California. The proposal was approved by San Diego voters and, beginning on July 11, 2016, the city’s minimum wage was increased to $10.50 and, beginning on January 1, 2017, was increased again to $11.50. Two years later in January 2019, annual increases to the San Diego minimum wage as well as the State of California minimum wage based on the consumer price index will start to be implemented. For a discussion of certain risks associated with the San Diego minimum wage and State of California minimum wage increases, see “Risk Factors” included elsewhere in this Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

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

We have also leveraged our brands into media, entertainment and consumer products.  We produce two educational and entertaining television shows that highlight our rescue and rehabilitation and animal care efforts, Sea Rescue and The Wildlife Docs.  In 2016, both Sea Rescue and The Wildlife Docs were nominated for the Daytime Emmy® Award in the category of Outstanding Children’s Series by the National Academy of Television Arts & Sciences. In 2016, Sea Rescue won the Daytime Emmy Award for Outstanding Children’s Series.  In 2015, both Sea Rescue and The Wildlife Docs were each presented with a silver honor from the Parents' Choice Award®, a nonprofit program created to recognize quality children’s media.  Sea Rescue is a Saturday morning television show airing on the ABC Network featuring our ongoing work to rescue injured animals in coordination with various government agencies and other rescue organizations. The Wildlife Docs, which also airs on the ABC Network on Saturday mornings, centers on the day-to-day activities at our Animal Care Center at Busch Gardens Tampa.

•

Differentiated Theme Parks. We own and operate 12 theme parks, including four of the top 20 theme parks and three of the top 10 water parks in North America as measured by attendance, according to the TEA/AECOM Report. Our theme parks are beautifully themed and deliver high-quality entertainment, aesthetic appeal, shopping and dining and have won numerous awards, including the Amusement Today Golden Ticket Award for Best Landscaping. Our theme parks feature six of the 50 highest rated steel roller coasters in the world, led by Apollo’s Chariot, the #6 rated steel roller coaster in the world according to the 2016 Amusement Today Annual Survey, and have won the top three spots in the Amusement Today annual Golden Ticket Award for Best Marine Life Park since the award’s inception in 2006 through 2016.  In fact, in 2016, we had four of our theme parks in the top five spots for Best Marine Life Park and in 2015, we won the top four spots. We have over 600 attractions that appeal to guests of all ages, including 91 animal habitats, 117 shows and 197 rides. In addition, we have over 400 restaurants, photo and specialty retail shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from emotional and educational animal encounters to thrilling rides and exciting shows. As a result of these distinctive offerings, our guest surveys routinely report very high “Overall Satisfaction” scores, with 96% of respondents in 2016 ranking their experience good or excellent.

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

•

One of the World’s Largest Zoological Collections. We believe we are attractively positioned in the industry due to our ability to present our animals in a differentiated and interactive manner. We believe we have one of the world’s largest zoological collections. We have the largest group of killer whales, also known as orcas, in human care.  We have not collected a killer whale from the wild in almost 40 years.  More than 80% of our marine mammals were born in human care.

•

Strong Competitive Position. Our competitive position is enhanced by the combination of our powerful brands, extensive zoological collection and expertise and attractive in-park assets located on valuable real estate. Our zoological collection and expertise, which have evolved over our more than five decades of caring for animals, would be very difficult and expensive to replicate. We have made extensive investments in new attractions and infrastructure and we believe that our theme parks are well capitalized (see the “Capital Improvements” section which follows for a discussion of new rides and attractions). The limited supply of real estate suitable for theme park development coupled with high initial capital investment, long development lead-times and zoning and other land use restrictions constrain the number of large theme parks that can be constructed.

•

Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team, led by Joel Manby, our President and Chief Executive Officer, includes some of the most experienced theme park executives in the world, with an average tenure of approximately 19 years in the industry, as of December 31, 2016. The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product development, business development, marketing and finance. In addition, we are one of the world’s foremost zoological organizations with more than 1,500 employees dedicated to animal welfare, training, husbandry, veterinary care and marine animal rescue.

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

•

Strong Cash Flow Generation. Our disciplined approach to capital expenditures and working capital management enables us to generate strong and recurring cash flow. Five of our 12 theme parks are open year-round, reducing our seasonal cash flow volatility. In addition, we have substantial tax assets, and we expect such assets to be able to defer a significant portion of our cash tax burden going forward.

•

Care for Our Community and the Natural World. We are committed to the communities in which our theme parks are located and focus our philanthropic efforts in three areas: animal preservation and stewardship; youth development and education; and sustainable community initiatives that help address environmental sustainability concerns and local socio-economic issues. Our theme parks inspire and educate children and guests of all ages through experiences that are fun and meaningful. We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work.  For example, we are the primary supporter and corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, we operate one of the world’s most respected rescue programs for ill and injured marine animals, in collaboration with federal, state and local governments, and other members of accredited stranding networks, among others, with the goal of rehabilitating and returning them to the wild. For more than five decades, our animal experts have helped more than 29,000 ill, injured, orphaned and abandoned animals. We are committed to rescue, research and education and invest millions annually in these efforts.  In 2014, the SeaWorld Animal Rescue Teams based in San Diego, Orlando and San Antonio were presented the Amusement Today 2014 Persons of the Year Award for their tireless dedication to animal welfare.

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

In 2015, SeaWorld Orlando ranked among the top 25 theme parks worldwide based on attendance, and Aquatica Orlando ranked among the top 10 water parks worldwide based on attendance, according to the TEA/AECOM Report. In the 2016 Trip Advisor Travelers’ ChoiceTM Awards, 8 of our theme parks were ranked among the top 25 amusement parks or water parks in the United States.  In addition, Discovery Cove was ranked the #2 amusement park in the world in the 2016 and 2015 Trip Advisor Travelers’ Choice Awards and was ranked the #1 amusement park in the world in the 2014 and 2013 Trip Advisor Travelers’ Choice Awards.

We generally locate our theme parks in geographic clusters, which improve our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs.  Our portfolio of branded theme parks includes the following names:

•

SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, special dining experiences, thrilling attractions and a variety of live performances that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill rides and theatrical shows that creatively incorporate our one-of-kind zoological collection.  Collectively, our SeaWorld theme parks have won the top three spots in the Amusement Today annual Golden Ticket Award for Best Marine Life Park since the award’s inception in 2006 through 2014 and in 2016, and among the top four spots in 2015, with our Discovery Cove park ranking #3. We currently own and operate the following SeaWorld branded theme parks:

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

•

SeaWorld Orlando is a 279 acre theme park in Orlando, Florida and is open year-round. It is our largest theme park as measured by attendance and revenue. SeaWorld Orlando is home to the new Mako roller coaster which opened in 2016 and ranked among the top 35 steel rollercoasters in the world and among the top 3 best new rides for 2016 according to the 2016 Amusement Today Annual Survey.  Mako is the tallest, longest and fastest roller coaster in Orlando within a newly themed shark realm with a focus on conservation and our partnership with Guy Harvey, the well-known marine wildlife artist.  SeaWorld Orlando is also home to the Journey to Atlantis water coaster ride, Kraken, a floorless roller coaster, and Manta, a flying roller coaster, which integrates animals and a beautiful aquarium into its theme. SeaWorld Orlando is also home to Antarctica:  Empire of the Penguin, a realm within the park that immerses guests into a penguin habitat and TurtleTrek, which includes two extensive naturalistic habitats, home to manatees and sea turtles, and a 3-D, 360-degree dome theater.

•

SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing 397 acres in San Antonio, Texas. In 2016, SeaWorld San Antonio opened Discovery Point, a new dolphin habitat and underwater viewing area which allows guests an opportunity to interact and swim with the dolphins.  SeaWorld San Antonio features thrilling roller coasters, including the Steel Eel and The Great White, along with a collection of marine-themed shows and experiences.

•

Busch Gardens. Our Busch Gardens theme parks are family oriented destinations designed to immerse guests in foreign geographic settings.  They are renowned for their beauty and cleanliness with award-winning landscaping and gardens.  Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions and roller coasters, exotic animals and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:

•

Busch Gardens Tampa is open year-round and features exotic animals, thrill rides and shows on 306 acres of lush natural landscape.  The zoological collection is a popular attraction for families, and the portfolio of rides, including three of the world’s top 50 steel rollercoasters according to the 2016 Amusement Today Annual Survey, broaden the theme park’s appeal to teens and thrill seekers of all ages. In 2016, Busch Gardens Tampa opened Cobra’s Curse, a family-friendly spin coaster featuring an elevator-like vertical lift and an 80-foot cobra icon.  Busch Gardens Tampa is also home to Falcon’s Fury, the tallest freestanding drop tower in North America, standing at 335 feet.  The attraction rises more than 300 feet in the air and then pivots guests 90 degrees to a face-down dive position before dropping to the ground.  In 2016, Busch Gardens Tampa was awarded the prestigious Liseberg Applause Award (the “Applause Award”) from the International Association of Amusement Parks and Attractions (IAAPA). Since 1980, the Applause Award is presented by an international committee of theme park and amusement industry professionals, honoring an amusement park “whose management, operations and creative accomplishments have inspired the industry with their foresight, originality and sound business development.”

•

Busch Gardens Williamsburg is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming. This 422 acre theme park has been named the Most Beautiful Park in the World by the National Amusement Park Historical Association for 26 consecutive years and has earned the Amusement Today Golden Ticket for Best Landscaping each year since the category’s inception in 1998. It features some of the industry’s top thrill rides with two steel roller coasters, Apollo’s Chariot and Alpengeist, ranked in the top 30 in the 2016 Amusement Today Annual Survey. Its newest steel roller coaster, which opened in 2015, Tempesto, features three launch experiences and races riders into tight turns at 63 miles per hour and a complete inversion 154 feet in the air.

•

Aquatica. Our Aquatica-branded water parks are premium, family oriented destinations in a South Seas-themed tropical setting.  Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative and entertaining presentation of marine and terrestrial animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following Aquatica branded theme parks:

•

Aquatica Orlando is an 81 acre South Seas-themed water park adjacent to SeaWorld Orlando that is open year-round.  In 2015, it was the third most attended water park in North America and the sixth most attended water park worldwide, according to the TEA/AECOM Report. The water park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats, such as the signature Dolphin Plunge that carries guests through a Commerson’s dolphin habitat.  Aquatica Orlando is also home to Ihu’s Breakaway Falls, a multi-drop tower slide, which provides guests a dramatic vertical plunge followed by a maze of curving tubes before final splashdown.

•

Aquatica San Antonio is an 18 acre water park located adjacent to SeaWorld San Antonio.  This water park was converted into a stand-alone, separate admission park in 2016 that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.  Prior to 2016, the water park was only accessible to SeaWorld San Antonio guests for an additional fee.  The water park features a variety of waterslides, rivers, lagoons, a large beach area and private cabanas. The water park’s signature attraction, Stingray Falls, takes four-seat rafts down twists and turns to an underwater grotto, where guests view stingrays and tropical fish. In addition, Walhalla Wave, a family raft ride, sends guests to the top of a zero-gravity wall, giving riders the sense of weightlessness. Its newest attraction, Roa’s Aviary, features a 13,500 square foot aviary giving guests the chance to float, wade or walk among hundreds of tropical birds.  The aviary also contains a guest pool and waterfalls.

•

Aquatica San Diego, a 66 acre water park, is located near our SeaWorld San Diego theme park and is the latest water park added to our portfolio. The water park features Taumata Racer, a high-speed racing water ride that sends riders down a 375-foot slide, around a 180-degree swooping turn, and in and out of tunnels before racing them across the finish line.

•

Discovery Cove. Located next to SeaWorld Orlando, Discovery Cove is a 58 acre, reservations only, all-inclusive marine life theme park that is open year-round to guests and features premium culinary offerings. The theme park restricts its attendance to approximately 1,300 guests per day in order to assure a more intimate experience. Discovery Cove provides guests with a full day of activities, including a 30-minute dolphin swim session and the opportunity to snorkel with thousands of tropical fish, wade in a lush lagoon with stingrays and hand-feed birds in a free flight aviary. In 2016, Discovery Cove was rated the #5 Best Marine Life Park in the Amusement Today annual Golden Ticket Awards and #3 in 2015. Discovery Cove was also ranked the #2 amusement park in the world in the 2016 and 2015 Trip Advisor Travelers’ Choice Awards and the #1 amusement park in the world in the 2014 and 2013 Trip Advisor Travelers’ Choice Awards.  Discovery Cove’s attractions include Freshwater Oasis, which offers wading adventures and face-to-face encounters with otters and marmosets and The Grand Reef, which, for an additional fee, includes SeaVenture, an underwater walking tour where guests can get up close to exotic fish and sharks.

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

The following table summarizes our theme park portfolio for 2016:

Location	Theme Park	Year Opened	Animal Habitats(a)	Rides(b)	Shows(c)	Other(d)
Orlando, FL		1973	16	14	13	28
		2000	5	3	0	5
		2008	4	14	0	6
Tampa, FL		1959	14	29	19	46
		1980	0	12	0	7
San Diego, CA		1964	30	10	22	20
		1996(e)	2	9	0	4
San Antonio, TX		1988	10	10	31	40
		2016(f)	4	12	0	5
Williamsburg, VA		1975	6	39	19	38
		1984	0	18	0	9
Langhorne, PA		1980	0	27	13	25
Total(g)			91	197	117	233
(a)	Represents animal habitats without a ride or show element, often adjacent to a similarly themed attraction.
(b)	Represents mechanical dry rides, water rides and water slides (including wave pools and lazy rivers).
(c)	Represents annual and seasonal shows with live entertainment, animals, characters and/or 3-D or 4-D experiences.
(d)

Represents our 2016 portfolio for events, distinctive experiences and play areas, which collectively may include special limited time events; distinctive experiences often limited to small groups and individuals and/or requiring a supplemental fee (such as educational tours, immersive dining experiences and swimming with animals); and pure play areas, typically designed for children or seasonal special events, often without a queue (such as water splash areas or Halloween mazes).

(e)

In 2012, we acquired the Knott’s Soak City Chula Vista water park in California from a subsidiary of Cedar Fair, L.P. This water park was renovated, rebranded and relaunched as Aquatica San Diego in June 2013.

(f)

In 2016, Aquatica San Antonio was converted into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.

(g)	The total number of animal habitats, rides, shows, events, distinctive experiences and play areas in our theme park portfolio varies seasonally.

Capital Improvements

We make annual targeted investments to support our existing theme park facilities and attractions, as well as enable the development of new theme park attractions and infrastructure. Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue and increase our guests’ length of stay.  Our theme parks feature a variety of attractions for our guests.  Some of the new attractions in 2016 included:

•

Mako (SeaWorld Orlando): The tallest, longest and fastest roller coaster in Orlando with a new shark-themed realm with a focus on conservation and our partnership with Guy Harvey, the well-known marine wildlife artist.

•	Cobra’s Curse (Busch Gardens Tampa): A family-friendly spin coaster featuring an elevator-like vertical lift and an 80-foot cobra icon.
•	Discovery Point (SeaWorld San Antonio): A new dolphin habitat and underwater viewing area which also allows guests an opportunity to interact and swim with the dolphins.

During 2017, we plan to introduce an extensive lineup of new rides and attractions, including a virtual reality experience in Orlando, a new realm and a new orca presentation in San Diego and new shows and events at many other park locations.  We expect 2017 to be one of the largest new attraction years in our over 50 year history.  Some of the new attractions planned for 2017 include:

•

Ocean Explorer (SeaWorld San Diego):  A new 3-acre realm combining multiple aquariums, exciting rides and digital technologies. The area is designed to engage park guests in an experience centered on exploration and adventure, inspiring them to protect the wonders of our oceans. The signature attraction for the realm, called Submarine Quest, will provide guests with the opportunity to travel aboard submarines to see Ocean Explorer's remarkable undersea animals, including the giant Pacific octopus, elusive moray eels and Japanese spider crabs that measure nine feet from claw to claw.   Ocean Explorer will also feature a play area and a number of other family-friendly rides, including jellies-themed swings and a shot-and-drop ride.

•

New Orca Encounter (SeaWorld San Diego): A new Orca Encounter is expected to be introduced in San Diego which will inspire and educate guests about the majesty of these complex animals and reinforces our commitment to compelling educational experiences. The new Orca Encounter will be based on orca behavior in the wild: what they eat, how they hunt, how they navigate and how they communicate and play, helping guests gain a deeper appreciation and respect for the orcas and empowering them a sense of determination and purpose to help preserve the future of these majestic animals.  This new encounter will look at broader themes such as research, rescue, conservation, habitats and distribution, husbandry and care, and social structures.  The new behavioral-based orca experience, will inspire as well as educate guests about the majesty of these complex animals, and reinforces the Company's commitment to provide educational experiences.

•

Kraken Virtual Reality (“VR”) Roller Coaster (SeaWorld Orlando): VR technology will be introduced to our already popular Kraken roller coaster.  Our Kraken VR Roller Coaster will be our first digitally enhanced ride experience and the only virtual reality coaster in Florida. Guests will embark on a deep sea mission alongside sea creatures inspired by extinct and legendary animals of the past, including the mighty Kraken. A custom digital overlay with uniquely designed headsets, fully integrated both mechanically and electronically into the coaster train, delivers a new one-of-a-kind adventure. The addition of VR to this fan-favorite brings a new level of excitement and interest in Kraken for both new and returning guests in a capital efficient way and will give us a foundation for exploring and building out virtual reality capabilities elsewhere.

•

Wave Breaker, The Rescue Coaster (SeaWorld San Antonio): This new jet ski-inspired multi-launch roller coaster is based on marine animal rescue missions and represents a new generation of coasters that reaffirms our mission and vision by thrilling riders while bringing awareness to the brave efforts of the SeaWorld animal teams as they join forces with organizations around the world to help ill, injured, orphaned and abandoned animals like dolphins and sea turtles.  The coaster will reach heights of up to 61 feet, with the majority of its 2,600-foot track directly over water, creating the sensation that riders are surging across the park’s lake.  With a minimum height requirement of 48 inches, Wave Breaker will be a dynamic coaster experience for the whole family.

•

InvadR (Busch Gardens Williamsburg):  The park's first wooden coaster and eighth roller coaster in total. A minimum height requirement for riders of 46 inches make it an ideal ride for adults and children to share together, but the coaster will still feature exciting ride elements, including a more than 70 foot drop and nine airtime hills. Guests will travel more than 2,100 feet through a wooded terrain and underground through a tunnel. The attraction's theme will invite riders to choose their ride, in a battle between a band of invading Vikings and the villagers. In an unusual industry move, fans will help decide the ride elements including opportunities to vote on attraction details and theming.

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

Deep Blue Creative

In 2016, we created the Deep Blue Creative team, designed to drive the creative heartbeat of the Company. From the development of new events and entertainment concepts, to breakthrough attractions and resorts, the Deep Blue Creative team is committed to developing experiences that matter. There are six creative divisions under the umbrella of Deep Blue Creative:

•	Theme Park Development | U.S.A.: Collaborates to inspire guests through innovative culinary experiences, retail environments, and attractions, like the newly announced Kraken Virtual Reality coaster.
•

Theme Park Development | Global: Leads the development of all theme park growth initiatives beyond existing parks, including international expansion, exploration of new business models, feasibility and site evaluation which includes the most recently announced partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island.

•	Resort Development: Responsible for the business and creative development of resorts and hotels, unique hospitality experiences and land planning.
•

Events & Entertainment: Supports theme park entertainment teams in staging live experiences for both theatrical settings, along with culinary and retail environments.  In 2016, we welcomed Rudolph the Red-Nosed Reindeer into five of our park holiday programs under a license agreement with Character Arts, LLC.

•

Media Enterprises: Leads our television business. Our original television series, Sea Rescue and The Wildlife Docs, showcase our rescue and rehabilitation efforts. These Emmy-nominated programs are broadcast nationally through the ABC network.  In 2016, Sea Rescue won a Daytime Emmy for “Outstanding Children’s Series”.

•

Expedition X: Focuses on prototype development for innovative project concepts and new technology exploration.  This group scans the horizon for emerging trends and inventive ways to bring guests experiences that explore both real and amazing worlds on land and sea.

Through collaboration, each division of Deep Blue Creative brings its individual expertise forward to create bold new frontiers in guest experiences, ultimately advancing the protection and preservation of our world’s wild wonders.

Our Animals

We are one of the world’s foremost zoological organizations with more than 1,500 employees dedicated to animal welfare, training, husbandry, veterinary care and marine animal rescue. Our mission is to provide experiences that matter, inspire guests through education and entertainment, and to care for and protect animals and the wild wonders of our world. We believe we have one of the largest zoological collections in the world. Animals in our care include certain endangered or threatened species such as the cheetah, Bengal tiger, West Indian manatee, black rhinoceros and polar bear.

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

Our Products and Services

Admission Tickets

We generate most of our revenue from selling admission to our theme parks. For the year ended December 31, 2016, theme park admissions accounted for approximately 61% of our total revenue. We engage with travel agents, ticket resellers and travel agencies, and directly with our guests through our websites and social media, to promote advanced ticket sales and provide guest convenience and ease of entry. Approximately 44% of our admission revenues are from ticket purchases made online.

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

We also participate in joint programs that are designed to provide visitors to certain markets with flexibility and value in creating their vacation itineraries. We have partnered with several theme parks and attractions to create joint ticket products which allow guests to purchase a ticket providing access to our theme parks as well as other local area attractions.  We also partner with independent third parties who sell tickets and/or packages to our theme parks.

We actively run promotions and campaigns to maximize revenue and manage capacity.  Recently, we introduced a simplified pricing framework to reduce complexity in the number of ticket offerings, encourage advanced purchases and provide products that are more flexible for our guests to use.  In 2015, we also launched a new website portal to give guests a balanced look at our park offerings with the ability to choose their experience, such as upgrades to include multiple parks, additional days, dining experiences, tours or animal interactions.

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

We offer a variety of dining programs that provide quality food and great value to our guests and drive incremental revenues. While our menu offerings have broad appeal, they also cater to guests who desire healthy options and those with special allergy-related needs. Our successful all-day-dining program delivers convenience and value to our guests with numerous restaurant choices for one price. In addition, in late 2016, we introduced an all-season dining pass option at some of our park locations. We also offer creative immersive dining experiences that allow guests to dine up-close with our animals and characters. Our commitment to care for the natural world extends to the food that we serve. Some of our menus feature sustainable, organic, seasonal and locally grown ingredients that aim to minimize environmental impacts to animals and their habitats. In addition, through culinary supply chain management initiatives, we are well-positioned to take advantage of changing economic and market conditions.

Merchandise

We offer guests the opportunity to capture memories through our products and services, including through traditional retail shops, game venues and customized photos and videos. We make a focused effort to leverage the emotional connection of the theme park experiences, capitalize on trends and optimize brand alignment with our merchandise product offerings.

We operate over 300 photo and specialty retail shops at our theme parks, and our retail business encompasses the entire value chain, from product design to production and sourcing, importing and logistics and visual presentation up to the point of sale. Our products encompass more than 60,000 unique SKUs annually. Whether a plush toy, a stylish apparel item showcasing an attraction, a commemorative memento or a tote to carry it all, we carry items both big and small so that every guest has a chance to find that perfect item that is a reminder of the memories made in our theme parks.

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

Licensing, Consumer Products and Media Enterprises

To capitalize on our popular brands, we leverage content through media and licensing arrangements. Our original television series, Sea Rescue and The Wildlife Docs, showcase our rescue and rehabilitation efforts. These Emmy-nominated programs are broadcast nationally through the ABC network, and have been renewed through the summer of 2018. In 2016, Sea Rescue won the Daytime Emmy Award for Outstanding Children’s Series.  We also developed licensed consumer products to drive consumer sales through retail channels beyond our theme parks and continue to look for this channel to grow.

In addition, we have expanded our brand appeal through strategic alliances with well-known external brands, including Sesame Street.  In 2016, we incorporated Rudolph the Red-Nosed Reindeer and other well-known characters into five of our park holiday programs under a license agreement with Character Arts, LLC. While currently these products do not represent a material percentage of our revenue, we believe by leveraging our brands and our intellectual property through media and consumer products, we will create new revenue streams and enhance the value of our brands through greater brand visibility, consumer awareness and increased consumer loyalty.

Group Events and Conventions

We host a variety of different group events, meetings and conventions at our theme parks both during the day and at night. Our venues offer indoor and outdoor space for meetings, special events, entertainment shows, picnics, teambuilding events, group tours and special group ticket packages. Park buy-outs allow groups to enjoy exclusive itineraries, including meetings and shows, up-close encounters with animals and behind the scenes tours. Each of our theme parks offers attractive venues, such as SeaWorld Orlando’s Ports of Call, a 70,000 square foot dedicated special events complex and banquet facility at the theme park, which is themed as a nautical wharf-side warehouse district, complete with two miniature submarines. The facility offers more than 30,000 square feet of dining space, with a ballroom that provides seating for more than 750 guests and a larger outdoor garden reception area that can accommodate additional guests. For the year ended December 31, 2016, we hosted over 1,800 group events at our theme parks across the country.

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

Our Corporate Culture

As a purpose-driven company, our corporate culture is built on our mission to provide experiences that matter for every guest, inspiring them to protect animals and the wild wonders of our world.  Our management team and our employees, often referred to as ambassadors, are committed to connect people to nature and animals and to do so in a socially responsible manner. As guests explore our parks, we train our ambassadors to create an environment where each guest can explore a diverse range of experiences meant to inspire and motivate them to join us in protecting animals and our planet. Our purpose and focus on creating experiences that matter for our guests are integral to our organization and the cornerstone of our success.

Conservation Efforts

To achieve our purpose, we partner with organizations around the world focused on species conservation, wildlife rescue, and environmental stewardship. Through the SeaWorld & Busch Gardens Conservation Fund, a non-profit organization, we invite our guests, ambassadors and vendor partners to help us support wildlife research, habitat protection, animal rescue and conservation education. We also work directly with many other conservation organizations, including the National Fish and Wildlife Foundation and the American Humane Association, to ensure the sustainability of animal species in the wild.

SeaWorld operates one of the world’s most respected rescue programs for ill and injured marine animals. For more than five decades, our animal experts have helped more than 29,000 ill, injured, orphaned and abandoned animals. We do this in collaboration with federal, state and local governments, along with members of accredited animal stranding networks with the goal of rehabilitating and returning them to the wild.

We believe it is important to inspire others to have a deeper connection with nature through amazing encounters with our animals. Through our theme parks’ up-close animal encounters, educational exhibits and innovative entertainment, we strive to inspire each guest who visits one of our parks to care for and conserve the natural world. Our animals, many who are rescued, serve as ambassadors for their species through numerous national media and public appearances, to educate the public and raise awareness for issues facing wildlife and wild places.

Finally, our commitment to research and conservation has also led to advances in the care of animals in zoological facilities and in conserving wild populations. We have pioneered new ways to rehabilitate animals in need. For example, we helped to create nutritional formulas and custom nursing bottles to hand-feed orphaned animals and developed techniques to help save sea turtles with cracked shells, created prosthetic beaks for injured birds and outfitted injured manatees with an “animal wetsuit” allowing them to stay afloat and warm.

Philanthropy and Community Relations

We are committed to the communities in which our theme parks are located and focus our philanthropic efforts on three areas: animal preservation and stewardship; youth development and education; and sustainable community initiatives that address environmental sustainability concerns and local socio-economic issues. We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work.

Our theme parks inspire and educate children and guests of all ages by providing experiences that matter. Our philanthropic efforts reflect this commitment through educational outreach visits to inner-city schools and hosting “special wish” children to enjoy our theme parks. Plus, through our SeaWorld Cares and Busch Gardens Cares initiatives, our employees are actively involved in volunteer activities such as beach and river cleanup efforts.

Finally, a key component of our community outreach is our long-term commitment to honoring the service of members of the U.S. military and acknowledging the sacrifices that their families have made. Currently, we offer a free admission program to the majority of our theme parks, which provides free single day passes to active military personnel and their families.

Our Guests and Customers

Our theme parks are located near a number of large metropolitan areas, with a total population of over 63 million people located within 150 miles of our parks. Additionally, because our theme parks are divided between regional and destination theme parks, our guests include local visitors, non-local domestic visitors and international tourists. Our theme parks are entertainment venues and have broad demographic appeal. For the year ended December 31, 2016, families comprised 52% of our attendance with an average party size of 3.8 people.

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of Christmas and New Year. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals is to continue to generate cash flow throughout the year to maximize profitability and minimize the effects of seasonality, in particular at our theme parks that are open year-round. In recent years, we have begun to drive attendance during non-peak times by offering a variety of seasonal programs and events, such as shows for kids, special food and concert series, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

Marketing

Our marketing and sales efforts are focused on generating profitable attendance, growing in-park per capita spending and building the value of our brands. Through advertising, including park specific messages, promotions, retail and corporate partners, digital platforms, public relations and sales initiatives, we drive awareness of and intent to visit our theme parks, attendance and higher in-park per capita spending on an international, national and regional level. Our attractive destination locations and strategy of grouping parks together creates high appeal for multi-day visits. Our strategic priorities include: (i) increasing awareness and visit intent, (ii) strengthening loyalty and retention, (iii) driving maximum revenue and (iv) using data-driven marketing to deepen our understanding of guest interests and buying behaviors.

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

Sesame Licenses

Sesame Place Theme Park License Agreements

Our subsidiary, SeaWorld Parks & Entertainment LLC (f/k/a SPI, Inc.), is a party to a license agreement with Sesame Workshop (f/k/a Children’s Television Workshop). Under the license agreement, we were granted the right to use titles, marks, names, and characters from the Sesame Street and The Electric Company television series, as well as certain characters and elements created by Muppets Inc. for the Sesame Street series, related marketing materials, and the Sesame Place design trademark in connection with the children’s play parks in Langhorne, Pennsylvania. We pay specified royalties to Sesame Workshop based on receipts from business conducted on the premises of the theme park. We are required to include Sesame Workshop and Muppets Inc. as insured parties under any relevant insurance policies, and have agreed to indemnify Sesame Workshop from and against certain claims and expenses arising out of any personal or property injury at our Sesame Place park or breach of the license agreement. The license agreement can be terminated by Sesame Workshop under certain circumstances, including in connection with a specified change of control of SeaWorld Parks & Entertainment LLC, specified uncured breaches of the license agreement or specified bankruptcy events.

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

According to the IBISWorld Report, the U.S. amusement park industry is comprised of a large number of venues ranging from a small group of high attendance, heavily themed destination theme parks to a large group of lower attendance local theme parks and family entertainment centers. According to the TEA/AECOM Report, the United States is the largest theme park market in the world with five of the ten largest theme park groups worldwide and 10 of the 25 most-visited theme parks in the world. In 2016, the U.S. amusement park industry was expected to generate approximately $16.0 billion in revenues, according to the IBISWorld Report.

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

Employees

As of December 31, 2016, we employed approximately 5,000 full-time employees and approximately 8,300 part-time employees.  During our peak operating season in 2016, we employed approximately 13,000 seasonal employees, many of whom are high school and college students. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good.

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

Insurance

We maintain insurance of the type and in the amounts that we believe to be commercially reasonable for businesses in our industry. We maintain primary and excess casualty coverage of up to $125 million. As part of this coverage, we retain deductible/self-insured retention exposures of $1 million per occurrence for general liability claims, $250,000 per accident for automobile liability claims, and $750,000 per occurrence for workers compensation claims. We maintain employers’ liability and all coverage required by law in the states in which we operate. Defense costs are included in the insurance coverage we obtain against losses in these areas. Based upon our historical experience of reported claims and an estimate for incurred-but-not-reported claims, we accrue a liability for our deductible/self-insured retention contingencies regarding general liability, automobile liability and workers compensation exposures. We maintain additional forms of special casualty coverage appropriate for businesses in our industry. We also maintain commercial property coverage against fire, natural perils, so-called “extended coverage” perils such as civil commotion, business interruption and terrorism exposures for protection of our real and personal properties (other than land). We generally renegotiate our insurance policies on an annual basis. We cannot predict the amounts of premium cost that we may be required to pay for future insurance coverage, the level of any deductibles/self-insured retentions we may retain applicable thereto, the level of aggregate excess coverage available or the availability of coverage for special or specific risks.

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

SeaWorld Entertainment, Inc. was incorporated in Delaware on October 2, 2009 in connection with the 2009 Transactions and changed its name from SW Holdco, Inc. to SeaWorld Entertainment, Inc. in December 2012.  We completed our initial public offering (the “IPO”) in April 2013 and our common stock is listed on the New York Stock Exchange under the symbol “SEAS”.  As of December 31, 2016, Blackstone and the other co-investors owned, through the Partnerships, approximately 21.9% of our total outstanding common stock.

Available Information

Our website is http://www.seaworldentertainment.com. Information contained on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge, on or through the “Investor Relations” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission (“SEC”). We have adopted a Code of Business Conduct and Ethics applicable to our employees including our principal executive, financial and accounting officers, and it is available free of charge, on or through the “Investor Relations” section of our website along with our Corporate Governance Guidelines, and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The Company will disclose within four business days any substantive changes in, or waivers of, the Code of Business Conduct and Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K.

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

For instance, on July 16, 2015, Senator Dianne Feinstein (D-CA) offered an amendment to the Fiscal Year 2016 Agriculture, Rural Development, Food and Drug Administration, and Related Agencies spending bill during consideration of the bill by the full Committee on Appropriations. The amendment directed the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS) to issue updated regulations for the display of marine mammals in domestic zoos and aquaria within six months of enactment.  While that amendment was not included in the final Fiscal Year 2016 Omnibus Appropriations Bill, APHIS released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).  This proposed rule would affect sections in the regulations for the protection of all marine mammals in the United States relating to human marine mammal interactive programs, space requirements, water quality, indoor facilities, outdoor facilities, implementation dates, and variances.  The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016.  We submitted a comment letter to APHIS on the final date for comments, expressing our views on the Proposed APHIS Regulations.  The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized.  Once effective, the Proposed APHIS Regulations may increase our regulatory compliance burdens and costs, impact the way and manner the Company’s marine mammals are displayed and require additional management attention and investments to come into compliance.

On October 8, 2015, the California Coastal Commission approved the Blue World Project in San Diego, but attached certain conditions to its approval.  Those conditions included, among other things, a prohibition against breeding orcas or transporting orcas to or from the habitat.  On December 29, 2015, we filed a lawsuit against the California Coastal Commission on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over orcas, which are regulated under federal law.  As a result of the Orca Announcement, on April 18, 2016, we sent a letter to the California Coastal Commission requesting to formally withdraw our coastal development permit application for the Blue World Project habitat and discuss dismissal of the pending litigation since our legal challenge to the proposed conditions was no longer warranted. On July 27, 2016, we filed a request for dismissal to dismiss our lawsuit against the California Coastal Commission.  On October 17, 2016, we sent a letter to the California Coastal Commission objecting to the approval of the proposed revised findings for the Blue World Project.  We stated that the adoption of revised findings was not warranted or needed because of the Orca Announcement and recent changes in California law.  On November 4, 2016 the California Coastal Commission voted in the affirmative to reverse findings on the Blue World Project.

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

On August 26, 2016, following the Orca Announcement, the California Orca Protection Act was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. The new orca programs we are developing will be consistent with these standards and begin in our San Diego park in 2017 with our other SeaWorld parks following by 2019.  On November 4, 2016, the California Coastal Commission granted approval to permit the renovation of the existing backdrop at the orca habitat at our San Diego park.  This approval allows us to continue to develop our new orca program in our San Diego park.

In light of the uncertain legal, legislative and regulatory environment and evolving public sentiment, we continue to evaluate a broad spectrum of enhancements, modifications and alternatives with respect to the display, husbandry and breeding practices, handling and care, and study and research of our orcas and other marine animals. Any decisions regarding such matters are subject to consideration and assessment of various factors including, but not limited to, the health and welfare of the animals, guest sentiment, market conditions, anticipated impact on our business, regulatory environment, legal proceedings, input from our shareholders and conservation partners, and other factors. If we were to pursue or be required to pursue any alternative approaches with respect to the display, husbandry and breeding practices, handling and care, or study and research of our orcas or other animals in our zoological collection, the full impact of such alternatives on our business will not be known until such alternatives are finalized.  In the meantime, we continue to invest significant management attention and resources to evaluate the impact of and ensure compliance with the applicable regulatory and other developments.

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
•

outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS;

•

natural disasters, such as hurricanes, fires, earthquakes, tsunamis, tornados, floods and volcanic eruptions and man-made disasters such as oil spills, which may deter travelers from scheduling vacations or cause them to cancel travel or vacation plans;

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
•

actions or statements by U.S. and foreign governmental officials, including the U.S. President and his administration officials, related to travel and corporate travel-related activities (including changes to the U.S. visa rules) and the resulting public perception of such travel and activities; and

•	interruption of public or private utility services to our theme parks.

Any one or more of these factors could adversely affect attendance and total per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations. For example, the June 2016 announcement of the Referendum of the United Kingdom’s Membership of the European Union (referred to as Brexit) has introduced additional volatility and uncertainty in global stock markets and currency exchange rates which could have an impact on our future international attendance and from the United Kingdom in particular.  Historically, attendance from the United Kingdom represents approximately 5% of our total annual attendance. Furthermore, macroeconomic conditions, political instability and policies that result in economic uncertainty or the strengthening of the U.S. dollar against foreign currencies could adversely affect our international attendance and our business. For example, during 2016, the majority of our international attendance shortfall came from Brazil, which has recently faced currency exchange rate pressures, political instability and an economic recession.

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

Volatile, negative or uncertain economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. The actual or perceived weakness in the economy could also lead to decreased spending by our guests. For example, in 2009 and 2010, we experienced a decline in attendance as a result of the global economic crisis, which in turn adversely affected our revenue and profitability. Both attendance and total per capita spending at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition and results of operations.

A significant portion of our revenues are generated in the States of Florida, California and Virginia and in the Orlando market. Any risks affecting such markets, such as natural disasters and travel-related disruptions or incidents, may materially adversely affect our business, financial condition and results of operations.

Approximately 57%, 18% and 13% of our revenues in 2016 were generated in the States of Florida, California and Virginia, respectively. In addition, our revenues and results of operations depend significantly on the results of our Orlando theme parks. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

Any risks described in this Annual Report on Form 10-K, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally or our Orlando theme parks in particular may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2016, Florida was impacted by Tropical Storm Colin and both Florida and Virginia were impacted by Hurricanes Hermine and Matthew, which caused physical damage and power outages in various parts of Florida and Virginia.  Although we attempted to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida and in Williamsburg, Virginia experienced closures as a result of these storms.

Our operating results are subject to seasonal fluctuations.

We have historically experienced and expect to continue to experience seasonal fluctuations in our annual theme park attendance and revenue, which are typically higher in our second and third quarters, partly because seven of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. In addition, school vacations and school start dates also cause fluctuations in our quarterly theme park attendance and revenue.

Furthermore, the operating season at some of our theme parks, including SeaWorld San Antonio, Aquatica San Antonio, Adventure Island, Aquatica San Diego, Busch Gardens Williamsburg, Water Country USA and Sesame Place, is of limited duration. In addition, most of our expenses for maintenance and costs of adding new attractions at our seasonal theme parks are incurred when the operating season is over, which may increase the need for borrowing to fund such expenses during such periods.

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

Our theme parks feature numerous displays and interactions that include animals. All animal enterprises involve some degree of risk. All animal interaction by our employees and our guests in attractions in our theme parks, where offered, involves risk. While we maintain strict safety procedures for the protection of our employees and guests, injuries or death, while rare, have occurred in the past. For example, in February 2010, a trainer was killed while engaged in an interaction with an orca. Following this incident, we were subject to an inspection by the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), which resulted in three citations concerning alleged violations of the Occupational Safety and Health Act and certain regulations thereunder.  In 2012, we initiated an appeal of certain of these citations with the U.S. Court of Appeals for the District of Columbia Circuit.  On April 11, 2014, the Court of Appeals denied our appeal and we elected to not pursue further appeal.  In connection with this incident, we reviewed and revised our safety protocols and made certain safety-related facility enhancements such as revising training protocols used in show performances. This incident has also been and continues to be the subject of significant media attention, including extensive television and newspaper coverage, a documentary and a book, as well as discussions in social media. This incident and similar events that may occur in the future may harm our reputation, reduce attendance and negatively impact our business, financial condition and results of operations.

In addition, six orcas are presently on loan to a third party. Although the occurrence of any accident or injury involving these orcas would be outside of our control, any such occurrence could negatively affect our business and reputation.

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

Cyber security risks and the failure to maintain the integrity of internal or guest data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

We collect and retain large volumes of internal and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our guest, employee and Company data is critical to our business and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our theme parks, products and services to our guests. We also rely on accounting, financial and operational management information technology systems to conduct our operations. If these information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs due to competition, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions that have impacted our healthcare costs. It is possible that any future amendments could significantly increase our compensation costs, which would reduce our net income and adversely affect our cash flows.  More recently, on February 8, 2016, the San Diego City Council decided to put a proposal on the June 7, 2016 primary ballot for voters to decide whether the city of San Diego should have a higher minimum wage than the $10 per hour required by the State of California.  The proposal was approved by San Diego voters and, beginning on July 11, 2016, the city’s minimum wage was increased to $10.50 and, beginning on January 1, 2017, was increased again to $11.50.   Two years later in January 2019, annual increases to the San Diego minimum wage as well as the State of California minimum wage based on the consumer price index will start to be implemented.  Increases to the San Diego minimum wage and State of California minimum wage will impact our operating expenses, particularly at the Company’s SeaWorld San Diego and Aquatica San Diego parks.

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

We are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including guests who visit our theme parks, our employees or regulators. We are currently subject to securities litigation.  The Company is also subject to audits, inspections and investigations by, or receives requests for information from, various federal and state regulatory agencies, including, but not limited to, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS), the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA), the California Occupational Safety and Health Administration (Cal-OSHA), the Florida Fish & Wildlife Commission (FWC), the Equal Employment Opportunity Commission (EEOC), the Internal Revenue Service (IRS) and the Securities and Exchange Commission (SEC). From time to time, various parties may also bring lawsuits against the Company.

We discuss the securities litigation and other litigation to which we are subject to in greater detail below under the caption “Item 3. Legal Proceedings” and Note 14–Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcome of many of these proceedings cannot be predicted. If any proceedings, audits, inspections or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material sums of money, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management’s attention and resources.

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

We are highly leveraged. As of December 31, 2016, our total indebtedness was approximately $1,598.0 million. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities, share repurchases pursuant to the Share Repurchase Program and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. For example, on December 13, 2016, we announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island. There is no assurance that this partnership or any other expansion effort for our business will be successful. Any international transactions and partnerships are subject to additional risks, including foreign and U.S. regulations on the import and export of animals, the impact of economic fluctuations in economies outside of the United States, difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences, as well as political instability and lesser degree of legal protection in certain jurisdictions, currency exchange fluctuations and potentially adverse tax consequences of overseas operations. In addition, the success of any acquisitions depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.

In November 2015, we communicated our roadmap to stabilize our business to drive sustainable growth.  This plan encompasses five key points which include (i) providing experiences that matter; (ii) delivering distinct guest experiences that are fun and meaningful; (iii) pursuing organic and strategic revenue growth; (iv) addressing the challenges we face; and (v) financial discipline. As part of our five point plan, on December 6, 2016, we committed to and implemented a restructuring program to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2016 Restructuring Program”). The 2016 Restructuring Program is part of our previously announced comprehensive cost optimization program that is expected to reduce costs by approximately $65.0 million, with a targeted $40.0 million in net savings by the end of 2018. The 2016 Restructuring Program involved the elimination of approximately 320 positions by the end of the fourth quarter of fiscal year 2016 across our twelve theme parks and our headquarters. Any of these strategies to drive sustainable growth in our business may be unsuccessful and we may not be able to achieve the targeted cost savings or grow our business.

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

Delays or restrictions in obtaining permits for capital investments could impair our business.

Our capital investments require regulatory permits from one or more governmental agencies in order to improve existing or build new theme parks, rides, attractions and shows. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location of such capital investments. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. Therefore, our capital investments in certain areas may be delayed, interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations.

The policies of the recently elected U.S. President and his administration could adversely impact our business, financial condition and results of operations.

While the new administration’s policies in many areas are uncertain at this time, certain types of policies regarding foreign travel to the United States, foreign trade, manufacturing, development and investment could adversely affect our business. In addition, according to publicly released statements, a top legislative priority of the new administration and the next Congress may be significant reform of the Internal Revenue Code of 1986, as amended, including uncertain changes to taxation of business entities. Furthermore, policies that strengthen the U.S. dollar against a variety of foreign currencies could impact international tourist spending, including at our theme parks. Lastly, foreign tourists may opt to reduce their travel to the United States as a result of the new administration’s policies regarding immigration, foreign trade or other matters. While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of our securities.

We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.

We have recently seen certain investors increase their ownership positions in our common stock and their communications with us regarding our business, and there can be no assurance that these stockholders’ interests align with our business or the interests of our other stockholders. While we continually engage with stockholders and consider their views on business and strategy, stockholder activism, including potential proxy contests, could be costly and time consuming, disrupt our operations and divert the attention of management and our employees from our business.  Such activities could also interfere with our ability to execute our strategic plan and our long term growth. The perceived uncertainties as to our future direction caused by activist actions could affect the market price of our securities, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners. In addition, any interference with our annual meeting process, including but not limited to a proxy contest for the election of directors at our annual meeting, could require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors.

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

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly, and you may not be able to sell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2016, our common stock price has ranged from $12.12 to $38.92. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond or control, including:

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

We have suspended the dividend on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock in the future.

In September 2016, our Board suspended the Company’s quarterly dividend to allow the Company greater flexibility to deploy capital to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, share repurchases, investments in new attractions or debt repayments.  Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deems relevant. Our ability to declare dividends and make other restricted payments is limited by covenants in our senior secured credit facilities pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). The fiscal amount available for dividend declarations, share repurchases and other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter. See Note 11–Long-Term Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We cannot guarantee that our allocation of capital to various alternatives will enhance long-term stockholder value, and in some cases, our Share Repurchase Program could increase the volatility of the price of our common stock.

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects and expenses, managing debt levels, and periodically returning capital to our shareholders through share repurchases and dividends.  There can be no assurance that our capital allocation decisions will enhance shareholder value.  During 2015, we repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45.0 million. There were no share repurchases during the year ended December 31, 2016, leaving $190.0 million available for future repurchases under the Share Repurchase Program as of December 31, 2016.  Repurchases of our common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.  There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness.

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

In addition, the shares of our common stock reserved for future issuance under the Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable. A total of 15,000,000 shares of common stock were reserved for issuance under the Omnibus Incentive Plan, of which 8,642,630 shares of common stock remain available for future issuance as of December 31, 2016. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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
•

the removal of directors with or without cause only by the affirmative vote of the holders of at least 66  2 / 3 % in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class; and

•

that certain provisions may be amended only by the affirmative vote of the holders of at least 66  2 / 3 % in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes our principal properties, which includes approximately 400 acres of land available for future development.

Location	Size	Use
Orlando, FL	76,360 sq ft	Leased Office Space (corporate headquarters)
Orlando, FL	9,636 sq ft	Leased Office Space (call center)
San Diego, CA	190 acres(a)	Leased Land
Chula Vista, CA	66 acres	Owned Water Park
Orlando, FL	279 acres	Owned Theme Park
Orlando, FL	58 acres	Owned All-inclusive Interactive Park
Orlando, FL	81 acres	Owned Water Park
Tampa, FL	56 acres	Owned Water Park
Tampa, FL	306 acres	Owned Theme Park
Dade City, FL	109 acres	Owned Breeding and Holding Facility
Langhorne, PA	55 acres	Owned Theme Park
San Antonio, TX	397 acres(b)	Owned Theme Park
San Antonio, TX	18 acres(b)	Owned Water Park
Williamsburg, VA	222 acres	Owned Water Park
Williamsburg, VA	422 acres	Owned Theme Park
Williamsburg, VA	5 acres	Owned Warehouse Space
Williamsburg, VA	5 acres	Owned Seasonal Worker Lodging

(a)	Includes approximately 17 acres of water in Mission Bay Park, California.
(b)

In 2016, the water park in San Antonio, Texas was converted into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to the theme park.

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

The annual rent under the lease is calculated on the basis of a specified percentage of Sea World LLC’s gross income from the Premises, or the minimum yearly rent, whichever is greater. The minimum yearly rent is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The current minimum yearly rent is approximately $10.4 million, which is subject to adjustment on January 1, 2020.

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

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint.  On March 31, 2016, the Court granted the motions to dismiss the amended complaint, in its entirety, without prejudice.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants.  On June 29, 2016, the remaining defendants filed a motion to dismiss the Second Amended Complaint.  On September 30, 2016, the Court denied the motion to dismiss.  On October 28, 2016, defendants filed their Answer to the Second Amended Complaint. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of the Company’s Board, certain of the Company’s executive officers, directors and shareholders, and Blackstone.  The Company is a “Nominal Defendant” in the lawsuit.  On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants.  The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price.  The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company.  The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf.  On May 21, 2015, the defendants filed a motion to stay the lawsuit pending resolution of the Company’s securities class action lawsuit. On September 21, 2015, the Court granted the motion and ordered that the derivative action to be stayed in favor of the securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC).

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

The Company moved to dismiss the FAC in its entirety, and its motion was granted on December 24, 2015.  The United States District Court for the Southern District of California granted dismissal with prejudice as to the California CLRA claim, the portion of California Unfair Competition Law claim premised on the CLRA claim, all claims for injunctive relief, and on all California claims premised solely on alleged omissions by the Company.  The United States District Court for the Southern District of California granted leave to amend as to the remainder of the complaint.  On January 25, 2016, plaintiffs filed their Second Consolidated Amended Complaint (“SAC”).  The SAC pursues the same causes of action as the FAC, except for the California CLRA, which, as noted above, was dismissed with prejudice.  The Company filed a motion to dismiss the entirety of the SAC with prejudice on February 25, 2016.  The United States District Court for the Southern District of California granted the Company’s motion to dismiss the entire SAC with prejudice and entered judgment for the Company on May 13, 2016.  Plaintiffs filed their notice of appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on June 10, 2016.  The appeal has been fully briefed and is awaiting an oral argument date.

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

On May 19, 2015, the plaintiffs filed a motion to remand.  On September 18, 2015, the Company filed a motion to dismiss the First Amended Complaint in its entirety.  The motion was fully briefed.  On September 24, 2015, the United States District Court for the Northern District of California denied plaintiffs’ motion to remand.  On October 5, 2015, plaintiffs filed a motion for leave to file a motion for reconsideration of this order, and contemporaneously filed a petition for permission to appeal to the Ninth Circuit, which the Company opposed.  On October 14, 2015, the United States District Court for the Northern District of California granted plaintiffs’ motion for leave.  Plaintiffs’ motion for reconsideration was fully briefed.  On January 12, 2016, the United States District Court for the Northern District of California granted in part and denied in part the motion for reconsideration, and refused to remand the case.  On January 22, 2016, plaintiffs filed a petition for permission to appeal the January 12, 2016 order to the Ninth Circuit, which the Company opposed.  On April 7, 2016, the Ninth Circuit denied both of plaintiffs’ petitions for permission to appeal and the plaintiffs filed a motion for leave to file a Second Amended Class Action Complaint (“Second Amended Complaint”), seeking to add two additional plaintiffs and make various pleading adjustments.  The Company opposed the motion.  On August 1, 2016, the United States District Court for the Northern District of California issued an order granting in part the Company’s motion to dismiss and granting plaintiffs leave to file an amended complaint by August 22, 2016, which they filed.

The Second Amended Complaint likewise asserted causes of action based on the California False Advertising Law, California Unfair Competition Law and California CLRA.  Essentially plaintiffs allege there were fraudulent representations made by the Company about the health of its orcas that ultimately induced consumers to purchase admission tickets to SeaWorld parks and in some cases, plush toys while in the parks.  The Company moved to dismiss this on various grounds.

On November 7, 2016, the United States District Court for the Northern District of California issued an order granting in part, and denying in part, the Company’s motion to dismiss. The United States District Court for the Northern District of California found that one named plaintiff failed to allege reliance on any specific statements so those claims, in their entirety, have been dismissed.  In addition, the United States District Court for the Northern District of California determined that plaintiffs did not allege any misrepresentations made about the plush toy purchases, which disposes of the CLRA claims based on the toys.  The United States District Court for the Northern District of California also found that certain plaintiff’s conversation with SeaWorld’s trainers was not “advertising,” and dismissed the false advertising claim and Unfair Competition Law claim premised on it.

Plaintiffs filed a Third Amended Class Action Complaint on November 22, 2016.  The Company moved to dismiss portions of that pleading, but the motion to dismiss was denied.  What remains at this point are plaintiff’s claims under California’s Unfair Competition Law, False Advertising Law and the CLRA based on the purchase of tickets; plaintiff’s California Unfair Competition Law and False Advertising Law claims based on the purchase of plush toys; and plaintiff’s claims under California’s Unfair Competition Law based on the purchase of plush toys.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “SEAS.”  As of February 20, 2017, there were approximately 906 holders of record of our outstanding common stock.  This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.  The following table sets forth the high and low closing sales prices per share of our common stock during the periods indicated and the amount of cash dividends declared per share:

			Cash Dividend Declared
Calendar Period	High	Low	Per Share
2016
Quarter ended March 31, 2016	$21.45	$17.05	$0.42
Quarter ended June 30, 2016	$21.65	$13.80	$0.21
Quarter ended September 30, 2016	$15.85	$12.12	$0.10
Quarter ended December 31, 2016	$19.62	$13.60	(a)

2015
Quarter ended March 31, 2015	$20.77	$16.45	$0.42
Quarter ended June 30, 2015	$21.82	$18.44	$0.21
Quarter ended September 30, 2015	$19.47	$17.10	$0.21
Quarter ended December 31, 2015	$20.18	$16.96	(b)

(a)

In September 2016, our Board suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long-term returns to shareholders such as, but not limited to, share repurchases, investments in new attractions or debt repayments.

(b)

Cash dividend of $0.21 per share, which was declared on January 5, 2016 to all common stockholders of record at the close of business on January 15, 2016 and paid on January 22, 2016, is included in the table above for the quarter ended March 31, 2016.

Dividends

Prior to September 19, 2016, our Board had a policy to pay, subject to legally available funds, a regular quarterly dividend.  The payment and timing of cash dividends was within the discretion of our Board and depended on many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board deemed relevant.  On September 19, 2016, our Board declared a cash dividend of $0.10 per share of common stock.  Subsequent to this dividend declaration, our Board also suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long-term returns to shareholders such as, but not limited to, share repurchases, investments in new attractions or debt repayments. Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon the many factors described above.

We declared cash dividends of $0.73 per share in 2016 and $0.84 per share in 2015.  Our ability to declare dividends and make other restricted payments is limited by covenants in our senior secured credit facilities pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). The fiscal amount available for dividend declarations, share repurchases and other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter. See Note 11–Long-Term Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For tax purposes, all of the dividends paid in 2016 and a portion of the dividends paid in 2015 were treated as a return of capital to stockholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item is incorporated by reference from our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2016 fiscal year end.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of SeaWorld under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from April 19, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2016 of the cumulative total return for our common stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index and the S&P 400 Movies & Entertainment Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on April 19, 2013 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	4/19/2013	12/31/2013	12/31/2014	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
SeaWorld Entertainment, Inc.	$100.00	$108.53	$69.15	$79.63	$87.19	$60.13	$56.97	$80.01
S&P 500 Index - Total Returns	$100.00	$120.66	$137.17	$139.07	$140.95	$144.41	$149.97	$155.70
S&P Midcap 400 Index	$100.00	$121.01	$132.84	$129.95	$134.86	$140.25	$146.06	$156.89
S&P 400 Movies & Entertainment Index	$100.00	$137.70	$127.70	$126.13	$124.65	$144.53	$156.53	$154.90

Note: Comparison of 45 months cumulative total return.  Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2017.

Index Data: Copyright Standard and Poor’s Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2016.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2016	October 31, 2016	1,820	$14.21	—	$190,000,035
November 1, 2016	November 30, 2016	—	$—	—	190,000,035
December 1, 2016	December 31, 2016	—	$—	—	190,000,035
Total		1,820		—	$190,000,035

(1)

All purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

(2)

In 2014, the Board authorized the repurchase of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. See Note 19 –Stockholders’ Equity in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Share Repurchase Program.

Item 6.  Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating data as of the dates and for each of the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012.

The selected financial data as of December 31, 2016 and 2015 and for each of the fiscal years ended December 31, 2016, 2015 and 2014 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The selected financial data as of December 31, 2014, 2013 and 2012 for the fiscal years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.”

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2016	2015	2014	2013	2012
Selected Statements of Comprehensive (Loss) Income Data:	(In thousands, except per share and per capita amounts)
Net revenues:
Admissions	$817,793	$846,922	$859,426	$921,016	$884,407
Food, merchandise and other	526,499	524,082	518,386	539,234	539,345
Total revenues	1,344,292	1,371,004	1,377,812	1,460,250	1,423,752
Costs and expenses:
Cost of food, merchandise and other revenues	100,643	103,980	109,024	114,192	118,559
Operating expenses (exclusive of depreciation and amortization shown separately below)	736,842	708,745	727,659	743,322	730,582
Selling, general and administrative	238,557	214,072	189,369	187,298	184,920
Restructuring and other related costs	9,016	2,268	11,567	—	—
Separation costs	—	—	2,574	—	—
Secondary offering costs	—	—	747	1,407	—
Termination of advisory agreement	—	—	—	50,072	—
Depreciation and amortization	199,649	182,503	176,275	166,086	166,975
Total costs and expenses	1,284,707	1,211,568	1,217,215	1,262,377	1,201,036
Operating income	59,585	159,436	160,597	197,873	222,716
Other expense (income), net	125	129	(198)	(241)	(1,563)
Interest expense	62,661	65,571	81,543	90,622	110,565
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	20,905	461	29,858	2,053
(Loss) income before income taxes	(3,201)	72,831	78,791	77,634	111,661
Provision for income taxes	9,330	23,698	28,872	25,714	37,440
Net (loss) income	$(12,531)	$49,133	$49,919	$51,920	$74,221
Per share data (a):
Net (loss) income per share, basic	$(0.15)	$0.57	$0.57	$0.59	$0.90
Net (loss) income per share, diluted	$(0.15)	$0.57	$0.57	$0.59	$0.89
Cash dividends declared per share	$0.73	$0.84	$0.62	$0.60	$6.07
Weighted average commons shares outstanding:
Basic	84,925	85,860	87,183	87,537	82,480
Diluted	84,925	85,981	87,480	88,152	83,552
Other financial and operating data:
Cash capital expenditures	$160,518	$157,302	$154,641	$166,258	$191,745
Attendance	22,000	22,471	22,399	23,391	24,391
Total revenue per capita(b)	$61.10	$61.01	$61.51	$62.43	$58.37

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated balance sheet data:	(In thousands)
Cash and cash equivalents	$68,958	$18,971	$43,906	$116,841	$45,675
Total assets(c), (d)	$2,378,771	$2,388,662	$2,415,203	$2,521,070	$2,464,361
Total long-term debt, net(d)	$1,582,782	$1,580,743	$1,583,450	$1,619,128	$1,792,234
Total equity	$461,215	$504,120	$579,535	$648,027	$442,302

(a)	All share and per share amounts reflect an eight-for-one stock split of our common stock effected on April 8, 2013.
(b)	Calculated as total revenue divided by total attendance.

(c)

In 2016, the Company elected to early adopt Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes which simplifies the accounting for deferred taxes by requiring an entity to classify all deferred taxes as noncurrent assets or noncurrent liabilities.  This ASU has been applied retrospectively as a change in accounting principle for all periods presented. As a result, the Company reclassified $2.5 million, $7.3 million, $28.9 million and $17.4 million of current deferred tax assets, net, included in total assets in the selected historical consolidated financial data table above to noncurrent deferred tax liabilities as of December 31, 2015, 2014, 2013 and 2012, respectively. The adoption of this ASU did not impact the Company’s consolidated results of operations, stockholders’ equity or cash flows.  See Note 3–Recently Issued Accounting Pronouncements and Note 13–Income Taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(d)

In 2015, the Company elected to early adopt ASU 2015-03, Interest –Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs which simplifies the accounting for debt issuance costs by requiring such costs to be presented as a direct deduction from the related debt liability rather than as an asset. This ASU has been applied retrospectively as a change in accounting principle for all periods presented. As a result, the Company reclassified $20.0 million, $27.5 million, and $35.1 million of unamortized debt issuance costs at December 31, 2014, 2013 and 2012, respectively, from other assets to long-term debt in the selected historical consolidated financial data table above. The adoption of this ASU did not impact the Company’s consolidated results of operations, stockholders’ equity or cash flows.

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

Business Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands, including SeaWorld, Busch Gardens and Sea Rescue. Over our more than 50 year history, we have built a diversified portfolio of 12 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection. Our theme parks feature a diverse array of rides, shows and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

During the year ended December 31, 2016, we hosted approximately 22.0 million guests, including approximately 2.9 million international guests. In the year ended December 31, 2016, we had total revenues of $1.34 billion and we generated a net loss of $12.5 million.

In November 2015, we communicated our roadmap to stabilize our business to drive sustainable growth.  This strategic plan encompasses five key points which include (i) providing experiences that matter; (ii) delivering distinct guest experiences that are fun and meaningful; (iii) pursuing organic and strategic revenue growth; (iv) addressing the challenges we face; and (v) financial discipline.  The plan is intended to build on our strong business fundamentals by evolving the guest experience to align with consumer preferences for experiences that matter.  Through family entertainment and distinct experiences and attractions, we provide our guests an opportunity to explore and learn more about the natural world and the plight of animals in the wild, to be inspired and to act to make a better world. The plan includes a new approach to in-park activities as well as “turning parks inside out” by taking our guests behind the scenes to provide a better understanding of our veterinary care and animal rescue operations. Other elements of the plan include implementing a simplified pricing model, targeted capital investments in new attractions across our parks, and an ongoing focus on cost control as part of a larger commitment to overall financial discipline.  Additionally, we announced a new resort strategy that will include evaluating opportunities which could include purchasing or developing resort properties in or near some of our parks. We also recently announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi (see the “International Development Strategy” section which follows).

In March 2016, we converted Aquatica San Antonio into a stand-alone, separate admission park that guests can access through an independent gate without the need to purchase admission to SeaWorld San Antonio.  Prior to 2016, Aquatica San Antonio was only accessible to SeaWorld San Antonio guests for an additional fee. This separate gate has provided incremental attendance; however, we have also seen a shift in guests from SeaWorld San Antonio to Aquatica San Antonio. Total combined attendance at our Texas park locations increased by approximately 333,000 guests in the year ended December 31, 2016 when compared to 2015.

Key Business Metrics Evaluated by Management

Attendance

We define attendance as the number of guest visits to our theme parks. Attendance drives admissions revenue as well as total in-park spending. The level of attendance at our theme parks is a function of many factors, including the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests, consumer confidence and other factors beyond our control, including the potential spread of contagious diseases.

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 61% of our total revenue for the year ended December 31, 2016. Over the same time period, we reported $37.17 in admission per capita, representing a decrease of 1.4% from $37.69 for the year ended December 31, 2015.  Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day or annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing which on average is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance.  For the year ended December 31, 2016, food, merchandise and other revenue accounted for approximately 39% of our total revenue. Over the same time period, we reported $23.93 of in-park per capita spending, representing an increase of 2.6% from $23.32 for the year ended December 31, 2015.  In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, passholders, domestic or international guests) and the mix of in-park spending.  As an example, international guests tend to drive higher in-park per capita spending when compared to other guests.  See further discussion in the “Results of Operations” section which follows.

Trends Affecting Our Results of Operations

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation.  Adverse publicity concerning our business generally could harm our brands, reputation and results of operations.  The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity.  Our SeaWorld-branded parks have been the target of negative media attention concerning the orcas in our care, particularly in the state of California, and we believe we experienced demand pressures in 2014 and 2015 in California due to such media attention.  We introduced a number of initiatives, including new marketing and reputation campaigns to address public perceptions, share facts and correct misinformation.  We believe that these efforts, among others, have had a positive impact on public perception and on our reputation as we have seen improvement in our attendance and revenue trends in California in 2016.

On March 17, 2016, we announced that we have ended all orca breeding and the orcas currently in our care will be the last generation of orcas at SeaWorld (the “Orca Announcement”).  We also announced that we will introduce new, inspiring, natural orca encounters and phase out our current theatrical shows, as part of our ongoing commitment to education, marine science research, and rescue of marine animals. These programs will focus on orca enrichment, exercise, and overall health. This change will start in our SeaWorld San Diego park in 2017, and is expected to be at all three SeaWorld parks by 2019.  In conjunction with the Orca Announcement, the orca habitat expansion we previously disclosed (the “Blue World Project”), as originally designed and planned, will not move forward and we will spend significantly less capital than the originally proposed Blue World Project.  The “new” SeaWorld will maintain our unique value proposition of providing experiences that matter, and inspiring guests to protect animals and the wild wonders of our world.  We have implemented an integrated marketing plan designed to attract new and repeat guests to the “new” SeaWorld with its unique blend of compelling animal experiences and new rides and attractions for the whole family.

Attendance declined in 2016 by approximately 471,000 guests, or 2.1%, primarily due to weakness at our Florida park locations, and to a lesser extent, a decline in attendance at our Northeast park locations, partially offset by an increase of 333,000 in attendance at our Texas park locations, which mainly benefited from the new gate at its water park in 2016.  The weakness in Florida, a decline of approximately 547,000 guests when compared to 2015, can be attributed to the following factors: (i) a decline in international attendance, particularly from Latin America which decreased by approximately 383,000 guests, or 32%; (ii) an overall softness in the Orlando market as evidenced by reduced hotel occupancy at Orlando-area hotels, along with competitive pressures in Orlando early in 2016; and, to a lesser extent, (iii) the adverse effects of Tropical Storm Colin, Hurricane Matthew and Hurricane Hermine at our Florida park locations.  Passholder attendance for SeaWorld Orlando in 2016 also declined, and we believe this decline resulted from less discounting on season pass products early in 2016 when compared to the same period of 2015.  To address this issue, we introduced new strategic season pass promotions later in 2016.  Passholder attendance for SeaWorld Orlando declined by 18% in the first half of 2016 compared to the first half of 2015; however, passholder attendance improved later in the year and increased by 4% in the second half of 2016 when compared to the second half of 2015.  The decline in attendance at our Northeast park locations for 2016 was primarily due to the effects of Hurricane Matthew and Hurricane Hermine.

We believe the decline in international attendance results from the strengthening of the U.S. dollar against a variety of foreign currencies.  Our internal indicators show the majority of the international shortfall is coming from Brazil, which has recently faced political instability and an economic recession.  In 2016, the decline from Latin America that we experienced in the first quarter (down 32%) accelerated during the second quarter (down 47%) but abated in the third quarter (down 28%) and the fourth quarter (down 23%).  Fluctuations in foreign currency exchange rates impact our business due to the effect a strong dollar has on international tourist spending. To manage this impact going forward, we modified our international marketing to reflect more appropriate ticket offers in light of the foreign currency exchange rate pressures and we shifted portions of our marketing spend from Latin America to domestic markets. The June 2016 announcement of the Referendum of the United Kingdom's Membership of the European Union (referred to as Brexit) has introduced additional volatility and uncertainty in global stock markets and currency exchange rates which could also have an impact on our future international attendance from the United Kingdom in particular.  Historically, attendance from the United Kingdom represents approximately 5% of our total annual attendance.

Looking ahead to 2017, we have introduced strategic season pass promotions and other ticket offers, expanded on our special events and announced an extensive 2017 new line-up of attractions, shows and events. We expect 2017 to be one of the largest new attraction years in our more than 50 year history. We have also begun working with a leading consulting firm in an effort to enhance our pricing capabilities and capitalize on what we believe are meaningful total revenue per capita opportunities. We plan to work together on revenue enhancement and pricing with a goal of increasing our total revenue per capita.

Our success depends on our ability to grow our business, in part through targeted capital investments to improve our existing theme parks, rides, attractions and shows. Our growth and innovation strategies require significant commitments of management resources and capital investments designed to improve guest satisfaction and generate returns.  As a result, we make annual investments to support and improve our existing theme park facilities and attractions.  Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue, and increase our guests’ length of stay.  As mentioned above, we expect to invest in capital spending on new attractions for 2017, which will include a virtual reality experience in Orlando, a new realm and orca presentation in San Diego and new roller coasters in both Williamsburg and San Antonio.

Our success also depends to some extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. High volatility and uncertainty as to the future global economic landscape continues to have an adverse effect on consumers’ discretionary income and consumer confidence. Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. Generally, our revenue and attendance growth have been correlated with domestic economic growth, as reflected in the gross domestic product (“GDP”) and the overall level of growth in domestic consumer spending.

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

On August 26, 2016, following the Orca Announcement, the California Orca Protection Act was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. As discussed above, the new orca programs we are developing will be consistent with these standards and begin in our San Diego park in 2017 with our other SeaWorld parks following by 2019.  On November 4, 2016, the California Coastal Commission granted approval to permit the renovation of the existing backdrop at the orca habitat at our San Diego park.  This approval allows us to continue to develop our new orca program in our San Diego park.

On February 8, 2016, the San Diego City Council decided to put a proposal on the June 7, 2016 primary ballot for voters to decide whether the city of San Diego should have a higher minimum wage than the $10 per hour required by the State of California. The proposal was approved by San Diego voters and, beginning on July 11, 2016, the city’s minimum wage was increased to $10.50 and, beginning on January 1, 2017, was increased again to $11.50. Two years later in January 2019, annual increases to the San Diego minimum wage as well as the State of California minimum wage based on the consumer price index will start to be implemented. For a discussion of certain risks associated with the San Diego minimum wage and State of California minimum wage increases, see “Risk Factors” included elsewhere in this Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

For a discussion of certain risks associated with federal and state regulations governing the treatment of animals, see “Risk Factors” included elsewhere in this Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.”

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We assess these opportunities while maintaining a conservative and disciplined approach towards the execution of our international development strategy.  We have identified certain international market priorities as well as identified certain international partners within such markets for prioritization of our resources. The market priorities were developed based on a specific set of criteria to ensure we expand our brands into the most attractive markets.

On December 13, 2016, we announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island (the “Middle East Project”).  As part of this partnership, we are providing certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses.

As of December 31, 2016, we have received a nonrefundable payment of $10.0 million from our partner in consideration of the design and planning services described above which is recorded as deferred revenue in other liabilities and have incurred approximately $2.8 million of deferred costs which is recorded in other assets on the accompanying consolidated balance sheet as of December 31, 2016. On November 3, 2016, the definitive documents related to the Middle East Project were finalized and executed by the parties.

This next generation SeaWorld Abu Dhabi will also introduce the United Arab Emirates’ (“UAE”) first dedicated marine life research, rescue, rehabilitation and return center with world-class facilities and resources for the care and conservation of local marine life.  Planned to open ahead of the marine life themed park, the facility will provide an important resource for UAE nationals and residents looking to develop or enhance expertise in marine life sciences and will serve as a hub for collaboration with local and international environmental organizations and projects.

SeaWorld Abu Dhabi will be the first new SeaWorld without orcas, and will integrate up-close animal experiences, mega attractions and a world class aquarium, bringing the latest technology in visitor engagement.  SeaWorld Abu Dhabi is expected to open by 2022.  The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stage.

For a discussion of certain risks associated with our international development strategy, including the Middle East Project, see “Risk Factors—Risks Related to Our Business and Our Industry—We may not realize the benefits of acquisitions or other strategic initiatives.”

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of Christmas and New Year. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. One of our goals is to continue to generate cash flow throughout the year to maximize profitability and minimize the effects of seasonality, in particular at our theme parks that are open year-round. In recent years, we have begun to drive attendance during non-peak times by offering a variety of seasonal programs and events, such as shows for kids, special food and concert series, and Halloween and Christmas events. In addition, during seasonally slow times, operating costs are controlled by reducing operating hours and show schedules. Employment levels required for peak operations are met largely through part-time and seasonal hiring.

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests, consumer confidence and other factors beyond our control, including the potential spread of contagious diseases. Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, domestic or international guests) and the mix of in-park spending.  For other factors affecting our revenues, see “Risk Factors—Risks Related to Our Business and Our Industry.”

In addition to the theme parks, we are also involved in entertainment, media and consumer product businesses that leverage our intellectual property. While these businesses currently do not represent a material percentage of our revenue, they are important strategic drivers in terms of consumer awareness and brand building.

Costs and Expenses

The principal costs of our operations are employee salaries and benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our operating costs and expenses include minimum wage legislation, competitive wage pressures, commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels. A large portion of our expenses is relatively fixed because the costs for full-time employees, advertising, maintenance, animal care, utilities and insurance do not vary significantly with attendance. For factors affecting our costs and expenses, see “Risk Factors—Risks Related to Our Business and Our Industry.”

Operating expenses in 2016 increased $28.1 million, or 4%, when compared to 2015.  The increase primarily relates to an increase in other direct labor and benefit costs and an increase in equity compensation expense.  The increase in other direct labor and benefit costs resulted primarily from wage and merit increases.  The additional equity compensation expense relates to an increase of $10.2 million primarily associated with certain performance-vesting restricted shares originally granted on or before our initial public offering in 2013, (the “2.25x Performance Restricted shares”), which vested on April 1, 2016 (see Note 18–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

Selling, general and administrative expenses in 2016 increased $24.5 million, or 11%, when compared to 2015.  The increase relates to an increase of $20.8 million in equity compensation expense primarily related to the 2.25x Performance Restricted shares which vested on April 1, 2016 (see Note 18–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).  In addition to the increase in equity compensation expense, selling, general and administrative expenses also increased by $10.6 million related to barter expense, which was partially offset by targeted costs savings initiatives and a decrease in marketing and reputation costs.

In 2016, we removed deep-water lifting floors from the orca habitats at each of our three SeaWorld-branded theme parks.  The deep-water lifting floors were intended as another safety tool for conducting in-water training in the deeper pools. The lifting floors located in the medical pools, where our orca in-water training currently takes place, were not affected. That training will continue as an essential part of our overall safety program.  Having safely and successfully conducted in-water training in the medical pools for almost 4 years, our safety and zoological professionals determined that the deep-water lifting floors in the deeper pools were no longer needed. This change provides more space for the animals, and increases the time that the deep-water pool is available by eliminating downtime for maintenance and cleaning. As a result, in 2016, we recorded $33.7 million of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive (loss) income for the year ended December 31, 2016.  During the year ended December 31, 2016, we also recorded approximately $6.4 million in asset write-offs associated with the canceled Blue World Project, which is included in operating expenses in the accompanying consolidated statements of comprehensive (loss) income for the year ended December 31, 2016.

Following a fundamental review of our cost structure, we are executing a comprehensive cost optimization program that is expected to reduce costs by approximately $65.0 million, with a targeted $40.0 million in net savings by the end of 2018.  As part of this program, on December 6, 2016, we committed to and implemented a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2016 Restructuring Program”). The 2016 Restructuring Program involved the elimination of approximately 320 positions by the end of the fourth quarter of fiscal year 2016 across our theme parks and our headquarters. As a result, we recorded approximately $8.9 million in pre-tax restructuring charges in the fourth quarter of 2016 related to severance and other related expenses incurred in connection with the 2016 Restructuring Program. See Note 4–Restructuring Programs and Separation Costs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.  As mentioned above, barter expense increased by $10.6 million in 2016 when compared to 2015.

Results of Operations

The following discussion provides an analysis of our consolidated financial data for the years ended December 31, 2016 and 2015. This data should be read in conjunction with our consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.”

Comparison of the Years Ended December 31, 2016 and 2015

The following table presents key operating and financial information for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31,		Variance
	2016	2015	$	%
Selected Statements of Comprehensive (Loss) Income Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$817,793	$846,922	$(29,129)	(3.4%)
Food, merchandise and other	526,499	524,082	2,417	0.5%
Total revenues	1,344,292	1,371,004	(26,712)	(1.9%)
Costs and expenses:
Cost of food, merchandise and other revenues	100,643	103,980	(3,337)	(3.2%)
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $11,033 and $863 for the years ended December 31, 2016 and 2015, respectively)	736,842	708,745	28,097	4.0%
Selling, general and administrative (includes equity compensation of $26,482 and $5,664 for the years ended December 31, 2016 and 2015, respectively)	238,557	214,072	24,485	11.4%
Restructuring and other related costs	9,016	2,268	6,748	297.5%
Depreciation and amortization	199,649	182,503	17,146	9.4%
Total costs and expenses	1,284,707	1,211,568	73,139	6.0%
Operating income	59,585	159,436	(99,851)	(62.6%)
Other expense, net	125	129	(4)	(3.1%)
Interest expense	62,661	65,571	(2,910)	(4.4%)
Loss on early extinguishment of debt and write- off of discounts and debt issuance costs	—	20,905	(20,905)	(100.0%)
(Loss) income before income taxes	(3,201)	72,831	(76,032)	(104.4%)
Provision for income taxes	9,330	23,698	(14,368)	(60.6%)
Net (loss) income	$(12,531)	$49,133	$(61,664)	(125.5%)
Other data:
Attendance	22,000	22,471	(471)	(2.1%)
Total revenue per capita	$61.10	$61.01	$0.09	0.2%

Admissions revenue. Admissions revenue for the year ended December 31, 2016 decreased $29.1 million, or 3.4%, to $817.8 million as compared to $846.9 million for the year ended December 31, 2015.  The decrease in admissions revenue was a result of a decline in attendance of 2.1%, along with a decrease of 1.4% in admission per capita to $37.17 in 2016 from $37.69 in 2015.    Attendance declined by approximately 471,000 guests, primarily due to weakness at our Florida park locations, and to a lesser extent, a decline in attendance at our Northeast park locations, partially offset by an increase of 333,000 in attendance at our Texas park locations, which mainly benefited from the new gate at its water park in 2016.  The weakness in Florida, a decline of approximately 547,000 guests when compared to 2015, can be attributed to the following factors: (i) a decline in international attendance, particularly from Latin America which decreased by approximately 383,000 guests, or 32%; (ii) an overall softness in the Orlando market as evidenced by reduced hotel occupancy at Orlando-area hotels, along with competitive pressures in Orlando early in 2016; and, to a lesser extent, (iii) the adverse effects of Tropical Storm Colin, Hurricane Matthew and Hurricane Hermine at our Florida park locations.  Passholder attendance for SeaWorld Orlando in 2016 also declined, and we believe this decline resulted from less discounting on season pass products early in 2016 when compared to the same period of 2015.  To address this issue, we introduced new strategic season pass promotions later in 2016.  Passholder attendance for SeaWorld Orlando declined by 18% in the first half of 2016 compared to the first half of 2015; however, passholder attendance improved later in the year and increased by 4% in the second half of 2016 when compared to the second half of 2015.  The decline in attendance at our Northeast park locations for 2016 was primarily due to the effects of Hurricane Matthew and Hurricane Hermine.  The decline in admission per capita results primarily from an unfavorable park attendance mix, resulting from more guest concentration at our water parks in 2016 and the new gate for Aquatica San Antonio, along with the impact of fewer international guests when compared to 2015.  These factors were partially offset by an increase in admissions per capita due to additional revenue from barter transactions, which are offset in expenses.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2016 increased $2.4 million, or 0.5% to $526.5 million as compared to $524.1 million for the year ended December 31, 2015. This increase was primarily a result of a 2.6% increase in in-park per capita spending to $23.93 in 2016 from $23.32 in 2015, which was largely offset by the decline in attendance.  In-park per capita spending improved primarily due to increased sales of in-park products, such as front of the line “Quick Queue” access.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2016 decreased $3.3 million, or 3.2%, to $100.6 million as compared to $104.0 million for the year ended December 31, 2015.  These costs represent 19.1% and 19.8% of related revenue earned for the years ended December 31, 2016 and 2015, respectively. The decrease as a percentage of revenue relates to our ongoing focus on cost savings initiatives.

Operating expenses. Operating expenses for the year ended December 31, 2016 increased by $28.1 million, or 4.0% to $736.8 million as compared to $708.7 million for the year ended December 31, 2015. The increase was largely related to an increase in other direct labor and benefit costs and an increase in equity compensation expense.  The increase in other direct labor and benefit costs resulted primarily from wage and merit increases.  The additional equity compensation expense relates to an increase of $10.2 million primarily associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 (see Note 18–Equity-Based Compensation in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details).  Operating expenses were 54.8% of total revenues in 2016 compared to 51.7% in 2015.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2016 increased by $24.5 million, or 11.4% to $238.6 million as compared to $214.1 million for the year ended December 31, 2015. The increase largely relates to an increase of $20.8 million in equity compensation expense primarily related to the 2.25x Performance Restricted shares which vested on April 1, 2016 (see Note 18–Equity-Based Compensation in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details).  In addition to the increase in equity compensation expense, selling, general and administrative expenses also increased by $10.6 million related to barter expense which was partially offset by targeted costs savings initiatives and a decrease in marketing and reputation costs.  As a percentage of total revenue, selling, general and administrative expenses were 17.7% in 2016 compared to 15.6% in 2015.  Excluding non-cash equity compensation expense and barter expense, selling, general and administrative expenses decreased by a net of $6.9 million in 2016 when compared to 2015.

Restructuring and other related costs. Restructuring and other related costs of $9.0 million for the year ended December 31, 2016 relates to severance and other related expenses primarily associated with certain positions eliminated in 2016 as a result of the 2016 Restructuring Program announced in December 2016. The 2016 Restructuring Program involved the elimination of approximately 320 positions by the end of the fourth quarter of fiscal year 2016 across our theme parks and our headquarters. Restructuring and other related costs of $2.3 million for the year ended December 31, 2015 represent salaries and severance for individuals with continuing service obligations, which were impacted by the restructuring program announced in December 2014. See Note 4–Restructuring Programs and Separation Costs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2016 increased by $17.1 million, or 9.4% to $199.6 million as compared to $182.5 million for the year ended December 31, 2015.  The increase in depreciation and amortization expense is primarily a result of $33.7 million in accelerated depreciation incurred in the first quarter of 2016 due to the disposal of deep-water lifting floors from our orca habitats along with new asset additions, partially offset by fully depreciated assets and asset retirements.

Interest expense. Interest expense for the year ended December 31, 2016 decreased $2.9 million, or 4.4% to $62.7 million as compared to $65.6 million for the year ended December 31, 2015, due to the $260.0 million redemption of the 11.0% unsecured senior notes in April 2015 which were refinanced with additional term loans under our senior secured credit facilities at a lower interest rate (effective rate of 4.33% as of December 31, 2016). See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

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

Provision for income taxes. The provision for income taxes for the year ended December 31, 2016 was $9.3 million compared to a provision of $23.7 million in the year ended December 31, 2015. The change primarily results from the impact of a decrease in pretax income in 2016 compared to 2015, offset by a change in our effective tax rate. Our effective income tax rate in 2016 (-291.5%) differs from the statutory federal income tax rate primarily due to permanent items, the majority of which relates to nondeductible equity-based compensation that was recorded in the first quarter of 2016 due to the 2.25x Performance Restricted shares, which vested on April 1, 2016, the revaluation of certain state net operating loss carryforwards as a result of a restructuring and state income taxes. See Note 18–Equity-Based Compensation and Note 13–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Comparison of the Years Ended December 31, 2015 and 2014

The following table presents key operating and financial information for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31,		Variance
	2015	2014	$	%
Selected Statements of Comprehensive Income Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$846,922	$859,426	$(12,504)	(1.5%)
Food, merchandise and other	524,082	518,386	5,696	1.1%
Total revenues	1,371,004	1,377,812	(6,808)	(0.5%)
Costs and expenses:
Cost of food, merchandise and other revenues	103,980	109,024	(5,044)	(4.6%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	708,745	727,659	(18,914)	(2.6%)
Selling, general and administrative	214,072	189,369	24,703	13.0%
Restructuring and other related costs	2,268	11,567	(9,299)	(80.4%)
Separation costs	—	2,574	(2,574)	(100.0%)
Secondary offering costs	—	747	(747)	(100.0%)
Depreciation and amortization	182,503	176,275	6,228	3.5%
Total costs and expenses	1,211,568	1,217,215	(5,647)	(0.5%)
Operating income	159,436	160,597	(1,161)	(0.7%)
Other expense (income), net	129	(198)	327	(165.2%)
Interest expense	65,571	81,543	(15,972)	(19.6%)
Loss on early extinguishment of debt and write- off of discounts and debt issuance costs	20,905	461	20,444	NM
Income before income taxes	72,831	78,791	(5,960)	(7.6%)
Provision for income taxes	23,698	28,872	(5,174)	(17.9%)
Net income	$49,133	$49,919	$(786)	(1.6%)
Other data:
Attendance	22,471	22,399	72	0.3%
Total revenue per capita	$61.01	$61.51	$(0.50)	(0.8%)

 NM-Not Meaningful

Admissions revenue. Admissions revenue for the year ended December 31, 2015 decreased $12.5 million, or 1.5% to $846.9 million as compared to $859.4 million for the year ended December 31, 2014. The decrease in admissions revenue was a result of a decrease of 1.8% in admission per capita to $37.69 in 2015 from $38.37 in 2014, offset slightly by an increase of 0.3% in attendance.  The change in admission per capita primarily related to an increase in promotional offerings and passholder visitation along with an unfavorable shift in the park attendance mix compared to the prior year period.  Attendance for 2015 primarily benefited from an improvement at all but two of our park locations, due to increased promotional offerings, strong passholder visitation, additional consumer event programs and a favorable operating schedule due to the later timing of Labor Day in 2015.  The positive impact of these factors was largely offset by reduced attendance in Texas and California in 2015.  The decline in Texas primarily related to a reduction in passholder visitation and promotional offerings, a lack of significant competitive offerings at this location and the impact of record levels of rainfall during the second quarter of 2015.  The decline in California in 2015 primarily related to continued SeaWorld brand challenges.

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

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2015 increased by $24.7 million, or 13.0% to $214.1 million as compared to $189.4 million for the year ended December 31, 2014. The increase in 2015 was largely related to: (i) additional third party consulting costs, (ii) an increase in labor related costs primarily associated with new equity grants awarded in 2015, (iii) an increase in marketing costs associated with our reputation campaign and (iv) an increase in legal fees when compared to the prior year period.  As a percentage of total revenue, selling, general and administrative expenses were 15.6% in 2015 compared to 13.7% in 2014.

Restructuring and other related costs. Restructuring and other related costs for 2015 include $2.0 million in severance associated with certain positions eliminated in the fourth quarter of 2015, and $0.3 million related to severance for individuals with continuing service obligations through the second quarter of 2015, which were impacted by the restructuring program announced in December 2014 (the “2014 Restructuring Program”). Restructuring and other related costs of $11.6 million for the year ended December 31, 2014 represent severance and other related expenses incurred in connection with the 2014 Restructuring Program. The 2014 Restructuring Program involved the elimination of approximately 300 positions across our theme parks and corporate headquarters in an effort to centralize certain operations and reduce duplication of functions to increase efficiencies.

Separation costs. Separation costs for the year ended December 31, 2014 represented costs incurred in 2014 related to the separation of our former Chief Executive Officer and President.

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

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $20.9 million for the year ended December 31, 2015 related to a $14.3 million premium paid for the early redemption of $260.0 million of our Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs and a $0.6 million write-off in discounts and debt issuance costs related to the voluntary prepayment of $30.0 million on our Senior Secured Credit Facilities during the fourth quarter of 2015.  See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.  Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $0.5 million for the year ended December 31, 2014 related to a write-off in discounts and debt issuance costs related to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities during the third quarter of 2014.

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

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash may include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), common stock dividends and share repurchases. As of December 31, 2016, we had a working capital deficit of approximately $109.9 million. Partially as a result of the seasonal nature of our business, we typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

Potential Debt Refinancing Transaction

We are currently exploring a potential refinancing of our existing senior secured credit facilities in order to improve our capital structure by extending maturities and improving certain other terms of our debt.  The debt refinancing will be subject to certain customary closing conditions and there can be no assurance that we will be successful in completing the refinancing on any particular terms or at all.

Dividends

Prior to September 19, 2016, our Board of Directors (the “Board”) had a policy to pay, subject to legally available funds, a regular quarterly dividend.  The payment and timing of cash dividends was within the discretion of our Board and depended on many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deemed relevant.  On September 19, 2016, our Board declared a cash dividend of $0.10 per share of common stock.  Subsequent to this dividend declaration, our Board also suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital, when possible, to opportunities that offer the greatest long-term returns to shareholders such as, but not limited to, investments in new attractions, debt repayments or share repurchases. Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon the many factors described above.

Dividends paid to stockholders were $65.3 million, $72.3 million and $72.1 million in the years ended December 31, 2016, 2015 and 2014, respectively.  For tax purposes, all of the dividends paid in 2016 and a portion of the dividends paid in 2015 and 2014 were treated as a return of capital to stockholders.  See “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividends.”

Certain performance-vesting restricted shares originally granted on or before our initial public offering in 2013 (the “2.25x Performance Restricted shares”) held by some of our equity plan participants vested on April 1, 2016.  As a result, we recognized $27.5 million of equity compensation expense and recorded and paid approximately $3.4 million of accumulated dividends related to these 2.25x Performance Restricted shares during the year ended December 31, 2016. See Note 18–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Approximately $0.9 million of dividends declared through December 31, 2016 relate to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved and will be paid if the awards vest in accordance with their terms. Accumulated dividends on certain performance-vesting restricted share awards that are not considered probable of vesting as of December 31, 2016, were approximately $4.1 million and will be paid only if and to the extent the shares vest in accordance with their terms.

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

There were no share repurchases during the year ended December 31, 2016. During the year ended December 31, 2015, we repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45.0 million, leaving $190.0 million available for future repurchases under the Share Repurchase Program as of December 31, 2016. See Note 19–Stockholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Other

In June 2015, we entered into five forward interest rate swap agreements (the “Forward Swaps”) to effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1.0 billion of our outstanding long-term debt. The Forward Swaps became effective on September 30, 2016, have a total notional amount of $1.0 billion and mature on May 14, 2020.

On September 30, 2016 our 4 traditional interest rate swap agreements (collectively, the “Interest Rate Swap Agreements”) with a combined notional amount of $1.25 billion matured in accordance with their terms. See Note 11–Long-Term Debt and Note 12–Derivative Instruments and Hedging Activities to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$280,412	$286,274	$261,532
Net cash used in investing activities	(160,286)	(157,377)	(156,546)
Net cash used in financing activities	(70,139)	(153,832)	(177,921)
Net increase (decrease) in cash and cash equivalents	$49,987	$(24,935)	$(72,935)

Cash Flows from Operating Activities

Net cash provided by operating activities was $280.4 million during the year ended December 31, 2016 compared to $286.3 million during the year ended December 31, 2015.  The change in net cash provided by operating activities was primarily impacted by a decrease in revenue in 2016 primarily due to a decline in attendance when compared to the prior year offset by favorable changes in working capital accounts.

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

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2016 consisted primarily of capital expenditures of $160.5 million largely related to future attractions.

Net cash used in investing activities during the years ended December 31, 2015 and 2014 consisted primarily of capital expenditures of $157.3 million and $154.6 million, respectively, largely related to attractions which opened in 2015 and 2016.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2017 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2016 was primarily attributable to $65.3 million in cash dividends paid to common stockholders and $12.6 million paid on our Senior Secured Credit Facilities, as defined below, which was offset by a net draw on our Revolving Credit Facility of $9.4 million.

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

As of December 31, 2016, our Senior Secured Credit Facilities consisted of a $1,327.9 million senior secured term loan facility (the “Term B-2 Loans”), and a $245.8 million  senior secured term loan facility (the “Term B-3 Loans”) which, in each case, will mature on May 14, 2020 along with a $192.5 million senior secured revolving credit facility (the “Revolving Credit Facility”), of which $24.4 million was outstanding as of December 31, 2016.  The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the Term B-2 Loans or Term B-3 Loans, and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. As of December 31, 2016, SEA had approximately $17.2 million of outstanding letters of credit, leaving approximately $150.9 million available for borrowing. The outstanding balance under the Revolving Credit Facility is included in current maturities on long-term debt on the accompanying consolidated balance sheet as of December 31, 2016 included elsewhere in this Annual Report on Form 10-K, due to the Company’s intent to repay the borrowings within the next twelve months. Subsequent to December 31, 2016, SEA borrowed an additional $45.6 million under the Revolving Credit Facility for general working capital purposes and repaid $20.0 million.

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

Our Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness;  make guarantees; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in the nature of the business; and make prepayments of junior debt.  Our Senior Secured Credit Facilities also contain covenants requiring SEA to maintain specified maximum annual capital expenditures, a maximum total net leverage ratio and a minimum interest coverage ratio. SEA is required to prepay the outstanding Term B-2 and Term B-3 Loans, subject to certain exceptions with 50% of SEA’s annual “excess cash flow” (with step-downs to 25% and 0%, as applicable, based upon achievement by SEA of a certain total net leverage ratio).  During the first quarter of 2017, we expect to make a mandatory prepayment of $6.3 million on our Senior Secured Credit Facilities based on our excess cash flow calculation as of December 31, 2016.

We are currently exploring a potential refinancing of our existing senior secured credit facilities in order to improve our capital structure by extending maturities and improving certain other terms of our debt.  The debt refinancing will be subject to certain customary closing conditions and there can be no assurance that we will be successful in completing the refinancing on any particular terms or at all.

See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Covenant Compliance

As of December 31, 2016, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

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

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of December 31, 2016, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.61 to 1.00, which results in a $90.0 million capacity for restricted payments in the year ending December 31, 2017. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate companies in the industry. In addition, the presentation of Adjusted EBITDA provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Senior Secured Credit Facilities.  Adjusted EBITDA is a material component of these covenants.

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered in isolation or as a substitute for a measure of our financial performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate our financial performance. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation. The Senior Secured Credit Facilities generally defines “Adjusted EBITDA” as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the Senior Secured Credit Facilities.  Adjusted EBITDA as defined in the Senior Secured Credit Facilities is consistent with our reported Adjusted EBITDA.

The following table reconciles Adjusted EBITDA to net (loss) income for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net (loss) income	$(12,531)	$49,133	$49,919
Provision for income taxes	9,330	23,698	28,872
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	20,905	461
Interest expense	62,661	65,571	81,543
Depreciation and amortization	199,649	182,503	176,275
Equity-based compensation expense (b)	37,515	6,527	2,349
Other non-cash expenses (c)	9,382	6,285	5,036
Other business optimization costs (d)	12,384	2,219	11,567
Other adjusting items (e)	3,365	1,435	3,331
Other items (f)	233	901	—
Estimated cost savings (g)	10,000	1,949	10,000
Secondary offering costs (h)	—	—	747
Adjusted EBITDA(i)	$331,988	$361,126	$370,100

(a)

Reflects a $14.3 million premium paid for the early redemption in April 2015 of $260.0 million of our then existing Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs and a $0.6 million write-off of discounts and debt issuance costs related to the voluntary prepayment of $30.0 million to our Senior Secured Credit Facilities in the year ended December 31, 2015. For the year ended December 31, 2014, reflects the write-off of discounts and debt issuance costs related to the voluntary prepayment of $31.5 million on our Senior Secured Credit Facilities.

(b)

Reflects non-cash compensation expenses associated with the grants of equity compensation and includes $27.5 million in the year ended December 31, 2016 associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 (see Note 18–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details).

(c)

Reflects non-cash expenses related to miscellaneous asset write-offs including $6.4 million in the year ended December 31, 2016 associated with the canceled Blue World Project, and non-cash losses on derivatives.

(d)

For the year ended December 31, 2016, reflects business optimization and other strategic initiative costs primarily consisting of $8.9 million of severance and other related employment expenses for positions eliminated in connection with the previously announced 2016 Restructuring Program, $2.4 million of third party consulting and legal costs and $1.1 million of other severance and employment expenses incurred in 2016.  For the year ended December 31, 2015, reflects severance and other employment expenses for certain positions eliminated in the fourth quarter of 2015 as a result of cost saving initiatives. Business optimization costs for the year ended December 31, 2014 represent restructuring and other related costs and consist of $8.6 million related to severance and other employment expenses and $3.0 million related to third party consulting costs associated with the development of the cost savings plan and the 2014 Restructuring Program. The Adjusted EBITDA calculations presented in the table above do not reflect certain 2015 other business optimization costs incurred prior to the fourth quarter of 2015 due to limitations as described in footnote (i) below.

(e)

Reflects primarily non-recurring product and intellectual property development costs incurred for the years ended December 31, 2016 and 2014 and for the fourth quarter of 2015. For the years ended December 31, 2016 and 2015, also includes state franchise taxes paid of $0.2 million.  State franchise taxes were not included in 2014 and were not material. The Adjusted EBITDA calculations presented in the table above do not reflect certain 2015 other adjusting items incurred prior to the fourth quarter of 2015 due to limitations as described in footnote (i) below.

(f)

Reflects the impact of certain items during the years ended December 31, 2016 and 2015 which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. The credit agreement allows these items to be excluded on after-tax basis only, and accordingly, these items are presented net of the related taxes of $0.1 million and $0.5 million in the years ended December 31, 2016 and 2015, respectively.

(g)

For the years ended December 31, 2016 and 2014, reflects estimated cost savings related to the previously announced 2016 and 2014 Restructuring Programs, respectively. For the year ended December 31, 2015, reflects estimated 2015 cost savings related to certain actions on cost savings initiatives. These estimated cost savings are a non-GAAP Adjusted EBITDA item only that does not impact the Company’s reported GAAP net (loss) income. Pursuant to the credit agreement governing our Senior Secured Credit Facilities, our calculation of Adjusted EBITDA reflects, subject to certain limitations, estimated cost savings resulting from certain specified actions, including restructurings and cost savings initiatives.  The credit agreement governing our Senior Secured Credit Facilities limits the amount of estimated cost savings that do not result from acquisitions or dispositions which may be reflected in the calculation of Adjusted EBITDA to $10.0 million for any applicable consecutive four quarter period and $30.0 million in the aggregate, of which we have utilized approximately $22.0 million through December 31, 2016.

(h)

Reflects fees and expenses incurred in connection with the secondary offering of our common stock in April 2014 for the year ended December 31, 2014.  Pursuant to the Registration Rights Agreement, we paid all expenses related to the offering, other than underwriting discounts and commissions.  No shares were sold by us in the secondary offering and the selling stockholders received all of the net proceeds from the offering.

(i)

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

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2016:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$1,598,001	$51,713	$33,700	$1,512,588	$—
Operating leases(b)	343,839	15,223	28,638	23,670	276,308
Purchase obligations(c)	122,923	106,165	16,758	—	—
Total contractual obligations	$2,064,763	$173,101	$79,096	$1,536,258	$276,308

(a)

Represents principal payments of long-term debt and does not include estimated interest obligations of (in thousands) $76,643; $110,036; and $17,287 payable in less than one year, 1-3 year, and 3-5 year periods, respectively, calculated using interest rates at December 31, 2016. The outstanding balance under our Revolving Credit Facility is included in the less than one year category in the table above due to our intent to repay the borrowings within the next twelve months. During the first quarter of 2017, we expect to make a mandatory prepayment of $6,300 based on our excess cash flow calculation as of December 31, 2016, which is included in the less than one year category in the table above. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(b)	Represents commitments under long-term operating leases, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California, requiring annual minimum lease payments.
(c)

We have minimum purchase commitments with various vendors through 2018. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016.

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

An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, the determination of both undiscounted and discounted future cash flows requires management to make significant estimates and consider an anticipated course of action as of the balance sheet date. Subsequent changes in estimated undiscounted and discounted future cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists.  There was no impairment of any long-lived asset groups in 2016, 2015 or 2014.

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

Interim Impairment Test—During the third quarter of 2016, which is one of our largest quarters, due to year to date financial performance through the third quarter, driven primarily by a decline in international attendance along with competitive pressures and an overall softness in the Orlando market, we determined a triggering event occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit, which has goodwill recorded of approximately $269.0 million.  The results of step one of the interim goodwill impairment test as of September 30, 2016 indicated that the fair value for the reporting unit exceeded its carrying value by 14%.  A key assumption utilized in the goodwill analysis was a weighted average cost of capital of 9%.

Annual Impairment Tests— At December 1, 2016, a quantitative assessment was performed and we determined that we had no reporting units that were considered impaired as a result of this goodwill impairment test. During this quantitative assessment, we calculated that the fair value of the reporting units exceeded their respective carrying values by 9% and 171%.  A key assumption utilized in the goodwill analysis was a weighted average cost of capital of 10% to 11%.  At December 1, 2015, a qualitative assessment was performed on one of our reporting units and a quantitative assessment was performed on the other.  Based on the assessments, we determined that neither reporting unit was considered impaired. For the quantitative assessment that was performed, we calculated that the estimated fair value of the reporting unit exceeded its respective carrying value by 19%.  A key assumption utilized in the goodwill analysis was a weighted average cost of capital of 8.5%.  At December 1, 2014, a quantitative assessment was performed and we determined that we had no reporting units that were considered impaired as a result of this goodwill impairment test. During this quantitative assessment, we calculated that the fair value of the reporting units exceeded their respective carrying values by 12% and 106%.  A key assumption utilized in the goodwill analysis was a weighted average cost of capital of 9%.

Accordingly, based upon the quantitative assessment tests that were performed in 2016, 2015 and 2014, and the qualitative assessment that was performed as of December 1, 2015, we had no reporting units that were considered at risk of failing step one of the goodwill impairment tests.

Our other indefinite-lived intangible assets consist of certain trade names/trademarks and other intangible assets which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued annually using the relief from royalty method. Significant estimates required in this valuation method include estimated future revenues impacted by the trade names/trademarks, royalty rate by park, and appropriate discount rates. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information which in recent years have been materially accurate. Changes in these estimates and assumptions could materially affect the fair value determination used in the assessment of impairment. At December 1, 2016 and 2014, quantitative assessments were performed.  At December 1, 2015, we performed a qualitative assessment of certain trade names/trademarks and a quantitative assessment on the remaining trade names/trademarks.  Based on these assessments, there was no impairment as the estimated fair value of trade names/trademarks were substantially in excess of their carrying values. For the December 1, 2016 quantitative assessment, we calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values by 33% to 130%.  Key assumptions utilized in the analysis were a discount rate of 12.5% and an estimated royalty rate of 2% to 3%.  For the December 1, 2015 quantitative assessment, we calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values by 63% to 77%.  Key assumptions utilized in the analysis were a discount rate of 11.5% and an estimated royalty rate of 3%.  For the December 1, 2014 quantitative assessment, we calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values by 68% to 85%.  Key assumptions utilized in the analysis were a discount rate of 12.0% and an estimated royalty rate ranging from 2% to 3%.

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that deferred tax assets (primarily net operating loss and charitable contribution carryforwards) will be recovered from future taxable income. To the extent that we believe that recovery is not more likely than not, a valuation allowance against those amounts is recorded. To the extent that we record a valuation allowance or a change in the valuation allowance during a period, we recognize these amounts as income tax expense or benefit in the consolidated statements of comprehensive (loss) income. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a rolling three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from shares of stock sold by these same stockholders.

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

For the year ended December 31, 2014, a valuation allowance of approximately $1.5 million was recorded on charitable contribution carryforward deferred tax assets which expired on December 31, 2015.  This valuation allowance reversed at such time due to the expiration of those unused charitable contributions.  However, an additional valuation allowance of $0.9 million was recorded for the year ended December 31, 2015 for the charitable contributions which expired in 2016.  This valuation allowance reversed at such time due to the expiration of those unused charitable contributions.

Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for certain state net operating loss carryforwards, we have recorded a valuation allowance of $0.6 million, net of federal tax benefit, on the deferred tax assets related to state net operating losses. We believe it is more likely than not that the benefit from these state net operating loss carryforwards will not be realized.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $12.7 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at December 31, 2016, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $573.7 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $6.1 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone, an affiliate of our major stockholders, by Travelport Worldwide Limited and NCR Corporation, which may be considered to have been the Company’s affiliates during all or a portion of fiscal 2016.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

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

Item 14.  Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Comprehensive (Loss) Income	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-39

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-40 to F-45

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index beginning on page 66. Item 16. Form 10-K Summary None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeaWorld Entertainment, Inc.
Date: March 1, 2017

By:	/s/ JOEL K. MANBY
Name: Joel K. Manby
Title: President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity
/S/ JOEL K. MANBY	March 1, 2017	President and Chief Executive Officer, Director
Joel K. Manby		(Principal Executive Officer)

/S/ PETER J. CRAGE	March 1, 2017	Chief Financial Officer (Principal Financial Officer)
Peter J. Crage

/S/ MARC G. SWANSON	March 1, 2017	Chief Accounting Officer (Principal Accounting Officer)
Marc G. Swanson

/S/ DAVID F. D’ALESSANDRO	March 1, 2017	Director
David F. D’Alessandro

/S/ RONALD BENSION	March 1, 2017	Director
Ronald Bension

/S/ WILLIAM GRAY	March 1, 2017	Director
William Gray

/S/ JUDITH A. MCHALE	March 1, 2017	Director
Judith A. McHale

/S/ THOMAS E. MOLONEY	March 1, 2017	Director
Thomas E. Moloney

/S/ DONALD C. ROBINSON	March 1, 2017	Director
Donald C. Robinson

/S/ ELLEN O. TAUSCHER	March 1, 2017	Director
Ellen O. Tauscher

/S/ DEBORAH M. THOMAS	March 1, 2017	Director
Deborah M. Thomas

/S/PETER F. WALLACE	March 1, 2017	Director
Peter F. Wallace

Exhibit Index

Exhibit No.	Description

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

4.1

Stockholders Agreement, dated as of April 24, 2013, among SeaWorld Entertainment, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013)

10.1

Amendment No. 7, dated as of March 30, 2015, to the Credit Agreement, dated as of December 1, 2009, among SeaWorld Parks & Entertainment, Inc. (f/k/a SW Acquisitions Co., Inc.), the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, Letter of Credit issuer and swing line lender, Deutsche Bank Securities Inc. and Barclays Bank plc, as co-syndication agents, Mizuho Corporate Banks, Ltd., as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital and Deutsche Bank Securities Inc. as joint bookrunners, and the other agents and lenders from time to time party thereto (the Credit Agreement is included as Exhibit A to Amendment No. 7) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.2

Joinder Agreement, dated as of December 17, 2012, under the Credit Agreement, among SeaWorld of Texas Holdings, LLC, SeaWorld of Texas Management, LLC, SeaWorld of Texas Beverage, LLC and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.3

Joinder Agreement, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as administrative agent and collateral agent, to the Credit Agreement, dated as of December 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.4

Security Agreement, dated as of December 1, 2009, among SW Acquisitions Co., Inc., the other grantors named therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.5

Supplement No. 1, dated as of December 17, 2012, to the Security Agreement among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.6

Supplement No. 2, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as collateral agent, to the Security Agreement, dated as of December 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.7

Pledge Agreement, dated as of December 1, 2009, between SeaWorld Entertainment, Inc. (f/k/a/SW Holdco, Inc.) and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.8

Patent Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012  (No. 333-185697))

10.9

Trademark Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

Exhibit No.	Description

10.10

Trademark Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.11

Copyright Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012  (No. 333-185697))

10.12

Copyright Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.13

Registration Rights Agreement, dated December 1, 2009, by and among SeaWorld Entertainment, Inc. (f/k/a SW Holdco, Inc.), SW Cayman L.P. and the equityholders named therein (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013(No. 333-185697))

10.14

Lease Amendment, dated January 9, 1978, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.15

Lease Amendment, dated March 6, 1979, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.16

Lease Amendment, dated December 12, 1983, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.17

Lease Amendment, dated June 24, 1985, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.18

Lease Amendment, dated September 22, 1986, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.19

Lease Amendment, dated June 29, 1998, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.20

Lease Amendment, dated July 9, 2002, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.21

Trademark License Agreement, dated December 1, 2009, by and between Anheuser- Busch Incorporated and Busch Entertainment LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (No. 333-185697))

10.22

Amended and Restated Agreement, dated April 1, 1983, by and between SeaWorld Parks & Entertainment LLC (f/k/a SPI, Inc.) and Sesame Workshop (f/k/a Children’s Television Workshop) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (No. 333-185697))

10.23

Amendment, dated August 24, 2006, to the Amended and Restated Agreement, dated April 1, 1983, by and between SeaWorld Parks & Entertainment LLC (f/k/a SPI, Inc.) and Sesame Workshop (f/k/a Children’s Television Workshop) (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (No. 333-185697))

10.24

License Agreement, dated August 24, 2006, by and between Sesame Workshop and SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (No. 333-185697))

Exhibit No.	Description

10.25

Change in Control Notification and Consent, dated October 6, 2009, pursuant to the license agreement, dated April 1, 1983, as amended on August 24, 2006, between SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) and Sesame Workshop (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (No. 333-185697))

10.26

Change in Control Notification and Consent, dated October 6, 2009, pursuant to the license agreement, dated August 24, 2006, between SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) and Sesame Workshop (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (No. 333-185697))

10.27

Second Amended and Restated Equityholders Agreement, dated as of April 11, 2011 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (No. 333-185697))

10.28†	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (No. 333-185697))

10.29†	Form of Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on March 25, 2013 (No. 333-185697))

10.30†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 filed on April 8, 2013 (No. 333-185697))

10.31†

Offer Letter to David D’Alessandro, dated September 1, 2010 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (No. 333-185697))

10.32

Form of Share Repurchase Agreement between SeaWorld Entertainment, Inc. and the Partnerships  (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 filed on November 20, 2013 (No. 333-192420))

10.33†

Separation and Consulting Agreement, dated December 10, 2014, by and between SeaWorld Entertainment, Inc. and James Atchison (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (No. 001-35883)

10.34†

Restricted Stock Award Agreement, dated January 15, 2015, by and between SeaWorld Entertainment, Inc. and David D’Alessandro (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014) (No. 001-35883)

10.35†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.36†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Time-Based Shares) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.37†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.38†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Performance-Based Shares) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.39†

Employment Agreement, dated March 16, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015) (No. 001-35883)

10.40†

Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Time-Based Shares), dated April 7, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.41†

Option Grant Notice and Option Agreement (Employees—Time-Based Options), dated April 7, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (No. 001-35883)

10.42†

Employment Agreement, dated August 17, 2015, between SeaWorld Entertainment, Inc. and Peter J. Crage (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2015) (No. 001-35883)

Exhibit No.	Description

10.43†

Employment Agreement, dated August 16, 2015, by and between SeaWorld Entertainment, Inc. and Anthony Esparza (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015) (No. 001-35883)

10.44†	Form of Restricted Stock Agreement (Outside Director Award) (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016) (No. 001-35883)

10.45†

Separation Agreement, dated February 18, 2016, between SeaWorld Entertainment, Inc. and Daniel B. Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2016) (No. 001-35883)

10.46†

Amendment No.1 to the Separation and Consulting Agreement, dated as of April 13, 2016, by and between SeaWorld

Entertainment, Inc. and James Atchison (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2016) (No. 001-35883)

10.47†

Employment Agreement, dated June 14, 2016, between SeaWorld Entertainment, Inc. and Jack Roddy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)(No. 001-35883)

10.48†

Third Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (No. 001-35883)

10.49†

Form of Restricted Stock Award Agreement (Outside Director Annual Award) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (No. 001-35883)

10.50†*	Amendment #1 to Employment Agreement, dated December 7, 2016, between SeaWorld Entertainment, Inc. and Joel Manby

10.51†*	Amendment #1 to Employment Agreement, dated December 7, 2016, between SeaWorld Entertainment, Inc. and Peter J. Crage

10.52†*	Amendment #1 to Employment Agreement, dated December 7, 2016, between SeaWorld Entertainment, Inc. and Anthony Esparza

10.53†*	Amendment #2 to Employment Agreement, dated December 7, 2016, between SeaWorld Entertainment, Inc. and Jack Roddy

10.54†*	Offer Letter, dated December 28, 2016, between SeaWorld Entertainment, Inc. and Denise L. Godreau
10.55†*	Amendment #1 to Offer Letter, dated February 21, 2017, between SeaWorld Entertainment, Inc. and Denise L. Godreau
10.56†*	Second Amended and Restated Stock Ownership Guidelines
10.57†*	Amended and Restated Key Employee Severance Plan, effective March 1, 2017

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016) (No. 001-35883)

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
99.1*	Section 13(r) Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Filed herewith.

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

SEAWORLD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SeaWorld Entertainment, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of SeaWorld Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaWorld Entertainment, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

February 28, 2017

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$68,958	$18,971
Accounts receivable, net	36,726	39,538
Inventories	28,684	31,213
Prepaid expenses and other current assets	19,324	16,360
Total current assets	153,692	106,082
Property and equipment, at cost	2,828,446	2,748,161
Accumulated depreciation	(1,161,631)	(1,029,165)
Property and equipment, net	1,666,815	1,718,996
Goodwill	335,610	335,610
Trade names/trademarks, net	161,264	162,726
Other intangible assets, net	18,008	21,327
Deferred tax assets, net	22,114	23,994
Other assets	21,268	19,927
Total assets	$2,378,771	$2,388,662
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,680	$93,743
Current maturities on long-term debt	51,713	31,850
Accrued salaries, wages and benefits	21,010	12,330
Deferred revenue	78,891	79,818
Dividends payable	908	430
Other accrued expenses	23,410	11,143
Total current liabilities	263,612	229,314
Long-term debt, net of debt issuance costs of $9,702 and $13,333 as of December 31, 2016 and 2015, respectively	1,531,069	1,548,893
Deferred tax liabilities, net	70,033	65,689
Other liabilities	52,842	40,646
Total liabilities	1,917,556	1,884,542
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 91,861,054 and 90,320,374 shares issued at December 31, 2016 and 2015, respectively	919	903
Additional paid-in capital	621,343	624,765
Accumulated other comprehensive loss	(13,694)	(13,137)
Retained earnings	7,518	46,460
Treasury stock, at cost (6,519,773 shares at December 31, 2016 and 2015)	(154,871)	(154,871)
Total stockholders’ equity	461,215	504,120
Total liabilities and stockholders’ equity	$2,378,771	$2,388,662

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net revenues:
Admissions	$817,793	$846,922	$859,426
Food, merchandise and other	526,499	524,082	518,386
Total revenues	1,344,292	1,371,004	1,377,812
Costs and expenses:
Cost of food, merchandise and other revenues	100,643	103,980	109,024
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $11,033 and $863 for the years ended December 31, 2016 and 2015, respectively)	736,842	708,745	727,659
Selling, general and administrative (includes equity compensation of $26,482, $5,664 and $2,349 for the years ended December 31, 2016, 2015 and 2014, respectively)	238,557	214,072	189,369
Restructuring and other related costs	9,016	2,268	11,567
Separation costs	—	—	2,574
Secondary offering costs	—	—	747
Depreciation and amortization	199,649	182,503	176,275
Total costs and expenses	1,284,707	1,211,568	1,217,215
Operating income	59,585	159,436	160,597
Other expense (income), net	125	129	(198)
Interest expense	62,661	65,571	81,543
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	20,905	461
(Loss) income before income taxes	(3,201)	72,831	78,791
Provision for income taxes	9,330	23,698	28,872
Net (loss) income	$(12,531)	$49,133	$49,919
Other comprehensive (loss) income:
Unrealized loss on derivatives, net of tax	(557)	(12,654)	(494)
Comprehensive (loss) income	$(13,088)	$36,479	$49,425

(Loss) earnings per share:
Net (loss) income per share, basic	$(0.15)	$0.57	$0.57
Net (loss) income per share, diluted	$(0.15)	$0.57	$0.57
Weighted average common shares outstanding:
Basic	84,925	85,860	87,183
Diluted	84,925	85,981	87,480

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2013	89,900,453	$899	$689,394	$1,886	$11	$(44,163)	$648,027
Equity-based compensation	—	—	2,349	—	—	—	2,349
Unrealized loss on derivatives, net of tax benefit of $286	—	—	—	—	(494)	—	(494)
Vesting of restricted shares	299,583	3	(3)	—	—	—	—
Shares withheld for tax withholdings	(8,936)	—	(213)	—	—	—	(213)
Cash dividends declared to stockholders ($0.62 per share), net of forfeitures	—	—	(36,056)	(18,289)	—	—	(54,345)
Repurchase of 2,605,970 shares of treasury stock, at cost	—	—	—	—	—	(65,708)	(65,708)
Net income	—	—	—	49,919	—	—	49,919
Balance at December 31, 2014	90,191,100	902	655,471	33,516	(483)	(109,871)	579,535
Equity-based compensation	—	—	6,527	—	—	—	6,527
Unrealized loss on derivatives, net of tax benefit of $6,115	—	—	—	—	(12,654)	—	(12,654)
Vesting of restricted shares	171,495	2	(2)	—	—	—	—
Shares withheld for tax withholdings	(42,221)	(1)	(843)	—	—	—	(844)
Cash dividends declared to stockholders ($0.84 per share), net of forfeitures	—	—	(36,388)	(36,189)	—	—	(72,577)
Repurchase of 2,413,803 shares of treasury stock, at cost	—	—	—	—	—	(45,000)	(45,000)
Net income	—	—	—	49,133	—	—	49,133
Balance at December 31, 2015	90,320,374	903	624,765	46,460	(13,137)	(154,871)	504,120
Equity-based compensation	—	—	37,515	—	—	—	37,515
Unrealized loss on derivatives, net of tax benefit of $2,713	—	—	—	—	(557)	—	(557)
Vesting of restricted shares	1,625,529	16	(16)	—	—	—	—
Shares withheld for tax withholdings	(89,180)	—	(1,629)	—	—	—	(1,629)
Exercise of stock options	4,331	—	82	—	—	—	82
Accumulated cash dividends related to performance shares which vested during the period	—	—	(3,400)	—	—	—	(3,400)
Cash dividends declared to stockholders ($0.73 per share), net of forfeitures	—	—	(35,974)	(26,411)	—	—	(62,385)
Net loss	—	—	—	(12,531)	—	—	(12,531)
Balance at December 31, 2016	91,861,054	$919	$621,343	$7,518	$(13,694)	$(154,871)	$461,215

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)
	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net (loss) income	$(12,531)	$49,133	$49,919
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	199,649	182,503	176,275
Amortization of debt issuance costs and discounts	5,325	6,409	9,399
Loss on sale or disposal of assets	9,640	6,685	5,792
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	20,905	461
Loss on derivatives	1	287	—
Deferred income tax provision	8,937	23,246	28,000
Equity-based compensation	37,515	6,527	2,349
Changes in assets and liabilities:
Accounts receivable	2,110	(3,622)	6,256
Inventories	2,503	1,234	2,709
Prepaid expenses and other current assets	(3,196)	835	(1,276)
Accounts payable	3,600	2,523	(8,791)
Accrued salaries, wages and benefits	8,680	(6,738)	(4,928)
Deferred revenue	(1,536)	943	(6,089)
Other accrued expenses	12,281	(2,347)	(763)
Other assets and liabilities	7,434	(2,249)	2,219
Net cash provided by operating activities	280,412	286,274	261,532
Cash Flows From Investing Activities:
Capital expenditures	(160,518)	(157,302)	(154,641)
Acquisition of intangible assets	—	(120)	(1,900)
Change in restricted cash	232	45	(5)
Net cash used in investing activities	(160,286)	(157,377)	(156,546)
Cash Flows From Financing Activities:
Repayment of long-term debt	(12,637)	(306,150)	(45,537)
Proceeds from draw on revolving credit facility	109,351	60,000	40,000
Repayment of revolving credit facility	(100,000)	(45,000)	(40,000)
Dividends paid to stockholders	(65,306)	(72,318)	(72,113)
Payment of tax withholdings on equity-based compensation through shares withheld	(1,629)	(843)	(213)
Exercise of stock options	82	—	—
Proceeds from the issuance of debt	—	280,000	—
Debt issuance costs	—	(4,571)	—
Redemption premium payment	—	(14,300)	—
Purchase of treasury stock	—	(50,650)	(60,058)
Net cash used in financing activities	(70,139)	(153,832)	(177,921)
Change in Cash and Cash Equivalents	49,987	(24,935)	(72,935)
Cash and Cash Equivalents—Beginning of period	18,971	43,906	116,841
Cash and Cash Equivalents—End of period	$68,958	$18,971	$43,906
Supplemental Disclosures of Noncash Investing and Financing Activities
Dividends declared, but unpaid	$908	$430	$172
Capital expenditures in accounts payable	$19,080	$28,743	$25,730
Treasury stock purchases settled in January 2015	$—	$—	$5,650

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF THE BUSINESS

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States.  Prior to December 1, 2009, the Company did not have any operations.  On December 1, 2009, the Company acquired all of the outstanding equity interest of Busch Entertainment LLC and affiliates from Anheuser Busch Companies, Inc. and Anheuser-Busch InBev SA/NV (“ABI”).  At that time, the Company was owned by ten limited partnerships (the “Partnerships” or the “selling stockholders”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.  The Company completed an initial public offering in April 2013, and the selling stockholders sold shares of common stock in April 2013, December 2013 and April 2014.  As of December 31, 2016, the Partnerships own approximately 21.9% of the Company’s total outstanding common stock.  See further discussion in Note 19–Stockholders’ Equity.

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

During the years ended December 31, 2016, 2015 and 2014 approximately 57%, 57% and 56% of the Company’s revenues were generated in the State of Florida, respectively.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2016 presentation, in particular, $2,975 previously included in current deferred tax assets, net, in the accompanying consolidated balance sheet as of December 31, 2015 was reclassified to noncurrent deferred tax assets, net, and deferred tax liabilities, net, in the amounts of $503 and $2,472, respectively. This reclassification is a result of the adoption of a new Accounting Standards Update (“ASU”). See Note 3–Recently Issued Accounting Pronouncements for further details.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $12,289 and $9,597 at December 31, 2016 and 2015, respectively. The cash balances in non-interest bearing accounts held at financial institutions are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2016. Interest bearing accounts are insured up to $250. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories consist primarily of products for resale, including merchandise, culinary items and miscellaneous supplies. Obsolete or excess inventories are recorded at their estimated realizable value.

Restricted Cash

Restricted cash was $420 and $652 as of December 31, 2016 and 2015, respectively, and is recorded in other current assets in the accompanying consolidated balance sheets.  Restricted cash consists of funds received from strategic partners for use in approved marketing and promotional activities.

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

Material costs to purchase animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years).  All costs to maintain animals are expensed as incurred, including in-house animal breeding costs, as they are insignificant to the consolidated financial statements. Construction in process assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all active construction projects. Total interest capitalized for the years ended December 31, 2016, 2015 and 2014, was $2,686, $2,299 and $2,629, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years.  Total capitalized costs related to computer system development costs, net of accumulated amortization, were $11,441 and $12,873, as of December 31, 2016 and 2015, respectively, and are recorded in other assets in the accompanying consolidated balance sheets.  Accumulated amortization was $12,576 and $9,250 as of December 31, 2016 and 2015, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2016, 2015 and 2014 was $3,399, $3,022 and $2,703, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of comprehensive (loss) income.  Systems reengineering costs do not meet the proper criteria for capitalization and are expensed as incurred.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Impairment of Long-Lived Assets

All long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (generally a theme park). No impairment losses were recognized during the years ended December 31, 2016, 2015 and 2014.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but instead reviewed for impairment at least annually on December 1, and as of an interim date should factors or indicators become apparent that would require an interim test, with ongoing recoverability based on applicable reporting unit performance and consideration of significant events or changes in the overall business environment or macroeconomic changes.  Such events or changes in the overall business environment could include, but are not limited to, significant negative trends or unanticipated changes in the competitive or macroeconomic environment.

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

Interim Impairment Test—During the third quarter of 2016, which is one of the Company’s largest quarters, due to year to date financial performance through the third quarter, driven primarily by a decline in international attendance along with competitive pressures and an overall softness in the Orlando market, the Company determined a triggering event occurred that required an interim goodwill impairment test for its SeaWorld Orlando reporting unit, which has goodwill recorded of approximately $269,000.  The first step in its interim goodwill impairment test was a comparison of the fair value of the reporting unit, determined using the income and market approach, to its carrying value. If the carrying value exceeded the fair value, the second step quantifies any impairment write-down by comparing the current implied value of goodwill to the recorded goodwill balance.  The results of step one of the interim goodwill impairment test as of September 30, 2016 indicated that the fair value for the reporting unit exceeded its carrying value and as a result, step two of the goodwill impairment test was not required.  At December 1, 2016, in accordance with the Company’s annual impairment testing date, another quantitative assessment was performed for this reporting unit and the Company identified no impairments.  Given the current macroeconomic environment and the uncertainties regarding the related impact on the reporting unit’s financial performance, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions, including its projections of future cash flows and financial performance, as well as the economic outlook for the reporting unit are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Annual Impairment Tests—The Company has performed a quantitative assessment of goodwill and other indefinite-lived intangible assets for all of its reporting units at December 1, 2016 and either a qualitative or quantitative assessment at December 1, 2015 and identified no impairments.

Other Definite-Lived Intangible Assets

The Company’s other intangible assets consist primarily of certain trade names/trademarks, relationships with ticket resellers, a favorable lease asset and a non-compete agreement. These intangible assets are amortized on the straight-line basis over their estimated remaining lives.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities.  The Company maintains self-insurance reserves for healthcare, auto, general liability and workers compensation claims.  Total claims reserves were $28,335 at December 31, 2016, of which $2,685 is recorded in accrued salaries, wages and benefits, $7,191 is recorded in other accrued expenses and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  Total claims reserves were $27,819 at December 31, 2015, of which $2,769 is recorded in accrued salaries, wages and benefits, $6,973 is recorded in other accrued expenses and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the term of the Senior Secured Credit Facilities and are included in long term debt, net, in the accompanying consolidated balance sheets.

Share Repurchase Program and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock.  Shares repurchased under Board authorizations are held in treasury for general corporate purposes.  The Company accounts for treasury stock on the trade date under the cost method.  Treasury stock at December 31, 2016 and 2015 is recorded as a reduction to stockholders’ equity as the Company does not currently intend to retire the treasury stock held.  See further discussion of the Company’s Share Repurchase Program in Note 19–Stockholders’ Equity.

Revenue Recognition

The Company recognizes revenue upon admission into a park for single day tickets and when products are received by customers for merchandise, culinary or other in-park spending. For season passes and other multi-use admission products, deferred revenue is recorded and the related revenue is recognized over the terms of the admission product and its estimated usage. Deferred revenue includes a current and long-term portion. At December 31, 2016 and 2015, long-term deferred revenue of $509 and $1,820, respectively, is included in other liabilities in the accompanying consolidated balance sheets. As of December 31, 2016, other liabilities also includes $10,000 in deferred revenue related to nonrefundable payment received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $2,800 of costs incurred related to the Middle East Project are recorded in other assets on the accompanying consolidated balance sheet as of December 31, 2016. On November 3, 2016, the definitive documents related to the Middle East Project were finalized and executed by the parties.  The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company has entered into agreements with certain external theme park, zoo and other attraction operators to jointly market and sell single and multi-use admission products. These joint products allow admission to both a Company park and an external park, zoo or other attraction. The agreements with the external partners specify the allocation of revenue to the Company from any jointly sold products. Whether the Company or the external partner sells the product, the Company’s portion of revenue is deferred until the first time the product is redeemed at one of its parks and recognized over its related use in a manner consistent with the Company’s own admission products. The Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable. For the years ended December 31, 2016, 2015 and 2014, approximately $29,000, $18,000 and $17,700, respectively, were included within admissions revenue with an offset in either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of comprehensive (loss) income related to bartered ticket transactions.

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Advertising and media costs are expensed as incurred and for the years ended December 31, 2016, 2015 and 2014, totaled approximately $124,600, $106,000 and $110,500, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Equity-Based Compensation

The Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value. The cost is recognized over the requisite service period, which is generally the vesting period, unless service or performance conditions require otherwise.  The Company uses the Black-Scholes Option Pricing Model to value its stock options and the closing stock price on the date of grant to value both its time-vesting and performance-vesting restricted share awards granted in 2016 and 2015. On occasion, the Company may modify the terms or conditions of an equity award for its employees.  If an award is modified, the Company evaluates the type of modification in accordance with Accounting Standards Codification (“ASC 718”), Compensation-Stock Compensation, to determine the appropriate accounting.   See further discussion in Note 18–Equity-Based Compensation.

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

In January 2017, the FASB issued ASU 2017-04, Intangible–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU removes step two from the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment charge would now be determined based on the comparison of the fair value of a reporting unit to its carrying value, not to exceed the carrying amount of goodwill. This guidance is effective starting with a company’s interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and must be applied on a prospective basis. Early adoption is permitted for interim or annual impairment tests performed after January 1, 2017. The Company does not expect a material impact upon adoption of this ASU to its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash–a Consensus of the FASB Emerging Issues Task Force. This ASU aims to reduce the diversity in practice of the presentation of changes or transfers in restricted cash flows on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning and ending total amounts on the statement of cash flows for the period. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted and should be applied using a retrospective transition method. The Company does not expect a material impact upon adoption of this ASU to its consolidated statements of cash flows or consolidated balance sheets.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 simplifies the income tax accounting of intra-entity transfers of an asset other than inventory by requiring an entity to recognize the income tax effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. The Company does not expect a material impact upon adoption of this ASU on its consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the presentation and classification of eight specific cash flow issues that previously resulted in diversity in practice. The ASU will be effective for annual periods beginning after December 15, 2017 and interim periods therein, with early adoption permitted and should be applied using a retrospective transition method. The Company has not yet adopted this ASU but does not expect a material impact to its consolidated statements of cash flows.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions (Topic 718) including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related amounts within the statement of cash flows and the classification of awards as either equity or liabilities. The ASU will be effective for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted.  The Company plans to adopt this ASU in the first quarter of 2017 using the modified retrospective method to recognize certain excess tax benefits related to share-based compensation and plans to elect to recognize forfeitures as they occur. The Company does not expect a material impact upon adoption to its consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases.  This ASU establishes a new lease accounting model that, for many companies, eliminates the concept of operating leases and requires entities to record lease assets and lease liabilities on the balance sheet for certain types of leases.  Under this ASU, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. The ASU will be effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities.  The provisions of the ASU are to be applied using a modified retrospective approach. The Company has not yet adopted this ASU and is currently evaluating the impact of this ASU on its consolidated financial statements.  Upon adoption of this ASU, the Company expects its San Diego land lease, among other operating leases, to be recorded as a right-of-use asset with a corresponding lease liability.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes.  This ASU simplifies the accounting for deferred taxes by requiring an entity to classify all deferred taxes as noncurrent assets or noncurrent liabilities. No other changes were made to the current guidance on deferred taxes. The ASU is effective for annual periods beginning after December 15, 2016 with early adoption permitted and may be applied as a change in accounting principle either retrospectively or prospectively. The Company elected to early adopt this ASU retrospectively as of March 31, 2016.  As a result of adopting this ASU, the Company reclassified $2,975 of current deferred tax assets, net, in the accompanying consolidated balance sheet as of December 31, 2015, to noncurrent deferred tax assets, net, and noncurrent deferred tax liabilities, net, in the amounts of $503 and $2,472, respectively. The adoption of this ASU did not impact the Company’s consolidated results of operations, stockholders’ equity or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017 using one of two transition methods, either retrospective or a modified retrospective transition method which calculates a cumulative-effect adjustment as of the date of adoption, with earlier adoption permitted for annual periods beginning after December 15, 2016. During 2016, the FASB issued four updates to the revenue recognition guidance (Topic 606), ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements. The Company plans to adopt this guidance in the first quarter of 2018 using a modified retrospective transition method.  The Company has been closely monitoring developments related to this new standard but has not yet completed its evaluation of the accounting and disclosure requirements on its consolidated financial statements.  The Company is reviewing current accounting policies and practices to identify changes that would result from applying the requirements under the new standards.  Based on the Company’s analysis to date, it does not anticipate a material impact on the timing of revenue recognition upon adoption; however, the Company expects an impact on the classification of revenue between admissions revenue and food, merchandise and other revenue.  The Company also expects revenue recognition disclosures will include additional detail in accordance with the new requirements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. RESTRUCTURING PROGRAMS AND SEPARATION COSTS

Restructuring Programs

In December 2016, the Company committed to and implemented a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2016 Restructuring Program”). The 2016 Restructuring Program involved the elimination of approximately 320 positions across all of the Company’s theme parks and corporate headquarters. As a result, the Company recorded $8,904 in pre-tax restructuring and other related costs associated with the 2016 Restructuring Program on the accompanying consolidated statements of comprehensive (loss) income. The Company will not incur any additional costs associated with the 2016 Restructuring Program as all continuing service obligations were completed as of December 31, 2016.

The 2016 Restructuring Program activity for the year ended December 31, 2016 was as follows:

Severance and Other Employment Expenses
Liability as of December 31, 2015	—
Costs incurred	8,904
Payments made	(1,062)
Liability as of December 31, 2016	$7,842

Separately, in the first quarter of 2016, the Company incurred approximately $112 in severance costs associated with certain positions that were eliminated as a result of cost saving initiatives. These costs are included in restructuring and other related costs for the year ended December 31, 2016 on the accompanying consolidated statements of comprehensive (loss) income. The liability as of December 31, 2016 relates to restructuring and other related costs and is included in accrued salaries, wages and benefits on the accompanying consolidated balance sheet.

In the fourth quarter of 2015, as part of a cost savings initiative and ongoing review of departmental structures, certain positions were eliminated.  The severance costs related to these positions of $2,001 is included in restructuring and other related costs for the year ended December 31, 2015 on the accompanying consolidated statements of comprehensive (loss) income.  Restructuring and other related costs do not include any costs associated with the separation of the Company’s Chief Executive Officer and President effective January 15, 2015 (the “Former CEO”) as discussed below.

In December 2014, the Company implemented a restructuring program in an effort to centralize certain functions and reduce duplication to increase efficiencies (the “2014 Restructuring Program”). The 2014 Restructuring Program involved the elimination of approximately 300 positions across all of the Company’s theme parks and corporate headquarters. As a result, the Company recorded $11,834 in pre-tax restructuring and other related costs associated with the 2014 Restructuring Program, of which $11,567 was incurred in 2014 and $267 was incurred in 2015 on the accompanying consolidated statements of comprehensive (loss) income. The Company will not incur any additional costs associated with the 2014 Restructuring Program as all continuing service obligations were completed as of June 30, 2015.

Costs incurred in 2016, 2015 and 2014 related to the 2014 and 2016 Restructuring Programs primarily consist of severance and other employment expenses.  Other related restructuring expenses incurred in 2014 include third party consulting costs associated with the development of the cost savings plan and the 2014 Restructuring Program.

Separation Costs

The Company’s former Chief Executive Officer resigned from his role effective on January 15, 2015.  Pursuant to a separation and consulting agreement entered into by the Company and the Former CEO on December 10, 2014, the Former CEO remained involved with the Company as a member of the Board through April 15, 2016 and remains in a consulting capacity to the Company for a three-year consulting term ending on January 15, 2018.  The Company recorded $2,574 as separation costs on the accompanying consolidated statements of comprehensive (loss) income for the year ended December 31, 2014 related to this separation, which was paid in January 2015.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Additionally, in connection with the 2014 Restructuring Program and the separation of the Former CEO, conditions for eligibility on certain unvested performance restricted shares of common stock were modified to allow those participants who are separating from the Company, including the Former CEO, to vest in their respective awards if the performance conditions are achieved after their employment ends with the Company.  See Note 18–Equity-Based Compensation for further details.

5. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share is computed as follows (in thousands, except per share data):

	Year Ended December 31,
	2016			2015			2014
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic (loss) earnings per share	$(12,531)	84,925	$(0.15)	$49,133	85,860	$0.57	$49,919	87,183	$0.57
Effect of dilutive incentive-based awards		—			121			297
Diluted (loss) earnings per share	$(12,531)	84,925	$(0.15)	$49,133	85,981	$0.57	$49,919	87,480	$0.57

In accordance with the Earnings Per Share Topic of the ASC, basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock). The shares of unvested restricted stock are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock are excluded from common stock outstanding.

Diluted (loss) earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options.  During the year ended December 31, 2016, there were approximately 4,807,000 potentially dilutive shares of common stock excluded from the computation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in the period.  During the year ended December 31, 2015 and 2014, there were approximately 1,879,000 and 21,000 antidilutive shares of common stock excluded from the computation of diluted earnings per share, respectively.

The Company’s outstanding performance-vesting restricted share awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.   For the years ended December 31, 2016 and 2015, approximately 13,000 and 19,000, respectively, performance-vesting restricted share awards were included in the calculation of diluted (loss) earnings per share as their performance criteria was met as of December 31, 2016 and 2015. There were no performance-vesting restricted share awards included in the calculation of diluted earnings per share during the year ended December 31, 2014.  See further discussion in Note 18–Equity-Based Compensation.

6. INVENTORIES

Inventories as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Merchandise	$24,438	$26,183
Food and beverage	3,956	4,740
Other supplies	290	290
Total inventories	$28,684	$31,213

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Prepaid insurance	$8,646	$8,264
Prepaid marketing and advertising costs	3,202	1,439
Other	7,476	6,657
Total prepaid expenses and other current assets	$19,324	$16,360

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2016 and 2015, consisted of the following:

	2016	2015
Land	$286,200	$286,200
Land improvements	316,774	281,612
Buildings	645,013	618,507
Rides, attractions and equipment	1,368,018	1,310,645
Animals	158,199	158,191
Construction in process	54,242	93,006
Less accumulated depreciation	(1,161,631)	(1,029,165)
Total property and equipment, net	$1,666,815	$1,718,996

Depreciation expense was approximately $191,500, $174,700 and $169,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

In January 2016, the Company made a decision to remove deep-water lifting floors from the orca habitats at each of its three SeaWorld theme parks. As a result, during the first quarter of 2016, the Company recorded approximately $33,700 of accelerated depreciation related to the disposal of these lifting floors.  These lifting floors are included in rides, attractions and equipment as of December 31, 2015 in the table above.

9. TRADE NAMES/TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET

Trade names/trademarks, net at December 31, 2016, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks- definite lives	9.3 years	12,900	8,636	4,264
Total trade names/trademarks, net		$169,900	$8,636	$161,264

Trade names/trademarks, net at December 31, 2015, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks- definite lives	9.3 years	12,900	7,174	5,726
Total trade names/trademarks, net		$169,900	$7,174	$162,726

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other intangible assets, net at December 31, 2016, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Favorable lease asset	39 years	$18,200	$3,267	$14,933
Reseller agreements	8.1 years	22,300	19,487	2,813
Non-compete agreement	5 years	500	358	142
Other intangible assets - indefinite lives		120	—	120
Total other intangible assets, net		$41,120	$23,112	$18,008

Other intangible assets, net at December 31, 2015, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Favorable lease asset	39 years	$18,200	$2,800	$15,400
Reseller agreements	8.1 years	22,300	16,735	5,565
Non-compete agreement	5 years	500	258	242
Other intangible assets - indefinite lives		120	—	120
Total other intangible assets, net		$41,120	$19,793	$21,327

Total amortization was approximately $4,800, $4,800 and $4,600 for the years ended December 31, 2016, 2015 and 2014, respectively.  The total weighted average amortization period of all finite-lived intangibles is 18.8 years.

Total expected amortization of the finite-lived intangible assets for the succeeding five years and thereafter is as follows:

Years Ending December 31
2017	$4,574
2018	2,235
2019	1,849
2020	467
2021	467
Thereafter	12,560
$22,152

10. OTHER ACCRUED EXPENSES

Other accrued expenses at December 31, 2016 and 2015, consisted of the following:

	2016	2015
Accrued property taxes	$2,193	$2,250
Accrued interest	13,631	441
Self-insurance reserve	7,191	6,973
Other	395	1,479
Total other accrued expenses	$23,410	$11,143

As of December 31, 2016, accrued interest above includes $12,904 relating to the Company’s fourth quarter 2016 interest payable on its Term B-2, Term B-3 and Revolving Credit Facility, which was paid on January 3, 2017. See further discussion in Note 11–Long-Term Debt.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. LONG-TERM DEBT

Long-term debt as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Term B-2 Loans (effective interest rate of 3.26% at December 31, 2016 and 2015)	$1,327,850	$1,338,387
Term B-3 Loans (effective interest rate of 4.33% at December 31, 2016 and 2015)	245,800	247,900
Revolving Credit Facility	24,351	15,000
Total long-term debt	1,598,001	1,601,287
Less discounts	(5,517)	(7,211)
Less debt issuance costs	(9,702)	(13,333)
Less current maturities	(51,713)	(31,850)
Total long-term debt, net	$1,531,069	$1,548,893

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).  Also, on December 1, 2009, SEA issued $400,000 aggregate principal amount of unsecured senior notes which were due December 1, 2016 (the “Senior Notes”).

On March 30, 2015, SEA entered into an incremental term loan amendment, Amendment No. 7 (the “Incremental Amendment”), to its existing Senior Secured Credit Facilities. On April 7, 2015, SEA borrowed $280,000 of additional term loans (the “Term B-3 Loans”) pursuant to the Incremental Amendment. The proceeds, along with cash on hand, were used to redeem all of the $260,000 outstanding principal amount of the then outstanding Senior Notes at a redemption price of 105.5% plus accrued and unpaid interest and pay fees, costs and other expenses in connection with the Term B-3 Loans. The redemption premium of $14,300 along with a write-off of approximately $6,048 in related discounts and debt issuance costs is included in the loss on early extinguishment of debt and write-off of discounts and debt issuance costs on the accompanying consolidated statements of comprehensive (loss) income for the year ended December 31, 2015.

In connection with the issuance of the Term B-3 Loans, SEA recorded a discount of $1,400 and debt issuance costs of $3,171 during the year ended December 31, 2015. Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying consolidated balance sheets. Unamortized debt issuance costs and discounts for the Term B-2 Loans, Term B-3 Loans and senior secured revolving credit facility (the “Revolving Credit Facility”) were $11,257, $2,638 and $1,324, respectively, at December 31, 2016. Unamortized debt issuance costs and discounts for the Term B-2 Loans, Term B-3 Loans and Revolving Credit Facility were $14,713, $3,448 and $2,383, respectively, at December 31, 2015.

As of December 31, 2016, SEA was in compliance with all covenants in the provisions contained in the documents governing the Senior Secured Credit Facilities.

Subsequent to December 31, 2016, the Company began exploring a potential refinancing of its existing senior secured credit facilities in order to improve the Company's capital structure by extending maturities and improving certain other terms of its debt. The debt refinancing will be subject to certain customary closing conditions and there can be no assurance that the Company will be successful in completing the refinancing on any particular terms or at all.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Senior Secured Credit Facilities

As of December 31, 2016, the Senior Secured Credit Facilities consisted of $1,327,850 in Term B-2 Loans and $245,800 in Term B-3 Loans, which, in each case, will mature on May 14, 2020, along with a $192,500 Revolving Credit Facility, of which $24,351 was outstanding as of December 31, 2016.  The Term B-2 Loans and Term B-3 Loans balances as of December 31, 2016 include $3,513 and $700 of principal, respectively, which were paid on January 3, 2017. The Revolving Credit Facility will mature on the earlier of (a) April 24, 2018 and (b) the 91st day prior to the maturity date of any indebtedness incurred to refinance any of the Term B-2 Loans or Term B-3 Loans. The outstanding balance under the Revolving Credit Facility is included in current maturities on long-term debt on the accompanying consolidated balance sheet as of December 31, 2016 and 2015, due to the Company’s intent to repay the borrowings within the next twelve months.  Subsequent to December 31, 2016, SEA borrowed an additional $45,600 under the Revolving Credit Facility for general working capital purposes and repaid $20,000.

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

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. There were no mandatory prepayments during the years ended December 31, 2016, 2015 and 2014 since none of the events indicated above occurred. On October 30, 2015, the Company made a voluntary principal repayment of approximately $30,000 on the Term B-3 Loans with available cash on hand. During the first quarter of 2017, the Company expects to make a mandatory prepayment of $6,300 based on its excess cash flow calculation as of December 31, 2016, which is included in current maturities on long-term debt on the accompanying consolidated balance sheet as of December 31, 2016.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a total net leverage ratio equal to or less than 3.25 to 1.00. At December 31, 2016, SEA selected the LIBOR rate (interest rate of 3.25% at December 31, 2016).

Term B-3 Loans

The Term B-3 Loans were initially borrowed in an aggregate principal amount of $280,000.  Borrowings of Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1% and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-3 Loans is 2.25%, in the case of base rate loans, and 3.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. At December 31, 2016, SEA selected the LIBOR rate (interest rate of 4.25% at December 31, 2016).

Revolving Credit Facility

Borrowings of loans under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to, at SEA’s option, (a) a base rate equal to the higher of (1) the federal funds rate plus 1/2 of 1%, and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for borrowings under the Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans. The applicable margin (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings, which the Company did not achieve as of December 31, 2016. At December 31, 2016, SEA selected the LIBOR rate (interest rate of 3.46% at December 31, 2016).

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

As of December 31, 2016, SEA had approximately $17,200 of outstanding letters of credit and $24,351 outstanding under the Revolving Credit Facility, leaving approximately $150,949 available for borrowing.

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

For the year ended December 31, 2016, the Company had a $90,000 capacity for restricted payments, calculated as set forth above.  Through the fourth quarter of 2016, the Company used approximately $66,000 of its available restricted payments capacity for the 2016 fiscal year.

As of December 31, 2016, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.61 to 1.00, which results in the Company having a $90,000 capacity for restricted payments in the year ending December 31, 2017. The amount available for share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth above.

Long-term debt at December 31, 2016, is repayable as follows and does not include the impact of any future voluntary prepayments.  The outstanding balance under the Revolving Credit Facility is included in current maturities on long-term debt on the accompanying consolidated balance sheet as of December 31, 2016, due to the Company’s intent to repay the borrowings within the next twelve months.

Years Ending December 31,
2017	$51,713
2018	16,850
2019	16,850
2020	1,512,588
Total	$1,598,001

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Cash paid for interest relating to the Senior Secured Credit Facilities, Senior Notes, Interest Rate Swap Agreements and Forward Swaps, as applicable, was $46,919, $63,726 and $74,933 during the years ended December 31, 2016, 2015 and 2014, respectively. Cash paid for interest during the year ended December 31, 2016 excludes $12,904 related to the fourth quarter interest payments on the Senior Secured Credit Facilities which was paid on January 3, 2017. See Note 10–Other Accrued Expenses for accrued interest included in the accompanying consolidated balance sheet as of December 31, 2016.

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

As of December 31, 2016 and 2015, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the years ended December 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. On September 30, 2016, the Company’s four Interest Rate Swap Agreements with a combined notional value of $1,250,000 matured in accordance with their terms and the five Forward Swaps with a combined notional value of $1,000,000 became effective. The Interest Rate Swap Agreements and the Forward Swaps were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2016 and 2015, an immaterial loss and a loss of $287, respectively, related to the ineffective portion was recognized in other expense (income), net on the accompanying consolidated statements of comprehensive (loss) income. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $12,730 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheet as of December 31, 2016 and 2015:

	Liability Derivatives		Liability Derivatives
	As of December 31, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$—	Other liabilities	$1,673
Forward interest rate swaps	Other liabilities	22,808	Other liabilities	17,927
Total derivatives designated as hedging instruments		$22,808		$19,600

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The unrealized loss on derivatives is recorded net of a tax benefit of $2,713 and $6,115 for the years ended December 31, 2016 and 2015, respectively, and is included in the accompanying statements of changes in stockholders’ equity and the consolidated statements of comprehensive (loss) income.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive (Loss) Income

The table below presents the pre-tax effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive (loss) income for the years ended December 31, 2016 and 2015:

	2016	2015
Derivatives in Cash Flow Hedging Relationships:
Loss related to effective portion of derivatives recognized in accumulated other comprehensive loss	$(9,938)	$(21,924)
Gain related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$6,669	$3,154
Loss related to ineffective portion of derivatives recognized in other expense (income), net	$(1)	$(287)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2016, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24,001. As of December 31, 2016, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $24,001.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015, net of tax:

Accumulated other comprehensive loss:	(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2014	$(483)
Other comprehensive loss before reclassifications	(14,781)
Amounts reclassified from accumulated other comprehensive loss to interest expense	2,127
Unrealized loss on derivatives, net of tax	(12,654)
Accumulated other comprehensive loss at December 31, 2015	(13,137)
Other comprehensive loss before reclassifications	(1,690)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,133
Unrealized loss on derivatives, net of tax	(557)
Accumulated other comprehensive loss at December 31, 2016	$(13,694)

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. INCOME TAXES

For the years ended December 31, 2016, 2015 and 2014, the provision for income taxes is comprised of the following:

	2016	2015	2014
Current income tax (benefit) provision
Federal	$(72)	$(78)	$(70)
State	442	494	937
Foreign	23	36	5
Total current income tax provision	393	452	872
Deferred income tax provision (benefit):
Federal	5,169	25,210	30,414
State	3,768	(1,964)	(2,414)
Total deferred income tax provision	8,937	23,246	28,000
Total income tax provision	$9,330	$23,698	$28,872

The deferred income tax provision represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes totaled $819, $1,062 and $858, for the years ended December 31, 2016, 2015 and 2014, respectively.

The components of deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred income tax assets:
Acquisition and debt related costs	$15,899	$18,281
Net operating loss	294,986	283,947
Self-insurance	9,766	10,039
Deferred revenue	4,696	942
Cash flow hedge	9,114	6,401
Tax credits	6,882	4,546
Other	12,539	9,652
Total deferred income tax assets	353,882	333,808
Valuation allowance	(584)	(1,466)
Net deferred tax assets	353,298	332,342
Deferred income tax liabilities:
Property and equipment	(326,320)	(309,054)
Goodwill	(49,493)	(42,458)
Amortization	(20,877)	(17,564)
Other	(4,527)	(4,961)
Total deferred income tax liabilities	(401,217)	(374,037)
Net deferred income tax liabilities	$(47,919)	$(41,695)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company has federal tax net operating loss carryforwards of approximately $709,000 as of December 31, 2016 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $1,105,000 as of December 31, 2016. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both federal and state tax purposes.

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

As of December 31, 2015, an additional valuation allowance of approximately $900 was recorded for the charitable contributions which expired in 2016.  This valuation allowance reversed at such time due to the expiration of those unused charitable contributions.

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

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 differs from the amount computed by applying the U.S. federal statutory income tax rate to the Company’s income before income taxes primarily due to state income taxes, nondeductible expenses, prior year adjustments, and federal tax credits.

For the year ended December 31, 2016, the Company realized a net expense of $8,806 related to certain nondeductible equity compensation awards and a net expense of $632 related to the revaluation of certain state net operating loss carryforwards as a result of a restructuring, both of which impacted the state effective rate.  In addition, for the year ended December 31, 2016 federal net operating loss and tax credit adjustments also impacted the provision for income taxes.

For the year ended December 31, 2015, the Company realized a net benefit of $1,817 related to the revaluation of certain state net operating loss carryforwards as a result of a restructuring, which also impacted the state effective rate.  In addition, for the year ended December 31, 2015, certain equity compensation awards and a valuation allowance related to certain state net operating losses and charitable contribution carryforwards impacted the provision for income taxes.   The state net operating loss revaluation for the year ended December 31, 2014 relates to the revaluation of certain state net operating loss carryforwards resulting in a net benefit of $2,977.  In addition, for the year ended December 31, 2014, non-deductible offering costs, certain equity compensation awards and a valuation allowance related to certain charitable contribution carryforwards also impacted the provision for income taxes.

The reconciliation between the statutory income tax rate and the Company’s effective income tax provision rate for the years ended December 31, 2016, 2015 and 2014, is as follows:

	2016	2015	2014
Income tax rate at federal statutory rates	35.00%	35.00%	35.00%
Federal net operating loss and tax credit adjustments	24.40	(0.68)	0.72
State taxes, net of federal benefit	(58.42)	0.56	1.32
State net operating loss revaluation	(19.74)	(2.51)	(3.78)
Nondeductible equity-based compensation	(275.10)	0.15	0.63
Tax credits	21.17	(1.73)	(0.80)
Nondeductible expenses	(17.15)	0.53	1.17
Charitable contribution carryforward valuation allowance	—	2.01	1.91
Other	(1.63)	(0.79)	0.47
Income tax rate	(291.47)%	32.54%	36.64%

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMITMENTS AND CONTINGENCIES

At December 31, 2016, the Company has commitments under long-term operating leases requiring annual minimum lease payments as follows:

Years Ending December 31,
2017	$15,223
2018	14,781
2019	13,857
2020	11,836
2021	11,834
Thereafter	276,308
Total	$343,839

Rental expense was $20,912, $20,233 and $21,643 for the years ended December 31, 2016, 2015 and 2014, respectively.

The SeaWorld theme park in San Diego, California, leases the land for the theme park from the City of San Diego. The lease term is for 50 years ending on July 1, 2048. Lease payments are based upon gross revenue from the San Diego theme park subject to certain minimums. On January 1, 2017, the minimum annual rent payment was recalculated in accordance with the lease agreement as approximately $10,400 and is included in the table above for all periods presented. This annual rent will remain in effect until January 1, 2020, at which time the next recalculation will be completed in accordance with the lease agreement.

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

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. At December 31, 2016, additional capital payments of approximately $122,000 are necessary to complete these projects. The majority of these projects are expected to be completed in 2017.

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint.  On March 31, 2016, the Court granted the motions to dismiss the amended complaint, in its entirety, without prejudice.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants.  On June 29, 2016, the remaining defendants filed a motion to dismiss the Second Amended Complaint.  On September 30, 2016, the Court denied the motion to dismiss.  On October 28, 2016, defendants filed their Answer to the Second Amended Complaint. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of the Company’s Board, certain of the Company’s executive officers, directors and shareholders, and Blackstone.  The Company is a “Nominal Defendant” in the lawsuit.  On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants.  The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price.  The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company.  The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf.  On May 21, 2015, the defendants filed a motion to stay the lawsuit pending resolution of the Company’s securities class action lawsuit. On September 21, 2015, the Court granted the motion and ordered that the derivative action to be stayed in favor of the securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC).

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company filed a motion to dismiss the entirety of the SAC with prejudice on February 25, 2016.  The United States District Court for the Southern District of California granted the Company’s motion to dismiss the entire SAC with prejudice and entered judgment for the Company on May 13, 2016.  Plaintiffs filed their notice of appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on June 10, 2016.  The appeal has been fully briefed and is awaiting an oral argument date.

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

On May 19, 2015, the plaintiffs filed a motion to remand.  On September 18, 2015, the Company filed a motion to dismiss the First Amended Complaint in its entirety.  The motion was fully briefed.  On September 24, 2015, the United States District Court for the Northern District of California denied plaintiffs’ motion to remand.  On October 5, 2015, plaintiffs filed a motion for leave to file a motion for reconsideration of this order, and contemporaneously filed a petition for permission to appeal to the Ninth Circuit, which the Company opposed.  On October 14, 2015, the United States District Court for the Northern District of California granted plaintiffs’ motion for leave.  Plaintiffs’ motion for reconsideration was fully briefed.  On January 12, 2016, the United States District Court for the Northern District of California granted in part and denied in part the motion for reconsideration, and refused to remand the case.  On January 22, 2016, plaintiffs filed a petition for permission to appeal the January 12, 2016 order to the Ninth Circuit, which the Company opposed. On April 7, 2016, the Ninth Circuit denied both of plaintiffs’ petitions for permission to appeal and the plaintiffs filed a motion for leave to file a Second Amended Class Action Complaint (“Second Amended Complaint”), seeking to add two additional plaintiffs and make various pleading adjustments.  The Company opposed the motion.  On August 1, 2016, the United States District Court for the Northern District of California issued an order granting in part the Company’s motion to dismiss and granting plaintiffs leave to file an amended complaint by August 22, 2016, which they filed.

The Second Amended Complaint likewise asserted causes of action based on the California False Advertising Law, California Unfair Competition Law and California CLRA.  Essentially plaintiffs allege there were fraudulent representations made by the Company about the health of its orcas that ultimately induced consumers to purchase admission tickets to SeaWorld parks and in some cases, plush toys while in the parks.  The Company moved to dismiss this on various grounds.

On November 7, 2016, the United States District Court for the Northern District of California issued an order granting in part, and denying in part, the Company’s motion to dismiss. The United States District Court for the Northern District of California found that one named plaintiff failed to allege reliance on any specific statements so those claims, in their entirety, have been dismissed.  In addition, the United States District Court for the Northern District of California determined that plaintiffs did not allege any misrepresentations made about the plush toy purchases, which disposes of the CLRA claims based on the toys.  The United States District Court for the Northern District of California also found that certain plaintiff’s conversation with SeaWorld’s trainers was not “advertising,” and dismissed the false advertising claim and Unfair Competition Law claim premised on it.

Plaintiffs filed a Third Amended Class Action Complaint on November 22, 2016.  The Company moved to dismiss portions of that pleading, but the motion to dismiss was denied.  What remains at this point are plaintiff’s claims under California’s Unfair Competition Law, False Advertising Law and the CLRA based on the purchase of tickets; plaintiff’s California Unfair Competition Law and False Advertising Law claims based on the purchase of plush toys; and plaintiff’s claims under California’s Unfair Competition Law based on the purchase of plush toys.

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-3 Loans are classified in Level 2 of the fair value hierarchy. The fair value of the term loans as of December 31, 2016 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. See Note 11–Long-Term Debt.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2016.  The Company did not have any assets measured at fair value at December 31, 2016. The following table presents the Company’s estimated fair value measurements and related classifications as of December 31, 2016:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Liabilities:
Derivative financial instruments (a)	$—	$22,808	$—	$22,808
Long-term obligations (b)	$—	$1,598,001	$—	$1,598,001

(a)	Reflected at fair value in the consolidated balance sheet as other liabilities of $22,808.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities on long-term debt of $51,713 and long-term debt of $1,531,069 as of December 31, 2016.

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

16.  RELATED-PARTY TRANSACTIONS

As of December 31, 2016, approximately $25,000 aggregate principal amount of Term B-2 Loans were owned by affiliates of Blackstone.  As of December 31, 2015, approximately $77,000 aggregate principal amount of Term B-2 Loans and $9,000 aggregate principal amount of Term B-3 Loans were owned by affiliates of Blackstone. The Company makes voluntary principal repayments as well as periodic principal and interest payments on such debt in accordance with its terms.  On April 7, 2015, the then outstanding Senior Notes, of which a portion were owned by affiliates of Blackstone, were redeemed as discussed in Note 11–Long-Term Debt.

Dividend Payments

On January 5, February 22 and June 8, 2016, the Board of Directors of the Company (the “Board”) declared a cash dividend of $0.21 per share to all common stockholders of record at the close of business on January 15, March 14 and June 20, 2016, respectively. On September 19, 2016 the Board declared a cash dividend of $0.10 per share to all common stockholders of record at the close of business on September 29, 2016. In connection with these dividend declarations, certain affiliates of Blackstone were paid dividends in the amount of $4,095 on January 22, April 1, and July 1, 2016 and dividends in the amount of $1,950 on October 7, 2016. On September 19, 2016, the Board suspended the Company’s quarterly dividend policy.  See further discussion at Note 19–Stockholders’ Equity.

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

Share Repurchases

The Company repurchased shares of its common stock from the selling stockholders concurrently with the closing of the respective secondary offering in April 2014.  See further discussion in Note 19–Stockholders’ Equity.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. RETIREMENT PLAN

The Company sponsors a defined contribution plan, under Section 401(k) of the Internal Revenue Code. The plan is a qualified automatic contributions arrangement, which automatically enrolls employees, once eligible, unless they opt out. The Company makes matching cash contributions subject to certain restrictions, structured as a 100% match on the first 1% contributed by the employee and a 50% match on the next 5% contributed by the employee. Employer matching contributions for the years ended December 31, 2016, 2015 and 2014, totaled $8,495, $7,696 and $7,790, respectively.

18. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value.  The cost, net of estimated forfeitures, is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  The Company has granted stock options, time-vesting restricted share awards and performance-vesting restricted share awards. The Company used the Black-Scholes Option Pricing Model to value its stock options and the closing stock price on the date of grant to value its time-vesting restricted share awards and its performance-vesting restricted share awards granted in 2016 and 2015.

Total equity compensation expense was $37,515, $6,527 and $2,349 for the years ended December 31, 2016, 2015 and 2014, respectively.  Total equity compensation expense for the year ended December 31, 2016 includes $27,516 related to certain of the Company’s performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which vested on April 1, 2016.  See the “2.25x and 2.75x Performance Restricted Shares” section which follows for further details. Equity compensation is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of comprehensive (loss) income.  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of December 31, 2016 was approximately $27,960 which is expected to be recognized over the respective service periods.

The total fair value of shares which vested during the years ended December 31, 2016, 2015 and 2014 was approximately $32,164, $2,450 and $2,410, respectively.  Total fair value of shares which vested during the year ended December 31, 2016 includes $27,516 related to the 2.25x Performance Restricted shares which vested on April 1, 2016.  The weighted average grant date fair value per share of time-vesting and performance-vesting restricted share awards granted during the years ended December 31, 2016, 2015 and 2014 were $17.20, $18.76 and $24.59 per share, respectively.

The activity related to the Company’s time-vesting and performance-vesting restricted share awards during the year ended December 31, 2016 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.25x Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2015	883,270	$18.66	415,995	$19.00	62,365	$18.88	1,370,821	$20.35	1,370,821	$10.93
Granted	769,906	$16.41	502,576	$17.89	200,098	$18.50	—	—	—	—
Vested	(254,708)	$18.25	—	—	—	—	(1,370,821)	$20.07	—	—
Forfeited	(75,443)	$18.02	(467,282)	$18.88	(50,094)	$19.28	—	$—	(60,095)	$15.42
Outstanding at December 31, 2016	1,323,025	$17.47	451,289	$17.88	212,369	$18.43	—	$—	1,310,726	$8.19

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The activity related to the Company’s stock option awards during the year ended December 31, 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,274,385	$19.21
Granted	1,472,937	$17.83
Forfeited	(266,307)	$18.60
Expired	(34,784)	$18.96
Exercised	(4,331)	$18.96
Outstanding at December 31, 2016	3,441,900	$18.67	8.67	$2,091
Exercisable at December 31, 2016	523,125	$19.23	8.32	$140

The weighted average grant date fair value of stock options granted during the year ended December 31, 2016 was $3.69 per stock option.  Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the year ended December 31, 2016 were:

Risk- free interest rate	1.47%
Expected volatility(a)	35.46%
Expected dividend yield	4.69%
Expected life (in years)(b)	6.25

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

For the year ended December 31, 2016, the Company withheld an aggregate of 89,180 shares of its common stock from employees to satisfy minimum tax withholding obligations related to the vesting of restricted stock awards.  As a result, these shares were added back to the number of shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan.  As of December 31, 2016, there were 8,642,630 shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan.

Bonus Performance Restricted Shares

The Company has annual bonus plans (the “2016 Bonus Plan” and the “2015 Bonus Plan”) for the fiscal years ended December 31, 2016 and 2015, respectively (the “Fiscal 2016” and “Fiscal 2015”), under which certain employees are eligible to receive a bonus with respect to Fiscal 2016 and 2015, payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of specified performance goals with respect to Adjusted EBITDA for the respective performance year.  The Bonus Performance Restricted shares were granted in 2016 and 2015 pursuant to the Omnibus Incentive Plan.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In accordance with ASC 718, equity compensation expense is not recorded until the performance condition is probable of being achieved. Based on the Company’s Fiscal 2016 and 2015 Adjusted EBITDA results, the Bonus Performance Restricted shares were not considered probable of vesting as of December 31, 2016 and 2015; therefore, no equity compensation expense has been recorded related to these shares.  The shares related to the 2016 Bonus Plan will forfeit in the first quarter of 2017 and the shares related to the 2015 Bonus Plan forfeited in the first quarter of 2016.

As part of the Company’s annual compensation-setting process and in accordance with the Company’s Equity Award Grant Policy (the “Equity Grant Policy”), on  December 7, 2016, the Compensation Committee approved an annual bonus plan (the “2017 Bonus Plan”) for the fiscal year ending December 31, 2017 (the “Fiscal 2017”). The 2017 Bonus Plan provides for bonus awards payable 50% in cash and 50% in Bonus Performance Restricted shares and is based upon the Company’s achievement of specified performance goals with respect to Fiscal 2017 Adjusted EBITDA (weighted at 50%), Total Revenue (weighted at 30%) and Adjusted EBITDA Margin (weighted at 20%).  Pursuant to the Equity Grant Policy, the Bonus Performance Restricted shares related to the 2017 Bonus Plan will be granted effective as of March 3, 2017, which is the second business day following the filing of the Annual Report on Form 10-K.

Long-Term Incentive Awards

The Board has also approved long-term incentive plan grants (the “2016 Long-Term Incentive Grant” and “the 2015 Long-Term Incentive Grant”) for Fiscal 2016 and Fiscal 2015 comprised of nonqualified stock options (“Long-Term Incentive Options”), time-vesting restricted shares (“Long-Term Incentive Time Restricted shares”) and performance-vesting restricted shares (“Long-Term Incentive Performance Restricted shares”) (collectively, “Long-Term Incentive Awards”) to certain of the Company’s management and executive officers.  These awards were granted pursuant to the Omnibus Incentive Plan in 2016 and 2015.

Long-Term Incentive Options

The Long-Term Incentive Options vest ratably over four years from the date of grant (25% per year), subject to continued employment through the applicable vesting date and will expire 10 years from the date of grant or earlier if the employee’s service terminates. The Long-Term Incentive Options have an exercise price per share equal to the closing price of the Company’s common stock on the date of grant. Equity compensation expense is recognized using the straight line method for each tranche over the four year vesting period.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As of December 31, 2016, the Company had awarded 385,153 Long-Term Incentive Performance Restricted shares, net of forfeitures, under the 2016 Long-Term Incentive Plan which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined, with approximately one-third related to each respective performance period (Fiscal 2016, Fiscal 2017 and Fiscal 2018).  For accounting purposes, the performance goals for the respective performance periods must be established for a grant date to be determined.  As such, since the performance goal for Fiscal 2016 was established as of the award date, for accounting purposes, 128,369, net of forfeitures, of the Long-Term Incentive Performance Restricted shares under the 2016 Long-Term Incentive Plan have a grant date in 2016 and grant-date fair value determined using the closing price of the Company’s common stock on the date of grant.  The performance targets for the subsequent performance periods, Fiscal 2017 and Fiscal 2018,  have not yet been set and will be determined by the Compensation Committee during the first quarter of each respective fiscal year, at which time, for accounting purposes, the grant date and respective grant-date fair value will be determined for those related shares.

As of December 31, 2016, the Company had awarded 126,024 Long-Term Incentive Performance Restricted shares, net of forfeitures, under its 2015 Long-Term Incentive Plan which represented the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined under the 2015 Long-Term Incentive Plan (Fiscal 2015, Fiscal 2016 and Fiscal 2017).  Of these Long-Term Incentive Performance Restricted Shares, 42,000, net of forfeitures, relate to the Fiscal 2015 performance period and were considered granted for accounting purposes in 2015.  As the Fiscal 2016 performance target was established during the first quarter of 2016, 42,000 Long-Term Incentive Performance Restricted shares, net of forfeitures, were considered granted for accounting purposes during the year ended December 31, 2016 and the grant-date fair value was determined using the close price on the date the performance target was established plus accumulated dividends earned since the date of the initial award.

As the Long-Term Incentive Performance Restricted shares have both a service and a performance condition, the requisite service period over which equity compensation expense is recognized once the performance condition is probable of achievement begins on the date of grant and extends through December 31 of the third fiscal year in the respective performance period (Fiscal 2017 under the 2015 Long-Term Incentive Plan and Fiscal 2018 under the 2016 Long-Term Incentive Plan).  Based on the Company’s progress toward the Adjusted EBITDA performance goal for Fiscal 2016, the target performance level for Fiscal 2016 is not considered probable; as such all 170,369 Long-Term Incentive Performance Restricted shares granted in Fiscal 2016, net of forfeitures, under both the 2015 and the 2016 Long-Term Incentive Plan are not considered probable of vesting as of December 31, 2016. Total unrecognized equity compensation expense related to the Fiscal 2015 performance period expected to be recognized over the remaining vesting term was approximately $91 as of December 31, 2016.  Unrecognized equity compensation expense related to the maximum performance level for the Fiscal 2016 performance period on shares not probable of vesting is $3,081 as of December 31, 2016.  Total unrecognized equity compensation expense related to the subsequent performance periods have not been determined as the grant date and grant-date fair value for these awards have not yet occurred for accounting purposes, as such no expense has been recorded related to the subsequent performance periods.

As part of the Company’s annual compensation-setting process and in accordance with the Equity Grant Policy, on December 7, 2016, the Compensation Committee approved a long-term incentive plan grant (the “2017 Long-Term Incentive Grant”) for Fiscal 2017 comprised of Long-Term Incentive Time Restricted shares and Long-Term Incentive Performance Restricted shares to certain employees. The 2017 Long-Term Incentive Grant will no longer include Long-Term Incentive Options.  The Long-Term Incentive Time Restricted shares are expected to vest over five years, with one-third vesting on each of the third, fourth and fifth anniversaries of the date of grant. The Long-Term Incentive Performance Restricted shares are expected to vest following the end of the three-year performance period beginning on January 1, 2017 and ending on December 31, 2019 based upon the Company’s achievement of pre-established performance goals with respect to Adjusted EBITDA (weighted at 50%), Total Revenue (weighted at 30%) and Return on Invested Capital (weighted at 20%) for the three year performance period, as defined by the 2017 Long Term Incentive Grant. Pursuant to the Equity Grant Policy, the Long-Term Incentive Awards related to the 2017 Long-Term Incentive Grant will be granted effective March 3, 2017, which is the second business day following the filing of the Annual Report on Form 10-K.

Other 2016 Omnibus Incentive Plan Awards

In accordance with the Company’s Second Amended and Restated Outside Director Compensation Policy, on June 15, 2016, 53,333 time-vesting restricted shares were granted to the non-employee directors of the Company’s Board of which 7,619 of these shares represented the grant of an initial award, which vests ratably over three years from the date of grant, subject to the outside director’s continued service on the Board through such vesting date and 45,714 of these shares vest 100% on the day before the 2017 Annual Stockholders Meeting, subject to the outside directors’ continued service on the Board through such vesting date.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other

Other Fair Value Assumptions

The Company has outstanding under both its Omnibus Incentive Plan and its previous incentive plan (the “Pre-IPO Incentive Plan”) certain time-vesting restricted shares (the “TVUs”) and performance-vesting restricted shares (the “2.75x Performance Restricted shares”).  The Pre-IPO Incentive Plan TVUs originally granted vested over five years (20% per year) and vesting was contingent upon continued employment. The TVUs were originally valued at the fair market value at the date of grant and were being amortized to compensation expense over the vesting period.   The fair value of each Pre-IPO Incentive Plan 2.75x Performance Restricted shares originally granted was estimated on the date of grant using a composite of the discounted cash flow model and the guideline public company approach to determine the underlying enterprise value. The discounted cash flow model was based upon significant inputs that are not observable in the market. After the IPO on April 8, 2013, the modification fair value was calculated using the asset-or-nothing call approach. Significant assumptions used included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 37.6% based on re-levered historical and implied equity volatility of comparable companies and a 0% dividend yield. The grant date fair value of the Omnibus Incentive Plan 2.75x Performance Restricted shares was measured using the asset-or-nothing option pricing model.  Significant assumptions included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 33.2% based on re-levered historical and implied equity volatility of comparable companies and a 0% dividend yield.

Equity Plan Modifications

Through the year ended December 31, 2016, conditions for eligibility on a total of 702,735 2.75x Performance Restricted shares were modified to allow those participants holding such shares who were separating from the Company to vest in their respective shares if the performance conditions are achieved after their employment ends with the Company, subject to their continued compliance with applicable post-termination restrictive covenants.  As the 2.75x Performance Restricted shares were not considered probable of vesting at the time of the modifications, the Company used the respective modification date fair value to calculate any related equity compensation expense.

2.25x and 2.75x Performance Restricted Shares

Based on cash proceeds previously received by certain investment funds affiliated with Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock, the Company’s repurchases of shares and the cumulative dividends paid by the Company through April 1, 2016, the vesting conditions on the Company’s previously outstanding 2.25x Performance Restricted shares were satisfied with the Company’s dividend payment to such investment funds affiliated with Blackstone on April 1, 2016. Accordingly, during the three months ended March 31, 2016, upon declaration of the dividend, the 2.25x Performance Restricted shares were considered probable of vesting and all of the related equity compensation expense and accumulated dividends were recognized in the accompanying consolidated financial statements.  On April 1, 2016, upon payment of the dividend to such investment funds affiliated with Blackstone, all previously outstanding 1,370,821 2.25x Performance Restricted shares vested and the related accumulated dividends of $3,400 were paid.

The 2.75x Performance Restricted shares remain outstanding and will vest if the employee is employed by the Company when and if such investment funds affiliated with Blackstone receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 15% annualized effective compounded return rate on such funds’ investment and (y) a 2.75x multiple on such funds’ investment. As receipt of these future cash proceeds will be primarily related to a liquidity event, such as secondary offerings of stock or additional dividends paid to such funds, the 2.75x Performance Restricted shares are not considered probable of vesting until such events are consummated.  The additional future cash proceeds necessary to trigger the vesting of the 2.75x Performance Restricted shares under the terms of the original award is approximately $421,000. Total unrecognized equity compensation expense as of December 31, 2016, was approximately $11,000 for the 2.75x Performance Restricted shares. No equity compensation expense has been recorded during the years ended December 31, 2016, 2015 and 2014 related to the 2.75x Performance Restricted shares as their vesting has not been considered probable. The Company will recognize equity compensation expense related to any outstanding 2.75x Performance Restricted shares upon such funds’ receipt of final cash proceeds in the event of a full liquidation by such funds regardless of whether or not the shares vest in accordance to their terms.

19.  STOCKHOLDERS’ EQUITY

As of December 31, 2016, 91,861,054 shares of common stock were issued on the accompanying consolidated balance sheet, which excludes 3,596,217 unvested shares of common stock held by certain participants in the Company’s equity compensation plan (see Note 18–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company (see Secondary Offering and Concurrent Share Repurchase and Share Repurchase Program discussions below).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Dividends

Prior to September 19, 2016, the Board had a policy to pay, subject to legally available funds, regular quarterly dividends.  The payment and timing of cash dividends was within the discretion of the Board and depended on many factors, including, but not limited to, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in its debt agreements and in any preferred stock, business prospects and other factors that the Board deemed relevant.  On September 19, 2016, the Board declared a cash dividend of $0.10 per share of common stock, which was paid on October 7, 2016.  Subsequent to this dividend declaration, the Board also suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital, when possible, to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, investments in new attractions, debt repayments or share repurchases.

During the years ended December 31, 2016, 2015 and 2014, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

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

As of December 31, 2016, the Company had $908 of cash dividends recorded as dividends payable in the accompanying consolidated balance sheet, which relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares carry dividend rights and therefore the dividends will be paid as the shares vest in accordance with the underlying stock compensation grants.  These dividend rights will be forfeited if the shares do not vest.

Dividends paid to common stockholders were $65,306, $72,318 and $72,113 in the years ended December 31, 2016, 2015 and 2014, respectively. For tax purposes, all of the 2016 dividends and a portion of the 2015 and 2014 dividends were treated as a return of capital to stockholders.  Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

Dividends on all performance-vesting restricted share awards accumulate and are paid only if the performance conditions are met and the respective shares vest in accordance with their terms.  On April 1, 2016, the Company’s 2.25x Performance Restricted shares held by certain participants in the Company’s Omnibus Incentive Plan and Pre-IPO Incentive Plan vested and accumulated dividends were paid (see Note 18–Equity-Based Compensation for further details).  Accumulated dividends on the 2.75x Performance Restricted shares are approximately $3,690, and will be paid only if and to the extent these 2.75x Performance Restricted shares vest in accordance with their terms.  Accumulated dividends on the Long-Term Incentive Performance Restricted shares were approximately $180, of which approximately $18 was recorded related to the portion of the shares considered probable of vesting. The Company does not record a dividend payable when the performance conditions on the related unvested shares are not considered probable of being achieved.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Secondary Offering and Concurrent Share Repurchase

On April 9, 2014, the selling stockholders completed an underwritten secondary offering of 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Company. In the year ended December 31, 2014, the Company incurred fees and expenses of $747 in connection with this secondary offering which is shown as secondary offering expenses on the accompanying consolidated statements of comprehensive (loss) income.

Concurrently with the closing of the secondary offering in April 2014, the Company repurchased 1,750,000 shares of its common stock directly from the selling stockholders in private, non-underwritten transactions at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the respective secondary offering.

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

No shares were repurchased by the Company during the year ended December 31, 2016.  During the year ended December 31, 2015, the Company repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45,000 leaving $190,000 available for future repurchases under the Share Repurchase Program as of December 31, 2016.

During the year ended December 31, 2014, the Company repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15,000. The Company paid $5,650 in January 2015 for settlement of shares repurchased in December 2014.

All shares repurchased pursuant to the Share Repurchase Program and all shares repurchased directly from the selling stockholders concurrently with the secondary offerings were recorded as treasury stock at a total cost of $154,871 at December 31, 2016 and 2015 and $109,871 as of December 31, 2014, and are reflected as a reduction to stockholders’ equity on the accompanying consolidated statements of changes in stockholders’ equity.

20. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summary quarterly financial data for the years ended December 31, 2016 and 2015 was as follows:

	2016
	First	Second	Third	Fourth
	Quarter(a)	Quarter	Quarter	Quarter (b)
	(Unaudited)
Total revenues	$220,241	$371,136	$485,318	$267,597
Operating (loss) income	$(119,567)	$38,050	$152,641	$(11,539)
Net (loss) income	$(84,049)	$17,768	$65,655	$(11,905)
(Loss) earnings per share:
Net (loss) income per share, basic	$(1.00)	$0.21	$0.77	$(0.14)
Net (loss) income per share, diluted	$(1.00)	$0.21	$0.77	$(0.14)

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2015
	First	Second	Third	Fourth
	Quarter	Quarter (c)	Quarter	Quarter(d)
	(Unaudited)
Total revenues	$214,592	$391,616	$496,939	$267,857
Operating (loss) income	$(50,199)	$45,750	$170,860	$(6,975)
Net (loss) income	$(43,598)	$5,809	$97,950	$(11,028)
(Loss) earnings per share:
Net (loss) income per share, basic	$(0.51)	$0.07	$1.14	$(0.13)
Net (loss) income per share, diluted	$(0.51)	$0.07	$1.14	$(0.13)

(a)

During the first quarter of 2016, the Company recorded $27,516 in equity compensation expense related to certain of the Company’s performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which became probable of vesting during the first quarter and vested on April 1, 2016.  See Note 18–Equity-Based Compensation for further details.

(b)

During the fourth quarter of 2016, the Company recorded $8,904 in restructuring and other related costs primarily related to severance costs and other employment expenses. See Note 4–Restructuring Programs and Separation Costs for further details.

(c)

During the second quarter of 2015, the Company recorded $20,348 in loss on early extinguishment of debt and write-off of discounts and debt issuance costs related to the early redemption of $260,000 of its then existing Senior Notes.  See Note 11–Long-Term Debt for further details.

(d)

During the fourth quarter of 2015, the Company recorded $2,001 in restructuring and other related costs primarily related to severance costs for certain positions which were eliminated as part of a cost savings initiative. See Note 4–Restructuring Programs and Separation Costs for further details.

Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks are only open for a portion of the year.

Schedule I-Registrant’s Condensed Financial Statements

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2016	2015
Assets
Current Assets:
Cash	$908	$430
Total current assets	908	430
Investment in wholly owned subsidiary	474,909	517,257
Total assets	$475,817	$517,687
Liabilities and Stockholders' Equity
Current Liabilities:
Dividends payable	$908	$430
Total current liabilities	908	430
Total liabilities	908	430
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 91,861,054 and 90,320,374 shares issued at December 31, 2016 and 2015, respectively	919	903
Additional paid-in capital	621,343	624,765
Retained earnings	7,518	46,460
Treasury stock, at cost (6,519,773 shares at December 31, 2016 and 2015)	(154,871)	(154,871)
Total stockholders' equity	474,909	517,257
Total liabilities and stockholders' equity	$475,817	$517,687

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Equity in net (loss) income of subsidiary	$(12,531)	$49,133	$49,919
Net (loss) income	$(12,531)	$49,133	$49,919
Other comprehensive income	—	—	—
Comprehensive (loss) income	$(12,531)	$49,133	$49,919

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)
	For the Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net (loss) income	$(12,531)	$49,133	$49,919
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net (loss) income of subsidiary	12,531	(49,133)	(49,919)
Dividend received from subsidiary-return on capital (net of forfeitures)	26,412	36,196	36,056
Net cash provided by operating activities	26,412	36,196	36,056
Cash Flows From Investing Activities:
Restricted payment from subsidiary	—	45,000	65,708
Dividend received from subsidiary-return of capital (net of forfeitures)	39,372	36,381	36,056
Net cash provided by investing activities	39,372	81,381	101,764
Cash Flows From Financing Activities:
Purchase of treasury stock	—	(50,650)	(60,058)
Dividend paid to common stockholders	(65,306)	(72,318)	(72,113)
(Payment) receipt of cash for tax withholdings on equity-based compensation	—	(37)	37
Net cash used in financing activities	(65,306)	(123,005)	(132,134)
Change in Cash and Cash Equivalents	478	(5,428)	5,686
Cash and Cash Equivalents - Beginning of year	430	5,858	172
Cash and Cash Equivalents - End of year	$908	$430	$5,858

Supplemental Disclosures of Noncash Financing Activities
Dividends declared, but unpaid	$908	$430	$172
Treasury stock purchases settled in January 2015	$—	$—	$5,650

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF SEAWORLD ENTERTAINMENT, INC.

SeaWorld Entertainment, Inc. (the “Parent”) was incorporated in Delaware on October 2, 2009. At that time, the Parent was owned by ten limited partnerships (the “Partnerships” or the “selling stockholders”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.  The Parent has no operations or significant assets or liabilities other than its investment in SeaWorld Parks & Entertainment, Inc. (“SEA”), which owns and operates twelve theme parks within the United States. Accordingly, the Parent is dependent upon distributions from SEA to fund its obligations. However, under the terms of SEA’s various debt agreements, SEA’s ability to pay dividends or lend to the Parent is restricted, except that SEA may pay specified amounts to the Parent to fund the payment of the Parent’s tax obligations.

2. BASIS OF PRESENTATION

The accompanying condensed financial statements (the “parent company only financial statements”) include the accounts of the Parent and its investment in SEA accounted for in accordance with the equity method and do not present the financial statements of the Parent and its subsidiary on a consolidated basis.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted since this information is included with the SeaWorld Entertainment, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K (the “consolidated financial statements”). These parent company only financial statements should be read in conjunction with the consolidated financial statements.

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

4. DIVIDENDS FROM SUBSIDIARIES

Prior to September 19, 2016, SEA’s Board of Directors (the “Board”) had a policy to pay, subject to legally available funds, regular quarterly cash dividends to the Parent (defined as a restricted payment in the Senior Secured Credit Facilities) and the Parent’s Board had a policy to pay a regular quarterly cash dividends. Subsequent to the September 19, 2016 dividend declaration, both the SEA’s Board and the Parent’s Board suspended the quarterly dividend policy to allow greater flexibility to deploy capital, when possible, to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, investments in new attractions, debt repayments or share repurchases. As a result, SEA paid a cash dividend to the Parent during the years ended December 31, 2016, 2015 and 2014 related to dividend declarations as follows:

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Payment Date	Cash Dividends Paid
2016:
January 22, 2016	$17,808
April 1, 2016(a)	$21,269
July 1, 2016(a)	$18,176
October 7, 2016	$8,647
2015:
January 22, 2015	$18,112
April 1, 2015(a)	$18,204
July 1, 2015(a)	$18,238
October 6, 2015	$18,117
2014
January 3, 2014	$17,767
April 1, 2014(a)	$17,766
July 1, 2014(a)	$18,290
October 6, 2014	$18,290

(a)As SEA had an accumulated deficit at the time these dividends were declared to the Parent, these dividends were accounted for as a return of capital by the Parent.  The remaining dividends from SEA have been reflected as a return on capital in the accompanying parent company only financial statements.

During the years ended December 31, 2016, 2015 and 2014, the Parent’s Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
2016:
January 15, 2016	January 22, 2016	$0.21
March 14, 2016	April 1, 2016	$0.21
June 20, 2016	July 1, 2016	$0.21
September 29, 2016	October 7, 2016	$0.10
2015:
January 13, 2015	January 22, 2015	$0.21
March 13, 2015	April 1, 2015	$0.21
June 22, 2015	July 1, 2015	$0.21
September 29, 2015	October 6, 2015	$0.21
2014:
March 20, 2014	April 1, 2014	$0.20
June 20, 2014	July 1, 2014	$0.21
September 29, 2014	October 6, 2014	$0.21

As of December 31, 2016, the Parent had $908 of cash dividends payable included in dividends payable in the accompanying condensed balance sheet.   See Note 19–Stockholders’ Equity of the accompanying consolidated financial statements for further discussion.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. STOCKHOLDERS’ EQUITY

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

Secondary Offering and Concurrent Share Repurchase

On April 9, 2014, the selling stockholders completed an underwritten secondary offering of 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The selling stockholders received all of the net proceeds from the offering and no shares were sold by the Parent.

Concurrently with the closing of the secondary offering in April 2014, the Parent repurchased 1,750,000 shares of its common stock directly from the selling stockholders in private, non-underwritten transactions at a price per share equal to the price per share paid to the selling stockholders by the underwriters in the respective secondary offering.

Share Repurchase Program

In 2014, the Parent’s Board authorized the repurchase of up to $250,000 of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Parent is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

There were no share repurchases during the year ended December 31, 2016. During the year ended December 31, 2015, the Parent repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45,000 leaving $190,000 available for future repurchases under the Share Repurchase Program as of December 31, 2016.

During the year ended December 31, 2014, the Parent repurchased a total of 855,970 shares of common stock at an average price of $17.50 per share and a total cost of approximately $15,000. The Company paid $5,650 in January 2015 for settlement of shares repurchased in December 2014.

All shares repurchased pursuant to the Share Repurchase Program and all shares repurchased directly from the selling stockholders concurrently with the secondary offerings were recorded as treasury stock at a total cost of $154,871 as of December 31, 2016 and 2015, and $109,871 as of December 31, 2014 and are reflected as a reduction to stockholders’ equity on the accompanying consolidated statements of changes in stockholders’ equity. SEA transferred $45,000 and $65,708 during the years ended December 31, 2015 and 2014, respectively, as restricted payments to the Parent for the payment of repurchased shares.