Form 10-Q
period 2017-03-31
SeaWorld Entertainment, Inc.
filed 2017-05-09
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had outstanding 90,738,187 shares of Common Stock, par value $0.01 per share as of May 3, 2017.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

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

•	seasonal fluctuations;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	increased labor costs and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	loss of key personnel;
•	unionization activities or labor disputes;
•	inability to meet workforce needs;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	our substantial leverage;

•	inability to realize the benefits of acquisitions or other strategic initiatives;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses;
•	delays or restrictions in obtaining permits;
•	policies of the recently elected U.S. president and his administration;
•	actions of activist stockholders;
•	the ability of affiliates of Zhonghong Zhuoye Group Co., Ltd. to significantly influence our decisions;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$33,217	$68,958
Accounts receivable, net	41,242	36,726
Inventories	33,479	28,684
Prepaid expenses and other current assets	28,120	19,324
Total current assets	136,058	153,692
Property and equipment, at cost	2,865,375	2,828,446
Accumulated depreciation	(1,187,644)	(1,161,631)
Property and equipment, net	1,677,731	1,666,815
Goodwill	335,610	335,610
Trade names/trademarks, net	160,898	161,264
Other intangible assets, net	17,179	18,008
Deferred tax assets, net	24,928	22,114
Other assets	20,577	21,268
Total assets	$2,372,981	$2,378,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,835	$87,680
Current maturities of long-term debt	91,500	51,713
Accrued salaries, wages and benefits	17,678	21,010
Deferred revenue	133,242	78,891
Dividends payable	815	908
Other accrued expenses	12,779	23,410
Total current liabilities	367,849	263,612
Long-term debt, net of debt issuance costs of $11,190 and $9,702 as of March 31, 2017 and December 31, 2016, respectively	1,517,855	1,531,069
Deferred tax liabilities, net	32,105	70,033
Other liabilities	49,333	52,842
Total liabilities	1,967,142	1,917,556
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 91,948,412 and 91,861,054 shares issued at March 31, 2017 and December 31, 2016, respectively	919	919
Additional paid-in capital	624,671	621,343
Accumulated other comprehensive loss	(11,290)	(13,694)
(Accumulated deficit) retained earnings	(53,590)	7,518
Treasury stock, at cost (6,519,773 shares at March 31, 2017 and December 31, 2016)	(154,871)	(154,871)
Total stockholders’ equity	405,839	461,215
Total liabilities and stockholders’ equity	$2,372,981	$2,378,771

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Net revenues:
Admissions	$115,089	$136,926
Food, merchandise and other	71,268	83,315
Total revenues	186,357	220,241
Costs and expenses:
Cost of food, merchandise and other revenues	14,483	17,001
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $936 and $9,340 for the three months ended March 31, 2017 and 2016, respectively)	157,324	180,293
Selling, general and administrative (includes equity compensation of $3,178 and $20,250 for the three months ended March 31, 2017 and 2016, respectively)	52,418	67,354
Restructuring and other related costs	—	112
Depreciation and amortization	38,867	75,048
Total costs and expenses	263,092	339,808
Operating loss	(76,735)	(119,567)
Other income, net	(86)	(142)
Interest expense	18,261	14,581
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,020	—
Loss before income taxes	(102,930)	(134,006)
Benefit from income taxes	(41,801)	(49,957)
Net loss	$(61,129)	$(84,049)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	2,404	(9,250)
Comprehensive loss	$(58,725)	$(93,299)
Loss per share:
Net loss per share, basic	$(0.72)	$(1.00)
Net loss per share, diluted	$(0.72)	$(1.00)
Weighted average common shares outstanding:
Basic	85,373	83,824
Diluted	85,373	83,824
Cash dividends declared per share:
Cash dividends declared per share	$—	$0.42

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2016	91,861,054	$919	$621,343	$7,518	$(13,694)	$(154,871)	$461,215
Equity-based compensation	—	—	4,114	—	—	—	4,114
Unrealized gain on derivatives, net of tax expense of $1,599	—	—	—	—	2,404	—	2,404
Vesting of restricted shares	127,396	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(40,038)	(1)	(748)	—	—	—	(749)
Adjustments to previous dividend declarations	—	—	(37)	21	—	—	(16)
Net loss	—	—	—	(61,129)	—	—	(61,129)
Balance at March 31, 2017	91,948,412	$919	$624,671	$(53,590)	$(11,290)	$(154,871)	$405,839

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(61,129)	$(84,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,867	75,048
Amortization of debt issuance costs and discounts	1,324	1,335
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,020	—
Loss on sale or disposal of assets	1,739	6,502
Loss on derivatives	—	1
Deferred benefit from income tax	(41,801)	(49,957)
Equity-based compensation	4,114	29,590
Changes in assets and liabilities:
Accounts receivable	(5,055)	(5,443)
Inventories	(4,812)	(7,451)
Prepaid expenses and other current assets	(4,046)	(2,884)
Accounts payable	27,198	8,760
Accrued salaries, wages and benefits	(3,332)	5,024
Deferred revenue	54,875	54,271
Other accrued expenses	(12,087)	866
Other assets and liabilities	1,817	618
Net cash provided by operating activities	5,692	32,231
Cash Flows From Investing Activities:
Capital expenditures	(56,853)	(47,846)
Change in restricted cash	(950)	344
Net cash used in investing activities	(57,803)	(47,502)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	998,306	—
Repayments of long-term debt	(1,006,336)	(4,212)
Proceeds from draw on revolving credit facility	60,649	60,000
Repayments of revolving credit facility	(20,000)	—
Debt issuance costs	(15,390)	—
Dividends paid to stockholders	(110)	(17,674)
Payment of tax withholdings on equity-based compensation through shares withheld	(749)	(334)
Exercise of stock options	—	12
Net cash provided by financing activities	16,370	37,792
Change in Cash and Cash Equivalents	(35,741)	22,521
Cash and Cash Equivalents—Beginning of period	68,958	18,971
Cash and Cash Equivalents—End of period	$33,217	$41,492
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$12,237	$41,567
Dividends declared, but unpaid	$815	$21,807

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States.  Prior to its initial public offering in April 2013, the Company was owned by ten limited partnerships (the “Partnerships” or the “Seller”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.  As of March 31, 2017, the Partnerships own approximately 21.5% of the Company’s total outstanding common stock.

On March 24, 2017, the Company announced that an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), Sun Wise (UK) Co., LTD (“ZHG” or “Buyer”) entered into an agreement to acquire approximately 21% of the outstanding shares of common stock of the Company (the “Sale”) from Seller, pursuant to a Stock Purchase Agreement between ZHG and Seller (the “Stock Purchase Agreement”).  The Sale closed on May 8, 2017.  See further discussion in Note 9–Related-Party Transactions and Note 12–Stockholders’ Equity.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC.  The unaudited condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2017 or any future period due to the seasonal nature of the Company’s operations.  Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks are only open for a portion of the year.

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

Revenue Recognition

The Company recognizes revenue upon admission into a park for single day tickets and when products are received by customers for merchandise, culinary or other in-park spending. For season passes and other multi-use admission products, deferred revenue is recorded and the related revenue is recognized over the terms of the admission product and its estimated usage. Deferred revenue includes a current and long-term portion and is included in deferred revenue and other liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, other liabilities also includes $10,000 in deferred revenue related to nonrefundable funds received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $2,700 of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2017.  The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

On March 24, 2017, the Company entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept & Preliminary Design Support Agreement (the “CDSA”) (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). Under the terms of the ECDA, the Company will work with Zhonghong Holding and a top theme park design company, to create and produce concept designs and development analysis for theme parks, water parks and interactive parks in the Territory. Under the terms of the CDSA, the Company will provide guidance, support, input, and expertise relating to the initial strategic planning, concept and preliminary design of Zhonghong Holding’s family entertainment and other similar centers. The Company recognizes revenue under the ZHG Agreements on a straight-line basis over the contractual term of the agreements.   Due to the effective date of the ZHG Agreements, related revenue during the three months ended March 31, 2017 was not material.  See further discussion in Note 9–Related-Party Transactions.

The Company has also entered into agreements with certain external theme park, zoo and other attraction operators to jointly market and sell single and multi-use admission products. These joint products allow admission to both a Company park and an external park, zoo or other attraction. The agreements with the external partners specify the allocation of revenue to the Company from any jointly sold products. Whether the Company or the external partner sells the product, the Company’s portion of revenue is deferred until the first time the product is redeemed at one of its parks and recognized over its related use in a manner consistent with the Company’s own admission products. The Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Implemented Accounting Standards

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangible–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU removes step two from the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment charge would now be determined based on the comparison of the fair value of a reporting unit to its carrying value, not to exceed the carrying amount of goodwill. This guidance is effective starting with a company’s interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and must be applied on a prospective basis. Early adoption is permitted for interim or annual impairment tests performed after January 1, 2017. The Company has elected to adopt ASU 2017-04 as of January 1, 2017 and will follow this guidance on any interim or annual impairment tests performed in fiscal year 2017.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions (Topic 718) including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related amounts within the statement of cash flows and the classification of awards as either equity or liabilities. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this ASU effective January 1, 2017.  ASU 2016-09 requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company elected to change its policy to recognize the impact of forfeitures as they occur and determined the cumulative impact of this change was not material as of January 1, 2017.  ASU 2016-09 also requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified as a financing activity and excess tax benefits to be classified as an operating activity in the accompanying unaudited condensed consolidated statement of cash flows, which does not differ from the Company’s historical treatment of these items.  Additionally, ASU 2016-09 requires the tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur, which was applied prospectively, beginning January 1, 2017 by the Company.

Recently Issued Accounting Standards

In November 2016, the FASB issued ASU 2016-18, Restricted Cash–a Consensus of the FASB Emerging Issues Task Force. This ASU aims to reduce the diversity in practice of the presentation of changes or transfers in restricted cash flows on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning and ending total amounts on the statement of cash flows for the period. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted and should be applied using a retrospective transition method. The Company does not expect a material impact upon adoption of this ASU to its unaudited condensed consolidated statements of cash flows or unaudited condensed consolidated balance sheets.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 simplifies the income tax accounting of intra-entity transfers of an asset other than inventory by requiring an entity to recognize the income tax effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. The Company does not expect a material impact upon adoption of this ASU on its unaudited condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the presentation and classification of eight specific cash flow issues that previously resulted in diversity in practice. The ASU will be effective for annual periods beginning after December 15, 2017 and interim periods therein, with early adoption permitted and should be applied using a retrospective transition method. The Company has not yet adopted this ASU but does not expect a material impact to its unaudited condensed consolidated statements of cash flows.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On February 25, 2016, the FASB issued ASU 2016-02, Leases.  This ASU establishes a new lease accounting model that, for many companies, eliminates the concept of operating leases and requires entities to record lease assets and lease liabilities on the balance sheet for certain types of leases.  Under this ASU, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. The ASU will be effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities.  The provisions of the ASU are to be applied using a modified retrospective approach. The Company has not yet adopted this ASU and is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements.  Upon adoption of this ASU, the Company expects its San Diego land lease, among other operating leases, to be recorded as a right-of-use asset with a corresponding lease liability.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017 using one of two transition methods, either retrospective or a modified retrospective transition method which calculates a cumulative-effect adjustment as of the date of adoption, with earlier adoption permitted for annual periods beginning after December 15, 2016. During 2016, the FASB issued four updates to the revenue recognition guidance (Topic 606), ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements. The Company plans to adopt this guidance in the first quarter of 2018 using a modified retrospective transition method.  The Company has been closely monitoring developments related to this new standard but has not yet completed its evaluation of the accounting and disclosure requirements on its unaudited condensed consolidated financial statements.  The Company is reviewing current accounting policies and practices to identify changes that would result from applying the requirements under the new standards.  Based on the Company’s analysis to date, it does not anticipate a material impact on the timing of revenue recognition upon adoption; however, the Company expects an impact on the classification of revenue between admissions revenue and food, merchandise and other revenue.  The Company also expects revenue recognition disclosures will include additional detail in accordance with the new requirements.

3. LOSS PER SHARE

Loss per share is computed as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017			2016
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic loss per share	$(61,129)	85,373	$(0.72)	$(84,049)	83,824	$(1.00)
Effect of dilutive incentive-based awards		—			—
Diluted loss per share	$(61,129)	85,373	$(0.72)	$(84,049)	83,824	$(1.00)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Diluted loss per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. The Company’s outstanding performance-vesting restricted share awards are considered contingently issuable shares and are excluded from the calculation of diluted loss per share until the performance measure criteria is met as of the end of the reporting period.  There were approximately 4,920,000 and 5,070,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three months ended March 31, 2017 and 2016, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended March 31, 2017 was 40.6% and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items.  The Company’s consolidated effective tax rate for the three months ended March 31, 2016 was 37.3% and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

5. OTHER ACCRUED EXPENSES

Other accrued expenses at March 31, 2017 and December 31, 2016, consisted of the following:

	March 31,	December 31,
	2017	2016
Accrued property taxes	$3,528	$2,193
Accrued interest	197	13,631
Self-insurance reserve	7,161	7,191
Other	1,893	395
Total other accrued expenses	$12,779	$23,410

As of December 31, 2016, accrued interest above includes $12,904 relating to the Company’s fourth quarter 2016 interest payable on its Term B-2 Loans, Term B-3 Loans and Terminated Revolving Credit Facility, which was paid on January 3, 2017. See further discussion in Note 6–Long-Term Debt.

6. LONG-TERM DEBT

Long-term debt as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Term B-5 Loans (effective interest rate of 3.19% at March 31, 2017)	$998,306	$—
Term B-2 Loans (effective interest rate of 3.26% at March 31, 2017 and December 31, 2016)	567,313	1,327,850
Term B-3 Loans (effective interest rate of 4.33% at December 31, 2016)	—	245,800
Revolving credit facility	65,000	24,351
Total long-term debt	1,630,619	1,598,001
Less discounts	(10,074)	(5,517)
Less debt issuance costs	(11,190)	(9,702)
Less current maturities	(91,500)	(51,713)
Total long-term debt, net	$1,517,855	$1,531,069

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Existing Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).  On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment”), to its Existing Credit Agreement.  In connection with the Amendment, SEA borrowed $998,306 of additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-3 loans (the “Term B-3 Loans”), with a principal amount equal to $244,713 and a portion of the outstanding principal of the Term B-2 loans (the “Term B-2 Loans”), with a principal amount equal to $753,593, and pay other fees, costs and expenses in connection with the Amendment and related transactions. Additionally, pursuant to the Amendment, SEA terminated the existing revolving credit commitments (the “Terminated Revolving Credit Facility”) and replaced them with a new tranche with an aggregate commitment amount of $210,000 (the “New Revolving Credit Facility”).

In connection with the issuance of the Term B-5 Loans, SEA recorded a discount of $4,992 and debt issuance costs of $44 during the three months ended March 31, 2017. Additionally, SEA wrote-off debt issuance costs of $7,987, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying unaudited condensed consolidated statements of comprehensive loss. Such loss on early extinguishment of debt and write-off of discounts and debt issuance costs also includes $33 related to a write-off of discounts and debt issuance costs resulting from a mandatory prepayment of debt on March 30, 2017.  See discussion in the Senior Secured Credit Facilities section which follows for further information.

Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying unaudited condensed consolidated balance sheets.

Senior Secured Credit Facilities

As of March 31, 2017, the Senior Secured Credit Facilities consisted of $567,313 in Term B-2 Loans, which will mature on May 14, 2020, $998,306 in Term B-5 Loans which will mature on March 31, 2024 and the $210,000 New Revolving Credit Facility, of which $65,000 was outstanding as of March 31, 2017.  The New Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50,000 and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 loans with an aggregate principal amount greater than $50,000. The outstanding balances under the New Revolving Credit Facility and the Terminated Revolving Credit Facility, as applicable, are included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2017, due to the Company’s intent to repay the borrowings within the following twelve month period.  Subsequent to March 31, 2017, SEA repaid $30,000 on the New Revolving Credit Facility.

The Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on May 14, 2013, with the balance due on the final maturity date of May 14, 2020. Beginning with the fiscal quarter ending June 30, 2017, the Term B-5 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-5 Loans on March 31, 2017, with the balance due on the final maturity date of March 31, 2024. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than a prepayment premium on voluntary prepayments of the Term B-5 Loans in connection with certain repricing transactions on or prior to September 30, 2017 and customary “breakage” costs with respect to LIBOR loans.

SEA is required to prepay the outstanding Term B-2 Loans and Term B-5 Loans, subject to certain exceptions, with

(i)	50% of SEA’s annual “excess cash flow” (with step-downs to 25% and 0%, as applicable, based upon achievement by SEA of a certain secured net leverage ratio), subject to certain exceptions;
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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity.  During the three months ended March 31, 2017, the Company made a mandatory prepayment of approximately $6,300 based on its excess cash flow calculation as of December 31, 2016. Approximately $3,500 of the mandatory prepayment was accepted by the lenders and applied ratably to the Term B-2 and Term B-3 Loans prior to the Amendment on March 31, 2017, and the remainder of $2,800 will be applied as a voluntary prepayment to the Term B-2 Loans in the second quarter of 2017 and is included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2017.

SEA may also increase and/or add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the New Revolving Credit Facility in an aggregate principal amount of up to $350,000.  SEA may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the First Lien Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, is no greater than 3.50 to 1.00.

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

Term B-5 Loans

The Term B-5 Loans were initially borrowed in an aggregate principal amount of $998,306 on March 31, 2017 in connection with the Amendment. Borrowings of Term B-5 Loans under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to an applicable margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds rate plus 1/2 of 1%  or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR Rate, or the successor thereto if the BBA is no longer making a LIBOR rate available for the interest period relevant to such borrowing.  The applicable margin for the Term B-5 Loans is 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. At March 31, 2017, SEA selected the LIBOR rate (interest rate of 4.15% at March 31, 2017).

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings of Term B-2 Loans under the Senior Secured Credit Facilities bear interest at a fluctuating rate per annum equal to, at SEA’s option, a margin over either (a) a base rate equal to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate based on the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%.  The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a total net leverage ratio equal to or less than 3.25 to 1.00.  At March 31, 2017, SEA selected the LIBOR rate (interest rate of 3.40% at March 31, 2017).

New Revolving Credit Facility

Borrowings of loans in the New Revolving Credit Facility under the Senior Secured Credit Facilities bear interest at a rate equal to an applicable margin over either, at SEA’s option, (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1%, and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate”, in each case, plus an applicable margin equal to 1.75% or (b) a LIBOR rate or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing (provided in no event shall such LIBOR rate with respect to the borrowings be less than 0.0% per annum).  The applicable margin for borrowings under the New Revolving Credit Facility is 1.75% in the case of base rate loans, and 2.75% in the case of LIBOR rate loans.  The applicable margins for borrowings under the New Revolving Credit Facility are subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings, which the Company did not achieve as of March 31, 2017.  At March 31, 2017, SEA selected the LIBOR rate (interest rate of 3.70% at March 31, 2017).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

As of March 31, 2017, SEA had approximately $19,050 of outstanding letters of credit and $65,000 outstanding on the New Revolving Credit Facility, leaving approximately $125,950 available for borrowing.

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

The Senior Secured Credit Facilities permit restricted payments in an aggregate amount per annum equal to the sum of (A) $25,000 plus (B) an amount, if any, equal to (1) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment, is no greater than 3.50 to 1.00, an unlimited amount, (2) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 4.00 to 1.00 and greater than 3.50 to 1.00, the greater of (a) $95,000 and (b) 7.50% of market capitalization (as defined in the Senior Secured Credit Facilities), (3) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 4.50 to 1.00 and greater than 4.00 to 1.00, $95,000 and (4) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 5.00 to 1.00 and greater than 4.50 to 1.00, $65,000.

As of March 31, 2017, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 5.20 to 1.00, which results in the Company having a $25,000 capacity for restricted payments in 2017, provided that the total net leverage ratio does not exceed 5.75 to 1.00, measured quarterly on a pro forma basis after giving effect to any such restricted payment. The total net leverage ratio calculation is based on financial data for the twelve month period ended March 31, 2017, which does not include any Easter holiday and the related spring break benefit.  However, the amount available for share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter, as set forth above.

As of March 31, 2017, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

Long-term debt at March 31, 2017 is repayable as follows. The outstanding balance under the New Revolving Credit Facility is included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2017, due to the Company’s intent to repay the borrowings within the following twelve month period.

Years Ending December 31,
2017	$85,573
2018	23,707
2019	23,707
2020	536,763
2021	9,983
Thereafter	950,886
Total	$1,630,619

Interest Rate Swap Agreements

As of March 31, 2017 the Company has five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1,000,000 of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1,000,000; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; pay swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of September, December, March and June through maturity.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 7–Derivative Instruments and Hedging Activities that follows.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements was $31,040 and $14,091 in the three months ended March 31, 2017 and 2016, respectively. Cash paid for interest in the three months ended March 31, 2017 includes $12,904 relating to the Company’s fourth quarter 2016 interest payable on its Senior Secured Credit Facilities which was paid on January 3, 2017.

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

As of March 31, 2017 and December 31, 2016, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. On September 30, 2016, the Company’s four interest rate swap agreements with a combined notional value of $1,250,000 matured in accordance with their terms and five interest rate forward swap agreements with a combined notional value of $1,000,000 became effective.  The interest rate swap agreements were designated as cash flow hedges of interest rate risk.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017, there was no ineffectiveness on cash flow hedges. During the three months ended March 31, 2016 an immaterial loss related to the ineffective portion was recognized in other income, net, in the accompanying unaudited condensed consolidated statements of comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $10,788 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	Liability Derivatives		Liability Derivatives
	As of March 31, 2017		As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other liabilities	$18,805	Other liabilities	$22,808
Total derivatives designated as hedging instruments		$18,805		$22,808

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the pretax effect of the Company’s derivative financial instruments in the unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Derivatives in Cash Flow Hedging Relationships:
Gain (loss) related to effective portion of derivatives recognized in accumulated other comprehensive loss	$7,638	$(18,621)
(Loss) gain related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$(3,636)	$834
Loss related to ineffective portion of derivatives recognized in other income, net	$—	$(1)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $19,635. As of March 31, 2017, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $19,635.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the three months ended March 31, 2017, net of tax:

Accumulated other comprehensive loss:	(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2016	$(13,694)
Other comprehensive income before reclassifications	4,587
Amounts reclassified from accumulated other comprehensive loss to interest expense	(2,183)
Unrealized gain on derivatives, net of tax	2,404
Accumulated other comprehensive loss at March 31, 2017	$(11,290)

8. FAIR VALUE MEASUREMENTS

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement is required to be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1- Quoted prices for identical instruments in active markets.

Level 2- Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of March 31, 2017 and the Term B-2 Loans and Term B-3 Loans were classified in Level 2 of the fair value hierarchy as of December 31, 2016.  The fair value of the term loans as of March 31, 2017 and December 31, 2016 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2017.  The Company did not have any assets measured on a recurring basis at fair value as of March 31, 2017.  The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of March 31, 2017:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2017
Liabilities:
Derivative financial instruments (a)	$—	$18,805	$—	$18,805
Long-term obligations (b)	$—	$1,630,619	$—	$1,630,619
(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $18,805.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $91,500 and long-term debt of $1,517,855 as of March 31, 2017.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2016. The Company did not have any assets measured on a recurring basis at fair value as of December 31, 2016. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2016:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2016
Liabilities:
Derivative financial instruments (a)	$—	$22,808	$—	$22,808
Long-term obligations (b)	$—	$1,598,001	$—	$1,598,001

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $22,808.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $51,713 and long-term debt of $1,531,069 as of December 31, 2016.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

9. RELATED-PARTY TRANSACTIONS

ZHG Agreements

In connection with the Sale, which closed on May 8, 2017, Sellers have agreed to reimburse the Company up to $4,000 for certain costs and expenses incurred by the Company.  As a result, the Company has recorded a receivable from Seller for $3,800 which is included in prepaid expenses and other current assets, in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2017.

On March 24, 2017 the Company entered into the ZHG Agreements with Zhonghong Holding, an affiliate of ZHG Group.  In exchange for providing services under the ZHG Agreements, the Company is expected to receive fees as well as a travel stipend per year through 2019.  The Company recognizes revenue under the ZHG Agreements on a straight-line basis over the contractual term of the agreements.  Due to the effective date of the ZHG Agreements, related revenue during the three months ended March 31, 2017 was not material. See further discussion regarding the Sale in Note 1–Description of the Business and Basis of Presentation and Note 12–Stockholders’ Equity.

Debt and Interest Payments

On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment”), to its existing Senior Secured Credit Facilities. As of March 31, 2017, approximately $8,800 aggregate principal amount of the remaining Term B-2 Loans were owned by affiliates of Blackstone.  As of December 31, 2016, approximately $25,000 aggregate principal amount of Term B-2 Loans were owned by affiliates of Blackstone.  The Company makes voluntary and mandatory principal repayments as well as periodic principal and interest payments on such debt in accordance with its terms from time to time.  See Note 6–Long-Term Debt for further discussion.

10. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint.  On March 31, 2016, the Court granted the motions to dismiss the amended complaint, in its entirety, without prejudice.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants.  On June 29, 2016, the remaining defendants filed a motion to dismiss the Second Amended Complaint.  On September 30, 2016, the Court denied the motion to dismiss.  On October 28, 2016, defendants filed their Answer to the Second Amended Complaint. Written discovery has been propounded by both sides but no depositions have been scheduled to date.  On March 2, 2017, following a case management conference held on March 1, 2017, the Court entered a scheduling order, which provided that fact discovery be completed by October 20, 2017.  The scheduling order also provided deadlines for expert discovery and other pretrial deadlines, with a trial date of September 18, 2018.  On March 6, 2017, the Court entered an amended scheduling order providing that Plaintiff must file its motion for class certification by May 19, 2017.  On March 31, 2017, Plaintiffs filed a motion to compel discovery against the Company and Blackstone.  A hearing on the motion was held on April 18, 2017.  Following the hearing, Plaintiff’s motion was granted in part and denied in part. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of the Company’s Board, certain of the Company’s executive officers, directors and shareholders, and Blackstone.  The Company is a “Nominal Defendant” in the lawsuit.  On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants.  The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price.  The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company.  The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf.  On May 21, 2015, the defendants filed a motion to stay the lawsuit pending resolution of the Company’s securities class action lawsuit. On September 21, 2015, the Court granted the motion and ordered that the derivative action to be stayed in favor of the securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC). On March 15, 2017, plaintiff moved to lift the stay entered by the court on September 21, 2015.

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

Plaintiffs filed a Third Amended Class Action Complaint on November 22, 2016.  The Company moved to dismiss portions of that pleading, but the motion to dismiss was denied.  What remains at this point are plaintiff’s claims under California’s Unfair Competition Law, False Advertising Law and the CLRA based on the purchase of tickets; plaintiff’s California Unfair Competition Law and False Advertising Law claims based on the purchase of plush toys; and plaintiff’s claims under California’s Unfair Competition Law based on the purchase of plush toys.  The case is in the preliminary stages of discovery, with briefing on class certification currently scheduled for July through September 2017.

The Company believes that these consumer class action lawsuits are without merit and intends to defend these lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

EZPay Plan Class Action Lawsuit

On December 3, 2014, a purported class action lawsuit was filed in the United States District Court for the Middle District of Florida, Tampa Division against SeaWorld Parks & Entertainment, Inc., captioned Jason Herman, Joey Kratt, and Christina Lancaster, as individuals and on behalf of all others similarly situated, v. SeaWorld Parks & Entertainment, Inc. Case no: 8:14-cv-03028-MSS-JSS. The complaint alleges a single breach of contract claim involving the Company’s EZPay Plan which affords customers the ability to pay for annual passes through monthly installments.  The plaintiff alleges the Company automatically renewed passes beyond the initial term in violation of the terms and conditions of the parties’ contract which provided in part: “Except for any passes paid in less than twelve months, THIS CONTRACT WILL RENEW AUTOMATICALLY ON A MONTH-TO-MONTH BASIS until I terminate it.”   On January 21, 2015, plaintiffs amended their complaint to include claims for breach of contract, unjust enrichment and violation of federal Electronic Funds Transfer Act, 15 U.S.C. section 1693 et seq. on behalf of three individual plaintiffs as well as on behalf of a two classes: (i) individuals in the states of Florida, Texas, Virginia and California who paid for an annual pass  in “less than twelve months,” had their passes automatically renewed and did not use the renewed passes after the first year or were not issued a full refund of payments made after the twelfth payment; and (ii) all of these same individuals who used debit cards.

The Company has always considered the plaintiffs’ argument to be without merit and believes it has defenses to the action.  The parties engaged in significant discovery and a motion was filed by the plaintiffs for certification of the class.  In addition, plaintiffs filed a motion for summary judgment and defendant in turn filed for motion for partial summary judgment.  The Company anticipated the United States District Court for the Middle District of Florida would schedule a hearing on class certification first, determine whether a class should be certified, send notice to the certified class, and then entertain the respective motions for summary judgment.

However, on March 10, 2017, the United States District Court for the Middle District of Florida issued an order granting plaintiffs’ motion for certification of the class without a hearing and included in the order findings that the contract is unambiguous and that it means that the Company could not auto-renew the contract term if the customer paid in less than 365 days.

On March 17, 2017, the United States District Court for the Middle District of Florida issued another order, this time granting plaintiff’s motion for summary judgment as to liability and denying the Company’s motion for partial summary judgment.  The United States District Court for the Middle District of Florida decided that the Company breached the contract by failing to terminate the contract once the passes were paid in full.  No determination of damages was made nor has the court entered any final judgment. With regard to the order granting certification, the Company filed a Rule 23(f) petition with the United States Court of Appeals for the Eleventh Circuit and that is pending.  In the meantime, pending the appeal, the United States District Court for the Middle District of Florida has granted an order staying the underlying case.  The Company intends to continue to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

11. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value.  The cost is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  Effective January 1, 2017, in accordance with its adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company elected to recognize the impact of forfeitures as they occur (see further discussion in Note 2–Recent Accounting Pronouncements).  The Company has granted stock options, time-vesting restricted share awards and performance-vesting restricted share awards. The Company used the Black-Scholes Option Pricing Model to value its stock options and the closing stock price on the date of grant to value its time-vesting restricted share awards granted in 2013 and subsequent years and its performance-vesting restricted share awards granted in 2015 and subsequent years.

Total equity compensation expense was $4,114 and $29,590 for the three months ended March 31, 2017 and 2016, respectively.   Equity compensation expense for the first quarter of 2016 included $27,516 related to certain of the Company’s performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which became probable of vesting and vested on April 1, 2016.  See 2.25x and 2.75x Performance Restricted Shares and Equity Plan Modification section which follows for further details.  Equity compensation expense is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of March 31, 2017 was approximately $54,960 which is expected to be recognized over the respective service periods.

The activity related to the Company’s time-vesting and performance-vesting share awards during the three months ended March 31, 2017 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	1,323,025	$17.47	451,289	$17.88	212,369	$18.43	1,310,726	$8.19
Granted	914,464	$18.28	888,235	$18.24	791,108	$18.57	—	—
Vested	(127,396)	$18.29	—	—	—	—	—	—
Forfeited	(44,062)	$18.49	(451,289)	$17.88	(38,696)	$19.24	(9,731)	$15.40
Outstanding at March 31, 2017	2,066,031	$17.75	888,235	$18.24	964,781	$18.51	1,300,995	$7.37

The activity related to the Company’s stock option awards during the three months ended March 31, 2017 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,441,900	$18.67
Granted	—	—
Forfeited	(171,655)	$18.32
Expired	(5,890)	$18.96
Exercised	—	—
Outstanding at March 31, 2017	3,264,355	$18.69	8.41	$890
Exercisable at March 31, 2017	927,474	$18.87	8.31	$101

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

As of March 31, 2017, there were 6,983,314 shares of common stock available for future issuance under the Company’s Omnibus Incentive Plan.

As part of the Company’s annual compensation-setting process and in accordance with the Company’s Equity Award Grant Policy (the “Equity Grant Policy”), on December 7, 2016, the Compensation Committee approved an annual bonus plan (the “2017 Bonus Plan”) and a long-term incentive plan grant (the “2017 Long-Term Incentive Grant”) for the fiscal year ending December 31, 2017 (“Fiscal 2017”).

Bonus Performance Restricted Shares

The 2017 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) and is based upon the Company’s achievement of specified performance goals with respect to Fiscal 2017 Adjusted EBITDA (weighted at 50%), Total Revenue (weighted at 30%) and Adjusted EBITDA Margin (weighted at 20%). The total number of shares eligible to vest is based on the level of achievement of the targets for Fiscal 2017 which ranges from 0% (if below threshold performance), to 30% (for threshold performance), to 100% (for target performance) and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target and maximum levels, the resulting weighted payment will be adjusted on a linear basis.  Pursuant to the Equity Grant Policy, on March 3, 2017, the Company granted 888,235 Bonus Performance Restricted shares under its 2017 Bonus Plan which represented the total shares that could be earned under the maximum performance level of achievement.  Subsequent grants may be made on July 3 and October 2, 2017 to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees.

The Company also had an annual bonus plan (the “2016 Bonus Plan”) for the fiscal year ended December 31, 2016 ( “Fiscal 2016”), under which certain employees were eligible to receive a bonus with respect to Fiscal 2016, payable 50% in cash and 50% in Bonus Performance Restricted shares based upon the Company’s achievement of Fiscal 2016 Adjusted EBITDA.  Based on the Company’s actual Fiscal 2016 Adjusted EBITDA results, no equity compensation expense was recorded in 2016 related to the 2016 Bonus Plan and all of the outstanding shares forfeited in the three months ended March 31, 2017.

In accordance with ASC 718, equity compensation expense is recorded on shares considered probable of vesting.  Based on the Company’s progress towards its performance goals for Fiscal 2017, a portion of the outstanding Bonus Performance Restricted shares were considered probable of vesting as of March 31, 2017; therefore, equity compensation expense has been recorded related to shares considered probable of vesting.  If the probability of vesting related to these shares changes in a subsequent period, equity compensation expense that would have been recorded over the requisite service period had the shares been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date. Total unrecognized equity compensation expense related to the portion of the Bonus Performance Restricted shares not considered probable of vesting was approximately $7,500 as of March 31, 2017.

Long-Term Incentive Awards

The 2017 Long-Term Incentive Grant is comprised of time-vesting restricted shares (the “Long-Term Incentive Time Restricted shares”) and performance-vesting restricted shares (the “Long-Term Incentive Performance Restricted shares”) (collectively, the “Long-Term Incentive Awards”). The 2017 Long-Term Incentive Grant did not include nonqualified stock options (the “Long-Term Incentive Options”).  Additionally, in order to address the lack of retention value of outstanding equity awards held by certain of the Company’s executives, the Compensation Committee also approved an early grant of the time-vesting restricted shares portion of the 2018 annual equity award in the first quarter of Fiscal 2017 (the “Early 2018 Grant”). Pursuant to the Equity Grant Policy, the Long-Term Incentive Awards related to the 2017 Long-Term Incentive Grant and the time-vesting restricted shares related to the Early 2018 Grant were granted on March 3, 2017.  Subsequent grants under the 2017 Long-Term Incentive Grant may be made on July 3 and October 2, 2017 to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Board had also approved long-term incentive plan grants (the “2016 Long-Term Incentive Grant” and the “2015 Long-Term Incentive Grant”) for Fiscal 2016 and Fiscal 2015, respectively, comprised of Long-Term Incentive Options, Long-Term Incentive Time Restricted shares and Long-Term Incentive Performance Restricted shares to certain of the Company’s management and executive officers.

Long-Term Incentive Time Restricted Shares

For certain executives, the Long-Term Incentive Time Restricted shares granted under the 2017 Long-Term Incentive Grant and the time-vesting restricted shares granted under the Early 2018 Grant vest over five years, with one-third vesting on each of the third, fourth and fifth anniversaries of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these shares is recognized using the straight line method with one-third recognized over the initial three year vesting period and the remaining two-thirds recognized over the remaining vesting period.

For other employees, the Long-Term Incentive Time Restricted shares granted under the 2017 Long-Term Incentive Grant vest over three years, with all of the shares vesting on the third anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these shares is recognized using the straight line method over the three year vesting period.

The Long-Term Incentive Time Restricted shares granted under the 2016 and 2015 Long-Term Incentive Grant vest ratably over four years from the date of grant (25% per year), subject to continued employment through the applicable vesting date. Equity compensation expense for these shares is recognized using the straight line method over the four year vesting period.

Long-Term Incentive Performance Restricted Shares

The Long-Term Incentive Performance Restricted shares granted under the 2017 Long-Term Incentive Plan are expected to vest following the end of the three-year performance period beginning on January 1, 2017 and ending on December 31, 2019 based upon the Company’s achievement of pre-established performance goals with respect to Adjusted EBITDA (weighted at 50%), Total Revenue (weighted at 30%) and Return on Invested Capital (weighted at 20%) for the three-year performance period, as defined by the 2017 Long-Term Incentive Grant. The total number of Long-Term Incentive Performance Restricted shares eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (for at or above maximum performance). For actual performance between the specified threshold, target and maximum levels, the resulting vesting percentage will be adjusted on a linear basis. Pursuant to the Equity Grant Policy, on March 3, 2017, the Company granted 637,289 Long-Term Incentive Performance Restricted shares under its 2017 Long-Term Incentive Plan which represented the total shares that could be earned under the maximum performance level of achievement.  Subsequent grants may be made on July 3 and October 2, 2017 to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees. Equity compensation expense is recognized ratably over the three-year performance period, if the performance condition is probable of being achieved, beginning on the date of grant and through December 31, 2019.  Based on the Company’s progress towards its respective performance goals for Fiscal 2017, a portion of the Long-Term Incentive Performance Restricted shares related to the Fiscal 2017 performance period are considered probable of vesting as of March 31, 2017; therefore, equity compensation expense has been recorded related to shares considered probable of vesting.  If probability of vesting related to these shares changes in a subsequent period, all equity compensation expense related to those shares that would have been recorded over the requisite service period had the shares been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

The Long-Term Incentive Performance Restricted shares granted under the 2016 and 2015 Long-Term Incentive Grant vest following the end of a three-year performance period beginning on January 1 of the fiscal year in which the award was granted and ending on December 31 of the third fiscal year based upon the Company’s achievement of certain performance goals with respect to Adjusted EBITDA for each respective fiscal year performance period. The total number of shares eligible to vest is based on the level of achievement of the Adjusted EBITDA target for each fiscal year in the performance period which ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance) and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target, and maximum levels, the resulting vesting percentage is adjusted on a linear basis. Total shares earned (approximately 33% are eligible to be earned per year), based on the actual performance percentage for each performance year, will vest on the date the Company’s Compensation Committee determines the actual performance percentage for the third fiscal year (the “Determination Date”) in the performance period if the employee has not terminated prior to the last day of such fiscal year. Additionally, all unearned shares will forfeit immediately as of the Determination Date.

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

As of March 31, 2017, the Company had awarded 444,568 Long-Term Incentive Performance Restricted shares, net of forfeitures, under the 2016 and 2015 Long-Term Incentive Plans which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined.  For accounting purposes, the performance goals for the respective performance periods must be established for a grant date to be determined.  As such, since the performance goal for Fiscal 2017 was established in the first quarter of 2017, for accounting purposes, 148,190 of the Long-Term Incentive Performance Restricted shares awarded under the 2016 and 2015 Long-Term Incentive Plans, net of forfeitures, have a grant date in 2017.  As of March 31, 2017, 117,076 Long-Term Incentive Performance Restricted shares, net of forfeitures, which were awarded under the 2016 Long-Term Incentive Plan relate to the fiscal year ending December 31, 2018 (“Fiscal 2018”) performance period.  The performance target for the Fiscal 2018 performance period has not yet been set and will be determined by the Compensation Committee during the first quarter of 2019, at which time, for accounting purposes, the grant date and respective grant-date fair value will be determined for these shares.

Based on the Company’s Adjusted EBITDA for Fiscal 2016 and 2015, the threshold performance level for Fiscal 2016 and the maximum performance level for Fiscal 2015 was not met; as such all of the Long-Term Incentive Performance Restricted shares related to Fiscal 2016 and a portion related to Fiscal 2015 are not considered probable of vesting as of March 31, 2017 and are expected to forfeit on their respective Determination Date.

Total unrecognized equity compensation expense for all outstanding Long-Term Incentive Performance Restricted shares for shares not probable of vesting was $10,400 as of March 31, 2017.  Total unrecognized equity compensation expense related to the Fiscal 2018 performance period has not been determined as the grant date and grant-date fair value for these awards have not yet occurred for accounting purposes, as such no expense was recorded related to this performance period.

Long-Term Incentive Options

The Long-Term Incentive Options granted under the 2016 and 2015 Long-Term Incentive Grant vest ratably over four years from the date of grant (25% per year), subject to continued employment through the applicable vesting date and will expire 10 years from the date of grant or earlier if the employee’s service terminates. The options have an exercise price per share equal to the closing price of the Company’s common stock on the date of grant. Equity compensation expense is recognized using the straight line method for each tranche over the four year vesting period.

Other

2.25x and 2.75x Performance Restricted Shares and Equity Plan Modification

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The 2.75x Performance Restricted shares will vest if the employee is employed by the Company when and if such investment funds affiliated with Blackstone receive cash proceeds (not subject to any clawback, indemnity or similar contractual obligation) in respect of their Partnerships units equal to (x) a 15% annualized effective compounded return rate on such funds’ investment and (y) a 2.75x multiple on such funds’ investment. As receipt of these future cash proceeds will be primarily related to a liquidity event, such as secondary offerings of stock or additional dividends paid to such funds, the 2.75x Performance Restricted shares are not considered probable of vesting until such events are consummated.  The additional future cash proceeds necessary to trigger the vesting of the 2.75x Performance Restricted shares under the terms of the original award is approximately $421,000 as of March 31, 2017. No equity compensation expense has been recorded during the three months ended March 31, 2017 and 2016 related to the 2.75x Performance Restricted shares as their vesting was not considered probable.

Subsequent to March 31, 2017, in connection with the Sale as discussed in Note 1–Description of the Business and Basis of Presentation, the Board approved a modification to the vesting conditions for the 2.75x Performance Restricted shares for certain plan participants in order to compensate existing management for substantially delivering on performance targets required under the terms of the 2.75x Performance Restricted shares.  Based on the modification terms, 60% of the outstanding 2.75x Performance Restricted shares held by certain plan participants of the Company would vest on the closing of the Sale, subject to continued service through such date.  As the Sale closed on May 8, 2017, the related shares vested in accordance with the modification terms on such date.  The Board considered that while these 2.75x Performance Restricted shares were not otherwise expected to vest because the Sale proceeds  paid at closing did not satisfy the cumulative 2.75x return multiple required on Seller’s invested capital, the Sale resulted in a cumulative return multiple on Seller’s invested capital of 2.67x, or 97% of targeted return. In addition, the required internal rate of return vesting condition of 15% was significantly exceeded as a result of the Sale.

Under the terms of the Stock Purchase Agreement, if in certain circumstances the Buyer acquires a majority of the Company’s then outstanding common shares prior to the one-year anniversary of the closing of the Sale, then the Buyer is required as a condition to the closing of the acquisition that results in such majority ownership, to pay to the Seller, in respect of each share of common stock sold to the Buyer at the closing of the Sale, the excess, if any, of the highest price per share paid by the Buyer for shares of the Company’s common stock over $23.00 (the “Additional Payment”).   As such, any outstanding unvested 2.75x Performance Restricted shares will not forfeit until the end of such one-year period.

In exchange for the Company modifying the 2.75x Performance Restricted shares to vest 60%, eight of the Company’s senior executives and the Company’s Chairman of the Board, individually agreed to forfeit the remaining 40% of their outstanding 2.75x Performance Restricted shares. In addition, in accordance with his Separation and Consulting Agreement which contractually obligates the Company to apply any modifications to his outstanding 2.75x Performance Restricted shares, the Company’s former President and Chief Executive Officer, also vested in 60% of his 2.75x Performance Restricted shares and forfeited the other 40%.  For all other plan participants, any remaining unvested 2.75x Performance Restricted shares will continue to be eligible to vest in accordance with their terms if Seller receives an Additional Payment from the Buyer sufficient to satisfy the 2.75x cumulative return multiple in the twelve month period following the closing of the Sale.

The Sale was considered a liquidity event and was subject to customary closing conditions (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act).  As the modification discussed above was based on a liquidity event, for accounting purposes, the 2.75x Performance Restricted shares were not considered probable of vesting until such time the Sale was consummated.  In accordance with the guidance in ASC 718, Compensation-Stock Compensation, as the 2.75x Performance Restricted shares were not considered probable of vesting before or after the date of modification, the Company will use the respective modification date fair value to record equity compensation expenses related to the modified shares when the liquidity event occurred. As a result, the Company will recognize non-cash equity compensation expense of approximately $8,400 upon closing of the Sale in the second quarter of 2017. The Company also expects to pay cash accumulated dividends of approximately $1,300 related to the vesting event.

12. STOCKHOLDERS’ EQUITY

As of March 31, 2017, 91,948,412 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which excludes 5,337,118 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Dividends

Prior to September 19, 2016, the Board had a policy to pay, subject to legally available funds, regular quarterly dividends.  The payment and timing of cash dividends was within the discretion of the Board and depended on many factors, including, but not limited to, the Company’s results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in its debt agreements and in any preferred stock, business prospects and other factors that the Board deemed relevant.  On September 19, 2016, the Board suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, share repurchases, investments in new attractions or debt repayments.

During the three months ended March 31, 2016, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
January 15, 2016	January 22, 2016	$0.21
March 14, 2016 (a)	April 1, 2016	$0.21
(a)

As the Company had an accumulated deficit at the time these dividends were declared, these dividends were accounted for as a return of capital and recorded as a reduction to additional paid-in capital in the accompanying unaudited condensed consolidated statement of changes in stockholders’ equity.

 As of March 31, 2017, the Company had $815 of cash dividends recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet which relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares carry dividend rights and therefore the dividends will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.

Accumulated dividends on the 2.75x Performance Restricted shares are approximately $3,600 and will be paid only if and to the extent these 2.75x Performance Restricted shares vest in accordance with their terms.  As discussed in Note 11–Equity-Based Compensation, the Company will pay cash accumulated dividends of approximately $1,300 in the second quarter of 2017 related to the modified 2.75x Performance Restricted shares which vested on the close of the Sale on May 8, 2017.  The remaining unvested 2.75x Performance Restricted shares are eligible to vest in accordance with their terms in the twelve month period following the closing of the Sale. As such, the Company did not record a dividend payable as of March 31, 2017 since the performance conditions on the 2.75x Performance Shares were based on a liquidity event and were not considered probable as of March 31, 2017.

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

The Company has remaining authorization for up to $190,000 for future repurchases under the Share Repurchase Program as of March 31, 2017. There were no share repurchases during the three months ended March 31, 2017.

Other

On March 24, 2017, the Company announced that an affiliate of ZHG Group entered into an agreement to acquire approximately 21% of the outstanding shares of common stock of the Company from Seller, pursuant to a Stock Purchase Agreement. On May 8, 2017, upon closing of the Sale, ZHG paid Seller $23.00 per share for the Company’s common stock acquired by ZHG in accordance with the terms of the Stock Purchase Agreement. The Company is not a party to the Stock Purchase Agreement, has no obligations thereunder and did not independently verify any arrangements between Seller and ZHG, but is a party to certain other agreements, a Park Exclusivity and Concept Design Agreement and a Center Concept & Preliminary Design Support Agreement, entered into in connection with the Sale (see Note 1–Description of Business and Basis of Presentation and Note 9–Related-Party Transactions).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

13. RESTRUCTURING PROGRAM

In December 2016, the Company committed to and implemented a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2016 Restructuring Program”). The 2016 Restructuring Program involved the elimination of approximately 320 positions across all of the Company’s theme parks and corporate headquarters. As a result, the Company recorded $8,904 in pre-tax restructuring and other related costs associated with the 2016 Restructuring Program during the three months ended December 31, 2016. The Company does not expect to incur any additional costs associated with the 2016 Restructuring Program as all continuing service obligations were completed as of December 31, 2016.

The 2016 Restructuring Program activity for the three months ended March 31, 2017 was as follows:

Severance and Other Employment Expenses
Liability as of December 31, 2016	$7,842
Reduction in estimated expenses	(572)
Payments made	(6,489)
Liability as of March 31, 2017	$781

The remaining liability as of March 31, 2017 relates to restructuring and other related costs to be paid as contractually obligated by December 31, 2017 and is included in accrued salaries, wages and benefits in the accompanying unaudited condensed consolidated balance sheet.

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

During the three months ended March 31, 2017, we hosted approximately 2.8 million guests in our theme parks, including approximately 0.4 million international guests, generated total revenues of $186.4 million and reported a net loss of $61.1 million.

We have entered into the second year of our three-year, five-point plan to stabilize our business to drive sustainable growth. This strategic plan encompasses five key points which include (i) providing experiences that matter; (ii) delivering distinct guest experiences that are fun and meaningful; (iii) pursuing organic and strategic revenue growth; (iv) addressing the challenges we face; and (v) financial discipline. The plan is intended to build on our strong business fundamentals by evolving the guest experience to align with consumer preferences for experiences that matter. Through family entertainment and distinct experiences and attractions, we provide our guests an opportunity to explore and to learn more about the natural world and the plight of animals in the wild, to be inspired and to act to make a better world.  The plan includes a new approach to in-park activities as well as “turning parks inside out” by taking our guests behind the scenes to provide a better understanding of our veterinary care and animal rescue operations. Other elements of the plan include implementing a simplified pricing model, targeted capital investments in new attractions across our parks, and an ongoing focus on cost control as part of a larger commitment to overall financial discipline. Additionally, our resort strategy will include evaluating opportunities which could include purchasing or developing resort properties in or near some of our parks.  We have also entered into a partnership with Miral Asset Management LLC (“Miral”) to develop SeaWorld Abu Dhabi and entered into agreements with Zhonghong Holding Co., Ltd. (“Zhonghong Holding”) to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (see the “International Development Strategy” section which follows).

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 62% of our total revenue for both the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, we reported $41.01 in admission per capita, representing a decrease of 1.2% from the prior year quarter.  Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day or annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing which on average is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For both the three months ended March 31, 2017 and 2016, food, merchandise and other revenue accounted for approximately 38% of our total revenue.  For the three months ended March 31, 2017, we reported $25.40 of in-park per capita spending, an increase of 0.5% from the three months ended March 31, 2016.  In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, passholders, domestic or international guests) and the mix of in-park spending.  As an example, international guests tend to drive higher in-park per capita spending when compared to other guests.  See further discussion in the “Results of Operations” section which follows.

Trends Affecting Our Results of Operations

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation.  Adverse publicity concerning our business generally could harm our brands, reputation and results of operations.  The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity.  Our SeaWorld-branded parks have been the target of negative media attention concerning the killer whales – or orcas – in our care, particularly in the state of California, and we believe we experienced demand pressures in 2014 and 2015 in California due to such media attention.  We introduced a number of initiatives, including new marketing and reputation campaigns to address public perceptions, share facts and correct misinformation.  We believe our efforts have had a positive impact on public perceptions and on our reputation as we saw improvement in our attendance and revenue trends in California in 2016.

In March 2016, we announced that we have ended all orca breeding and the orcas currently in our care will be the last generation of orcas at SeaWorld (the “Orca Announcement”).  We also announced that we will introduce new, inspiring, natural orca encounters and phase out our current theatrical shows, as part of our ongoing commitment to education, marine science research, and rescue of marine animals. These programs will focus on orca enrichment, exercise, and overall health. This change began in our SeaWorld San Diego park in 2017, and will be at all three SeaWorld parks by 2019.  In conjunction with the Orca Announcement, the orca habitat expansion we previously disclosed (the “Blue World Project”), as originally designed and planned, will not move forward and we will spend significantly less capital than the originally proposed Blue World Project.  The “new” SeaWorld will maintain our unique value proposition of providing experiences that matter, and inspiring guests to protect animals and the wild wonders of our world.  We have implemented an integrated marketing plan designed to attract new and repeat guests to the “new” SeaWorld with its unique blend of compelling animal experiences and new rides and attractions for the whole family.

In January 2017, as part of the transition from theatrical orca shows to the new Orca Encounter, SeaWorld San Diego ended its One Ocean show so that the facility could be modified for a planned opening of the new Orca Encounter in the summer of 2017.  We have seen a decline in attendance at this park during this transition which we believe results largely from a lack of new content during the interim period. To address this softness, we have launched a new “All Day Orca Play” campaign and accelerated a weekday and weekend ticket promotion and a targeted media campaign in the California market.  We expect these initiatives will help address the transition period between the One Ocean show and the launch of significant new offerings for the San Diego park this summer, one of the largest new attraction years for this park in its history.

Total attendance declined in the first quarter of 2017 by approximately 491,000 guests, or 14.9% compared to the first quarter of 2016, primarily due to a shift in the timing of the Easter holiday into the second quarter of 2017, which also impacted the timing of spring break for a number of schools from our key source markets. Attendance was also impacted, to a lesser extent, by a decline at our SeaWorld San Diego park as discussed above.  Latin America attendance for the first quarter of 2017 declined by approximately 24,000 guests compared to the first quarter of 2016.

We have experienced a decline in international attendance from historical levels due partly to the strengthening of the U.S. dollar against a variety of foreign currencies.  Most of the international shortfall has come from Brazil, which is facing political instability and an economic recession.  The decline from Latin America that we experienced in the first quarter of 2016 (down 32% from the first quarter of 2015) accelerated during the second quarter of 2016 (down 47% from the second quarter of 2015) but has abated in recent quarters (third and fourth quarter of 2016, down 28% and 23%, respectively, and down 11% in the first quarter of 2017 from the respective prior year quarters).   Fluctuations in foreign currency exchange rates impact our business due to the effect a strong dollar has on international tourist spending. To manage this impact going forward, we modified our international marketing to reflect more appropriate ticket offers in light of the foreign currency exchange rate pressures and we shifted portions of our marketing spend from Latin America to domestic markets.

The June 2016 announcement of the Referendum of the United Kingdom's Membership of the European Union (referred to as Brexit) has introduced additional volatility and uncertainty in global stock markets and currency exchange rates which could also have an impact on our future international attendance from the United Kingdom in particular. So far in 2017, we have seen a slight decline in attendance from the United Kingdom; however, historically, attendance from the United Kingdom represents approximately 5% of our total annual attendance.

Looking ahead to the remainder of 2017, we have introduced strategic season pass promotions and other ticket offers, expanded on our special events and announced an extensive 2017 new line-up of attractions, shows and events. We expect 2017 to be one of the largest new attraction years in our more than 50 year history. We are also working with a leading consulting firm in an effort to enhance our pricing capabilities and capitalize on what we believe are meaningful total revenue per capita opportunities. We plan to work together on revenue enhancement and pricing with a goal of increasing our total revenue per capita.

Our success depends on our ability to grow our business, in part through targeted capital investments to improve our existing theme parks, rides, attractions and shows. Our growth and innovation strategies require significant commitments of management resources and capital investments designed to improve guest satisfaction and generate returns. As a result, we make annual investments to support and improve our existing theme park facilities and attractions. Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue, and increase our guests’ length of stay. As mentioned above, we are investing in capital spending on new attractions for 2017, which includes a virtual reality experience in Orlando, a new realm and orca presentation in San Diego and new roller coasters in both Williamsburg and San Antonio.

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

On October 8, 2015, the California Coastal Commission approved the Blue World Project in San Diego, but attached certain conditions to its approval. Those conditions included, among other things, a prohibition against breeding orcas or transporting orcas to or from the habitat. On December 29, 2015, we filed a lawsuit against the California Coastal Commission on the grounds that the California Coastal Commission decision was outside the scope of its authority in imposing such conditions because it does not have jurisdiction over orcas, which are regulated under federal law.  As a result of the Orca Announcement, on April 18, 2016, we sent a letter to the California Coastal Commission requesting to formally withdraw our coastal development permit application for the Blue World Project habitat and discuss dismissal of the pending litigation since our legal challenge to the proposed conditions is no longer warranted. On July 27, 2016, we filed a request for dismissal to dismiss our lawsuit against the California Coastal Commission.  On October 17, 2016, we sent a letter to the California Coastal Commission objecting to the approval of the proposed revised findings for the Blue World Project.  We stated that the adoption of the revised findings was not warranted or needed because of the Orca Announcement and recent changes in California law.  On November 4, 2016, the California Coastal Commission voted in the affirmative to reverse findings on the Blue World Project.

On November 16, 2015, Representative Adam Schiff (D-CA) introduced the Orca Responsibility and Care Advancement Act (the “ORCA Act”) and reintroduced the ORCA Act on March 23, 2017. The reintroduced bill has been referred to the House Natural Resources and Agriculture Committees. It is unclear whether this reintroduced bill will be enacted into law, but if enacted, this bill would amend the Marine Mammal Protection Act of 1972 and the Animal Welfare Act to prohibit the breeding, the taking (wild capture), and the import or export of orcas for the purposes of public display.  The reintroduced bill would prohibit the transport of orcas from one park to another but does allow for transport to a “marine mammal sanctuary” and attempts to officially define the term “sanctuary” in law.

On April 5, 2016, following the Orca Announcement, a California lawmaker reintroduced the California Orca Protection Act which is a bill that he originally proposed in March 2014.  The bill proposed in 2014 would have ended all captive breeding and display of orcas in California.  Additionally, that bill would have required that all orcas in California be retired to sea pens and/or sanctuaries. That bill was referred to interim study after its first public hearing in 2014. The reintroduced bill proposed in April 2016 seeks to primarily codify the Orca Announcement in California.  On August 26, 2016, this bill was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. As discussed above, the new orca programs we are developing will be consistent with these standards and begin in our San Diego park in 2017 and with our other SeaWorld parks following by 2019.  On November 4, 2016, the California Coastal Commission granted approval to permit the renovation of the existing backdrop at the orca habitat at our San Diego park.  This approval allows us to continue to develop our new orca program in our San Diego park.

On February 8, 2016, the San Diego City Council decided to put a proposal on the June 7, 2016 primary ballot for voters to decide whether the city of San Diego should have a higher minimum wage than the $10 per hour required by the State of California. The proposal was approved by San Diego voters and, beginning on July 11, 2016, the city’s minimum wage was increased to $10.50 and was increased again to $11.50 on January 1, 2017. Two years later in January 2019, annual increases to the San Diego minimum wage based on the consumer price index will start to be implemented. For a discussion of certain risks associated with the San Diego minimum wage increases, see “Risk Factors” in our Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

For a discussion of certain risks associated with federal and state regulations governing the treatment of animals, see “Risk Factors” in our Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.”

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

In December 2016, we announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island (the “Middle East Project”). As part of this partnership, we are providing certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses.

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

SeaWorld Abu Dhabi will be the first new SeaWorld theme park without orcas, and will integrate up-close animal experiences, mega attractions and a world class aquarium, bringing the latest technology in visitor engagement. SeaWorld Abu Dhabi is expected to open by 2022. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stage.

On March 24, 2017, we announced that an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”) entered into an agreement to acquire approximately 21% of the outstanding shares of common stock of the Company (the “Sale”) from affiliates of The Blackstone Group L.P. (“Seller”), pursuant to a Stock Purchase Agreement between ZHG and Seller (the “Stock Purchase Agreement”).  The Sale closed on May 8, 2017.  Also on March 24, 2017, we entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept & Preliminary Design Support Agreement (the “CDSA”) with Zhonghong Holding, an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). Under the terms of the ECDA, we will work with Zhonghong Holding and a top theme park design company, to create and produce concept designs and development analysis for theme parks, water parks and interactive parks in the Territory. Under the terms of the CDSA, we will provide guidance, support, input, and expertise relating to the initial strategic planning, concept and preliminary design of Zhonghong Holding’s family entertainment and other similar centers.

For a discussion of certain risks associated with our international development strategy, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC, and in Part II, Item 1A. “Risk Factors” in this report.

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

Following a fundamental review of our cost structure, we are executing a comprehensive cost optimization program that is expected to reduce costs by approximately $65.0 million, with a targeted $40.0 million in net savings by the end of 2018. As part of this program, in December 2016, we committed to and implemented a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve operations (the “2016 Restructuring Program”). The 2016 Restructuring Program involved the elimination of approximately 320 positions by the end of the fourth quarter of fiscal year 2016 across our theme parks and our headquarters. See Note 13–Restructuring Program to our unaudited condensed consolidated financial statements for further details.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended March 31, 2017 and 2016. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table presents key operating and financial information for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,		Variance
	2017	2016	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$115,089	$136,926	$(21,837)	(15.9%)
Food, merchandise and other	71,268	83,315	(12,047)	(14.5%)
Total revenues	186,357	220,241	(33,884)	(15.4%)
Costs and expenses:
Cost of food, merchandise and other revenues	14,483	17,001	(2,518)	(14.8%)
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $936 and $9,340 for the three months ended March 31, 2017 and 2016, respectively)	157,324	180,293	(22,969)	(12.7%)
Selling, general and administrative (includes equity compensation of $3,178 and $20,250 for the three months ended March 31, 2017 and 2016, respectively)	52,418	67,354	(14,936)	(22.2%)
Restructuring and other related costs	—	112	(112)	(100.0%)
Depreciation and amortization	38,867	75,048	(36,181)	(48.2%)
Total costs and expenses	263,092	339,808	(76,716)	(22.6%)
Operating loss	(76,735)	(119,567)	42,832	35.8%
Other income, net	(86)	(142)	56	39.4%
Interest expense	18,261	14,581	3,680	25.2%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,020	—	8,020	ND
Loss before income taxes	(102,930)	(134,006)	31,076	23.2%
Benefit from income taxes	(41,801)	(49,957)	8,156	16.3%
Net Loss	$(61,129)	$(84,049)	$22,920	27.3%
Other data:
Attendance	2,806	3,297	(491)	(14.9%)
Total revenue per capita	$66.41	$66.80	$(0.39)	(0.6%)

ND-Not determinable.

Admissions revenue. Admissions revenue for the three months ended March 31, 2017 decreased $21.8 million, or 15.9%, to $115.1 million as compared to $136.9 million for the three months ended March 31, 2016. The decrease in admissions revenue was primarily a result of a decline in attendance of approximately 491,000 guests, or 14.9%, largely due to a shift in the timing of the Easter holiday into the second quarter of 2017, which also impacted the timing of spring break for a number of schools from our key source markets.

Attendance was also impacted, to a lesser extent, by a decline at our SeaWorld San Diego park where the One Ocean show ended in January so that the facility could be modified for the new Orca Encounter this summer.  We believe the decline in attendance during this transition largely results from a lack of new content during the interim period.  Admission per capita decreased by 1.2% to $41.01 for the first quarter of 2017 compared to $41.53 in the prior year quarter.  The decline primarily results from the unfavorable timing of Easter which caused some of our international and domestic attendance to shift from the first quarter to the second quarter of 2017.  Admission per capita also declined due to increased utilization of season pass products and associated free promotional ticket offerings when compared to the first quarter of 2016.  These factors were partially offset by price increases in our admission products.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2017 decreased $12.0 million, or 14.5%, to $71.3 million as compared to $83.3 million for the three months ended March 31, 2016. The decrease primarily relates to the decline in attendance, offset marginally by an increase in in-park per capita spending.  In-park per capita spending increased slightly by 0.5% to $25.40 in the first quarter of 2017 compared to $25.27 in the first quarter of 2016.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2017 decreased $2.5 million, or 14.8%, to $14.5 million as compared to $17.0 million for the three months ended March 31, 2016.  The decrease primarily relates to the decline in attendance.  These costs represent 20.3% and 20.4% of the related revenue earned for the three months ended March 31, 2017 and 2016, respectively.

Operating expenses. Operating expenses for the three months ended March 31, 2017 decreased $23.0 million, or 12.7%, to $157.3 million as compared to $180.3 million for the three months ended March 31, 2016.  The decrease primarily relates to a decline in equity compensation expense and a decrease in asset write-offs when compared to the first quarter of 2016.  The prior year quarter included incremental equity compensation expense of $9.0 million associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 and $6.4 million in asset write-offs associated with the canceled Blue World Project (see Note 11–Equity-Based Compensation and Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements). Operating expenses also decreased in the three months ended March 31, 2017 due to cost savings initiatives which included a reduction in headcount resulting from the 2016 Restructuring Program along with a decrease in direct labor costs driven by the decline in volume for the quarter.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2017 decreased $14.9 million, or 22.2%, to $52.4 million as compared to $67.4 million for the three months ended March 31, 2016.  The decrease primarily relates to a decline in equity compensation expense largely related to $18.5 million of incremental expense in the first quarter of 2016 associated with the 2.25x Performance Restricted shares which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements).  This decrease was partially offset by an increase in marketing costs due to the timing of advertising promotions versus the prior year period.

Restructuring and other related costs. Restructuring and other related costs for the three months ended March 31, 2016 represent severance associated with certain positions that were eliminated in the first quarter of 2016.  During the three months ended March 31, 2017, there were no additional restructuring and other related costs associated with the 2016 Restructuring Program.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2017 decreased $36.2 million, or 48.2%, to $38.9 million as compared to $75.0 million for the three months ended March 31, 2016. The decrease is primarily related to $33.7 million in accelerated deprecation incurred in the first quarter of 2016 due to the disposal of deep-water lifting floors from our orca habitats (see Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements).  The remaining decrease relates to the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the three months ended March 31, 2017 increased $3.7 million, or 25.2%, to $18.3 million as compared to $14.6 million for the three months ended March 31, 2016. The increase primarily relates to the impact of interest rate swap agreements which became effective in September of 2016. These interest rate swap agreements effectively fixed the interest rate at 2.45% on $1.0 billion of variable-rate long-term debt.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $8.0 million for the three months ended March 31, 2017 primarily relates to a write-off of discounts and debt issuance costs resulting from Amendment 8 to our Senior Secured Credit Facilities entered into on March 31, 2017.  See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Benefit from income taxes. Benefit from income taxes in the three months ended March 31, 2017 was $41.8 million compared to $50.0 million for the three months ended March 31, 2016. Our consolidated effective tax rate was 40.6% for the three months ended March 31, 2017 compared to 37.3% for the three months ended March 31, 2016.  The effective tax rate increased primarily due to a one-time permanent charge in 2016 related to equity-based compensation which reduced the overall tax benefit and effective tax rate.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), common stock dividends and share repurchases. As of March 31, 2017, we had a working capital deficit of approximately $231.8 million. Partially as a result of the seasonal nature of our business, we typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

Dividends

Prior to September 19, 2016, the Board had a policy to pay, subject to legally available funds, a regular quarterly dividend.  The payment and timing of cash dividends was within the discretion of the Board and depended on many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deemed relevant.  In September 2016, the Board suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long-term returns to shareholders such as, but not limited to, share repurchases, investments in new attractions or debt repayments.

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

Pursuant to the Share Repurchase Program, we have approximately up to $190.0 million authorized and available for future repurchases as of March 31, 2017. There were no share repurchases during the three months ended March 31, 2017.  See Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details.

Other

As of March 31, 2017 the Company has five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; and mature on May 14, 2020. See Note 6–Long-Term Debt and Note 7–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements for further details.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our revolving credit facility will be adequate to meet the capital expenditures and working capital requirements of our operations for at least the next 12 months.

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$5,692	$32,231
Net cash used in investing activities	(57,803)	(47,502)
Net cash provided by financing activities	16,370	37,792
Net (decrease) increase in cash and cash equivalents	$(35,741)	$22,521

Cash Flows from Operating Activities

Net cash provided by operating activities was $5.7 million during the three months ended March 31, 2017 as compared to $32.2 million during the three months ended March 31, 2016.  The change in net cash provided by operating activities was primarily impacted by a decline in revenue partially offset by a decrease in expenses.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the three months ended March 31, 2017 consisted primarily of capital expenditures of $56.9 million largely related to future attractions.

Net cash used in investing activities during the three months ended March 31, 2016 consisted primarily of $47.8 million of capital expenditures largely related to attractions that opened in 2016. The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2017 results primarily from net draws of $40.6 million on our revolving credit facility, partially offset by $15.4 million of debt issuance costs paid in connection with Amendment No. 8 to our Senior Secured Credit Facilities, as defined below, and net repayments on long-term debt of $8.0 million. See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Net cash used in financing activities during the three months ended March 31, 2016 was primarily attributable to $60.0 million in proceeds from borrowings on our revolving credit facility due to the seasonal nature of our business, offset by $17.7 million in cash dividends paid to common stockholders and $4.2 million paid on our Term B-2 and Term B-3 Loans under the Senior Secured Credit Facilities, as defined below.

Our Indebtedness

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under our senior secured credit facilities (the “Senior Secured Credit Facilities”) pursuant to a credit agreement dated as of December 1, 2009, by and among SEA, as borrower, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender and the other agents and lenders party thereto, as the same may be amended, restated, supplemented or modified from time to time. On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment”), to the existing Senior Secured Credit Facilities.

In connection with the Amendment, SEA borrowed $998.3 million of additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-3 Loans, with a principal amount equal to $244.7 million, and a portion of the then outstanding principal of the Term B-2 Loans, with a principal amount equal to $753.6 million, and pay other fees, costs and expenses in connection with the Amendment and related transactions. Additionally, pursuant to the Amendment, SEA terminated the existing revolving credit commitments (the “Terminated Revolving Credit Facility”) and replaced them with a new tranche with an aggregate commitment amount of $210.0 million (the “New Revolving Credit Facility”).  In connection with the Amendment, SEA recorded discounts and debt issuance costs of approximately $5.0 million. Additionally, SEA wrote-off debt issuance costs of approximately $8.0 million, which is included in the accompanying unaudited condensed consolidated statements of comprehensive loss as loss on extinguishment of debt and write-off of discounts and debt issuances costs during the three months ended March 31, 2017.

As of March 31, 2017, our Senior Secured Credit Facilities consisted of $567.3 million in Term B-2 Loans which will mature on May 14, 2020 and $998.3 million in Term B-5 Loans which will mature on March 31, 2024 along with a $210.0 million senior secured New Revolving Credit Facility, of which $65.0 million was outstanding as of March 31, 2017.  The New Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50.0 million and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans with an aggregate principal amount greater than $50.0 million.  Subsequent to March 31, 2017, SEA repaid $30.0 million on the New Revolving Credit Facility.  As of March 31, 2017, SEA had approximately $19.0 million of outstanding letters of credit, leaving approximately $126.0 million available for borrowing.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning our long-term debt.

Covenant Compliance

The credit agreement governing the Senior Secured Credit Facilities provides for certain events of default which, if any of them were to occur, would permit or require the principal of and accrued interest, if any, on the loans under the Senior Secured Credit Facilities to become or be declared due and payable (subject, in some cases, to specified grace periods).

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

The Senior Secured Credit Facilities defines “Adjusted EBITDA” as net income before interest expense, income tax expense, depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the Senior Secured Credit Facilities.  Adjusted EBITDA is consistent with our reported Adjusted EBITDA.

On March 31, 2017, the Amendment amended the definition of Adjusted EBITDA to (i) increase the cap on add-backs to Adjusted EBITDA for severance costs and other restructuring charges from $10.0 million in any period of four consecutive fiscal quarters to $15.0 million in any fiscal year and (ii) remove the $30.0 million aggregate cap for add-backs to Adjusted EBITDA for cost savings and other synergies in connection with initiatives that do not result from acquisitions or dispositions.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of March 31, 2017, the total leverage ratio as calculated under the Senior Secured Credit Facilities was 5.20 to 1.00, which results in a $25.0 million capacity for restricted payments in the year ending December 31, 2017.  The total net leverage ratio calculation is based on financial data for the twelve month period ended March 31, 2017, which does not include any Easter holiday and the related spring break benefit.  The amount available for share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements.

As of March 31, 2017, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

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

The following table reconciles Adjusted EBITDA to net loss for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited, in thousands)
Net loss	$(61,129)	$(84,049)
Benefit from income taxes	(41,801)	(49,957)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	8,020	—
Interest expense	18,261	14,581
Depreciation and amortization	38,867	75,048
Equity-based compensation expense (b)	4,114	29,590
Other non-cash expenses (c)	217	6,503
Other business optimization costs (d)	2,117	874
Other adjusting items (e)	971	1,403
Other items (f)	—	64
Adjusted EBITDA	$(30,363)	$(5,943)

(a)

Reflects primarily the write-off of $8.0 million in debt issuance costs incurred on the Term B-5 Loans during the three months ended March 31, 2017. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

(b)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation and includes $27.5 million in the three months ended March 31, 2016 associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).

(c)

Reflects non-cash expenses related to miscellaneous asset write-offs, including $6.4 million in the three months ended March 31, 2016 associated with the canceled Blue World Project, and non-cash losses on derivatives.

(d)

Reflects business optimization and other strategic initiative costs primarily composed of $1.7 million of third party consulting costs incurred in the three months ended March 31, 2017. Also, as a result of changes to our Adjusted EBITDA covenant calculations from Amendment No. 8 to our Senior Secured Credit Facilities, for the three months ended March 31, 2017, also includes a net $0.4 million of separation costs for certain positions eliminated not related to a formal restructuring program or cost saving initiative. For the three months ended March 31, 2016, reflects business optimization costs incurred primarily related to $0.4 million of restructuring and related costs associated with severance and other employment expenses for certain positions eliminated in the first quarter of 2016 as a result of cost savings initiatives and $0.5 million of third party consulting costs.

(e)

Reflects costs incurred of $0.9 million and $1.4 million related to product and intellectual property development for the three months ended March 31, 2017 and 2016, respectively, and less than $0.1 million of state franchise taxes paid in the three months ended March 31, 2017 and 2016.

(f)

Reflects the impact of certain items which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. The credit agreement allows these items to be excluded on an after-tax basis only, and accordingly, these items are presented net of related taxes of less than $0.1 million in the three months ended March 31, 2016.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K other than the long-term debt, interest obligations and other contractual obligations pursuant to Amendment No. 8 to our Senior Secured Credit Facilities entered into on March 31, 2017. As a result of these changes, our long-term debt obligations as of March 31, 2017, not including any possible prepayments are as follows for the less than one year, 1-3 year, and 3-5 year periods, and over 5 years, respectively (in thousands): $91,500; $47,414; $543,315; and $948,390. Our estimated future interest payments for our Senior Secured Credit Facilities based on interest rates in effect at March 31, 2017 are as follows for the less than one year, 1-3 year, 3-5 year periods, and over 5 years, respectively (in thousands): $61,736; $104,346; $59,471; and $56,379. Interest obligations also include letter of credit and commitment fees for the used and unused portions of our New Revolving Credit Facility. See Note 6-Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These critical accounting policies include property and equipment, impairment of long-lived assets, goodwill and other indefinite-lived intangible assets, accounting for income taxes, self-insurance reserves, and revenue recognition. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on March 1, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

Recently Issued Financial Accounting Standards

Refer to Note 2–Recent Accounting Pronouncements in our notes to the unaudited condensed consolidated financial statements for further details.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $10.8 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at March 31, 2017, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $565.6 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $6.1 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on March 1, 2017, except as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Affiliates of ZHG Group will be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

As Blackstone completed its sale of our common stock to ZHG Group on May 8, 2017, affiliates of ZHG Group beneficially own approximately 21% of our common stock as of such date and have the ability to elect members of our Board of Directors as described in our Current Report on Form 8-K filed on March 24, 2017.  Thus, for so long as ZHG Group continues to own specified percentages of our stock, ZHG Group will be able to influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, during that period of time, ZHG Group will have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as ZHG Group continues to own a significant percentage of our stock, ZHG Group may be able to influence whether or not a change of control of our company or a change in the composition of our Board of Directors occurs. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

ZHG Group and its respective affiliates engage in a broad spectrum of activities, including investments in the real estate, leisure, culture, and tourism industries. In the ordinary course of their business activities, ZHG Group and its respective affiliates may engage in activities where their interests conflict with ours or those of our stockholders. For example, the ZHG Group recently acquired Abercrombie & Kent, Group of Companies, S.A., a major international luxury and adventure tour operator. Under the Company’s stockholders agreement with ZHG Group, the Company agreed to renounce any interest or expectancy, or right to be offered an opportunity to participate in, any business opportunity or corporate opportunity presented to ZHG Group or its affiliates. ZHG Group also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, ZHG Group may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their respective investments, even though such transactions might involve risks to you.

We may not realize the benefits of acquisitions or other strategic initiatives.

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. For example, on December 13, 2016, we announced our partnership with Miral Asset Management LLC (the “Miral Partnership”) to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island. In addition, on March 24, 2017, we entered into a Park Exclusivity and Concept Design Agreement (“ECDA”) and a Center Concept & Preliminary Design Support Agreement (“CDSA”) with an affiliated of ZHG Group to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau. There is no assurance that the Miral Partnership or any other expansion effort for our business, including without limitation the ECDA and the CDSA, will be successful. Any international transactions and partnerships are subject to additional risks, including foreign and U.S. regulations on the import and export of animals, the impact of economic fluctuations in economies outside of the United States, difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences, as well as political instability and lesser degree of legal protection in certain jurisdictions, currency exchange fluctuations and potentially adverse tax consequences of overseas operations. In addition, the success of any acquisitions depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the first quarter of 2017.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2017	January 31, 2017	123	$18.93	—	$190,000,035
February 1, 2017	February 28, 2017	2,492	$19.21	—	190,000,035
March 1, 2017	March 31, 2017	37,423	$18.65	—	190,000,035
		40,038		—	$190,000,035

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Director Changes

On May 8, 2017, in connection with the closing of the Sale, Peter F. Wallace notified the Board of Directors of the Company that he would resign from the Board immediately after the Company’s 2017 Annual Meeting of Stockholders (the “Annual Meeting”).  Mr. Wallace has served as a director of the Company since 2009.  Mr. Wallace advised the Board that his decision to resign was a condition precedent to the Sale and was not due to a disagreement with the Company on any matters involving the Company’s operations, policies or practices.  Immediately after the Annual Meeting, the Company will increase the size of the Board from 10 directors to 11 directors and appoint two ZHG director designees to the Board, Mr. Yoshikazu Maruyama and Mr. Yongli Wang, for initial terms expiring in 2018 and 2019, respectively.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: May 9, 2017	By: /s/ Peter J. Crage
Peter J. Crage
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2017	By: /s/ Marc G. Swanson
Marc G. Swanson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description
10.1†

Second Amended and Restated Stock Ownership Guidelines, effective January 18, 2017 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017) (File no. 001-35883)

10.2†

Amendment #1 to Offer Letter, dated February 1, 2017, between SeaWorld Entertainment, Inc. and Denise L. Godreau (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017) (File no. 001-35883)

10.3†

Amended and Restated Key Employee Severance Plan, effective March 1, 2017 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017) (File no. 001-35883)

10.4

Stockholders Agreement, dated as of March 24, 2017, by and among SeaWorld Entertainment, Inc., Sun Wise (UK) Co., Ltd. and, solely for purposes of Section 4.3 thereof, Zhonghong Zhuoye Group Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017) (File no. 001-35883)

10.5

Registration Rights Agreement, dated as of March 24, 2017, by and between SeaWorld Entertainment, Inc. and Sun Wise (UK) Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017) (File no. 001-35883)

10.6

Amendment No. 8, dated as of March 31, 2017, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc., the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other agents and lenders from time to time party thereto (the Amended credit Agreement is included as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2017) (File no. 001-35883)

10.7†*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees―Annual Incentive Plan Award)

10.8†*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Time-Based Shares)

10.9†*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Performance-Based Shares)

10.10†*	Fourth Amended and Restated Outside Director Compensation Policy, effective April 12, 2017

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Park Exclusivity and Concept Design Agreement, dated as of March 24, 2017, between Sea Holdings I, LLC and Zhonghong Holding Co., Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017) (File no. 001-35883)

99.2

Center Concept and Preliminary Design Support Agreement, dated as of March 24, 2017 between Sea Holdings I, LLC and Zhonghong Holding Co., Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017) (File no. 001-35883)

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