Form 10-Q
period 2017-06-30
SeaWorld Entertainment, Inc.
filed 2017-08-09
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 90,549,373 shares of Common Stock, par value $0.01 per share as of August 3, 2017.

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

•	seasonal fluctuations;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	increased labor costs and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	loss of key personnel;
•	unionization activities or labor disputes;
•	inability to meet workforce needs;
•	inability to maintain certain commercial licenses;

•	restrictions in our debt agreements limiting flexibility in operating our business;
•	our substantial leverage;
•	inability to realize the benefits of acquisitions or other strategic initiatives;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses;
•	delays or restrictions in obtaining permits;
•	policies of the recently elected U.S. president and his administration;
•	actions of activist shareholders;
•	the ability of affiliates of Zhonghong Zhuoye Group Co., Ltd. to significantly influence our decisions;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

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

Trademarks, Service Marks and Trade Names

We own or have rights to use a number of registered and common law trademarks, service marks and trade names in connection with our business in the United States and in certain foreign jurisdictions, including SeaWorld Entertainment, SeaWorld Parks & Entertainment, SeaWorld®, Shamu®, Busch Gardens®, Aquatica®, Discovery Cove®, Sea Rescue® and other names and marks that identify our theme parks, characters, rides, attractions and other businesses. In addition, we have certain rights to use Sesame Street® marks, characters and related indicia through certain license agreements with Sesame Workshop (f/k/a Children’s Television Workshop).Solely for convenience, the trademarks, service marks, and trade names referred to hereafter in this Quarterly Report on Form 10-Q are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names. This Quarterly Report on Form 10-Q may contain additional trademarks, service marks and trade names of others, which are the property of their respective owners. All trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are, to our knowledge, the property of their respective owners.

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$33,834	$68,958
Accounts receivable, net	54,398	36,726
Inventories	38,211	28,684
Prepaid expenses and other current assets	17,373	19,324
Total current assets	143,816	153,692
Property and equipment, at cost	2,926,585	2,828,446
Accumulated depreciation	(1,219,271)	(1,161,631)
Property and equipment, net	1,707,314	1,666,815
Goodwill	66,278	335,610
Trade names/trademarks, net	160,533	161,264
Other intangible assets, net	16,350	18,008
Deferred tax assets, net	59,663	22,114
Other assets	19,887	21,268
Total assets	$2,173,841	$2,378,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$127,487	$87,680
Current maturities of long-term debt	63,707	51,713
Accrued salaries, wages and benefits	12,806	21,010
Deferred revenue	145,754	78,891
Dividends payable	665	908
Other accrued expenses	19,141	23,410
Total current liabilities	369,560	263,612
Long-term debt, net of debt issuance costs of $10,466 and $9,702 as of June 30, 2017 and December 31, 2016, respectively	1,513,117	1,531,069
Deferred tax liabilities, net	—	70,033
Other liabilities	51,930	52,842
Total liabilities	1,934,607	1,917,556
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 92,521,688 and 91,861,054 shares issued at June 30, 2017 and December 31, 2016, respectively	925	919
Additional paid-in capital	634,616	621,343
Accumulated other comprehensive loss	(11,996)	(13,694)
(Accumulated deficit) retained earnings	(229,440)	7,518
Treasury stock, at cost (6,519,773 shares at June 30, 2017 and December 31, 2016)	(154,871)	(154,871)
Total stockholders’ equity	239,234	461,215
Total liabilities and stockholders’ equity	$2,173,841	$2,378,771

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
Admissions	$224,951	$223,979	$340,040	$360,905
Food, merchandise and other	148,799	147,157	220,067	230,472
Total revenues	373,750	371,136	560,107	591,377
Costs and expenses:
Cost of food, merchandise and other revenues	29,061	28,913	43,544	45,914
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $3,918 and $526 for the three months ended June 30, 2017 and 2016, respectively, and $4,854 and $9,866 for the six months ended June 30, 2017 and 2016, respectively)	189,269	191,433	346,593	371,726
Selling, general and administrative (includes equity compensation of $7,988 and $1,935 for the three months ended June 30, 2017 and 2016, respectively and $11,166 and $22,185 for the six months ended June 30, 2017 and 2016, respectively)	69,152	72,032	121,570	139,386
Goodwill impairment charges	269,332	—	269,332	—
Restructuring and other related costs	—	—	—	112
Depreciation and amortization	39,500	40,708	78,367	115,756
Total costs and expenses	596,314	333,086	859,406	672,894
Operating (loss) income	(222,564)	38,050	(299,299)	(81,517)
Other expense (income), net	83	118	(3)	(24)
Interest expense	19,452	14,579	37,713	29,160
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	123	—	8,143	—
(Loss) income before income taxes	(242,222)	23,353	(345,152)	(110,653)
(Benefit from) provision for income taxes	(66,372)	5,585	(108,173)	(44,372)
Net (loss) income	$(175,850)	$17,768	$(236,979)	$(66,281)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of tax	(706)	(4,471)	1,698	(13,721)
Comprehensive (loss) income	$(176,556)	$13,297	$(235,281)	$(80,002)
(Loss) income per share:
Net (loss) income per share, basic	$(2.05)	$0.21	$(2.77)	$(0.78)
Net (loss) income per share, diluted	$(2.05)	$0.21	$(2.77)	$(0.78)
Weighted average common shares outstanding:
Basic	85,745	85,226	85,560	84,533
Diluted	85,745	85,358	85,560	84,533
Cash dividends declared per share:
Cash dividends declared per share	$—	$0.21	$—	$0.63

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2016	91,861,054	$919	$621,343	$7,518	$(13,694)	$(154,871)	$461,215
Equity-based compensation	—	—	16,020	—	—	—	16,020
Unrealized gain on derivatives, net of tax expense of $1,130	—	—	—	—	1,698	—	1,698
Vesting of restricted shares	743,275	7	(7)	—	—	—	—
Shares withheld for tax withholdings	(83,231)	(1)	(1,469)	—	—	—	(1,470)
Exercise of stock options	590	—	11	—	—	—	11
Accumulated cash dividends related to performance shares which vested during the period	—	—	(1,270)	—	—	—	(1,270)
Adjustments to previous dividend declarations	—	—	(12)	21	—	—	9
Net loss	—	—	—	(236,979)	—	—	(236,979)
Balance at June 30, 2017	92,521,688	$925	$634,616	$(229,440)	$(11,996)	$(154,871)	$239,234

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(236,979)	$(66,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment charges	269,332	—
Depreciation and amortization	78,367	115,756
Amortization of debt issuance costs and discounts	2,467	2,668
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,143	—
Loss on sale or disposal of assets	1,948	6,719
Loss on derivatives	—	1
Deferred income tax benefit	(108,173)	(44,372)
Equity-based compensation	16,020	32,051
Changes in assets and liabilities:
Accounts receivable	(23,037)	(23,460)
Inventories	(9,544)	(10,821)
Prepaid expenses and other current assets	2,674	228
Accounts payable	25,755	18,179
Accrued salaries, wages and benefits	(8,204)	(639)
Deferred revenue	72,278	76,991
Other accrued expenses	(4,800)	4,301
Other assets and liabilities	2,056	416
Net cash provided by operating activities	88,303	111,737
Cash Flows From Investing Activities:
Capital expenditures	(103,175)	(103,224)
Change in restricted cash	(800)	198
Net cash used in investing activities	(103,975)	(103,026)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt	998,306	—
Repayment of long-term debt	(1,015,056)	(8,425)
Proceeds from draw on revolving credit facility	80,649	70,000
Repayment of revolving credit facility	(65,000)	(20,000)
Debt issuance costs	(15,390)	—
Dividends paid to stockholders	(1,502)	(38,781)
Payment of tax withholdings on equity-based compensation through shares withheld	(1,470)	(1,324)
Exercise of stock options	11	82
Net cash (used in) provided by financing activities	(19,452)	1,552
Change in Cash and Cash Equivalents	(35,124)	10,263
Cash and Cash Equivalents—Beginning of period	68,958	18,971
Cash and Cash Equivalents—End of period	$33,834	$29,234
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$33,132	$26,375
Dividends declared, but unpaid	$665	$18,849

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

On May 8, 2017 an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), Sun Wise (UK) Co., LTD (“ZHG” or “Buyer”) acquired approximately 21% of the outstanding shares of common stock of the Company (the “Sale”) from Seller, pursuant to a Stock Purchase Agreement between ZHG and Seller (the “Stock Purchase Agreement”).  See further discussion in Note 9–Related-Party Transactions and Note 12–Stockholders’ Equity.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Property and Equipment—Net

During the first quarter of 2016, the Company made a decision to remove deep-water lifting floors from the orca habitats at each of its three SeaWorld theme parks.  As a result, during the six months ended June 30, 2016, the Company recorded approximately $33,700 of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive (loss) income. During the six months ended June 30, 2016, the Company also recorded approximately $6,400 in asset write-offs associated with its previously disclosed orca habitat expansion (the “Blue World Project”) as the Company made a decision to not move forward with the Blue World Project as originally designed and planned.

Revenue Recognition

The Company recognizes revenue upon admission into a park for single day tickets and when products are received by customers for merchandise, culinary or other in-park spending. For season passes and other multi-use admission products, deferred revenue is recorded and the related revenue is recognized over the terms of the admission product and its estimated usage. Deferred revenue includes a current and long-term portion and is included in deferred revenue and other liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, other liabilities also includes $10,000 in deferred revenue related to nonrefundable funds received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $2,700 of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2017.  The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

On March 24, 2017, the Company entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept & Preliminary Design Support Agreement (the “CDSA”) (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). Under the terms of the ECDA, the Company will work with Zhonghong Holding and a top theme park design company, to create and produce concept designs and development analysis for theme parks, water parks and interactive parks in the Territory. Under the terms of the CDSA, the Company will provide guidance, support, input, and expertise relating to the initial strategic planning, concept and preliminary design of Zhonghong Holding’s family entertainment and other similar centers.  The Company recognizes revenue under the ZHG Agreements on a straight-line basis over the contractual term of the agreement including approximately $1,300 in the six months ended June 30, 2017.  See further discussion in Note 9–Related-Party Transactions.

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

As of January 1, 2017, the Company elected to adopt Accounting Standards Update (“ASU”) 2017-04, Intangible–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, for any interim or annual goodwill impairment tests.  See further discussion in Note 2–Recent Accounting Pronouncements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In assessing goodwill for impairment, the Company may choose to initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considers several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing of recoverability of a significant asset group within a reporting unit. If the qualitative assessment is not conclusive, then a quantitative impairment analysis for goodwill is performed at the reporting unit level. The Company may also choose to perform this quantitative impairment analysis instead of the qualitative analysis.  The quantitative impairment analysis compares the fair value of the reporting unit, determined using the income and/or market approach, to its recorded amount. If the recorded amount exceeds the fair value, then a goodwill impairment charge is recorded for the difference up to the recorded amount of goodwill.

The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital.

As of June 30, 2017, due to financial performance particularly late in the second quarter of 2017 at the Company’s SeaWorld Orlando park, driven primarily by a decline in U.S. domestic and international attendance at the park, the Company determined a triggering event occurred that required an interim goodwill impairment test for its SeaWorld Orlando reporting unit. Based on recent financial performance and the resulting impact on projections of future cash flows for this reporting unit, the Company concluded that the reporting unit’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $269,332 in its unaudited condensed consolidated statement of comprehensive (loss) income during the three months ended June 30, 2017.  Fair value for the SeaWorld Orlando reporting unit was determined using the income approach and represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of internal projections and unobservable measurement inputs.

The remaining goodwill balance of $66,278 as of June 30, 2017 on the accompanying unaudited condensed consolidated balance sheets relates to the Company’s Discovery Cove reporting unit.  The Company determined that an interim impairment test of its Discovery Cove reporting unit was not necessary as of June 30, 2017 as a triggering event had not occurred for this reporting unit and the estimated fair value as of December 1, 2016, the most recent annual impairment test for this reporting unit, substantially exceeded its carrying value.

The Company’s other indefinite-lived intangible assets consist of certain trade names/trademarks and other intangible assets which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued annually using the relief from royalty method. Significant estimates required in this valuation method include estimated future revenues impacted by the trade names/trademarks, royalty rate by park, and appropriate discount rates. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information. As of June 30, 2017, based on recent financial performance, an interim impairment assessment of certain trade names/trademarks with a combined balance of $93,000 related to the SeaWorld brand was performed and the Company calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values by 12% to 19%.  Based on these assessments, the Company determined there was no impairment as the estimated fair values of these trade names/trademarks were in excess of their carrying values.

Given the current macroeconomic environment and the uncertainties regarding the related impact on financial performance, there can be no assurance that the estimates and assumptions made for purposes of the interim impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions particularly concerning its SeaWorld Orlando and SeaWorld San Diego reporting units, including its projections of future cash flows and financial performance, assumed royalty rates, as well as the economic outlook are not achieved, the Company may be required to record impairment charges on its indefinite-lived intangible assets in future periods, whether in connection with the Company’s next annual impairment testing in the fourth quarter of 2017, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when the Company regularly performs its annual indefinite-lived intangible assets impairment test. It is not possible at this time to determine if any such additional future impairment charge would result or, if it does, whether such charge would be material.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows:

	SeaWorld Orlando	Discovery Cove	Total
Gross carrying amount at December 31, 2016	$269,332	$66,278	$335,610
Accumulated impairment loss at December 31, 2016	—	—	—
Net carrying amount at December 31, 2016	269,332	66,278	335,610
Goodwill impairment charge	(269,332)	—	(269,332)
Net carrying amount at June 30, 2017	$—	$66,278	$66,278

Impairment of Long-Lived Assets

All long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (generally a theme park). During the three months ended June 30, 2017, the Company considered the goodwill impairment of its SeaWorld Orlando reporting unit as an indicator of impairment related to the long-lived assets associated with this park.  Accordingly, these assets were evaluated for impairment prior to completing the goodwill impairment analysis and the Company concluded that no impairment of other long-lived assets had occurred for its SeaWorld Orlando park as of June 30, 2017.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Implemented Accounting Standards

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangible–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU removes step two from the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment charge would now be determined based on the comparison of the fair value of a reporting unit to its carrying value, not to exceed the carrying amount of goodwill. This guidance is effective starting with a company’s interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and must be applied on a prospective basis. Early adoption is permitted for interim or annual impairment tests performed after January 1, 2017. The Company elected to adopt ASU 2017-04 as of January 1, 2017 and followed this guidance during its interim impairment test performed during the second quarter of 2017. See Note 1–Description of the Business and Basis of Presentation for further discussion.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Recently Issued Accounting Standards

In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718). This ASU was issued to provide clarity and reduce diversity in practice regarding the application of guidance on the modification of equity awards. The ASU states that an entity should account for the effects of a modification unless all of the following are met: the fair value, vesting conditions and the classification of the instrument as equity or liability of the modified award is the same as that of the original award immediately before such award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company does not expect a material impact upon adoption of this ASU to its unaudited condensed consolidated financial statements as the Company historically has accounted for all modifications in accordance with Topic 718 and has not been subject to the exception described under this ASU.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017 using one of two transition methods, either retrospective or a modified retrospective transition method which calculates a cumulative-effect adjustment as of the date of adoption, with earlier adoption permitted for annual periods beginning after December 15, 2016. During 2016, the FASB issued four updates to the revenue recognition guidance (Topic 606), ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements. The Company plans to adopt this guidance in the first quarter of 2018 using a modified retrospective transition method.  The Company has been closely monitoring developments related to this new standard and continues to evaluate its accounting and disclosure requirements on its unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company has reviewed current accounting policies and its key revenue drivers to identify changes that would result from applying the requirements under the new standards.  The Company has performed an initial assessment and based on its ongoing analysis to date, it does not anticipate a material impact, if any, on the timing of revenue recognition upon adoption; however, the Company expects an impact on the classification of certain admission or in-park items between admissions revenue and food merchandise and other revenue.  The Company is continuing to evaluate the impact, if any, on its licensing and international agreements. Once adopted, the Company’s revenue recognition disclosures will include additional detail in accordance with the new requirements.

3. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share is computed as follows (in thousands, except per share data):

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2017			2016			2017			2016
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic (loss) earnings per share	$(175,850)	85,745	$(2.05)	$17,768	85,226	$0.21	$(236,979)	85,560	$(2.77)	$(66,281)	84,533	$(0.78)
Effect of dilutive incentive-based awards		—			132			—			—
Diluted (loss) earnings per share	$(175,850)	85,745	$(2.05)	$17,768	85,358	$0.21	$(236,979)	85,560	$(2.77)	$(66,281)	84,533	$(0.78)

In accordance with the Earnings Per Share Topic of the Accounting Standards Codification (“ASC”), basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock). The shares of unvested restricted stock are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted (loss) earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. The Company’s outstanding performance-vesting restricted share awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.  During the three months ended June 30, 2017, there were approximately 5,435,000 potentially dilutive shares excluded from the computation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss during the period. During the three months ended June 30, 2016, there were approximately 3,942,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share. During the six months ended June 30, 2017 and 2016, the Company excluded potentially dilutive shares of approximately 5,178,000 and 4,841,000, respectively, as their effect would have been anti-dilutive due to the Company’s net loss during those periods.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2017 was 27.4% and 31.3%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items, primarily related to nondeductible goodwill impairment and equity-based compensation.  The Company’s consolidated effective tax rate for the three and six months ended June 30, 2016 was 23.9% and 40.1%, respectively, and differs from the statutory federal income tax rate primarily due to state income taxes and other permanent items, primarily related to equity-based compensation.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

During the three months ended June 30, 2017, an ownership shift of more than 50 percent as defined by the Internal Revenue Code (“IRC”) Section 382 occurred.   The Company determined that, while an ownership shift occurred and limits were determined under Section 382 and the regulations and guidance thereunder, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax assets related to federal and state tax net operating loss carryforwards will be realized.

5. OTHER ACCRUED EXPENSES

Other accrued expenses at June 30, 2017 and December 31, 2016, consisted of the following:

	June 30,	December 31,
	2017	2016
Accrued property taxes	$7,788	$2,193
Accrued interest	351	13,631
Self-insurance reserve	7,184	7,191
Other	3,818	395
Total other accrued expenses	$19,141	$23,410

As of December 31, 2016, accrued interest above includes $12,904 relating to the Company’s fourth quarter 2016 interest payable on its Term B-2 Loans, Term B-3 Loans and Terminated Revolving Credit Facility, which was paid on January 3, 2017. See further discussion in Note 6–Long-Term Debt.

6. LONG-TERM DEBT

Long-term debt as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Term B-5 Loans (effective interest rate of 3.19% at June 30, 2017)	$995,810	$—
Term B-2 Loans (effective interest rate of 3.26% at June 30, 2017 and December 31, 2016)	561,089	1,327,850
Term B-3 Loans (effective interest rate of 4.33% at December 31, 2016)	—	245,800
Revolving credit facility	40,000	24,351
Total long-term debt	1,596,899	1,598,001
Less discounts	(9,609)	(5,517)
Less debt issuance costs	(10,466)	(9,702)
Less current maturities	(63,707)	(51,713)
Total long-term debt, net	$1,513,117	$1,531,069

Subsequent to June 30, 2017, SEA repaid $40,000 on its revolving credit facility.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In connection with the issuance of the Term B-5 Loans, SEA recorded a discount of $4,992 and debt issuance costs of $44 during the six months ended June 30, 2017. Additionally, SEA wrote-off debt issuance costs of $7,987, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income during the six months ended June 30, 2017. Such loss on early extinguishment of debt and write-off of discounts and debt issuance costs also includes $33 related to a write-off of discounts and debt issuance costs resulting from a mandatory prepayment of debt on March 30, 2017 and $123 related to a write-off of discounts and debt issuance costs resulting from a voluntary prepayment of debt during the three months ended June 30, 2017.  See discussion in the Senior Secured Credit Facilities section which follows for further information.

Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying unaudited condensed consolidated balance sheets.

Senior Secured Credit Facilities

As of June 30, 2017, the Senior Secured Credit Facilities consisted of $561,089 in Term B-2 Loans which will mature on May 14, 2020, $995,810 in Term B-5 Loans which will mature on March 31, 2024 and a $210,000 New Revolving Credit Facility, of which $40,000 was outstanding as of June 30, 2017.  The New Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50,000 and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 loans with an aggregate principal amount greater than $50,000. The outstanding balances under the New Revolving Credit Facility and the Terminated Revolving Credit Facility, as applicable, are included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2017 due to the Company’s intent to repay the borrowings within the following twelve month period.

The Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on May 14, 2013, with the balance due on the final maturity date of May 14, 2020. Beginning with the fiscal quarter ended June 30, 2017, the Term B-5 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-5 Loans on March 31, 2017, with the balance due on the final maturity date of March 31, 2024. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than a prepayment premium on voluntary prepayments of the Term B-5 Loans in connection with certain repricing transactions on or prior to September 30, 2017 and customary “breakage” costs with respect to LIBOR loans.

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

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. During the first quarter of 2017, the Company made a mandatory prepayment of approximately $6,300 based on its excess cash flow calculation as of December 31, 2016. Approximately $3,500 of the mandatory prepayment was accepted by the lenders and applied ratably to the Term B-2 and Term B-3 Loans prior to the Amendment on March 31, 2017, and the remainder of $2,800 was applied as a voluntary prepayment to the Term B-2 Loans in the three months ended June 30, 2017.

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

Term B-5 Loans

The Term B-5 Loans were initially borrowed in an aggregate principal amount of $998,306 on March 31, 2017 in connection with the Amendment. Borrowings of Term B-5 Loans under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to an applicable margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds rate plus 1/2 of 1%  or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR Rate, or the successor thereto if the BBA is no longer making a LIBOR rate available for the interest period relevant to such borrowing. The applicable margin for the Term B-5 Loans is 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. At June 30, 2017 SEA selected the LIBOR rate (interest rate of 4.30% at June 30, 2017).

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate based on the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%.  The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a total net leverage ratio equal to or less than 3.25 to 1.00. At June 30, 2017, SEA selected the LIBOR rate (interest rate of 3.55% at June 30, 2017).

New Revolving Credit Facility

Borrowings of loans in the New Revolving Credit Facility under the Senior Secured Credit Facilities bear interest at a rate equal to an applicable margin over either, at SEA’s option, (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 1/2 of 1%, and (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate”, in each case, plus an applicable margin equal to 1.75% or (b) a LIBOR rate or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing (provided in no event shall such LIBOR rate with respect to the borrowings be less than 0.0% per annum).  The applicable margin for borrowings under the New Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans.  The applicable margin for borrowings under the New Revolving Credit Facility are subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings, which the Company did not achieve as of June 30, 2017.  At June 30, 2017, SEA selected the LIBOR rate (interest rate of 3.94% at June 30, 2017).

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

As of June 30, 2017, SEA had approximately $19,050 of outstanding letters of credit and $40,000 outstanding on the New Revolving Credit Facility, leaving $150,950 available for borrowing.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Restrictive Covenants

The Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness; make capital expenditures; make guarantees; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in the nature of the business; and make prepayments of junior debt. The Senior Secured Credit Facilities also contain covenants requiring SEA to maintain specified maximum annual capital expenditures, a maximum total net leverage ratio and a minimum interest coverage ratio. All of the net assets of SEA and its consolidated subsidiaries are restricted and there are no unconsolidated subsidiaries of SEA.

The Company’s ability to comply with these and other provisions of its existing debt agreements is dependent on its future performance, which is subject to many factors, some of which are beyond the Company’s control. Although the Company is currently in compliance with its debt covenants, its declining performance has resulted in leverage ratios closer to the ratios established in its debt agreements. As a result, there is an increased risk regarding future compliance should the Company’s operating performance continue to deteriorate. The breach of any of these covenants or non-compliance with any of the financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

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

As of June 30, 2017, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 4.77 to 1.00, which results in the Company having a $90,000 capacity for restricted payments in 2017, provided that the total net leverage ratio does not exceed 5.75 to 1.00, measured quarterly on a pro forma basis after giving effect to any such restricted payment. However, the amount available for share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter, as set forth above.

As of June 30, 2017, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

Long-term debt as of June 30, 2017 is repayable as follows. The outstanding balance under the New Revolving Credit Facility is included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2017, due to the Company’s intent to repay the borrowings within the following twelve month period.

Years Ending December 31,
2017	$51,853
2018	23,707
2019	23,707
2020	536,763
2021	9,983
Thereafter	950,886
Total	$1,596,899

Interest Rate Swap Agreements

As of June 30, 2017, the Company has five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1,000,000 of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1,000,000; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; the Company receives a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of September, December, March and June through maturity.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 7–Derivative Instruments and Hedging Activities that follows.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements was $50,208 and $28,301 in the six months ended June 30, 2017 and 2016, respectively. Cash paid for interest in the six months ended June 30, 2017 includes $12,904 relating to the Company’s fourth quarter 2016 interest payable on its Senior Secured Credit Facilities which was paid on January 3, 2017.

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

As of June 30, 2017 and December 31, 2016, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and six months ended June 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. On September 30, 2016, the Company’s four Interest Rate Swap Agreements with a combined notional value of $1,250,000 matured in accordance with their terms and the five interest rate forward swap agreements with a combined notional value of $1,000,000 became effective.  The interest rate swap agreements were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017, there was no ineffectiveness on cash flow hedges. During the three and six months ended June 30, 2016, an immaterial loss related to the ineffective portion was recognized in other expense (income), net, on the accompanying unaudited condensed consolidated statements of comprehensive (loss) income. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $10,122 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	Liability Derivatives		Liability Derivatives
	As of June 30, 2017		As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other liabilities	$19,980	Other liabilities	$22,808
Total derivatives designated as hedging instruments		$19,980		$22,808

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive (Loss) Income

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships:
Gain (loss) related to effective portion of derivatives recognized in accumulated other comprehensive loss	$2,130	$(8,267)	$9,768	$(26,888)
(Loss) gain related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$(3,305)	$834	$(6,941)	$1,667
Loss related to ineffective portion of derivatives recognized in other expense (income), net	$—	$—	$—	$(1)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of June 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20,842. As of June 30, 2017, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $20,842.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the six months ended June 30, 2017, net of tax:

Accumulated other comprehensive loss:	(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2016	$(13,694)
Other comprehensive income before reclassifications	5,865
Amounts reclassified from accumulated other comprehensive loss to interest expense	(4,167)
Unrealized gain on derivatives, net of tax	1,698
Accumulated other comprehensive loss at June 30, 2017	$(11,996)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of June 30, 2017 and the Term B-2 and Term B-3 Loans were classified in Level 2 of the fair value hierarchy as of December 31, 2016. The fair value of the term loans as of June 30, 2017 and December 31, 2016 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2017.  The Company did not have any assets measured on a recurring basis at fair value as of June 30, 2017.  The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of June 30, 2017:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2017
Liabilities:
Derivative financial instruments (a)	$—	$19,980	$—	$19,980
Long-term obligations (b)	$—	$1,596,899	$—	$1,596,899

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $19,980.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $63,707 and long-term debt of $1,513,117 as of June 30, 2017.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

9. RELATED-PARTY TRANSACTIONS

ZHG Agreements

In connection with the Sale, which closed on May 8, 2017, during the three months ended June 30, 2017, Sellers reimbursed the Company for approximately $4,000 of related costs and expenses incurred by the Company.

On March 24, 2017 the Company entered into the ZHG Agreements with Zhonghong Holding, an affiliate of ZHG Group.  In exchange for providing services under the ZHG Agreements, the Company is expected to receive fees as well as a travel stipend per year through 2019.  The Company recognizes revenue under the ZHG Agreements on a straight-line basis over the contractual term of the agreements.  Revenue recognized in the six months ended June 30, 2017 was approximately $1,300 related to these agreements. See further discussion regarding the Sale in Note 1–Description of the Business and Basis of Presentation and Note 12–Stockholders’ Equity.

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

10. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint.  On March 31, 2016, the Court granted the motions to dismiss the amended complaint, in its entirety, without prejudice.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants.  On June 29, 2016, the remaining defendants filed a motion to dismiss the Second Amended Complaint.  On September 30, 2016, the Court denied the motion to dismiss.  On October 28, 2016, defendants filed their Answer to the Second Amended Complaint. Written discovery has been propounded by both sides but no depositions have been scheduled to date.  On March 2, 2017, following a case management conference held on March 1, 2017, the Court entered a scheduling order, which provided that fact discovery be completed by October 20, 2017.  The scheduling order also provided deadlines for expert discovery and other pretrial deadlines, with a trial date of September 18, 2018.  On March 6, 2017, the Court entered an amended scheduling order providing that Plaintiff must file its motion for class certification by May 19, 2017.  On March 31, 2017, Plaintiffs filed a motion to compel discovery against the Company and Blackstone.  A hearing on the motion was held on April 18, 2017.  Following the hearing, Plaintiff’s motion was granted in part and denied in part. On May 19, 2017, Plaintiffs filed their motion for class certification and on July 27, 2017 defendants filed a brief in opposition to the motion.  The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants.  The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price.  The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company.  The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf.  On May 21, 2015, the defendants filed a motion to stay the lawsuit pending resolution of the Company’s securities class action lawsuit. On September 21, 2015, the Court granted the motion and ordered that the derivative action to be stayed in favor of the securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC). On March 15, 2017, plaintiff moved to lift the stay entered by the court on September 21, 2015.  Defendants filed a brief in opposition to plaintiff’s motion on May 23, 2017.

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

On May 19, 2015, the plaintiffs filed a motion to remand.  On September 18, 2015, the Company filed a motion to dismiss the First Amended Complaint in its entirety.  The motion was fully briefed.  On September 24, 2015, the United States District Court for the Northern District of California denied plaintiffs’ motion to remand.  On October 5, 2015, plaintiffs filed a motion for leave to file a motion for reconsideration of this order, and contemporaneously filed a petition for permission to appeal to the Ninth Circuit, which the Company opposed.  On October 14, 2015, the United States District Court for the Northern District of California granted plaintiffs’ motion for leave.  Plaintiffs’ motion for reconsideration was fully briefed.  On January 12, 2016 the United States District Court for the Northern District of California granted in part and denied in part the motion for reconsideration, and refused to remand the case.  On January 22, 2016, plaintiffs filed a petition for permission to appeal the January 12, 2016 order to the Ninth Circuit, which the Company opposed.  On April 7, 2016, the Ninth Circuit denied both of plaintiffs’ petitions for permission to appeal and the plaintiffs filed a motion for leave to file a Second Amended Class Action Complaint (“Second Amended Complaint”), seeking to add two additional plaintiffs and make various pleading adjustments.  The Company opposed the motion.  On August 1, 2016, the United States District Court for the Northern District of California court issued an order granting in part the Company’s motion to dismiss and granting plaintiffs leave to file an amended complaint by August 22, 2016, which they filed.

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

Plaintiffs filed a Third Amended Class Action Complaint on November 22, 2016.  The Company moved to dismiss portions of that pleading, but the motion to dismiss was denied.  What remains at this point are plaintiff's claims under California's Unfair Competition Law, False Advertising Law and the CLRA based on the purchase of tickets; plaintiff's California Unfair Competition Law and False Advertising Law claims based on the purchase of plush toys; and plaintiff's claims under California's Unfair Competition Law based on the purchase of plush toys. The case is in the preliminary stages of discovery, with briefing on class certification currently scheduled for October through December 2017.

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

Other Matters

The Company is a party to various other claims and legal proceedings arising in the normal course of business. In addition, from time to time the Company is subject to audits, inspections and investigations by, or receives requests for information from, various federal and state regulatory agencies, including, but not limited to, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS), the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA), the California Occupational Safety and Health Administration (Cal-OSHA), the Florida Fish & Wildlife Commission (FWC), the Equal Employment Opportunity Commission (EEOC), the Internal Revenue Service (IRS) and the Securities and Exchange Commission (SEC). For example, in June 2017, the Company received a subpoena in connection with an investigation by the U.S. Department of Justice concerning disclosures and public statements made by the Company and certain executives and/or individuals on or before August 2014, including those regarding the impact of the “Blackfish” documentary, and trading in the Company’s securities.  The Company also has received subpoenas from the staff of the U.S. Securities and Exchange Commission in connection with these matters.  On June 16, 2017, the Company’s Board of Directors formed a Special Committee comprised of independent directors with respect to these inquiries.  The Special Committee has engaged counsel to advise and assist the Committee.  The Company has cooperated with these government inquiries and intends to continue to cooperate with any government requests or inquiries.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

License Agreement

On May 16, 2017, SEA entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  The License Agreement supersedes the previous two license agreements and extends SEA’s status as Sesame’s exclusive theme park partner in the United States, Puerto Rico and the U.S. Virgin Islands (the “Territory”), and provides for the payment of certain royalty payments based on gross receipts for stand-alone theme parks (“Standalone Parks”) and license fees and merchandise royalties for Sesame themed areas within SEA theme parks (“Sesame Lands”). Sesame will retain the right to develop certain family entertainment centers subject to certain restrictions including size, number, types of attractions and geographic location.  SEA’s principal commitments pursuant to the License Agreement include: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined within the Territory; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives, including Sesame’s annual gala event.  The Company estimates the combined obligations for these commitments could be approximately $130,000 over the term of the agreement.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening.

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

Total equity compensation expense was $11,906 and $16,020 for the three and six months ended June 30, 2017. Total equity compensation expense was $2,461 and $32,051 for the three and six months ended June 30, 2016.  Equity compensation expense for the three and six months ended June 30, 2017 includes approximately $8,400 related to certain of the Company’s performance-vesting restricted shares (the “2.75x Performance Restricted shares”) for which a portion vested on May 8, 2017 with the closing of the Sale. Equity compensation expense for the six months ended June 30, 2016 includes $27,516 related to certain of the Company’s performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which became probable of vesting and vested on April 1, 2016.  See 2.25x and 2.75x Performance Restricted Shares and Equity Plan Modification section which follows for further details.  Equity compensation expense is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income.  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of June 30, 2017 was approximately $38,100 which is expected to be recognized over the respective service periods.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The activity related to the Company’s time-vesting and performance-vesting share awards during the six months ended June 30, 2017 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	1,323,025	$17.47	451,289	$17.88	212,369	$18.43	1,310,726	$8.19
Granted	970,696	$18.21	888,235	$18.24	791,108	$18.57	—	—
Vested	(288,127)	$18.16	—	—	—	—	(455,148)	$13.24
Forfeited	(55,416)	$18.45	(467,468)	$17.90	(38,696)	$19.24	(227,285)	$13.06
Outstanding at June 30, 2017	1,950,178	$17.71	872,056	$18.24	964,781	$18.51	628,293	$3.75

The activity related to the Company’s stock option awards during the six months ended June 30, 2017 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,441,900	$18.67
Forfeited	(181,923)	$18.32
Expired	(37,592)	$18.84
Exercised	(590)	$18.67
Outstanding at June 30, 2017	3,221,795	$18.69	8.17	$233
Exercisable at June 30, 2017	1,175,043	$19.11	8.01	$7

Omnibus Incentive Plan

Prior to June 14, 2017, the Company had reserved 15,000,000 shares of common stock for issuance under the Company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Incentive Plan”).  On June 14, 2017 (the “Approval Date”), the stockholders of the Company approved the 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”) and all shares that were previously available for issuance under the 2013 Omnibus Incentive Plan transferred to the 2017 Omnibus Incentive Plan and were authorized for future issuance. No new awards may be granted under the 2013 Omnibus Incentive Plan (although awards made under the 2013 Omnibus Incentive Plan prior to the Approval Date will remain outstanding in accordance with their terms) and no new or additional shares of common stock were authorized under the 2017 Omnibus Incentive Plan.

The 2017 Omnibus Incentive Plan is administered by the Compensation Committee of the Board, and provides that the Company may grant equity incentive awards to eligible employees, directors, consultants or advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and performance compensation awards. In the event any award expires or is canceled, forfeited, or terminated, without issuance to the participant, the unissued shares may be granted again under the 2017 Omnibus Incentive Plan. In no event will shares (i) tendered or withheld for the payment of the exercise price or withholding taxes, (ii) not issued upon the settlement of a stock appreciation right that settle (or could settle) in shares of common stock or (iii) shares purchased on the open market with cash proceeds from the exercise of options again become available for other awards under the 2017 Omnibus Incentive Plan.

As of June 30, 2017, there were 7,048,625 shares of common stock available for future issuance under the Company’s 2017 Omnibus Incentive Plan.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As part of the Company’s annual compensation-setting process and in accordance with the Company’s Equity Award Grant Policy (the “Equity Grant Policy”), on December 7, 2016 the Compensation Committee approved an annual bonus plan (the “2017 Bonus Plan”) for the fiscal year ending December 31, 2017 (“Fiscal 2017”).

Bonus Performance Restricted Shares

The 2017 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of specified performance goals with respect to Fiscal 2017 Adjusted EBITDA (weighted at 50%), Total Revenue (weighted at 30%) and Adjusted EBITDA Margin (weighted at 20%). The total number of shares eligible to vest is based on the level of achievement of the targets for Fiscal 2017 which ranges from 0% (if below threshold performance), to 30% (for threshold performance), to 100% (for target performance) and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target and maximum levels, the resulting weighted payment will be adjusted on a linear basis.  Pursuant to the Equity Grant Policy, on March 3, 2017, the Company granted 888,235 Bonus Performance Restricted shares under its 2017 Bonus Plan which represented the total shares that could be earned under the maximum performance level of achievement.  Subsequent grants were made on July 11, 2017 and will be made in October 2017 to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees.

The Company also had an annual bonus plan (the “2016 Bonus Plan”) for the fiscal year ended December 31, 2016 ( “Fiscal 2016”), under which certain employees were eligible to receive a bonus with respect to Fiscal 2016, payable 50% in cash and 50% in Bonus Performance Restricted shares based upon the Company’s achievement of Fiscal 2016 Adjusted EBITDA.  Based on the Company’s actual Fiscal 2016 Adjusted EBITDA results, no equity compensation expense was recorded in 2016 related to the 2016 Bonus Plan and all of the outstanding shares forfeited in the first quarter of 2017.

In accordance with ASC 718, Compensation-Stock Compensation, equity compensation expense is recorded on shares probable of vesting. Based on the Company’s progress during the six months ended June 30, 2017 towards its performance goals for Fiscal 2017, a portion of the outstanding Bonus Performance Restricted shares were considered probable of vesting as of June 30, 2017; therefore, equity compensation expense has been recorded related to shares considered probable of vesting. If the probability of vesting related to these shares changes in a subsequent period, equity compensation expense that would have been recorded over the requisite service period had the shares been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

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

Long-Term Incentive Performance Restricted Shares

The Long-Term Incentive Performance Restricted shares granted under the 2017 Long-Term Incentive Plan are expected to vest following the end of the three-year performance period beginning on January 1, 2017 and ending on December 31, 2019 based upon the Company’s achievement of pre-established performance goals with respect to Adjusted EBITDA (weighted at 50%), Total Revenue (weighted at 30%) and Return on Invested Capital (weighted at 20%) for the three-year performance period, as defined by the 2017 Long-Term Incentive Grant. The total number of Long-Term Incentive Performance Restricted shares eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (for at or above maximum performance). For actual performance between the specified threshold, target and maximum levels, the resulting vesting percentage will be adjusted on a linear basis. Pursuant to the Equity Grant Policy, on March 3, 2017, the Company granted 637,289 Long-Term Incentive Performance Restricted shares under its 2017 Long-Term Incentive Plan which represented the total shares that could be earned under the maximum performance level of achievement.  Equity compensation expense is recognized ratably over the three-year performance period, if the performance condition is probable of being achieved, beginning on the date of grant and through December 31, 2019.  Based on the Company’s progress towards its respective performance goals for Fiscal 2017, none of the Long-Term Incentive Performance Restricted shares related to the Fiscal 2017 performance period are considered probable of vesting as of June 30, 2017; therefore, no equity compensation expense has been recorded related to these shares.  If probability of vesting related to these shares changes in a subsequent period, all equity compensation expense related to those shares that would have been recorded over the requisite service period had the shares been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As of June 30, 2017, the Company had awarded 444,568 Long-Term Incentive Performance Restricted shares, net of forfeitures, under the 2016 and 2015 Long-Term Incentive Plans which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined.  For accounting purposes, the performance goals for the respective performance periods must be established for a grant date to be determined.  As such, since the performance goal for Fiscal 2017 was established in the first quarter of 2017, for accounting purposes, 148,190 of the Long-Term Incentive Performance Restricted shares awarded under the 2016 and 2015 Long-Term Incentive Plans, net of forfeitures, have a grant date in 2017. As of June 30, 2017, 117,076 Long-Term Incentive Performance Restricted shares, net of forfeitures, which were awarded under the 2016 Long-Term Incentive Plan relate to the fiscal year ending December 31, 2018 (“Fiscal 2018”) performance period.  The performance target for the Fiscal 2018 performance period has not yet been set and will be determined by the Compensation Committee during the first quarter of 2018, at which time, for accounting purposes, the grant date and respective grant-date fair value will be determined for these shares.

Based on the Company’s Adjusted EBITDA for Fiscal 2016 and 2015, the threshold performance level for Fiscal 2016 and the maximum performance level for Fiscal 2015 was not met; as such all of the Long-Term Incentive Performance Restricted shares related to Fiscal 2016 and a portion related to Fiscal 2015 are not considered probable of vesting as of June 30, 2017 and are expected to forfeit on their respective Determination Date.

Total unrecognized equity compensation expense related to the Fiscal 2018 performance period has not been determined as the grant date and grant-date fair value for these awards have not yet occurred for accounting purposes, as such no expense has been recorded related to the this performance period.

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

During the first quarter of 2017, the Company modified the 2.75x Performance Restricted shares to vest 60% upon the closing of the Sale, and eight of the Company’s senior executives and the Company’s Chairman of the Board, individually agreed to forfeit the remaining 40% of their outstanding 2.75x Performance Restricted shares at such time. In addition, in accordance with his Separation and Consulting Agreement which contractually obligates the Company to apply any modifications to his outstanding 2.75x Performance Restricted shares, the Company’s former President and Chief Executive Officer’s outstanding 2.75x Performance Restricted shares were also modified to vest in 60% of his 2.75x Performance Restricted shares upon closing of the sale and forfeit the other 40% at such time.  Under the terms of the Stock Purchase Agreement, if in certain circumstances the Buyer acquires a majority of the Company’s then outstanding common shares prior to the one-year anniversary of the closing of the Sale, then the Buyer is required as a condition to the closing of the acquisition that results in such majority ownership, to pay to the Seller, in respect of each share of common stock sold to the Buyer at the closing of the Sale, the excess, if any, of the highest price per share paid by the Buyer for shares of the Company’s common stock over $23.00 (the “Additional Payment”).   As such, for all other plan participants, any outstanding unvested 2.75x Performance Restricted shares will continue to be eligible to vest in accordance with their terms if Seller receives an Additional Payment from the Buyer sufficient to satisfy the 2.75x cumulative return multiple in the twelve month period following the closing of the Sale.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Sale was considered a liquidity event and was subject to customary closing conditions (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act).  As the modification discussed above was based on a liquidity event, for accounting purposes, the 2.75x Performance Restricted shares were not considered probable of vesting until such time the Sale was consummated.  In accordance with the guidance in ASC 718, Compensation-Stock Compensation, as the 2.75x Performance Restricted shares were not considered probable of vesting before or after the date of modification, the Company used the respective modification date fair value to record equity compensation expenses related to the modified shares when the liquidity event occurred. As a result, the Company recognized non-cash equity compensation expense related to all of the 2.75x Performance Restricted shares of approximately $8,400 upon closing of the Sale on May 8, 2017 and paid cash accumulated dividends of approximately $1,300 in the second quarter of 2017.

Other Grants

In accordance with the Company’s Fourth Amended and Restated Outside Director Compensation Policy, on June 14, 2017, 56,232 time-vesting restricted shares were granted to the non-employee directors of the Company’s Board of which vest 100% on the day before the next Annual Stockholders Meeting, subject to the outside directors’ continued service on the Board through such vesting date.

12. STOCKHOLDERS’ EQUITY

As of June 30, 2017, 92,521,688 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 4,532,384 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company.

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

As of June 30, 2017, the Company had $665 of cash dividends recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet, which relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved as of June 30, 2017. These shares carry dividend rights and therefore the dividends accumulate and will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.

During the six months ended June 30, 2017, accumulated cash dividends of $1,502 related to previous dividend declarations were paid to certain equity plan participants upon vesting of restricted shares, including approximately $1,300 related to certain 2.75x Performance Restricted shares which vested upon closing of the Sale on May 8, 2017 (see Note 11–Equity-Based Compensation for further details). The Company expects that for tax purposes all of these dividends will be treated as a return of capital to stockholders.  Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

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

The Company has remaining authorization for up to $190,000 for future repurchases under the Share Repurchase Program as of June 30, 2017.  There were no share repurchases during the three and six months ended June 30, 2017 and 2016.

Other

On March 24, 2017, the Company announced that an affiliate of ZHG Group entered into an agreement to acquire approximately 21% of the outstanding shares of common stock of the Company from Seller, pursuant to a Stock Purchase Agreement. On May 8, 2017, upon closing of the Sale, ZHG paid Seller $23.00 per share for the Company’s common stock acquired by ZHG in accordance with the terms of the Stock Purchase Agreement. The Company is not a party to the Stock Purchase Agreement, has no obligations thereunder and did not independently verify any arrangements between Seller and ZHG, but is a party to certain other agreements, a Park Exclusivity and Concept Design Agreement and a Center Concept & Preliminary Design Support Agreement, entered into in connection with the Sale (see Note 1–Description of the Business and Basis of Presentation and Note 9–Related-Party Transactions).

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

The 2016 Restructuring Program activity for the six months ended June 30, 2017 was as follows:

Severance and Other Employment Expenses
Liability as of December 31, 2016	$7,842
Reduction in estimated expenses	(572)
Payments made	(6,941)
Liability as of June 30, 2017	$329

The remaining liability as of June 30, 2017 relates to restructuring and other related costs to be paid as contractually obligated by December 31, 2017 and is included in accrued salaries, wages and benefits in the accompanying unaudited condensed consolidated balance sheet.

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

During the three months ended June 30, 2017, we hosted approximately 6.1 million guests in our theme parks, including approximately 0.6 million international guests, generated total revenues of $373.8 million and incurred a net loss of $175.9 million, which included a non-cash goodwill impairment charge of $269.3 million.  During the six months ended June 30, 2017, we hosted approximately 8.9 million guests in our theme parks, including approximately 1.0 million international guests, generated total revenues of $560.1 million and incurred a net loss of $237.0 million, inclusive of a non-cash goodwill impairment charge of $269.3 million. See Note 1–Description of the Business and Basis of Presentation for further discussion on our non-cash goodwill impairment charge.

Our results for the first half of 2017 reflect an overall decline in U.S. domestic (defined as guests outside of a 300 mile radius to our parks) and international attendance, which was largely concentrated at our SeaWorld parks in Orlando and San Diego.  In addition, SeaWorld San Diego was further impacted by a decline in attendance from the Southern California markets.  These factors were partially offset by improved attendance from guests within a 300 mile radius for our Orlando, Tampa and San Antonio markets.  See further discussion in the “―Trends Affecting Our Results of Operations” section below.

In November 2015 we introduced a three-year, five-point plan to stabilize our business and to drive sustainable growth. This strategic plan encompasses five key points which include (i) providing experiences that matter; (ii) delivering distinct guest experiences that are fun and meaningful; (iii) pursuing organic and strategic revenue growth; (iv) addressing the challenges we face; and (v) financial discipline.

During the first half of 2017, we have seen some success in certain elements of our plan as attendance from our 300 mile and in guests has increased in our Orlando, Tampa and San Antonio markets and season pass sales to date are up in all major markets outside of California.  However, based on recent business trends, we are adjusting our five-point plan to specifically address current challenges, particularly in our Orlando and San Diego parks.  These adjustments include increasing our investment in national advertising, developing a new national marketing campaign emphasizing our distinct experiences and reinvesting in our reputation campaign to target public perceptions particularly in our California markets. Additionally, while our cost optimization efforts for the first half of the year have been meaningful and we are on schedule to achieve our targeted $40.0 million in net cost savings by the end of 2018, given our current financial performance, we are actively engaged in identifying an additional $25.0 million in cost savings opportunities.

Separately, we continue to work on our partnership with Miral Asset Management LLC (“Miral”) to develop SeaWorld Abu Dhabi and with Zhonghong Holding Co., Ltd. (“Zhonghong Holding”) to provide design, support and advisory services for various potential projects in China, Taiwan, Hong Kong and Macau.  See the “―Recent Developments―International Development Strategy” section below.  We have also entered into a new license agreement with Sesame Workshop to extend our status as Sesame Workshop’s exclusive theme park partner in the United States, Puerto Rico, and the U.S. Virgin Islands (the “Territory”), with the second Sesame Place theme park scheduled to open no later than mid-2021. After the opening of the second Sesame Place, we will have the option to build additional Sesame Place theme parks in the Territory (see the “―Recent Developments―License Agreement” section below).

Key Business Metrics Evaluated by Management

Attendance

We define attendance as the number of guest visits to our theme parks. Attendance drives admissions revenue as well as total in-park spending. The level of attendance at our theme parks is a function of many factors, including the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our U.S. domestic and international guests, consumer confidence and other factors beyond our control including the potential spread of contagious diseases.  Attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Attendance consists of local guests and other guests who live within 300 miles from our respective park locations, U.S. domestic guests outside of the 300 mile radius to the park locations and international guests.

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 60% and 61% of our total revenue for the three and six months ended June 30, 2017, respectively. For the three months ended June 30, 2017, we reported $36.74 in admission per capita, representing a decrease of 1.8% from the three months ended June 30, 2016. For the six months ended June 30, 2017, we reported $38.09 in admission per capita, representing a decrease of 2.1% from the six months ended June 30, 2016.  Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day or annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing which on average is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For the three and six months ended June 30, 2017, food, merchandise and other revenue accounted for approximately 40% and 39% of our total revenue, respectively.  For the three months ended June 30, 2017, we reported $24.31 of in-park per capita spending, a decrease of 1.2% from the three months ended June 30, 2016.  For the six months ended June 30, 2017, we reported $24.65 of in-park per capita spending, a slight decrease of 0.7% from the six months ended June 30, 2016.  In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, passholders, U.S. domestic or international guests) and the mix of in-park spending.  As an example, international guests tend to drive higher in-park per capita spending when compared to other guests.  See further discussion in the “Results of Operations” section which follows.

Trends Affecting Our Results of Operations

In March 2016, we announced that we have ended all orca breeding and the orcas currently in our care will be the last generation of orcas at SeaWorld (the “Orca Announcement”).  We also announced that we will introduce new, inspiring, natural orca encounters and phase out our current theatrical shows, as part of our ongoing commitment to education, marine science research, and rescue of marine animals. These programs will focus on orca enrichment, exercise, and overall health. This change began in our SeaWorld San Diego park in May of 2017, and is planned to be at all three SeaWorld parks by 2019.  In conjunction with the Orca Announcement, the orca habitat expansion we previously disclosed (the “Blue World Project”), as originally designed and planned, will not move forward and we will spend significantly less capital than the originally proposed Blue World Project.  The “new” SeaWorld will maintain our unique value proposition of providing experiences that matter, and inspiring guests to protect animals and the wild wonders of our world.  We have implemented an integrated marketing plan designed to attract new and repeat guests to the “new” SeaWorld with its unique blend of compelling animal experiences and new rides and attractions for the whole family.

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation.  Adverse publicity concerning our business generally could harm our brands, reputation and results of operations.  The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity.  Our SeaWorld-branded parks have been the target of negative media attention concerning the orcas in our care, particularly in the state of California, and we believe we experienced demand pressures in 2014 and 2015 in California, due to such media attention.  We introduced a number of initiatives, including marketing and reputation campaigns to address public perceptions, share facts and correct misinformation.  We believe those efforts had a positive impact on public perceptions and on our reputation as we saw improvement in our attendance and revenue trends in California in 2016. Towards the latter half of 2016, we largely reduced our reputation campaigns as we believed public perceptions had improved. However, attendance in 2017 at our SeaWorld San Diego park has since deteriorated.

We believe the decline in attendance at our SeaWorld San Diego park partly results from public perception issues which have resurfaced since we have reduced marketing spend on our reputation campaign.  We are addressing these challenges by relaunching our reputation campaign and increasing our marketing efforts particularly in our Southern California markets to once again address public perceptions, share facts and correct misinformation.

Total attendance for the first six months of 2017 declined by approximately 353,000 guests, or 3.8%, compared to the first six months of 2016.  Attendance was primarily impacted by an overall decline in U.S. domestic and international attendance, which was largely concentrated at our SeaWorld parks in Orlando and San Diego.  In addition, SeaWorld San Diego was further impacted by a decline in attendance from the Southern California markets we believe partly due to public perception issues as discussed above.  These factors were partially offset by improved attendance from guests within a 300 mile radius for our Orlando, Tampa and San Antonio markets which we believe is due to the success of our new attractions and favorable weather when compared to the prior year period.  We believe the decline in U.S. domestic attendance, particularly in Orlando, results primarily from the combined impact of reduced national advertising and competitive pressures.  To address the decline in U.S. domestic attendance, we have launched a new national media campaign, introduced targeted national offers and repositioned our summer messaging to increase emphasis on our new attractions to the U.S. domestic market.

We have experienced a decline in international attendance from historical levels due partly to the strengthening of the U.S. dollar against a variety of foreign currencies.  The decline from Latin America that we experienced in 2016 has stabilized in the second quarter, but is still down from historical levels.  Economic factors, particularly in Brazil, indicate that the Latin America market may not rebound in the near future.  Furthermore, the June 2016 announcement of the Referendum of the United Kingdom's Membership of the European Union (referred to as Brexit) introduced additional volatility and uncertainty in global stock markets and currency exchange rates which has also had an impact on our international attendance from the United Kingdom. For the first half of 2017, we have seen a decline in attendance from the United Kingdom of 13%.  Historically, attendance from the United Kingdom represents approximately 5% of our total annual attendance. Fluctuations in foreign currency exchange rates impact our business due to the effect a strong dollar has on international tourist spending.

Looking ahead to the last half of 2017, we are adjusting our five-point plan to address current challenges, particularly in our Orlando and San Diego parks.  These adjustments include increasing our investment in national advertising, developing a new national marketing campaign emphasizing our distinct experiences and reinvesting in our reputation messaging to target public perceptions particularly in our California markets.  Additionally, while our cost optimization efforts for the first half of the year have been meaningful and we are on schedule to achieve our targeted $40.0 million in net cost savings by the end of 2018, given our current financial performance, we are actively engaged in identifying an additional $25.0 million in cost savings opportunities.

We also continue to work with a leading consulting firm in an effort to enhance our pricing capabilities and capitalize on what we believe are meaningful total revenue per capita opportunities. We plan to work together on revenue enhancement and pricing with a goal of increasing our total revenue per capita.

Both attendance and total revenue per capita at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition, results of operations and cash flows.

Recent Developments

License Agreement

On May 16, 2017, SeaWorld Parks and Entertainment, Inc., a wholly-owned subsidiary of the Company, entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.

The License Agreement extends our status as Sesame Workshop’s exclusive theme park partner in the Territory, with the second Sesame Place theme park scheduled to open no later than mid 2021 in a U.S. location to be determined. After the opening of the second Sesame Place, we will have the option to build additional Sesame Place theme parks in the Territory. The agreement also makes it possible for Sesame Street characters to continue to appear at the existing distinct Sesame Street lands inside our two Busch Gardens theme parks and SeaWorld theme parks in San Diego and San Antonio, as well as a new Sesame Street land to be built in SeaWorld Orlando by fall 2022.

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

On April 5, 2016, following the Orca Announcement, a California lawmaker reintroduced the California Orca Protection Act which is a bill that he originally proposed in March 2014.  The bill proposed in 2014 would have ended all captive breeding and display of orcas in California.  Additionally that bill would have required that all orcas in California be retired to sea pens and/or sanctuaries. That bill was referred to interim study after its first public hearing in 2014. The reintroduced bill proposed in April 2016 seeks to primarily codify the Orca Announcement in California.  On August 26, 2016 this bill was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. As discussed above, the new orca programs we are developing will be consistent with these standards and began in our San Diego park in 2017 and will be in our other SeaWorld parks by 2019.  On November 4, 2016, the California Coastal Commission granted approval to permit the renovation of the existing backdrop at the orca habitat at our San Diego park.  This approval allows us to continually develop our new orca program in our San Diego park.

On February 8, 2016, the San Diego City Council put a proposal on the June 7, 2016 primary ballot for voters to decide whether the city of San Diego should have a higher minimum wage than the $10 per hour required by the State of California. The proposal was approved by San Diego voters and, beginning on July 11, 2016, the city’s minimum wage was increased to $10.50 and was increased again to $11.50 on January 1, 2017. Two years later in January 2019, annual increases to the San Diego minimum wage based on the consumer price index will start to be implemented. For a discussion of certain risks associated with the San Diego minimum wage increases, see “Risk Factors” in our Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

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

In December 2016, we announced our partnership with Miral to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island (the “Middle East Project”). As part of this partnership, we are providing certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses.

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

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our U.S. domestic and international guests, consumer confidence and other factors beyond our control, including the potential spread of contagious diseases. Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, U.S. domestic or international guests) and the mix of in-park spending.  For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC, and in Part II, Item 1A. “Risk Factors” in this report.

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

As of June 30, 2017, due to financial performance particularly late in the second quarter of 2017 at our SeaWorld Orlando park which was driven primarily by a decline in U.S. domestic and international attendance at that park, we determined a triggering event had occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit. Based on the results of the interim goodwill impairment test as of June 30, 2017, we determined that the SeaWorld Orlando reporting unit’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $269.3 million in our unaudited condensed consolidated statement of comprehensive (loss) income during the three months ended June 30, 2017.  See Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements.

Following a fundamental review of our cost structure, in 2016, we announced a comprehensive cost optimization program that was expected to reduce costs by approximately $65.0 million, with a targeted $40.0 million in net savings by the end of 2018.  As part of this program, in December 2016, we committed to and implemented a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve operations (the “2016 Restructuring Program”). The 2016 Restructuring Program involved the elimination of approximately 320 positions by the end of the fourth quarter of fiscal year 2016 across our theme parks and our headquarters. See Note 13–Restructuring Program to our unaudited condensed consolidated financial statements.

While our cost optimization efforts for the first half of the year have been meaningful and we are on schedule to achieve our targeted $40.0 million in net cost savings by the end of 2018, given our current financial performance, we are actively engaged in identifying an additional $25.0 million in cost savings opportunities.

During the six months ended June 30, 2017, we recognized $8.4 million of equity compensation expense related to certain performance-vesting restricted shares (the “2.75x Performance Restricted shares”) which partially vested on May 8, 2017 with the closing of the Sale.  During the six months ended June 30, 2016, we recognized $27.5 million of equity compensation expense related to certain performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which vested in April 2016.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements.

During the first quarter of 2016, we removed deep-water lifting floors from the orca habitats at each of our three SeaWorld-branded theme parks.  The deep-water lifting floors were intended as another safety tool for conducting in-water training in the deeper pools. The lifting floors located in the medical pools, where our orca in-water training currently takes place, were not affected. That training will continue as an essential part of our overall safety program.  Having safely and successfully conducted in-water training in the medical pools for almost 4 years, our safety and zoological professionals determined that the deep-water lifting floors in the deeper pools were no longer needed. This change provides more space for the animals, and increases the time that the deep-water pool is available by eliminating downtime for maintenance and cleaning. As a result, during the first half of 2016, we recorded $33.7 million of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statement of comprehensive (loss) income for the six months ended June 30, 2016.  During the six months ended June 30, 2016, we also recorded approximately $6.4 million in asset write-offs associated with the Blue World Project.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended June 30, 2017 and 2016. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table presents key operating and financial information for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended
	June 30,		Variance
	2017	2016	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$224,951	$223,979	$972	0.4%
Food, merchandise and other	148,799	147,157	1,642	1.1%
Total revenues	373,750	371,136	2,614	0.7%
Costs and expenses:
Cost of food, merchandise and other revenues	29,061	28,913	148	0.5%
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $3,918 and $526 for the three months ended June 30, 2017 and 2016, respectively)	189,269	191,433	(2,164)	(1.1%)
Selling, general and administrative (includes equity compensation of $7,988 and $1,935 for the three months ended June 30, 2017 and 2016, respectively)	69,152	72,032	(2,880)	(4.0%)
Goodwill impairment charges	269,332	—	269,332	ND
Depreciation and amortization	39,500	40,708	(1,208)	(3.0%)
Total costs and expenses	596,314	333,086	263,228	79.0%
Operating (loss) income	(222,564)	38,050	(260,614)	NM
Other expense, net	83	118	(35)	(29.7%)
Interest expense	19,452	14,579	4,873	33.4%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	123	—	123	ND
(Loss) income before income taxes	(242,222)	23,353	(265,575)	NM
(Benefit from) provision for income taxes	(66,372)	5,585	(71,957)	NM
Net (loss) income	$(175,850)	$17,768	$(193,618)	NM
Other data:
Attendance	6,122	5,984	138	2.3%
Total revenue per capita	$61.05	$62.02	$(0.97)	(1.6%)

ND-Not Determinable.

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended June 30, 2017 increased $1.0 million, or 0.4%, to $225.0 million as compared to $224.0 million for the three months ended June 30, 2016. The increase in admissions revenue was primarily a result of an increase in attendance of approximately 138,000 guests, or 2.3%, partially offset by a decline in admission per capita.  Attendance in the second quarter benefited from the shift in the timing of Easter into the second quarter of 2017 which was largely offset by a decline in U.S. domestic and international attendance, mainly concentrated at our SeaWorld parks in Orlando and San Diego.  In addition, SeaWorld San Diego was further impacted by a decline in attendance from the Southern California market.  We believe the decline in U.S. domestic attendance, particularly in Orlando, results primarily from the combined impact of reduced national advertising and competitive pressures. We believe the decline in attendance at our SeaWorld San Diego park partly results from public perception issues which have resurfaced since we have reduced marketing spend on our reputation campaign.  Admission per capita decreased by 1.8% to $36.74 for the second quarter of 2017 compared to $37.43 in the prior year quarter.  The decrease results primarily from a decline in U.S. domestic and international attendance, increased utilization of season pass products and associated free promotional ticket offerings and the park attendance mix when compared to the second quarter of 2016.  These factors were partially offset by price increases in our admission products.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2017 increased $1.6 million, or 1.1%, to $148.8 million as compared to $147.2 million for the three months ended June 30, 2016. The increase relates to an increase in attendance for the quarter, due primarily to the Easter shift, and was slightly offset by a decline in in-park per capita spending.  In-park per capita spending declined slightly by 1.2% to $24.31 in the second quarter of 2017 compared to $24.59 in the second quarter of 2016 partially due to a decrease in U.S. domestic and international attendance.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2017 increased slightly by $0.1 million, or 0.5%, to $29.1 million as compared to $28.9 million for the three months ended June 30, 2016.  These costs represent 19.5% and 19.6% of the related revenue earned for the three months ended June 30, 2017 and 2016, respectively.

Operating expenses. Operating expenses for the three months ended June 30, 2017 decreased $2.2 million, or 1.1%, to $189.3 million as compared to $191.4 million for the three months ended June 30, 2016.  The decrease primarily relates to a decline in direct labor costs partly related to cost savings initiatives which included a reduction in headcount resulting from the 2016 Restructuring Program somewhat offset by an increase in equity compensation expense largely related to the 2.75x Performance Restricted shares which partially vested on May 8, 2017 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).  Operating expenses were 50.6% of total revenues for the three months ended June 30, 2017 compared to 51.6% for the three months ended June 30, 2016.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2017 decreased $2.9 million, or 4.0%, to $69.2 million as compared to $72.0 million for the three months ended June 30, 2016.  The decline primarily relates to a decrease of approximately $8.0 million in marketing costs due to a reduction in reputation and national media campaigns, reduced barter expense and reduced labor and benefit costs.  These factors were partially offset by an increase of $6.1 million in equity compensation expense and an increase in other professional expenses primarily related to legal costs.  The increase in equity compensation expense largely related to the 2.75x Performance Restricted shares which partially vested on May 8, 2017 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).  As a percentage of total revenue, selling, general and administrative expenses were 18.5% in the three months ended June 30, 2017 compared to 19.4% in the three months ended June 30, 2016 primarily as a result of targeted cost savings.

Goodwill impairment charges.  Goodwill impairment charges for the three months ended June 30, 2017 relates to the full impairment of the goodwill related to our SeaWorld Orlando reporting unit.  As of June 30, 2017, due to financial performance particularly late in the second quarter of 2017 which was driven primarily by a decline in U.S. domestic and international attendance in the Orlando market, we determined a triggering event had occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit.  See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2017 decreased $1.2 million, or 3.0%, to $39.5 million as compared to $40.7 million for the three months ended June 30, 2016. The decrease in depreciation and amortization expense is primarily a result of the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the three months ended June 30, 2017 increased $4.9 million, or 33.4%, to $19.5 million as compared to $14.6 million for the three months ended June 30, 2016. The increase primarily relates to the impact of interest rate swap agreements which became effective in September of 2016. These interest rate swap agreements effectively fixed the interest rate at 2.45% on $1.0 billion of variable-rate long-term debt.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $0.1 million for the three months ended June 30, 2017 primarily relates to a write-off of discounts and debt issuance costs resulting from a voluntary prepayment of debt.  See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Benefit from income taxes. The benefit from income taxes in the three months ended June 30, 2017 was $66.4 million compared to a provision for income taxes of $5.6 million for the three months ended June 30, 2016.  The change primarily resulted from a significant decrease in pretax income in the second quarter of 2017, due primarily to the goodwill impairment charge. Our consolidated effective tax rate was 27.4% for the three months ended June 30, 2017 compared to 23.9% for the three months ended June 30, 2016.  The estimated annual effective tax rate increased due to a significant decrease in projected annual pretax income year over year, changes in permanent items primarily related to nondeductible goodwill impairment and equity-based compensation and changes in projected annual state tax expense.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table presents key operating and financial information for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended
	June 30,		Variance
	2017	2016	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$340,040	$360,905	$(20,865)	(5.8%)
Food, merchandise and other	220,067	230,472	(10,405)	(4.5%)
Total revenues	560,107	591,377	(31,270)	(5.3%)
Costs and expenses:
Cost of food, merchandise and other revenues	43,544	45,914	(2,370)	(5.2%)
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $4,854 and $9,866 for the six months ended June 30, 2017 and 2016, respectively)	346,593	371,726	(25,133)	(6.8%)
Selling, general and administrative (includes equity compensation of $11,166 and $22,185 for the six months ended June 30, 2017 and 2016, respectively)	121,570	139,386	(17,816)	(12.8%)
Goodwill impairment charges	269,332	—	269,332	ND
Restructuring and other related costs	—	112	(112)	(100.0%)
Depreciation and amortization	78,367	115,756	(37,389)	(32.3%)
Total costs and expenses	859,406	672,894	186,512	27.7%
Operating loss	(299,299)	(81,517)	(217,782)	NM
Other income, net	(3)	(24)	21	87.5%
Interest expense	37,713	29,160	8,553	29.3%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,143	—	8,143	ND
Loss before income taxes	(345,152)	(110,653)	(234,499)	NM
Benefit from income taxes	(108,173)	(44,372)	(63,801)	NM
Net loss	$(236,979)	$(66,281)	$(170,698)	NM
Other data:
Attendance	8,928	9,281	(353)	(3.8%)
Total revenue per capita	$62.74	$63.72	$(0.98)	(1.5%)

ND-Not Determinable.

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the six months ended June 30, 2017 decreased $20.9 million, or 5.8%, to $340.0 million as compared to $360.9 million for the six months ended June 30, 2016. The decrease in admissions revenue was primarily a result of a decline in attendance of 3.8%, along with a decrease of 2.1% in admissions per capita when compared to the first six months of 2016.  Total attendance for the first half of 2017 declined by approximately 353,000 guests compared to the first half of 2016.  Attendance was primarily impacted by an overall decline in U.S. domestic and international attendance, which was largely concentrated at our SeaWorld parks in Orlando and San Diego.  In addition, SeaWorld San Diego was further impacted by a decline in attendance from the Southern California market.   These factors were partially offset by improved attendance from guests within a 300 mile radius for our Orlando, Tampa and San Antonio markets which we believe is due to the success of our new attractions and favorable weather when compared to the prior year period.  We believe the decline in U.S. domestic attendance, particularly in Orlando, results primarily from the combined impact of reduced national advertising and competitive pressures along with our reduced spend on a national marketing campaign. We believe the decline in attendance at our SeaWorld San Diego park partly results from public perception issues which have resurfaced since we have reduced marketing spend on our reputation campaign. Admission per capita decreased by 2.1% to $38.09 in the six months ended June 30, 2017 compared to $38.89 in the six months ended June 30, 2016.  The decrease primarily results from a decline in U.S. domestic and international attendance, increased utilization of season pass products and associated free promotional ticket offerings and the park attendance mix when compared to the first half of 2016.  These factors were partially offset by price increases in our admission products.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2017 decreased $10.4 million, or 4.5%, to $220.1 million as compared to $230.5 million for the six months ended June 30, 2016. This decrease results from the decline in attendance and, to a lesser extent, a 0.7% decrease in in-park per capita spending to $24.65 in the six months ended June 30, 2017 compared to $24.83 in the six months ended June 30, 2016. In-park per capita spending decreased primarily due to the decline in U.S. domestic and international attendance.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2017 decreased $2.4 million, or 5.2%, to $43.5 million as compared to $45.9 million for the six months ended June 30, 2016.  These costs represent 19.8% and 19.9% of the related revenue earned for the six months ended June 30, 2017 and 2016, respectively.

Operating expenses. Operating expenses for the six months ended June 30, 2017 decreased $25.1 million, or 6.8%, to $346.6 million as compared to $371.7 million for the six months ended June 30, 2016.  The decrease primarily relates to a decline of approximately $7.0 million in direct labor costs partly related to cost savings initiatives which included a reduction in headcount resulting from the 2016 Restructuring Program, a decrease in asset write-offs of approximately $6.0 million, a reduction in equity compensation expense of approximately $5.0 million along with a reduction in other costs due to cost savings initiatives.  The decrease in equity compensation expense largely related to $9.0 million of incremental expense in the first quarter of 2016 associated with the 2.25x Performance Restricted shares which partially vested on April 1, 2016 compared to incremental equity compensation expense recorded in the second quarter of 2017 of $2.8 million associated with the 2.75x Performance Restricted shares which partially vested on May 8, 2017 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements).  The prior year period also included $6.4 million in asset write-offs associated with the canceled Blue World Project (see Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements). Operating expenses were 61.9% of total revenues for the six months ended June 30, 2017 compared to 62.9% for the six months ended June 30, 2016.

Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2017 decreased $17.8 million, or 12.8%, to $121.6 million as compared to $139.4 million for the six months ended June 30, 2016.  The decrease primarily relates to a decline in equity compensation expense of $11.0 million along with a decrease of approximately $6.0 million in marketing costs due to a reduction in reputation and national media campaigns.  The decline in equity compensation expense largely relates to $18.5 million of incremental expense in the first quarter of 2016 associated with the 2.25x Performance Restricted shares which vested on April 1, 2016 compared to incremental equity compensation expense recorded in the second quarter of 2017 of $5.6 million associated with the 2.75x Performance Restricted shares which partially vested on May 8, 2017 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).  As a percentage of total revenue, selling, general and administrative expenses were 21.7% in the six months ended June 30, 2017 compared to 23.6% in the six months ended June 30, 2016.

Goodwill impairment charges.  Goodwill impairment charges for the six months ended June 30, 2017 relates to the full impairment of the goodwill related to our SeaWorld Orlando reporting unit.  As of June 30, 2017, due to financial performance particularly late in the second quarter of 2017 which was driven primarily by a decline in U.S. domestic and international attendance in the Orlando market, we determined a triggering event had occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit.  See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details.

Restructuring and other related costs. Restructuring and other related costs for the six months ended June 30, 2016 represent severance associated with certain positions that were eliminated in the first quarter of 2016. During the six months ended June 30, 2017, there were no additional restructuring and other related costs associated with the 2016 Restructuring Program.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2017 decreased $37.4 million, or 32.3%, to $78.4 million as compared to $115.8 million for the six months ended June 30, 2016. The decrease is primarily related to $33.7 million in accelerated deprecation incurred in the first half of 2016 due to the disposal of deep-water lifting floors from our orca habitats (see Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details).  The remaining decrease relates to the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the six months ended June 30, 2017 increased $8.6 million, or 29.3%, to $37.7 million as compared to $29.2 million for the six months ended June 30, 2016. The increase primarily relates to the impact of interest rate swap agreements which became effective in September of 2016. These interest rate swap agreements effectively fixed the interest rate at 2.45% on $1.0 billion of variable-rate long-term debt.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $8.1 million for the six months ended June 30, 2017 primarily relates to a write-off of discounts and debt issuance costs resulting from Amendment 8 to our Senior Secured Credit Facilities entered into on March 31, 2017.  See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Benefit from income taxes. The benefit from income taxes in the six months ended June 30, 2017 was $108.2 million compared to a benefit of $44.4 million for the six months ended June 30, 2016.  The change primarily resulted from a higher pretax loss in the first six months of 2017 compared to the first six months of 2016 as well as an increase in the estimated annual effective tax rate. Our consolidated effective tax rate was 31.3% for the six months ended June 30, 2017 compared to 40.1% for the six months ended June 30, 2016. The estimated annual effective tax rate decreased due to a significant decrease in projected annual pretax income year over year, primarily due to the goodwill impairment charge, partially offset by a decrease in permanent items primarily related to nondeductible goodwill impairment and equity-based compensation and a decrease in projected annual state tax expense.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), common stock dividends and share repurchases. As of June 30, 2017, we had a working capital deficit of approximately $225.7 million. Partially as a result of the seasonal nature of our business, we typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major stockholders, including ZHG Group and its affiliates, may from time to time repurchase our outstanding equity and/or debt securities, including our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Senior Secured Credit Facilities, defined below. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount among current or future syndicate members, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

Dividends

Prior to September 2016, the Board had a policy to pay, subject to legally available funds, a regular quarterly dividend.  The payment and timing of cash dividends was within the discretion of the Board and depended on many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deemed relevant.  In September 2016, the Board suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long-term returns to shareholders such as, but not limited to, share repurchases, investments in new attractions or debt repayments.

During the six months ended June 30, 2017, accumulated cash dividends of $1.5 million related to previous dividend declarations were paid to certain equity plan participants upon vesting of restricted shares, including approximately $1.3 million related to certain performance-vesting restricted shares (the “2.75x Performance Restricted shares”) which vested upon the closing of the Sale on May 8, 2017.  The Company expects that for tax purposes, all of these dividends will be treated as a return of capital to stockholders.

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

Pursuant to the Share Repurchase Program, we have approximately up to $190.0 million authorized and available for future repurchases as of June 30, 2017. There were no share repurchases during the three and six months ended June 30, 2017 and 2016.  See Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details.

Other

As of June 30, 2017 the Company has five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; and mature on May 14, 2020. See Note 6–Long-Term Debt and Note 7–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$88,303	$111,737
Net cash used in investing activities	(103,975)	(103,026)
Net cash (used in) provided by financing activities	(19,452)	1,552
Net (decrease) increase in cash and cash equivalents	$(35,124)	$10,263

Cash Flows from Operating Activities

Net cash provided by operating activities was $88.3 million during the six months ended June 30, 2017 as compared to $111.7 million during the six months ended June 30, 2016.  The change in net cash provided by operating activities was primarily impacted by a decline in operating performance.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the six months ended June 30, 2017 consisted primarily of capital expenditures of $103.2 million largely related to future attractions.

Net cash used in investing activities during the six months ended June 30, 2016 consisted primarily of $103.2 million of capital expenditures largely related to attractions that opened in later in 2016.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2017 results primarily from net repayments on long-term debt of $16.8 million, $15.4 million of debt issuance costs paid in connection with Amendment No. 8 to our Senior Secured Credit Facilities, as defined below and $1.5 million in cash dividends paid, partially offset by net draws of $15.6 million on our revolving credit facility. See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Net cash used in financing activities during the six months ended June 30, 2016 was primarily attributable to a net of $50.0 million in proceeds from borrowings on our revolving credit facility, offset by $38.8 million in cash dividends paid to common stockholders and $8.4 million paid on our Term B-2 and Term B-3 Loans under the Senior Secured Credit Facilities, as defined below.

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

In connection with the Amendment, SEA borrowed $998.3 million of additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-3 Loans, with a principal amount equal to $244.7 million, and a portion of the then outstanding principal of the Term B-2 Loans, with a principal amount equal to $753.6 million, and pay other fees, costs and expenses in connection with the Amendment and related transactions. Additionally, pursuant to the Amendment, SEA terminated the existing revolving credit commitments (the “Terminated Revolving Credit Facility”) and replaced them with a new tranche with an aggregate commitment amount of $210.0 million (the “New Revolving Credit Facility”).  In connection with the Amendment, SEA recorded discounts and debt issuance costs of approximately $5.0 million. Additionally, SEA wrote-off debt issuance costs of approximately $8.0 million, which is included in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income as loss on extinguishment of debt and write-off of discounts and debt issuances costs during the six months ended June 30, 2017.  Such loss on early extinguishment of debt and write-off of discounts and debt issuance costs also includes approximately $0.1 million related to a write-off of discount and debt issuance costs resulting from a voluntary prepayment of debt during the six months ended June 30, 2017.

As of June 30, 2017, our Senior Secured Credit Facilities consisted of $561.1 million in Term B-2 Loans which will mature on May 14, 2020 and $995.8 million in Term B-5 Loans which will mature on March 31, 2024 along with a $210.0 million senior secured New Revolving Credit Facility, of which $40.0 million was outstanding as of June 30, 2017.  The New Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50.0 million and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans with an aggregate principal amount greater than $50.0 million. Subsequent to June 30, 2017, SEA repaid $40.0 million on the New Revolving Credit Facility. As of June 30, 2017, SEA had approximately $19.0 million of outstanding letters of credit, leaving approximately $151.0 million available for borrowing.

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

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of June 30, 2017, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.77 to 1.00, which results in a $90.0 million capacity for restricted payments in the year ending December 31, 2017. The amount available for share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements.

As of June 30, 2017, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities. Our ability to comply with these and other provisions of our existing debt agreements is dependent on our future performance, which is subject to many factors, some of which are beyond the our control. The breach of any of these covenants or non-compliance with any of the financial ratios and tests could result in an event of default under our existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate companies in the industry.  In addition, the presentation of Adjusted EBITDA also provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Senior Secured Credit Facilities.  Adjusted EBITDA is a material component of these covenants.

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

The following table reconciles Adjusted EBITDA to net (loss) income for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited, in thousands)
Net (loss) income	$(175,850)	$17,768	$(236,979)	$(66,281)
(Benefit from) provision for income taxes	(66,372)	5,585	(108,173)	(44,372)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	123	—	8,143	—
Interest expense	19,452	14,579	37,713	29,160
Depreciation and amortization	39,500	40,708	78,367	115,756
Goodwill impairment charges(b)	269,332	—	269,332	—
Equity-based compensation expense (c)	11,906	2,461	16,020	32,051
Other non-cash expenses (d)	696	140	913	6,644
Other business optimization costs (e)	985	961	3,102	1,836
Other adjusting items (f)	2,337	1,419	3,308	2,822
Other items (g)	2,112	170	2,112	233
Adjusted EBITDA	$104,221	$83,791	$73,858	$77,849
(a)

Reflects primarily the write-off of $8.0 million in debt issuance costs incurred on the Term B-5 Loans during the six months ended June 30, 2017. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

(b)

Reflects non-cash goodwill impairment charges incurred in the three and six months ended June 30, 2017 related to the full impairment of goodwill for our SeaWorld Orlando reporting unit.  As of June 30, 2017, due to financial performance particularly late in the second quarter of 2017, driven primarily by a decline in U.S. domestic and international attendance in the Orlando market, we determined a triggering event had occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit.  See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements.

(c)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation. For the three and six months ended June 30, 2017, includes $8.4 million associated with the 2.75x Performance Restricted shares, a portion of which vested upon closing of the Sale on May 8, 2017 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details). For the six months ended June 30, 2016, includes $27.5 million incurred in the first quarter of 2016 associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016.

(d)	Reflects non-cash expenses related to miscellaneous asset write-offs, including $6.4 million in the first quarter of 2016 associated with the Blue World Project, and non-cash losses on derivatives.
(e)

Reflects business optimization and other strategic initiative costs primarily composed of $1.0 million and $2.7 million of third party consulting costs incurred in the three and six months ended June 30, 2017, respectively and $1.0 million and $1.5 million in the three and six months ended June 30, 2016, respectively.  Also, as a result of changes to our Adjusted EBITDA covenant calculations from Amendment No. 8 to our Senior Secured Credit Facilities, for the six months ended June 30, 2017, includes a net $0.4 million of separation costs for certain positions eliminated not related to a formal restructuring program or cost saving initiative. For the six months ended June 30, 2016, also includes $0.4 million of restructuring and related costs associated with severance and other employment expenses for certain positions eliminated in the first quarter of 2016 as a result of cost saving initiatives.

(f)

Reflects costs incurred of $2.2 million and $3.2 million related to product and intellectual property development costs for the three and six months ended June 30, 2017, respectively, and approximately $0.1 million of state franchise taxes paid in the three and six months ended June 30, 2017. Reflects primarily $1.3 million and $2.7 million of product and intellectual property development costs incurred for the three and six months ended June 30, 2016, respectively, and approximately $0.1 million of state franchise taxes paid in the three and six months ended June 30, 2016.

(g)

Reflects the impact of certain items which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. The credit agreement allows these items to be excluded on an after-tax basis only, and accordingly, these items are presented net of related taxes of approximately $1.3 million in the three and six months ended June 30, 2017 and $0.1 million in the three and six months ended June 30, 2016.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K other than the long-term debt, interest obligations and other contractual obligations pursuant to Amendment No. 8 to our Senior Secured Credit Facilities entered into on March 31, 2017. As a result of these changes, our long-term debt obligations as of June 30, 2017, not including any possible prepayments are as follows for the less than one year, 1-3 year, and 3-5 year periods, and over 5 years, respectively (in thousands): $63,707; $567,331; $19,966; and $945,895. Our estimated future interest payments for our Senior Secured Credit Facilities based on interest rates in effect at June 30, 2017 are as follows for the less than one year, 1-3 year, 3-5 year periods, and over 5 years, respectively (in thousands): $59,549; $99,771; $57,428; and $49,266. Interest obligations also include letter of credit and commitment fees for the used and unused portions of our New Revolving Credit Facility. See Note 6-Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion.

In connection with the License Agreement, the Company has also committed to the following: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined within the Territory; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives, including Sesame’s annual gala event.  As a result, obligations as of June 30, 2017 related to this agreement, are estimated to be the following for the less than one year, 1-3 year, and 3-5 year periods, and over 5 years, respectively (in thousands): $10,000; $50,000; $50,000; and $20,000. Refer to Note 10–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements for further details.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These critical accounting policies include property and equipment, impairment of long-lived assets, goodwill and other indefinite-lived intangible assets, accounting for income taxes, self-insurance reserves, and revenue recognition. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on March 1, 2017, except as noted below.

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

In assessing goodwill for impairment, we may choose to initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We consider several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing of recoverability of a significant asset group within a reporting unit. If the qualitative assessment is not conclusive, then a quantitative impairment analysis for goodwill is performed at the reporting unit level. We may also choose to perform this quantitative impairment analysis instead of the qualitative analysis.  The quantitative impairment analysis compares the fair value of the reporting unit, determined using the income and market approach, to its recorded amount. If the recorded amount exceeds the fair value, then a goodwill impairment charge is recorded for the difference up to the recorded amount of goodwill.

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

Interim Impairment Test—As of June 30, 2017, due to financial performance particularly late in the second quarter of 2017 at our SeaWorld Orlando park, driven primarily by a decline in U.S. domestic and international attendance at the park, we determined a triggering event occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit, which has goodwill recorded of $269.3 million.  Based on the results of the interim goodwill impairment test as of June 30, 2017, we determined that the SeaWorld Orlando reporting unit goodwill was fully impaired.  A key assumption utilized in the goodwill analysis was a weighted average cost of capital of 9%.

Our other indefinite-lived intangible assets consist of certain trade names/trademarks and other intangible assets which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued annually using the relief from royalty method. Significant estimates required in this valuation method include estimated future revenues impacted by the trade names/trademarks, royalty rate by park, and appropriate discount rates. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information which in recent years have been materially accurate. Changes in these estimates and assumptions could materially affect the fair value determination used in the assessment of impairment. As of June 30, 2017, based on recent financial performance, an interim impairment assessment of certain trade names/trademarks related to the SeaWorld brand was performed.  Based on these assessments, there was no impairment as the estimated fair value of trade names/trademarks were in excess of their carrying values. As of June 30, 2017, we calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values by 12% to 19%.  Key assumptions utilized in the analysis were a discount rate of 11.0% and an estimated royalty rate of 3%.

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

An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, the determination of both undiscounted and discounted future cash flows requires management to make significant estimates and consider an anticipated course of action as of the balance sheet date. Subsequent changes in estimated undiscounted and discounted future cash flows arising from changes in anticipated actions could impact the determination of whether impairment exists.  During the three months ended June 30, 2017, we considered the goodwill impairment of our SeaWorld Orlando reporting unit as an indicator of impairment related to the long-lived assets associated with this park.  Accordingly, these assets were evaluated for impairment prior to completing the goodwill valuation and we concluded that no impairment of other long-lived assets had occurred for our SeaWorld Orlando park as of June 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $10.1 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at June 30, 2017, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $556.9 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $6.0 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on March 1, 2017, except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, as filed on May 9, 2017, and as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.

We have recently seen certain investors increase their ownership positions in our common stock and the frequency and scope of their communications with us regarding our business, and there can be no assurance that these stockholders’ interests align with our business or the interests of our other stockholders. For example, Hill Path Capital LP and affiliated entities filed with the SEC an Amendment No. 3 to its Schedule 13D reporting that such persons had accumulated a total of 11,951,787 shares of the Company’s common stock, which represents approximately 13.2% of the Company’s total outstanding shares of common stock. In the Schedule 13D, Hill Path Capital LP stated, among other things, that they may suggest changes in the Company’s business, operations, capital structure, capital allocation, corporate governance and other strategic matters. While we continually and actively engage with stockholders and consider their views on business and strategy, stockholder activism consumes a significant amount of management’s attention and other company resources and diverts the attention of management and our employees from our business.  Actions of activist stockholders, including potential proxy contests, could be costly and time consuming, and have a potential to disrupt our operations. Such activities could also interfere with our ability to execute our strategic plan and our long term growth. The perceived uncertainties as to our future direction caused by activist actions could affect the market price of our securities, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, board members and business partners. In addition, any interference with our annual meeting process, including but not limited to a proxy contest for the election of directors at our annual meeting, could require us to incur significant legal and other advisory fees and proxy solicitation expenses and require significant time and attention by management and our board of directors.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

We are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including guests who visit our theme parks, our employees or regulators. We are currently subject to securities litigation.  The Company is also subject to audits, inspections and investigations by, or receives requests for information from, various federal and state regulatory agencies, including, but not limited to, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS), the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA), the California Occupational Safety and Health Administration (Cal-OSHA), state departments of labor, the Florida Fish & Wildlife Commission (FWC), the Equal Employment Opportunity Commission (EEOC), the Internal Revenue Service (IRS), the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC). From time to time, various parties may also bring lawsuits against the Company. For example, in June 2017, the Company received a subpoena in connection with an investigation by the DOJ concerning disclosures and public statements made by the Company and certain executives and/or individuals on or before August 2014, including those regarding the impact of the “Blackfish” documentary, and trading in the Company’s securities.  The Company also has received subpoenas from the staff of the SEC in connection with these matters.  The Company has cooperated with these government inquiries and intends to continue to cooperate with any government requests or inquiries.

We discuss the securities litigation and other litigation to which we are subject to in greater detail below under the caption “Item 3. Legal Proceedings” and Note 10–Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The outcome of many of these proceedings cannot be predicted. If any proceedings, audits, inspections or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material sums of money, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management’s attention and resources.

We may not realize the benefits of acquisitions or other strategic initiatives.

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. For example, on December 13, 2016, we announced our partnership with Miral Asset Management LLC (the “Miral Partnership”) to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island. In addition, on March 24, 2017, we entered into a Park Exclusivity and Concept Design Agreement (“ECDA”) and a Center Concept & Preliminary Design Support Agreement (“CDSA”) with an affiliate of ZHG Group to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau. There is no assurance that the Miral Partnership or any other expansion effort for our business, including without limitation the ECDA and the CDSA, will be successful. Any international transactions and partnerships are subject to additional risks, including foreign and U.S. regulations on the import and export of animals, the impact of economic fluctuations in economies outside of the United States, difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences, as well as political instability and lesser degree of legal protection in certain jurisdictions, currency exchange fluctuations and potentially adverse tax consequences of overseas operations. In addition, the success of any acquisitions depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.

In November 2015, we communicated our roadmap to stabilize our business to drive sustainable growth.  This plan encompasses five key points which include (i) providing experiences that matter; (ii) delivering distinct guest experiences that are fun and meaningful; (iii) pursuing organic and strategic revenue growth; (iv) addressing the challenges we face; and (v) financial discipline. As part of our five point plan, on December 6, 2016, we committed to and implemented a restructuring program to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2016 Restructuring Program”). The 2016 Restructuring Program was part of our previously announced comprehensive cost optimization program that was expected to reduce costs by approximately $65.0 million, with a targeted $40.0 million in net savings by the end of 2018. The 2016 Restructuring Program involved the elimination of approximately 320 positions by the end of the fourth quarter of fiscal year 2016 across our twelve theme parks and our headquarters. As a result of declining revenue in in first half of 2017, to address the challenges identified in the second quarter, we are adjusting our approach, particularly in our San Diego and Orlando markets.  These adjustments include increasing our investment in national advertising, developing a new national marketing campaign emphasizing our distinct experiences, reinvesting in our reputation campaign to strengthen our voice in addressing public perceptions, particularly in our California markets, and repositioning our advertising to show the scope of our new attractions.  While our cost optimization efforts for the first half of the year have been meaningful and we are on schedule to achieve our targeted $40.0 million in net cost savings by the end of 2018, given our current financial performance, we are actively engaged in identifying an additional $25.0 million in cost savings opportunities.  Any of these strategies to drive sustainable growth in our business may be unsuccessful and we may not be able to achieve the targeted cost savings or grow our business.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

Our operations are capital intensive and require significant investment in long-lived assets, such as property, equipment and other long-lived assets and indefinite-lived intangible assets. Goodwill and other intangible assets represent a significant portion of our assets. We review goodwill and intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in park performance, adverse competitive conditions, adverse changes in applicable laws or regulations, including changes that restrict our activities or affect the services we offer, challenges to the validity of our intellectual property and a variety of other factors.

For example, as of June 30, 2017, due to financial performance particularly late in the second quarter of 2017 at our SeaWorld Orlando park, driven primarily by a decline in U.S. domestic and international attendance at the park, we determined a triggering event had occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit.  Based on the results of our goodwill impairment test, we recorded a non-cash goodwill impairment charge of $269.3 million which negatively impacted our results of operations. We also evaluated certain long-lived assets and trade names/trademarks for impairment and determined that there was no impairment as of June 30, 2017. There is no assurance that we will not experience similar asset impairments in the future. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations.

Our existing debt agreements contain, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.

Our existing debt agreements contain, and documents governing our future indebtedness may contain, numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, pay dividends and other distributions, make capital expenditures, make certain loans, investments and other restricted payments, enter into agreements restricting our subsidiaries’ ability to pay dividends, engage in certain transactions with stockholders or affiliates, sell certain assets or engage in mergers, acquisitions and other business combinations, amend or otherwise alter the terms of our indebtedness, alter the business that we conduct, guarantee indebtedness or incur other contingent obligations and create liens. Our existing debt agreements also require, and documents governing our future indebtedness may require, us to meet certain financial ratios and tests. Our ability to comply with these and other provisions of the existing debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. Although we currently are in compliance with our debt agreements, if our operating and financial performance deteriorates, there would be an increased risk regarding future compliance with our debt covenants. Additionally, variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.

Moody’s and Standard & Poor’s routinely evaluate our debt and have given us ratings on our senior secured debt. These ratings are based on a number of factors, which included their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in these factors and market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity and access to capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 14, 2017, the Company issued 56,232 restricted shares of common stock to certain members of the Board of Directors in consideration for their service as directors in accordance with the Company’s Fourth Amended and Restated Outside Director Compensation Policy, which vest 100% on the day before the 2018 Annual Stockholders Meeting of the Company.  The issuance of these restricted shares of common stock was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2017	April 30, 2017	17,585	$16.73	—	$190,000,035
May 1, 2017	May 31, 2017	14,033	$17.55	—	190,000,035
June 1, 2017	June 30, 2017	11,575	$15.65	—	190,000,035
		43,193		—	$190,000,035

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Leadership Changes

On July 26, 2017, Peter J. Crage gave notice of his resignation as Chief Financial Officer and Treasurer of the Company and as an officer and/or director of the Company’s subsidiaries. Mr. Crage resigned from all such positions effective as of August 1, 2017. Mr. Crage will remain as an employee of the Company through mid-August 2017, to assist with the transition of his roles to the interim Chief Financial Officer and interim Treasurer. On July 31, 2017, the Board of Directors appointed Marc G. Swanson, currently the Company’s Chief Accounting Officer, to serve as interim Chief Financial Officer and interim Treasurer of the Company, effective as of August 1, 2017.

On August 6, 2017, the Board approved the following organizational changes, effective August 7, 2017, (a) Marc G. Swanson will cease to be the Chief Accounting Officer of the Company and will become the Company’s Chief Financial Officer and Treasurer, offices in which he had been serving in an interim capacity since August 1, 2017 and (b) Elizabeth C. Gulacsy will cease to be Corporate Vice President, Financial Reporting of the Company and will become the Company’s Chief Accounting Officer.

Board of Director Changes

On June 14, 2017, effective immediately after our 2017 Annual Meeting, (i) Peter F. Wallace resigned from the Company’s Board of Directors (the “Board”), (ii) the size of the Board increased from 10 directors to 11 directors and (iii) Yoshikazu Maruyama and Yongli Wang, two director designees of the Zhonghong Group, were appointed to the Board. Mr. Maruyama was appointed to the newly-created directorship, with an initial term expiring at the Company’s 2018 Annual Meeting of Stockholders, and Mr. Wang was appointed to Mr. Wallace’s vacated directorship, the term of which expires at the Company’s 2019 Annual Meeting of Stockholders.

David F. D’Alessandro did not receive a majority of the votes cast at the 2017 Annual Meeting and, pursuant to the terms of the Company’s Bylaws, offered to tender his immediate resignation to the Board following the Annual Meeting. The Bylaws provide that the Nominating and Corporate Governance Committee (the “Committee”) of the Board must make a recommendation to the Board on whether to accept or reject such resignation, or whether other action should be taken, following which the Board must take action after considering the Committee’s recommendation.  In their deliberations with respect to Mr. D’Alessandro’s offer to resign, the Committee and the Board considered a number of factors, including the background, experience (including his seven year tenure on the Board) and the perspective that Mr. D’Alessandro brings to the Board and to the Company more generally. In that context, the Committee and the Board took into account the potential impact of Mr. D’Alessandro’s immediate departure on the Board’s and the Company’s ability to successfully address certain challenges that the Company now faces. After consideration of all of these factors, on June 22, 2017, the Committee determined that it was in the best interest of the Company for Mr. D’Alessandro to continue to serve on the Board as its non-executive chairman through December 31, 2017 at which time he will step down from the Board. As a result, the Committee unanimously recommended that the Board reject Mr. D’Alessandro’s offered immediate resignation. The disinterested members of the Board thereafter unanimously resolved to reject Mr. D’Alessandro’s immediate resignation and agreed with him that he will step down on December 31, 2017.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: August 9, 2017	By: /s/ Marc G. Swanson
Marc G. Swanson
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2017	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1

Third Amended and Restated Bylaws of SeaWorld Entertainment, Inc., effective June 14, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 16, 2017 (File No. 001-35883))

10.1*

License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.2	SeaWorld Entertainment, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2017 (File No. 001-35883))
10.3

Form of Amendment #1 to Restricted Stock Grant and Acknowledgment and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2017 (File No. 001-35883))

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

*Filed herewith.

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