Form 10-Q
period 2017-09-30
SeaWorld Entertainment, Inc.
filed 2017-11-08
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had outstanding 90,436,452 shares of Common Stock, par value $0.01 per share as of November 3, 2017.

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

•	seasonal fluctuations;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	increased labor costs and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	loss of key personnel;
•	unionization activities or labor disputes;
•	inability to meet workforce needs;
•	inability to maintain certain commercial licenses;

•	restrictions in our debt agreements limiting flexibility in operating our business;
•	our substantial leverage;
•	inability to realize the benefits of acquisitions, restructurings or other strategic initiatives and the impact of the costs associated with such activities;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses;
•	delays or restrictions in obtaining permits;
•	policies of the recently elected U.S. president and his administration;
•	actions of activist shareholders;
•	the ability of affiliates of Zhonghong Zhuoye Group Co., Ltd. to significantly influence our decisions;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$52,342	$68,958
Accounts receivable, net	49,378	36,726
Inventories	32,300	28,684
Prepaid expenses and other current assets	13,512	19,324
Total current assets	147,532	153,692
Property and equipment, at cost	2,934,915	2,828,446
Accumulated depreciation	(1,253,400)	(1,161,631)
Property and equipment, net	1,681,515	1,666,815
Goodwill, net	66,278	335,610
Trade names/trademarks, net	160,168	161,264
Other intangible assets, net	15,520	18,008
Deferred tax assets, net	31,820	22,114
Other assets	19,246	21,268
Total assets	$2,122,079	$2,378,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,762	$87,680
Current maturities of long-term debt	23,707	51,713
Accrued salaries, wages and benefits	22,416	21,010
Deferred revenue	93,923	78,891
Dividends payable	505	908
Other accrued expenses	23,490	23,410
Total current liabilities	257,803	263,612
Long-term debt, net of debt issuance costs of $9,766 and $9,702 as of September 30, 2017 and December 31, 2016, respectively	1,508,334	1,531,069
Deferred tax liabilities, net	7,229	70,033
Other liabilities	49,207	52,842
Total liabilities	1,822,573	1,917,556
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 92,550,001 and 91,861,054 shares issued at September 30, 2017 and December 31, 2016, respectively	926	919
Additional paid-in capital	637,837	621,343
Accumulated other comprehensive loss	(9,990)	(13,694)
(Accumulated deficit) retained earnings	(174,396)	7,518
Treasury stock, at cost (6,519,773 shares at September 30, 2017 and December 31, 2016)	(154,871)	(154,871)
Total stockholders’ equity	299,506	461,215
Total liabilities and stockholders’ equity	$2,122,079	$2,378,771

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
Admissions	$264,967	$294,605	$605,007	$655,510
Food, merchandise and other	172,745	190,713	392,812	421,185
Total revenues	437,712	485,318	997,819	1,076,695
Costs and expenses:
Cost of food, merchandise and other revenues	31,988	35,854	75,532	81,768
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $976 and $505 for the three months ended September 30, 2017 and 2016, respectively, and $5,830 and $10,371 for the nine months ended September 30, 2017 and 2016, respectively)	194,802	198,754	541,395	570,480
Selling, general and administrative (includes equity compensation of $2,269 and $2,040 for the three months ended September 30, 2017 and 2016, respectively and $13,435 and $24,225 for the nine months ended September 30, 2017 and 2016, respectively)	54,770	57,148	176,340	196,534
Goodwill impairment charges	—	—	269,332	—
Restructuring and other related costs	5,100	—	5,100	112
Depreciation and amortization	42,230	40,921	120,597	156,677
Total costs and expenses	328,890	332,677	1,188,296	1,005,571
Operating income (loss)	108,822	152,641	(190,477)	71,124
Other (income) expense, net	(108)	72	(111)	48
Interest expense	20,160	15,137	57,873	44,297
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	—	8,143	—
Income (loss) before income taxes	88,770	137,432	(256,382)	26,779
Provision for (benefit from) income taxes	33,736	71,777	(74,437)	27,405
Net income (loss)	$55,034	$65,655	$(181,945)	$(626)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	2,006	1,489	3,704	(12,232)
Comprehensive income (loss)	$57,040	$67,144	$(178,241)	$(12,858)
Income (loss) per share:
Net income (loss) per share, basic	$0.64	$0.77	$(2.12)	$(0.01)
Net income (loss) per share, diluted	$0.64	$0.77	$(2.12)	$(0.01)
Weighted average common shares outstanding:
Basic	86,012	85,290	85,712	84,787
Diluted	86,284	85,447	85,712	84,787
Cash dividends declared per share:
Cash dividends declared per share	$—	$0.10	$—	$0.73

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2016	91,861,054	$919	$621,343	$7,518	$(13,694)	$(154,871)	$461,215
Equity-based compensation	—	—	19,265	—	—	—	19,265
Unrealized gain on derivatives, net of tax expense of $2,465	—	—	—	—	3,704	—	3,704
Vesting of restricted shares	782,637	8	(8)	—	—	—	—
Shares withheld for tax withholdings	(94,280)	(1)	(1,612)	—	—	—	(1,613)
Exercise of stock options	590	—	11	—	—	—	11
Accumulated cash dividends related to performance shares which vested during the period	—	—	(1,270)	—	—	—	(1,270)
Adjustments to previous dividend declarations	—	—	108	31	—	—	139
Net loss	—	—	—	(181,945)	—	—	(181,945)
Balance at September 30, 2017	92,550,001	$926	$637,837	$(174,396)	$(9,990)	$(154,871)	$299,506

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,

	2017	2016
Cash Flows From Operating Activities:
Net loss	$(181,945)	$(626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment charges	269,332	—
Depreciation and amortization	120,597	156,677
Amortization of debt issuance costs and discounts	3,611	3,999
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,143	—
Loss on sale or disposal/impairment of assets	9,353	6,823
Loss on derivatives	—	1
Deferred income tax (benefit) provision	(74,437)	27,405
Equity-based compensation	19,265	34,596
Changes in assets and liabilities:
Accounts receivable	(17,448)	(14,447)
Inventories	(4,233)	(2,218)
Prepaid expenses and other current assets	6,452	5,086
Accounts payable	5,327	(2,762)
Accrued salaries, wages and benefits	1,406	4,587
Deferred revenue	19,867	21,736
Other accrued expenses	(451)	7,771
Other assets and liabilities	2,940	10,243
Net cash provided by operating activities	187,779	258,871
Cash Flows From Investing Activities:
Capital expenditures	(139,638)	(135,496)
Change in restricted cash	(717)	(624)
Other investing activities	1,515	—
Net cash used in investing activities	(138,840)	(136,120)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt	998,306	—
Repayment of long-term debt	(1,020,983)	(12,637)
Proceeds from draw on revolving credit facility	80,649	85,000
Repayment of revolving credit facility	(105,000)	(100,000)
Debt issuance costs	(15,390)	—
Dividends paid to stockholders	(1,535)	(56,756)
Payment of tax withholdings on equity-based compensation through shares withheld	(1,613)	(1,604)
Exercise of stock options	11	82
Net cash used in financing activities	(65,555)	(85,915)
Change in Cash and Cash Equivalents	(16,616)	36,836
Cash and Cash Equivalents—Beginning of period	68,958	18,971
Cash and Cash Equivalents—End of period	$52,342	$55,807
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$19,835	$10,872
Dividends declared, but unpaid	$505	$9,467

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Property and Equipment—Net

During the three months ended September 30, 2017, following a contractual dispute, the Company amended an existing agreement relating to the use of certain animals.  As a result of this amendment, which reduced the expected future cash flows related to the agreement, the Company recognized an impairment loss of approximately $7,800 which is included in operating expenses in the accompanying unaudited condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2017.  See further discussion in the “Impairment of Long-Lived Assets” section which follows.

During the first quarter of 2016, the Company made a decision to remove deep-water lifting floors from the orca habitats at each of its three SeaWorld theme parks.  As a result, during the nine months ended September 30, 2016, the Company recorded approximately $33,700 of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the unaudited condensed consolidated statements of comprehensive income (loss). During the nine months ended September 30, 2016, the Company also recorded approximately $6,400 in asset write-offs, which is included in operating expenses in the accompanying unaudited condensed consolidated statement of comprehensive income (loss), associated with its previously disclosed orca habitat expansion (the “Blue World Project”) as the Company made a decision to not move forward with the Blue World Project as originally designed and planned.

Revenue Recognition

The Company recognizes revenue upon admission into a park for single day tickets and when products are received by customers for merchandise, culinary or other in-park spending. For season passes and other multi-use admission products, deferred revenue is recorded and the related revenue is recognized over the terms of the admission product and its estimated usage. Deferred revenue includes a current and long-term portion and is included in deferred revenue and other liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, other liabilities also includes $10,000 in deferred revenue related to nonrefundable funds received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $2,900 of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2017.  The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

On March 24, 2017, the Company entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept & Preliminary Design Support Agreement (the “CDSA”) (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). Under the terms of the ECDA, the Company will work with Zhonghong Holding and a top theme park design company, to create and produce concept designs and development analysis for theme parks, water parks and interactive parks in the Territory. Under the terms of the CDSA, the Company will provide guidance, support, input, and expertise relating to the initial strategic planning, concept and preliminary design of Zhonghong Holding’s family entertainment and other similar centers.  The Company recognizes revenue under the ZHG Agreements on a straight line basis over the contractual term of the agreement including approximately $2,600 in the nine months ended September 30, 2017.  See further discussion in Note 9–Related-Party Transactions.

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

Due to financial performance particularly late in the second quarter of 2017 at the Company’s SeaWorld Orlando park, driven primarily by a decline in U.S. domestic and international attendance at the park, the Company determined a triggering event occurred that required an interim goodwill impairment test for its SeaWorld Orlando reporting unit as of June 30, 2017. Based on financial performance and the resulting impact on projections of future cash flows for this reporting unit, the Company concluded that the reporting unit’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $269,332 in its unaudited condensed consolidated statement of comprehensive income (loss) during the nine months ended September 30, 2017.  Fair value for the SeaWorld Orlando reporting unit was determined using the income approach and represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of internal projections and unobservable measurement inputs.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows:

	SeaWorld Orlando	Discovery Cove	Total
Gross carrying amount at December 31, 2016	$269,332	$66,278	$335,610
Accumulated impairment loss at December 31, 2016	—	—	—
Net carrying amount at December 31, 2016	269,332	66,278	335,610
Goodwill impairment charge	(269,332)	—	(269,332)
Net carrying amount at September 30, 2017	$—	$66,278	$66,278

The remaining goodwill balance of $66,278 as of September 30, 2017 on the accompanying unaudited condensed consolidated balance sheets relates to the Company’s Discovery Cove reporting unit.  The Company determined that an interim impairment test of its Discovery Cove reporting unit was not necessary during 2017 as a triggering event had not occurred for this reporting unit and the estimated fair value as of December 1, 2016, the most recent annual impairment test for this reporting unit, substantially exceeded its carrying value.

The Company’s other indefinite-lived intangible assets consist of certain trade names/trademarks and other intangible assets which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued annually using the relief from royalty method. Significant estimates required in this valuation method include estimated future revenues impacted by the trade names/trademarks, royalty rate by park, and appropriate discount rates. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information. As of June 30, 2017, based on financial performance, an interim impairment assessment of certain trade names/trademarks with a combined balance of $93,000 related to the SeaWorld brand was performed and the Company calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values by 12% to 19%.  Based on these assessments, the Company determined there was no impairment as the estimated fair values of these trade names/trademarks were in excess of their carrying values.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Given the current macroeconomic environment and the uncertainties regarding the related impact on financial performance, there can be no assurance that the estimates and assumptions made for purposes of the interim impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions particularly concerning its SeaWorld brand reporting units, including its projections of future cash flows and financial performance, assumed royalty rates, as well as the economic outlook are not achieved, the Company may be required to record impairment charges on its indefinite-lived intangible assets in future periods, whether in connection with the Company’s next annual impairment testing in the fourth quarter of 2017, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when the Company regularly performs its annual indefinite-lived intangible assets impairment test. It is not possible at this time to determine if any such additional future impairment charge would result or, if it does, whether such charge would be material.

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

As discussed in the “Property and Equipment–Net” section above, during the three months ended September 30, 2017, following a contractual dispute, the Company amended an existing agreement relating to the use of certain animals.  As a result of this amendment, which reduced the expected future cash flows related to the agreement, the Company recognized an impairment loss of approximately $7,800 which is included in operating expenses in the accompanying unaudited condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2017.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Recently Issued Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)–Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 aims to improve reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of the hedge accounting guidance. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those annual reporting periods with early adoption permitted. For cash flow and net investment hedges existing as of the adoption date, the guidance requires a cumulative-effect adjustment as of the beginning of the fiscal year that an entity adopts the amendments; however, the presentation and disclosure guidance should be applied prospectively.  The Company is currently assessing the impact of this ASU to its unaudited condensed consolidated financial statements and does not expect a material impact. However, the new ASU may impact the Company’s presentation and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU was issued to provide clarity and reduce diversity in practice regarding the application of guidance on the modification of equity awards. The ASU states that an entity should account for the effects of a modification unless all of the following are met: the fair value, vesting conditions and the classification of the instrument as equity or liability of the modified award is the same as that of the original award immediately before such award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company plans to adopt this ASU prospectively but does not expect a material impact upon adoption to its unaudited condensed consolidated financial statements as the Company historically has accounted for all modifications in accordance with Topic 718 and has not been subject to the exception described under this ASU.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash–a Consensus of the FASB Emerging Issues Task Force. This ASU aims to reduce the diversity in practice of the presentation of changes or transfers in restricted cash flows on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning and ending total amounts on the statement of cash flows for the period. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted and should be applied using a retrospective transition method. The Company plans to adopt this ASU using a retrospective transition method but does not expect a material impact upon adoption to its unaudited condensed consolidated statements of cash flows or unaudited condensed consolidated balance sheets.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  This ASU establishes a new lease accounting model that, for many companies, eliminates the concept of operating leases and requires entities to record lease assets and lease liabilities on the balance sheet for certain types of leases.  Under this ASU, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. The ASU will be effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities.  The provisions of the ASU are to be applied using a modified retrospective approach. The Company has not yet adopted this ASU and is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements.  Upon adoption of this ASU, the Company expects its San Diego land lease, among other operating leases, to be recorded as a right-of-use asset with a corresponding lease liability.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017 using one of two transition methods, either retrospective or a modified retrospective transition method which calculates a cumulative-effect adjustment as of the date of adoption, with earlier adoption permitted for annual periods beginning after December 15, 2016. During 2016, the FASB issued four updates to the revenue recognition guidance (Topic 606), ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements. The Company plans to adopt this guidance in the first quarter of 2018 using a modified retrospective transition method; however, it does not expect a cumulative effect adjustment, if any, to be material.  The Company has been closely monitoring developments related to this new standard and continues to evaluate its impact on accounting and disclosure requirements as well as on its licensing and international agreements.

The Company has completed an assessment of its key revenue streams as they relate to the new standard.  In particular, the Company analyzed the potential impact of the new standard on its accounting for annual and season pass products, multi-day pass products and other promotional ticket offerings which at times are sold with entitlements or other bundled products.  Based on its analysis to date, the Company does not expect significant changes to its current accounting policies and practices to apply the requirements under the new standard. The Company does not anticipate a material impact on the timing of revenue recognition upon adoption nor on the classification of revenue.  The Company does expect an impact on revenue recognition disclosures which will include additional detail on the methods used to recognize revenue and how the methods are applied as well as significant assumptions used to allocate the transaction price and estimate the standalone selling price of promised goods or services.

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows (in thousands, except per share data):

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2017			2016			2017			2016
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic earnings (loss) per share	$55,034	86,012	$0.64	$65,655	85,290	$0.77	$(181,945)	85,712	$(2.12)	$(626)	84,787	$(0.01)
Effect of dilutive incentive-based awards		272			157			—			—
Diluted earnings (loss) per share	$55,034	86,284	$0.64	$65,655	85,447	$0.77	$(181,945)	85,712	$(2.12)	$(626)	84,787	$(0.01)

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

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. The Company’s outstanding performance-vesting restricted share awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period. During the three months ended September 30, 2017 and 2016, there were approximately 4,180,000 and 4,374,000 anti-dilutive shares of common stock, respectively, excluded from the computation of diluted earnings per share. During the nine months ended September 30, 2017 and 2016, the Company excluded potentially dilutive shares of approximately 5,137,000 and 4,811,000, respectively, as their effect would have been anti-dilutive due to the Company’s net loss during those periods.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2017 was 38.0% and 29.0%, respectively.  The income tax rate for the three months ended September 30, 2017 differs from the statutory federal income tax rate primarily due to state income taxes. The income tax rate for the nine months ended September 30, 2017 differs from the statutory federal income tax rate primarily due to nondeductible goodwill impairment and equity-based compensation recorded in the second quarter of 2017. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2016 was 52.2% and 102.3%, respectively.  The income tax rate for the three months ended September 30, 2016 differs from the statutory federal income tax rate primarily due to the impacts of permanent items on the limited pretax income projected for the year.  The income tax rate for the nine months ended September 30, 2016 differs from the statutory federal income rate primarily due to equity-based compensation that was recorded in the first quarter of 2016 due to certain performance-vesting restricted shares which vested on April 1, 2016 (see further discussion in Note 11–Equity- Based Compensation), and state income taxes.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

During the three months ended June 30, 2017, an ownership shift of more than 50 percent as defined by the Internal Revenue Code (“IRC”) Section 382 occurred. The Company determined that, while an ownership shift occurred and limits were determined under Section 382 and the regulations and guidance thereunder, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state tax net operating loss carryforwards.

On October 18, 2017, the Pennsylvania Supreme Court held in Nextel Communications of Mid-Atlantic, Inc. v. Commonwealth that the net loss carryover deduction allowed for purposes of the Pennsylvania corporate net income tax violates the Uniformity Clause of the Pennsylvania Constitution. As a result the current law in Pennsylvania that places a fixed dollar limitation on the net loss carryover deduction was struck down, while retaining a percentage limitation on the net loss carryover deduction.

The Company has assessed the impact of this case on available positive and negative evidence to determine whether sufficient future taxable income in Pennsylvania will be generated to permit use of the existing deferred tax assets related to Pennsylvania net loss carryover.  Based on this evaluation, the Company has determined that in the fourth quarter of 2017 a valuation allowance of approximately $3,400 will be recorded to recognize only the portion of the deferred tax asset related to the Pennsylvania net loss carryover that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if negative evidence is no longer present due to changes in the tax law in Pennsylvania.

5. OTHER ACCRUED EXPENSES

Other accrued expenses at September 30, 2017 and December 31, 2016, consisted of the following:

	September 30,	December 31,
	2017	2016
Accrued property taxes	$11,229	$2,193
Accrued interest	558	13,631
Self-insurance reserve	7,184	7,191
Other	4,519	395
Total other accrued expenses	$23,490	$23,410

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

6. LONG-TERM DEBT

Long-term debt as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Term B-5 Loans (effective interest rate of 4.33% at September 30, 2017)	$993,314	$—
Term B-2 Loans (effective interest rate of 3.58% and 3.26% at September 30, 2017 and December 31, 2016, respectively)	557,658	1,327,850
Term B-3 Loans (effective interest rate of 4.33% at December 31, 2016)	—	245,800
Revolving credit facility	—	24,351
Total long-term debt	1,550,972	1,598,001
Less discounts	(9,165)	(5,517)
Less debt issuance costs	(9,766)	(9,702)
Less current maturities	(23,707)	(51,713)
Total long-term debt, net	$1,508,334	$1,531,069

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

In connection with the issuance of the Term B-5 Loans, SEA recorded a discount of $4,992 and debt issuance costs of $44 during the nine months ended September 30, 2017. Additionally, SEA wrote-off debt issuance costs of $7,987, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) during the nine months ended September 30, 2017. Such loss on early extinguishment of debt and write-off of discounts and debt issuance costs also includes $33 related to a write-off of discounts and debt issuance costs resulting from a mandatory prepayment of debt on March 30, 2017 and $123 related to a write-off of discounts and debt issuance costs resulting from a voluntary prepayment of debt during the nine months ended September 30, 2017.  See discussion in the Senior Secured Credit Facilities section which follows for further information.

Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying unaudited condensed consolidated balance sheets.

Senior Secured Credit Facilities

As of September 30, 2017, the Senior Secured Credit Facilities consisted of $557,658 in Term B-2 Loans which will mature on May 14, 2020, $993,314 in Term B-5 Loans which will mature on March 31, 2024 and a $210,000 New Revolving Credit Facility, which was not drawn upon as of September 30, 2017.  The New Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50,000 and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 loans with an aggregate principal amount greater than $50,000. The outstanding balance under the Terminated Revolving Credit Facility was included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2016 due to the Company’s intent to repay the borrowings within the following twelve month period.

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

Term B-5 Loans

The Term B-5 Loans were initially borrowed in an aggregate principal amount of $998,306 on March 31, 2017 in connection with the Amendment. Borrowings of Term B-5 Loans under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to an applicable margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds rate plus 1/2 of 1%  or (b) a LIBOR rate determined by reference to the British Bankers Association (“BBA”) LIBOR Rate, or the successor thereto if the BBA is no longer making a LIBOR rate available for the interest period relevant to such borrowing. The Term B-5 Loans applicable margin must be adjusted for any Incremental Term Loan (as defined in the Senior Secured Credit Facilities) margin that is more than 50 basis points per annum greater so that the Term B-5 Loans margin is not less than the Incremental Term Loan margin by more than 50 basis points. The applicable margin for the Term B-5 Loans is 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

New Revolving Credit Facility

Borrowings of loans in the New Revolving Credit Facility under the Senior Secured Credit Facilities bear interest at a rate equal to an applicable margin over either, at SEA’s option, (a) a base rate determined by reference to the higher of  the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate”, in each case, plus an applicable margin equal to 1.75% and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate based on the BBA LIBOR rate or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing (provided in no event shall such LIBOR rate with respect to the borrowings be less than 0.0% per annum).  The applicable margin for borrowings under the New Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans.  The applicable margin for borrowings under the New Revolving Credit Facility are subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

As of September 30, 2017, SEA had approximately $19,050 of outstanding letters of credit leaving $190,950 available for borrowing.

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

As of September 30, 2017, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 4.93 to 1.00, which results in the Company having a $90,000 capacity for restricted payments in 2017, provided that the total net leverage ratio does not exceed 5.75 to 1.00, measured quarterly on a pro forma basis after giving effect to any such restricted payment. However, the amount available for share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter, as set forth above.

As of September 30, 2017, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Long-term debt as of September 30, 2017 is repayable as follows:

Years Ending December 31,
2017	$5,926
2018	23,707
2019	23,707
2020	536,763
2021	9,983
Thereafter	950,886
Total	$1,550,972

Interest Rate Swap Agreements

As of September 30, 2017, the Company has five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1,000,000 of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1,000,000; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; the Company receives a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of September, December, March and June through maturity.

SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 7–Derivative Instruments and Hedging Activities that follows.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements was $69,408 and $42,521 in the nine months ended September 30, 2017 and 2016, respectively. Cash paid for interest in the nine months ended September 30, 2017 includes $12,904 relating to the Company’s fourth quarter 2016 interest payable on its Senior Secured Credit Facilities which was paid on January 3, 2017.

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

As of September 30, 2017 and December 31, 2016, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. On September 30, 2016, the Company’s four Interest Rate Swap Agreements with a combined notional value of $1,250,000 matured in accordance with their terms and the five interest rate forward swap agreements with a combined notional value of $1,000,000 became effective.  The interest rate swap agreements were designated as cash flow hedges of interest rate risk.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017, there was no ineffectiveness on cash flow hedges. During the three and nine months ended September 30, 2016, an immaterial loss related to the ineffective portion was recognized in other expense (income), net, on the accompanying unaudited condensed consolidated statements of comprehensive income (loss). Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $9,037 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	Liability Derivatives		Liability Derivatives
	As of September 30, 2017		As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other liabilities	$16,639	Other liabilities	$22,808
Total derivatives designated as hedging instruments		$16,639		$22,808

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss):

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships:
Gain (loss) related to effective portion of derivatives recognized in accumulated other comprehensive loss	$6,298	$1,612	$16,066	$(25,276)
(Loss) gain related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$(2,957)	$880	$(9,897)	$2,546
Loss related to ineffective portion of derivatives recognized in other (income) expense, net	$—	$—	$—	$(1)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of September 30, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17,336. As of September 30, 2017, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $17,336.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the nine months ended September 30, 2017, net of tax:

Accumulated other comprehensive loss:	(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2016	$(13,694)
Other comprehensive income before reclassifications	9,646
Amounts reclassified from accumulated other comprehensive loss to interest expense	(5,942)
Unrealized gain on derivatives, net of tax	3,704
Accumulated other comprehensive loss at September 30, 2017	$(9,990)

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of September 30, 2017 and the Term B-2 and Term B-3 Loans were classified in Level 2 of the fair value hierarchy as of December 31, 2016. The fair value of the term loans as of September 30, 2017 and December 31, 2016 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2017.  The Company did not have any assets measured on a recurring basis at fair value as of September 30, 2017.  The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of September 30, 2017:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2017
Liabilities:
Derivative financial instruments (a)	$—	$16,639	$—	$16,639
Long-term obligations (b)	$—	$1,550,972	$—	$1,550,972

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $16,639.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $23,707 and long-term debt of $1,508,334 as of September 30, 2017.

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

9. RELATED-PARTY TRANSACTIONS

ZHG Agreements

In connection with the Sale, which closed on May 8, 2017, during the nine months ended September 30, 2017, Sellers reimbursed the Company for approximately $4,000 of related costs and expenses incurred by the Company.

On March 24, 2017, the Company entered into the ZHG Agreements with Zhonghong Holding, an affiliate of ZHG Group.  In exchange for providing services under the ZHG Agreements, the Company is expected to receive fees as well as a travel stipend per year through 2019.  The Company recognizes revenue under the ZHG Agreements on a straight line basis over the contractual term of the agreements.  Revenue recognized in the nine months ended September 30, 2017 was approximately $2,600 related to these agreements. See further discussion regarding the Sale in Note 1–Description of the Business and Basis of Presentation and Note 12–Stockholders’ Equity.

Debt and Interest Payments

As of December 31, 2016, approximately $25,000 aggregate principal amount of Term B-2 Loans were owned by affiliates of Blackstone.  The Company makes voluntary and mandatory principal repayments as well as periodic principal and interest payments on such debt in accordance with its terms from time to time. There were no debt amounts owned by affiliates of the Company as of September 30, 2017.  See Note 6–Long-Term Debt for further discussion.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On March 2, 2017, following a case management conference held on March 1, 2017, the Court entered a scheduling order, which provided that fact discovery be completed by October 20, 2017.  The scheduling order also provided deadlines for expert discovery and other pretrial deadlines, with a trial date of September 18, 2018.  On March 6, 2017, the Court entered an amended scheduling order providing that Plaintiff must file its motion for class certification by May 19, 2017.  On March 31, 2017, Plaintiffs filed a motion to compel discovery against the Company and Blackstone.  A hearing on the motion was held on April 18, 2017.  Following the hearing, Plaintiff’s motion was granted in part and denied in part. On May 19, 2017, Plaintiffs filed their motion for class certification and on July 27, 2017 defendants filed a brief in opposition to the motion, and a hearing on the motion is set for November 13, 2017.  On August 25, 2017, the United States filed a motion to intervene and partially stay discovery and, on September 6, the Court stayed depositions through November 30.  On September 8, 2017, the Court entered an order modifying the scheduling order, which provided, among other things, that fact discovery be completed by January 22, 2018.  On September 11, 2017, the Court issued an order further revising the schedule and set a trial date for December 4, 2018.  The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants.  The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price.  The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company.  The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf.  On May 21, 2015, the defendants filed a motion to stay the lawsuit pending resolution of the Company’s securities class action lawsuit. On September 21, 2015, the Court granted the motion and ordered that the derivative action to be stayed in favor of the securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC). On March 15, 2017, plaintiff moved to lift the stay entered by the court on September 21, 2015.  Defendants filed a brief in opposition to plaintiff’s motion on May 23, 2017. On September 12, 2017, following oral argument, the Court denied plaintiff’s motion.

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

The Company filed a motion to dismiss the entirety of the SAC with prejudice on February 25, 2016.  The United States District Court for the Southern District of California granted the Company’s motion to dismiss the entire SAC with prejudice and entered judgment for the Company on May 13, 2016.  Plaintiffs filed their notice of appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on June 10, 2016.  The appeal has been fully briefed and is awaiting an oral argument date.  The Ninth Circuit has stated that it may hear the argument in February, March, or April 2018.

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

Plaintiffs filed a Third Amended Class Action Complaint on November 22, 2016.  The Company moved to dismiss portions of that pleading, but the motion to dismiss was denied.  What remains at this point are plaintiff's claims under California's Unfair Competition Law, False Advertising Law and the CLRA based on the purchase of tickets; plaintiff's California Unfair Competition Law and False Advertising Law claims based on the purchase of plush toys; and plaintiff's claims under California's Unfair Competition Law based on the purchase of plush toys. The case is in the preliminary stages of discovery, with briefing on class certification currently scheduled for March through June 2018, and fact discovery currently set to close on June 22, 2018.

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

With regard to the order granting certification, on March 24, 2017, the Company filed a Rule 23(f) petition with the United States Court of Appeals for the Eleventh Circuit seeking interlocutory review of such order.  While the Rule 23(f) petition was pending, on April 17, 2017, the United States District Court for the Middle District of Florida issued another order, this time granting plaintiff’s motion for summary judgment as to liability and denying the Company’s motion for partial summary judgment.  The United States District Court for the Middle District of Florida decided that the Company breached the contract by failing to terminate the contract once the passes were paid in full.  No determination of damages was made nor has the court entered any final judgment.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On May 15, 2017, a three-judge panel of the United States Court of Appeals for the Eleventh Circuit denied the Company’s Rule 23(f) petition on the grounds that the April 17, 2017 summary judgment order of the United States District Court for the Middle District of Florida constituted a “final judgment” and therefore the Company could appeal the final judgment.  The United States Court of Appeals for the Eleventh Circuit did not address any of the arguments on the merits.  The Company moved for reconsideration of the order of the United States Court of Appeals for the Eleventh Circuit and filed a notice of appeal of the “final judgment” determination that same day.  The Company had two related proceedings pending with the United States Court of Appeals for the Eleventh Circuit – (i) the motion for reconsideration of the denial of the Company’s Rule 23(f) petition and (ii) the appeal of the “final judgment” determination with respect to the April 17, 2017 summary judgment order of the United States District Court for the Middle District of Florida.  On August 28, 2017, the Eleventh Circuit issued an order dismissing the final appeal for lack of jurisdiction and remanded the case to the District Court.  A trial on damages will most likely be held in May or June of 2018.  The Company intends to continue to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

License Agreement

On May 16, 2017, SEA entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  The License Agreement supersedes the previous two license agreements and extends SEA’s status as Sesame’s exclusive theme park partner in the United States, Puerto Rico and the U.S. Virgin Islands (the “Territory”), and provides for the payment of certain royalty payments based on gross receipts for stand-alone theme parks (“Standalone Parks”) and license fees and merchandise royalties for Sesame themed areas within SEA theme parks (“Sesame Lands”). Sesame will retain the right to develop certain family entertainment centers subject to certain restrictions including size, number, types of attractions and geographic location.  SEA’s principal commitments pursuant to the License Agreement include: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined within the Territory; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives, including Sesame’s annual gala event.  The Company estimates the combined obligations for these commitments could be up to approximately $150,000 over the term of the agreement.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

11. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value.  The cost is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  Effective January 1, 2017, in accordance with its adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company elected to recognize the impact of forfeitures as they occur (see further discussion in Note 2–Recent Accounting Pronouncements).  The Company has granted stock options, time-vesting restricted share awards and performance-vesting restricted share awards. The Company used the Black-Scholes Option Pricing Model to value its stock options.  The Company used the closing stock price on the date of grant to value its time-vesting restricted share awards granted in 2013 and subsequent years and its performance-vesting restricted share awards granted in 2015 and subsequent years.

Total equity compensation expense was $3,245 and $19,265 for the three and nine months ended September 30, 2017. Total equity compensation expense was $2,545 and $34,596 for the three and nine months ended September 30, 2016.  Equity compensation expense for the nine months ended September 30, 2017 includes approximately $8,400 related to certain of the Company’s performance-vesting restricted shares (the “2.75x Performance Restricted shares”) for which a portion vested on May 8, 2017 with the closing of the Sale. Equity compensation expense for the nine months ended September 30, 2016 includes $27,516 related to certain of the Company’s performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which became probable of vesting and vested on April 1, 2016.  See 2.25x and 2.75x Performance Restricted Shares and Equity Plan Modification section which follows for further details.  Equity compensation expense is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of September 30, 2017 was approximately $33,400 which is expected to be recognized over the respective service periods.

The activity related to the Company’s time-vesting and performance-vesting share awards during the nine months ended September 30, 2017 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	1,323,025	$17.47	451,289	$17.88	212,369	$18.43	1,310,726	$8.19
Granted	1,185,276	$17.25	912,986	$18.16	791,108	$18.57	—	—
Vested	(327,489)	$18.06	—	—	—	—	(455,148)	$13.24
Forfeited	(216,588)	$17.88	(506,811)	$17.92	(110,052)	$18.74	(227,285)	$13.06
Outstanding at September 30, 2017	1,964,224	$17.19	857,464	$18.15	893,425	$18.51	628,293	$3.75

The activity related to the Company’s stock option awards during the nine months ended September 30, 2017 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,441,900	$18.67
Forfeited	(353,449)	$17.98
Expired	(43,592)	$18.81
Exercised	(590)	$18.67
Outstanding at September 30, 2017	3,044,269	$18.75	7.90	$—
Exercisable at September 30, 2017	1,262,329	$18.95	7.78	$—

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

As of September 30, 2017, there were 7,269,698 shares of common stock available for future issuance under the Company’s 2017 Omnibus Incentive Plan.

As part of the Company’s annual compensation-setting process and in accordance with the Company’s Equity Award Grant Policy (the “Equity Grant Policy”), on December 7, 2016 the Compensation Committee approved an annual bonus plan (the “2017 Bonus Plan”) for the fiscal year ending December 31, 2017 (“Fiscal 2017”).

Bonus Performance Restricted Shares

The 2017 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of specified performance goals with respect to Fiscal 2017 Adjusted EBITDA (weighted at 50%), Total Revenue (weighted at 30%) and Adjusted EBITDA Margin (weighted at 20%). The total number of shares eligible to vest is based on the level of achievement of the targets for Fiscal 2017 which ranges from 0% (if below threshold performance), to 30% (for threshold performance), to 100% (for target performance) and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target and maximum levels, the resulting weighted payment will be adjusted on a linear basis.  Pursuant to the Equity Grant Policy, on March 3, 2017, the Company granted 888,235 Bonus Performance Restricted shares under its 2017 Bonus Plan which represented the total shares that could be earned under the maximum performance level of achievement.  Subsequent grants were made on July 11, 2017 and on October 10, 2017 to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees.

The Company also had an annual bonus plan (the “2016 Bonus Plan”) for the fiscal year ended December 31, 2016 (“Fiscal 2016”), under which certain employees were eligible to receive a bonus with respect to Fiscal 2016, payable 50% in cash and 50% in Bonus Performance Restricted shares based upon the Company’s achievement of Fiscal 2016 Adjusted EBITDA.  Based on the Company’s actual Fiscal 2016 Adjusted EBITDA results, no equity compensation expense was recorded in 2016 related to the 2016 Bonus Plan and all of the outstanding shares forfeited in the first quarter of 2017.

In accordance with ASC 718, Compensation-Stock Compensation, equity compensation expense is recorded on shares probable of vesting. Based on the Company’s progress during the nine months ended September 30, 2017 towards its performance goals for Fiscal 2017, a portion of the outstanding Bonus Performance Restricted shares were considered probable of vesting as of September 30, 2017; therefore, equity compensation expense has been recorded related to shares considered probable of vesting. If the probability of vesting related to these shares changes in a subsequent period, equity compensation expense that would have been recorded over the requisite service period had the shares been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

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

Long-Term Incentive Performance Restricted Shares

The Long-Term Incentive Performance Restricted shares granted under the 2017 Long-Term Incentive Plan are expected to vest following the end of the three year performance period beginning on January 1, 2017 and ending on December 31, 2019 based upon the Company’s achievement of pre-established performance goals with respect to Adjusted EBITDA (weighted at 50%), Total Revenue (weighted at 30%) and Return on Invested Capital (weighted at 20%) for the three-year performance period, as defined by the 2017 Long-Term Incentive Grant. The total number of Long-Term Incentive Performance Restricted shares eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (for at or above maximum performance). For actual performance between the specified threshold, target and maximum levels, the resulting vesting percentage will be adjusted on a linear basis. Pursuant to the Equity Grant Policy, as of September 30, 2017, the Company had granted 587,947 Long-Term Incentive Performance Restricted shares, net of forfeitures, under its 2017 Long-Term Incentive Plan which represented the total shares that could be earned under the maximum performance level of achievement.  Equity compensation expense is recognized ratably over the three year performance period, if the performance condition is probable of being achieved, beginning on the date of grant and through December 31, 2019.  Based on the Company’s progress towards its respective performance goals for Fiscal 2017, none of the Long-Term Incentive Performance Restricted shares related to the Fiscal 2017 performance period are considered probable of vesting as of September 30, 2017; therefore, no equity compensation expense has been recorded related to these shares.  If probability of vesting related to these shares changes in a subsequent period, all equity compensation expense related to those shares that would have been recorded over the requisite service period had the shares been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Long-Term Incentive Performance Restricted shares granted under the 2016 and 2015 Long-Term Incentive Grant vest following the end of a three year performance period beginning on January 1 of the fiscal year in which the award was granted and ending on December 31 of the third fiscal year based upon the Company’s achievement of certain performance goals with respect to Adjusted EBITDA for each respective fiscal year performance period. The total number of shares eligible to vest is based on the level of achievement of the Adjusted EBITDA target for each fiscal year in the performance period which ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target, and maximum levels, the resulting vesting percentage is adjusted on a linear basis. Total shares earned (approximately 33% are eligible to be earned per year), based on the actual performance percentage for each performance year, will vest on the date the Company’s Compensation Committee determines the actual performance percentage for the third fiscal year (the “Determination Date”) in the performance period if the employee has not terminated prior to the last day of such fiscal year. Additionally, all unearned shares will forfeit immediately as of the Determination Date.

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

As of September 30, 2017, the Company had awarded 411,547 Long-Term Incentive Performance Restricted shares, net of forfeitures, under the 2016 and 2015 Long-Term Incentive Plans which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined.  For accounting purposes, the performance goals for the respective performance periods must be established for a grant date to be determined.  As such, since the performance goal for Fiscal 2017 was established in the first quarter of 2017, for accounting purposes, 137,183 of the Long-Term Incentive Performance Restricted shares awarded under the 2016 and 2015 Long-Term Incentive Plans, net of forfeitures, have a grant date in 2017. As of September 30, 2017, 106,069 Long-Term Incentive Performance Restricted shares, net of forfeitures, which were awarded under the 2016 Long-Term Incentive Plan relate to the fiscal year ending December 31, 2018 (“Fiscal 2018”) performance period.  The performance target for the Fiscal 2018 performance period has not yet been set and will be determined by the Compensation Committee during the first quarter of 2018, at which time, for accounting purposes, the grant date and respective grant-date fair value will be determined for these shares.

Based on the Company’s actual Adjusted EBITDA for Fiscal 2016 and 2015, the threshold performance level for Fiscal 2016 and the maximum performance level for Fiscal 2015 was not met; as such all of the Long-Term Incentive Performance Restricted shares related to Fiscal 2016 and a portion related to Fiscal 2015 are not considered probable of vesting as of September 30, 2017 and are expected to forfeit on their respective Determination Date.

Total unrecognized equity compensation expense related to the Fiscal 2018 performance period has not been determined as the grant date and grant-date fair value for these awards have not yet occurred for accounting purposes, as such no expense has been recorded related to this performance period.

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

Other Grants

During the three months ended September 30, 2017, the Company granted 214,580 time-vesting restricted shares (the “Retention Awards”) to certain officers and employees of the Company.  For the Retention Awards, 170,601 time-vesting restricted shares will vest 50% on each of the two anniversaries of the date of grant, 15,000 time-vesting restricted shares will vest 100% on the first anniversary of the date of grant, 23,979 will vest 100% on October 11, 2018 and 5,000 time-vesting restricted shares will vest 100% on March 31, 2018, subject to continued employment through the vesting date.

In accordance with the Company’s Fourth Amended and Restated Outside Director Compensation Policy, on June 14, 2017, 56,232 time-vesting restricted shares were granted to the non-employee directors of the Company’s Board of which vest 100% on the day before the next Annual Stockholders Meeting, subject to the outside directors’ continued service on the Board through such vesting date.

12. STOCKHOLDERS’ EQUITY

As of September 30, 2017, 92,550,001 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 4,449,475 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company.

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

As of September 30, 2017, the Company had $505 of cash dividends recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet, which relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved as of September 30, 2017. These shares carry dividend rights and therefore the dividends accumulate and will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.

During the nine months ended September 30, 2017, accumulated cash dividends of $1,535 related to previous dividend declarations were paid to certain equity plan participants upon vesting of restricted shares, including approximately $1,300 related to certain 2.75x Performance Restricted shares which vested upon closing of the Sale on May 8, 2017 (see Note 11–Equity-Based Compensation for further details). The Company expects that for tax purposes all of these dividends will be treated as a return of capital to stockholders.  Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

Share Repurchase Program

In 2014, the Board authorized the repurchase of up to $250,000 of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.  The Company has remaining authorization for up to $190,000 for future repurchases under the Share Repurchase Program as of September 30, 2017.  There were no share repurchases during the three and nine months ended September 30, 2017 and 2016.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

13. RESTRUCTURING PROGRAMS

In October 2017, the Company executed a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2017 Restructuring Program”). The 2017 Restructuring Program involves the elimination of approximately 350 positions by the end of the fourth quarter of 2017 across certain of the Company’s theme parks and corporate headquarters. As a result, during the three months ended September 30, 2017, the Company recorded $5,100 in pre-tax restructuring and other related costs associated primarily with estimated severance and other termination benefits related to the 2017 Restructuring Program.  Severance and other termination benefits are provided under an ongoing benefit arrangement as defined by ASC 712, Compensation-Nonretirement Postemployment Benefits, and, accordingly, the liability was recorded in accrued salaries, wages, and benefits on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2017.

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

The 2017 and 2016 Restructuring Program activity for the nine months ended September 30, 2017 was as follows:

Severance and Other Employment Expenses	2016 Restructuring Program	2017 Restructuring Program	Total
Liability as of December 31, 2016	$7,842	$—	$7,842
Costs incurred	—	5,100	5,100
Reduction in estimated expenses	(572)	—	(572)
Payments made	(6,941)	—	(6,941)
Liability as of September 30, 2017	$329	$5,100	$5,429

The remaining liability as of September 30, 2017 under the 2016 Restructuring Program relates to restructuring and other related costs to be paid as contractually obligated by December 31, 2017 and is included in accrued salaries, wages and benefits in the accompanying unaudited condensed consolidated balance sheet.

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

During the three months ended September 30, 2017, we hosted approximately 7.6 million guests in our theme parks, including approximately 0.8 million international guests, generated total revenues of $437.7 million and net income of $55.0 million.  During the nine months ended September 30, 2017, we hosted approximately 16.5 million guests in our theme parks, including approximately 1.8 million international guests, generated total revenues of $997.8 million and incurred a net loss of $181.9 million, inclusive of a non-cash goodwill impairment charge of $269.3 million. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details relating to the non-cash goodwill impairment charge.

Our results for the first nine months of 2017 reflect a decline in U.S. domestic (defined as guests outside of a 300 mile radius to our parks) and international attendance, largely impacting our Orlando and San Diego parks.  In addition, SeaWorld San Diego was further impacted by a decline in attendance from the Southern California market.  These factors were partially offset by improved attendance from guests within a 300 mile radius for our Orlando and San Antonio markets.  Results, particularly for the third quarter of 2017, were also adversely impacted by the effects of Hurricane Irma which caused park closures in Orlando and Tampa, and to a lesser extent, the effects of Hurricane Harvey, which caused park closures and travel disruptions in Texas as well as weather impacts in Virginia.  See further discussion in the “―Trends Affecting Our Results of Operations” section below.

In November 2015 we introduced a three year, five-point plan to stabilize our business and to drive sustainable growth. This strategic plan encompasses five key points which include (i) providing experiences that matter; (ii) delivering distinct guest experiences that are fun and meaningful; (iii) pursuing organic and strategic revenue growth; (iv) addressing the challenges we face; and (v) financial discipline.

During the first nine months of 2017, we have seen some success in certain elements of our plan as attendance from our 300 mile and in guests has increased in our Orlando and San Antonio markets and season pass sales to date are up in all markets outside of California.  However, as we announced last quarter, based on recent business trends, we are adjusting our five-point plan to specifically address current challenges, particularly in our Orlando and San Diego parks.  These adjustments include increasing our planned investment in national advertising, developing a new national marketing campaign emphasizing our distinct experiences and reinvesting in our reputation campaign to target public perceptions nationally, but particularly in our California markets.  During the third quarter, we began implementing these targeted actions by finalizing our new “From Park to Planet” national advertising and marketing campaign.   We launched the campaign in our California market in October 2017 and plan to launch it nationwide in early 2018.  The campaign, which has received early positive feedback, conveys our commitment to making a positive impact on the planet’s animals and oceans.  The ad was named the top “Breakthrough Ad of Q3 for 2017” by Ace Metrix, a leading marketing research firm, and ranked as the single highest-rated travel ad in the history of its hospitality database, which dates back to 2010.  During the third quarter we also introduced a new promotional “SoCal Pass” product in our San Diego park.

Our cost optimization efforts for the first nine months of the year have been meaningful and we are on schedule to achieve our targeted $40.0 million in net cost savings by the end of 2018.  Additionally, during the quarter ended September 30, 2017, we identified an additional $25.0 million in potential cost savings opportunities. As a part of this effort, in October 2017, we executed a new restructuring program to reduce costs, increase efficiencies, reduce duplication of functions and improve our operations (the “2017 Restructuring Program”). The 2017 Restructuring Program involved the elimination of approximately 350 positions by the end of the fourth quarter of 2017 across certain of our theme parks and corporate headquarters. As a result, during the three months ended September 30, 2017, we recorded $5.1 million in pre-tax restructuring charges related to estimated severance and other termination benefits incurred in connection with the 2017 Restructuring Program. See Note 13–Restructuring Programs in our notes to the unaudited condensed consolidated financial statements for further details.

Separately, we continue to progress on our partnership with Miral Asset Management LLC (“Miral”) to develop SeaWorld Abu Dhabi and with Zhonghong Holding Co., Ltd. (“Zhonghong Holding”) to provide design, support and advisory services for various potential projects in China, Taiwan, Hong Kong and Macau.  See the “―Recent Developments―International Development Strategy” section below.  We have also entered into a new license agreement with Sesame Workshop to extend our status as Sesame Workshop’s exclusive theme park partner in the United States, Puerto Rico, and the U.S. Virgin Islands (the “Territory”), with the second Sesame Place theme park scheduled to open no later than mid-2021. After the opening of the second Sesame Place, we will have the option to build additional Sesame Place theme parks in the Territory (see the “―Recent Developments―License Agreement” section below).

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 61% of our total revenue for both the three and nine months ended September 30, 2017. For the three months ended September 30, 2017, we reported $34.82 in admission per capita, representing a decrease of 1.4% from the three months ended September 30, 2016. For the nine months ended September 30, 2017, we reported $36.59 in admission per capita, representing a decrease of 1.6% from the nine months ended September 30, 2016.  Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day or annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing which on average is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. For both the three and nine months ended September 30, 2017, food, merchandise and other revenue accounted for approximately 39% of our total revenue.  For the three months ended September 30, 2017, we reported $22.70 of in-park per capita spending, a slight decrease of 0.7% from the three months ended September 30, 2016.  For the nine months ended September 30, 2017, we reported $23.75 of in-park per capita spending, a slight decrease of 0.6% from the nine months ended September 30, 2016.  In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, passholders, U.S. domestic or international guests) and the mix of in-park spending.  As an example, domestic and international guests tend to drive higher in-park per capita spending when compared to other guests.  See further discussion in the “Results of Operations” section which follows.

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

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation.  Adverse publicity concerning our business generally could harm our brands, reputation and results of operations.  The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity.  Public perception issues are a barrier to visitation for our SeaWorld-branded parks which have also been the target of negative media attention concerning the orcas in our care, particularly in the state of California.  We believe we experienced demand pressures in 2014 and 2015 in California, due to such media attention.  We introduced a number of initiatives, including marketing and reputation campaigns to address public perceptions, share facts and correct misinformation.  We believe those efforts had a positive impact on public perceptions and on our reputation as we saw improvement in our attendance and revenue trends in California in 2016.  Towards the latter half of 2016, we largely reduced our reputation campaigns as we believed public perceptions had improved. However, attendance in 2017 at our SeaWorld San Diego park has since deteriorated.

We believe the decline in attendance particularly at our SeaWorld San Diego park partly results from public perception issues which have resurfaced since we reduced marketing spend on our national reputation campaign.  We are addressing these challenges by relaunching our reputation campaign and increasing our marketing efforts nationally, but particularly in our Southern California market to once again address public perceptions, share facts and correct misinformation. During the third quarter of 2017, we finalized our new “From Park to Planet” national advertising and marketing campaign.   We launched the campaign in our California market in October 2017 and plan to launch it nationwide in early 2018.  The campaign, which has received early positive feedback, conveys our commitment to making a positive impact on the planet’s animals and oceans.  During the third quarter we also introduced a new promotional “SoCal Pass” product in our San Diego park.

Total attendance for the first nine months of 2017 declined by approximately 1.1 million guests, or 6.2%, compared to the first nine months of 2016.  Attendance was primarily impacted by an overall decline in U.S. domestic and international attendance, which was largely concentrated at our parks in Orlando and San Diego.  In addition, SeaWorld San Diego was further impacted by a decline in attendance from the Southern California market which we believe was partly due to public perception issues as discussed above.  These factors were partially offset by improved attendance from guests within a 300 mile radius for our Orlando and San Antonio markets which we believe is partly due to the success of our new attractions when compared to the prior year period.  Attendance, particularly for the third quarter of 2017, was also adversely impacted by the effects of Hurricane Irma which caused park closures in Orlando and Tampa, and to a lesser extent, the effects of Hurricane Harvey which caused park closures and travel disruptions in Texas as well as weather impacts in Virginia.  We believe the decline in U.S. domestic attendance, particularly in Orlando, results primarily from the combined impact of reduced national advertising and competitive pressures.  To address the decline in U.S. domestic attendance, we launched a new national media campaign, introduced targeted national offers and repositioned our messaging to increase emphasis on our new attractions to the U.S. domestic market.

Throughout 2017 we have experienced a decline in international attendance from multiple markets, with a plurality of that decline coming from the United Kingdom.  We believe these declines are due partly to the strengthening of the U.S. dollar against a variety of foreign currencies; in addition, we believe competitive pressures may also be impacting international attendance in our Orlando market.   The June 2016 announcement of the Referendum of the United Kingdom's Membership of the European Union (referred to as Brexit) introduced additional volatility and uncertainty in global stock markets and currency exchange rates which has also had an impact on our international attendance from the United Kingdom. Attendance from the United Kingdom declined by 28% in the third quarter of 2017, compared to the prior year third quarter, and by 21% for the first nine months of 2017 compared to the same period in 2016.  Historically, attendance from the United Kingdom represents approximately 5% of our total annual attendance.

Latin America attendance for the third quarter of 2017 was down 11% when compared to the third quarter of 2016 and for the first nine months of 2017 was down 6% when compared to the first nine months of 2016.  Economic factors, particularly in Brazil, indicate that the Latin America market may not rebound in the near future.  Fluctuations in foreign currency exchange rates impact our business due to the effect a strong dollar has on international tourist spending.

Looking ahead, we are adjusting our five-point plan to address current challenges, particularly in our Orlando and San Diego parks.  These adjustments include increasing our planned investment in national advertising, developing a new national marketing campaign emphasizing our distinct experiences and reinvesting in our reputation messaging to target public perceptions nationally, but particularly in our California markets.  Our cost optimization efforts for the first nine months of the year have been meaningful and we are on schedule to achieve our previously announced targeted $40.0 million in net cost savings by the end of 2018.  Additionally, during the quarter ended September 30, 2017, we identified an additional $25.0 million in potential cost savings opportunities. As a part of this effort, in October 2017, we executed the 2017 Restructuring Program to reduce costs, increase efficiencies, reduce duplication of functions and improve our operations. The 2017 Restructuring Program involved the elimination of approximately 350 positions by the end of the fourth quarter of 2017 across certain of our theme parks and corporate headquarters. As a result, during the three months ended September 30, 2017, we recorded $5.1 million in pre-tax restructuring charges related to estimated severance and other termination benefits incurred in connection with the 2017 Restructuring Program. See Note 13–Restructuring Programs in our notes to the unaudited condensed consolidated financial statements for further details.

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

The License Agreement extends our status as Sesame Workshop’s exclusive theme park partner in the Territory, with the second Sesame Place theme park scheduled to open no later than mid-2021 in a U.S. location to be determined. After the opening of the second Sesame Place, we will have the option to build additional Sesame Place theme parks in the Territory. The agreement also makes it possible for Sesame Street characters to continue to appear at the existing distinct Sesame Street lands inside our two Busch Gardens theme parks and SeaWorld theme parks in San Diego and San Antonio, as well as a new Sesame Street land to be built in SeaWorld Orlando by fall 2022.

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

On February 8, 2016, the San Diego City Council put a proposal on the June 7, 2016 primary ballot for voters to decide whether the city of San Diego should have a higher minimum wage than the $10 per hour required by the State of California. The proposal was approved by San Diego voters and, beginning on July 11, 2016, the city’s minimum wage was increased to $10.50 and was increased again to $11.50 on January 1, 2017. Two years later in January 2019, annual increases to the San Diego minimum wage based on the consumer price index will be implemented. For a discussion of certain risks associated with the San Diego minimum wage increases, see “Risk Factors” in our Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

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

Due to financial performance, particularly late in the second quarter of 2017 at our SeaWorld Orlando park which was driven primarily by a decline in U.S. domestic and international attendance at that park, we determined a triggering event had occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit. Based on the results of the interim goodwill impairment test as of June 30, 2017, we determined that the SeaWorld Orlando reporting unit’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $269.3 million in our unaudited condensed consolidated statement of comprehensive income (loss) during the nine months ended September 30, 2017.  See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details.

Following a fundamental review of our cost structure, in 2016, we announced a comprehensive cost optimization program that was expected to reduce costs by approximately $65.0 million, with a targeted $40.0 million in net savings by the end of 2018.  As part of this program, in December 2016, we committed to and implemented a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve operations (the “2016 Restructuring Program”). The 2016 Restructuring Program involved the elimination of approximately 320 positions by the end of the fourth quarter of fiscal year 2016 across our theme parks and our headquarters. Additionally, during the quarter ended September 30, 2017, we identified an additional $25.0 million in potential cost savings opportunities. As a part of these efforts, in October 2017, we executed the 2017 Restructuring Program to reduce costs, increase efficiencies, reduce duplication of functions and improve our operations. The 2017 Restructuring Program involved the elimination of approximately 350 positions by the end of the fourth quarter of 2017 across certain of our theme parks and corporate headquarters. As a result, during the three months ended September 30, 2017, we recorded $5.1 million in pre-tax restructuring charges related to estimated severance and other termination benefits incurred in connection with the 2017 Restructuring Program. See Note 13–Restructuring Programs in our notes to the unaudited condensed consolidated financial statements for further details.

During the nine months ended September 30, 2017, we recognized $8.4 million of equity compensation expense related to certain performance-vesting restricted shares (the “2.75x Performance Restricted shares”) which partially vested on May 8, 2017 with the closing of the Sale.  During the nine months ended September 30, 2016, we recognized $27.5 million of equity compensation expense related to certain performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which vested in April 2016.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.

During the three months ended September 30, 2017, following a contractual dispute, we amended an existing agreement relating to the use of certain animals.  As a result of this amendment, we recognized an impairment loss of approximately $7.8 million related to the associated long-lived assets. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details.

During the first quarter of 2016, we removed deep-water lifting floors from the orca habitats at each of our three SeaWorld-branded theme parks.  The deep-water lifting floors were intended as another safety tool for conducting in-water training in the deeper pools. The lifting floors located in the medical pools, where our orca in-water training currently takes place, were not affected. That training will continue as an essential part of our overall safety program.  Having safely and successfully conducted in-water training in the medical pools for almost 4 years, our safety and zoological professionals determined that the deep-water lifting floors in the deeper pools were no longer needed. This change provides more space for the animals, and increases the time that the deep-water pool is available by eliminating downtime for maintenance and cleaning. As a result, during the first nine months of 2016, we recorded $33.7 million of accelerated depreciation related to the disposal of these lifting floors, which is included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, we also recorded approximately $6.4 million in asset write-offs associated with the Blue World Project.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended September 30, 2017 and 2016. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table presents key operating and financial information for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended
	September 30,		Variance
	2017	2016	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$264,967	$294,605	$(29,638)	(10.1%)
Food, merchandise and other	172,745	190,713	(17,968)	(9.4%)
Total revenues	437,712	485,318	(47,606)	(9.8%)
Costs and expenses:
Cost of food, merchandise and other revenues	31,988	35,854	(3,866)	(10.8%)
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $976 and $505 for the three months ended September 30, 2017 and 2016, respectively)	194,802	198,754	(3,952)	(2.0%)
Selling, general and administrative (includes equity compensation of $2,269 and $2,040 for the three months ended September 30, 2017 and 2016, respectively)	54,770	57,148	(2,378)	(4.2%)
Restructuring and other related costs	5,100	—	5,100	ND
Depreciation and amortization	42,230	40,921	1,309	3.2%
Total costs and expenses	328,890	332,677	(3,787)	(1.1%)
Operating income	108,822	152,641	(43,819)	(28.7%)
Other (income) expense, net	(108)	72	(180)	NM
Interest expense	20,160	15,137	5,023	33.2%
Income before income taxes	88,770	137,432	(48,662)	(35.4%)
Provision for income taxes	33,736	71,777	(38,041)	(53.0%)
Net income	$55,034	$65,655	$(10,621)	(16.2%)
Other data:
Attendance	7,609	8,341	(732)	(8.8%)
Total revenue per capita	$57.52	$58.18	$(0.66)	(1.1%)

ND-Not Determinable.

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended September 30, 2017 decreased $29.6 million, or 10.1%, to $265.0 million as compared to $294.6 million for the three months ended September 30, 2016. The decrease in admissions revenue was primarily a result of a decline in attendance of approximately 732,000 guests, or 8.8%.  Attendance in the third quarter was primarily impacted by a decline in U.S. domestic and international attendance, largely concentrated at our parks in Orlando and San Diego.  In addition, SeaWorld San Diego was further impacted by a decline in attendance from the Southern California market.  Attendance for the third quarter was also adversely impacted by the effects of Hurricane Irma in Florida, which caused park closures in Orlando and Tampa, and to a lesser extent, the effects of Hurricane Harvey, which caused park closures and travel disruptions in Texas as well as weather impacts in Virginia.  We believe the decline in U.S. domestic attendance, particularly in Orlando, results primarily from the combined impact of reduced national advertising and competitive pressures. We believe the decline in attendance at our SeaWorld San Diego park partly results from public perception issues which have resurfaced since we reduced marketing spend on our national reputation campaign.  Admission per capita decreased by 1.4% to $34.82 for the third quarter of 2017 compared to $35.32 in the prior year quarter.  The decrease results primarily from the mix of guests, including a higher mix of season pass attendance and free promotional ticket offerings along with the impact of less barter revenue when compared to the third quarter of 2016.  These factors were partially offset by price increases in our admission products.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2017 decreased $18.0 million, or 9.4%, to $172.7 million as compared to $190.7 million for the three months ended September 30, 2016. The decrease relates primarily to the decline in attendance for the quarter and was also slightly impacted by a decline in in-park per capita spending.  In-park per capita spending declined by 0.7% to $22.70 in the third quarter of 2017 compared to $22.86 in the third quarter of 2016.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2017 decreased by $3.9 million, or 10.8%, to $32.0 million as compared to $35.9 million for the three months ended September 30, 2016.  These costs represent 18.5% and 18.8% of the related revenue earned for the three months ended September 30, 2017 and 2016, respectively.

Operating expenses. Operating expenses for the three months ended September 30, 2017 decreased $4.0 million, or 2.0%, to $194.8 million as compared to $198.8 million for the three months ended September 30, 2016.  The decrease primarily relates to a decline in direct labor costs partly related to cost savings initiatives which included a reduction in headcount resulting from the 2016 Restructuring Program along with a reduction in other costs due to cost savings initiatives and a decline in volume.  These factors were partially offset by an increase in asset write-offs and impairments primarily related to $7.8 million of impairment of certain long-lived assets. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details.  Operating expenses were 44.5% of total revenues for the three months ended September 30, 2017 compared to 41.0% for the three months ended September 30, 2016.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2017 decreased $2.4 million, or 4.2%, to $54.8 million as compared to $57.1 million for the three months ended September 30, 2016.  The decline primarily relates to reduced barter expense of approximately $4.8 million and a decrease of $1.4 million in marketing costs when compared to the third quarter of 2016.  These factors were partially offset by an increase of $3.9 million in other professional expenses primarily related to legal costs.  As a percentage of total revenue, selling, general and administrative expenses were 12.5% in the three months ended September 30, 2017 compared to 11.8% in the three months ended September 30, 2016.

Restructuring charges and other related costs.  Restructuring charges and other related costs for the three months ended September 30, 2017 represent estimated severance and other termination benefits associated with certain positions that were eliminated in the fourth quarter of 2017 as a result of the 2017 Restructuring Program.  See Note 13–Restructuring Charges in our notes to the unaudited condensed consolidated financial statements for further details.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2017 increased $1.3 million, or 3.2%, to $42.2 million as compared to $40.9 million for the three months ended September 30, 2016. The slight increase in depreciation and amortization expense is primarily a result of the impact of new asset additions, partially offset by asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended September 30, 2017 increased $5.0 million, or 33.2%, to $20.2 million as compared to $15.1 million for the three months ended September 30, 2016. The increase primarily relates to the impact of the refinancing amendment, Amendment No. 8 (the “Amendment”), to our existing senior secured credit facilities (the “Senior Secured Credit Facilities”) along with the impact of interest rate swap agreements which became effective in September of 2016. These interest rate swap agreements effectively fixed the interest rate at 2.45% on $1.0 billion of variable-rate long-term debt.  See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Provision for income taxes. The provision for income taxes in the three months ended September 30, 2017 was $33.7 million compared to $71.8 million for the three months ended September 30, 2016.  The change primarily resulted from a significant decrease in pretax income in the third quarter of 2017 along with a decrease in our consolidated effective tax rate. Our consolidated effective tax rate was 38.0% for the three months ended September 30, 2017 compared to 52.2% for the three months ended September 30, 2016.  The estimated annual effective tax rate decreased due to the impacts in 2016 of non-deductible expenses on the limited pretax income projected for the year ended December 31, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table presents key operating and financial information for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended
	September 30,		Variance
	2017	2016	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$605,007	$655,510	$(50,503)	(7.7%)
Food, merchandise and other	392,812	421,185	(28,373)	(6.7%)
Total revenues	997,819	1,076,695	(78,876)	(7.3%)
Costs and expenses:
Cost of food, merchandise and other revenues	75,532	81,768	(6,236)	(7.6%)
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $5,830 and $10,371 for the nine months ended September 30, 2017 and 2016, respectively)	541,395	570,480	(29,085)	(5.1%)
Selling, general and administrative (includes equity compensation of $13,435 and $24,225 for the nine months ended September 30, 2017 and 2016, respectively)	176,340	196,534	(20,194)	(10.3%)
Goodwill impairment charges	269,332	—	269,332	ND
Restructuring and other related costs	5,100	112	4,988	NM
Depreciation and amortization	120,597	156,677	(36,080)	(23.0%)
Total costs and expenses	1,188,296	1,005,571	182,725	18.2%
Operating (loss) income	(190,477)	71,124	(261,601)	NM
Other (income) expense, net	(111)	48	(159)	NM
Interest expense	57,873	44,297	13,576	30.6%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,143	—	8,143	ND
(Loss) income before income taxes	(256,382)	26,779	(283,161)	NM
(Benefit from) provision for income taxes	(74,437)	27,405	(101,842)	NM
Net loss	$(181,945)	$(626)	$(181,319)	NM
Other data:
Attendance	16,537	17,622	(1,085)	(6.2%)
Total revenue per capita	$60.34	$61.10	$(0.76)	(1.2%)

ND-Not Determinable.

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the nine months ended September 30, 2017 decreased $50.5 million, or 7.7%, to $605.0 million as compared to $655.5 million for the nine months ended September 30, 2016. The decrease in admissions revenue was primarily a result of a decline in attendance of 6.2%, and, to a lesser extent, a decrease of 1.6% in admissions per capita when compared to the first nine months of 2016.  Total attendance for the first nine months of 2017 declined by approximately 1.1 million guests compared to the first nine months of 2016.  Attendance was primarily impacted by an overall decline in U.S. domestic and international attendance, which was largely concentrated at our parks in Orlando and San Diego.  In addition, SeaWorld San Diego was further impacted by a decline in attendance from the Southern California market.   These factors were partially offset by improved attendance from guests within a 300 mile radius for our Orlando and San Antonio markets which we believe is partly due to the success of our new attractions.  Attendance, particularly for the third quarter of 2017, was also adversely impacted by the effects of Hurricane Irma which caused park closures in Orlando and Tampa, and to a lesser extent, the effects of Hurricane Harvey which caused park closures and travel disruptions in Texas as well as weather impacts in Virginia.  We believe the decline in U.S. domestic attendance, particularly in Orlando, results primarily from the combined impact of reduced national advertising and competitive pressures. We believe the decline in attendance at our SeaWorld San Diego park partly results from public perception issues which have resurfaced since we reduced marketing spend on our national reputation campaign. Admission per capita decreased by 1.6% to $36.59 in the nine months ended September 30, 2017 compared to $37.20 in the nine months ended September 30, 2016.  The decrease primarily results from the mix of guests, including a higher mix of season pass attendance and free promotional ticket offerings along with the impact of less barter revenue when compared to the prior year period.  These factors were partially offset by price increases in our admission products when compared to the first nine months of 2016.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2017 decreased $28.4 million, or 6.7%, to $392.8 million as compared to $421.2 million for the nine months ended September 30, 2016. This decrease results from the decline in attendance and, to a lesser extent, a 0.6% decrease in in-park per capita spending to $23.75 in the nine months ended September 30, 2017 compared to $23.90 in the nine months ended September 30, 2016.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2017 decreased $6.2 million, or 7.6%, to $75.5 million as compared to $81.8 million for the nine months ended September 30, 2016.  These costs represent 19.2% and 19.4% of the related revenue earned for the nine months ended September 30, 2017 and 2016, respectively.

Operating expenses. Operating expenses for the nine months ended September 30, 2017 decreased $29.1 million, or 5.1%, to $541.4 million as compared to $570.5 million for the nine months ended September 30, 2016.  The decrease primarily relates to a decline of approximately $17.0 million in direct labor costs partly related to cost savings initiatives which included a reduction in headcount resulting from the 2016 Restructuring Program and a reduction in equity compensation expense of approximately $4.5 million along with a reduction in other costs due to cost savings initiatives. These factors were partially offset by an increase of $2.1 million in asset write-offs and impairments primarily related to $7.8 million of impairment of certain long-lived assets in 2017 compared to asset write-offs of $6.4 million in 2016 associated with the Blue World Project.  See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details.  The decrease in equity compensation expense largely related to $9.0 million of incremental expense in the first quarter of 2016 associated with the 2.25x Performance Restricted shares which vested on April 1, 2016 compared to incremental equity compensation expense recorded in the second quarter of 2017 of $2.8 million associated with the 2.75x Performance Restricted shares which partially vested on May 8, 2017 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details). Operating expenses were 54.3% of total revenues for the nine months ended September 30, 2017 compared to 53.0% for the nine months ended September 30, 2016.

Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 2017 decreased $20.2 million, or 10.3%, to $176.3 million as compared to $196.5 million for the nine months ended September 30, 2016.  The decrease primarily relates to a decline in equity compensation expense of $10.8 million along with a decrease of approximately $7.5 million in marketing costs due to a reduction in reputation and national media campaigns.  The decline in equity compensation expense largely relates to $18.5 million of incremental expense in the first quarter of 2016 associated with the 2.25x Performance Restricted shares which vested on April 1, 2016 compared to incremental equity compensation expense recorded in the second quarter of 2017 of $5.6 million associated with the 2.75x Performance Restricted shares which partially vested on May 8, 2017 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).  As a percentage of total revenue, selling, general and administrative expenses were 17.7% in the nine months ended September 30, 2017 compared to 18.3% in the nine months ended September 30, 2016.

Goodwill impairment charges.  Goodwill impairment charges for the nine months ended September 30, 2017 relates to the full impairment of the goodwill for our SeaWorld Orlando reporting unit.  Due to financial performance, particularly late in the second quarter of 2017 which was driven primarily by a decline in U.S. domestic and international attendance in the Orlando market, we determined a triggering event had occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit.  See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details.

Restructuring and other related costs. Restructuring and other related costs for the nine months ended September 30, 2017 represent estimated severance and other termination benefits associated with certain positions which were eliminated in the fourth quarter of 2017 as a result of the 2017 Restructuring Program.  Restructuring and other related costs for the nine months ended September 30, 2016 represent severance associated with certain positions that were eliminated in the first quarter of 2016. See Note 13–Restructuring Charges in our notes to the unaudited condensed consolidated financial statements for further details.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2017 decreased $36.1 million, or 23.0%, to $120.6 million as compared to $156.7 million for the nine months ended September 30, 2016. The decrease is primarily related to $33.7 million in accelerated deprecation incurred in the first half of 2016 due to the disposal of deep-water lifting floors from our orca habitats (see Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details).  The remaining decrease relates to the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the nine months ended September 30, 2017 increased $13.6 million, or 30.6%, to $57.9 million as compared to $44.3 million for the nine months ended September 30, 2016. The increase primarily relates to the impact of interest rate swap agreements which became effective in September of 2016 along with the impact of the Amendment. The interest rate swap agreements effectively fixed the interest rate at 2.45% on $1.0 billion of variable-rate long-term debt. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $8.1 million for the nine months ended September 30, 2017 primarily relates to a write-off of discounts and debt issuance costs resulting from the Amendment to our Senior Secured Credit Facilities entered into on March 31, 2017.  See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

(Benefit from) provision for income taxes. The benefit from income taxes in the nine months ended September 30, 2017 was $74.4 million compared to a provision of $27.4 million for the nine months ended September 30, 2016.  The change primarily resulted from a pretax loss in the first nine months of 2017 compared to pretax income in the first nine months of 2016 and was also impacted by a decrease in the estimated annual effective tax rate. Our consolidated effective tax rate was 29.0% for the nine months ended September 30, 2017 compared to 102.3% for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the effective tax rate was reduced for nondeductible equity-based compensation and the goodwill impairment charge due to a significant pretax loss projected for 2017. For the nine months ended September 30, 2016, significant nondeductible equity-based compensation resulted in an increase to the tax rate due to projected pretax income.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), common stock dividends and share repurchases. As of September 30, 2017, we had a working capital deficit of approximately $110.3 million. Partially as a result of the seasonal nature of our business, we typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

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

During the nine months ended September 30, 2017, accumulated cash dividends of $1.5 million related to previous dividend declarations were paid to certain equity plan participants upon vesting of restricted shares, including approximately $1.3 million related to certain performance-vesting restricted shares (the “2.75x Performance Restricted shares”), which vested upon the closing of the Sale on May 8, 2017.  The Company expects that for tax purposes, all of these dividends will be treated as a return of capital to stockholders.

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

Pursuant to the Share Repurchase Program, we have approximately up to $190.0 million authorized and available for future repurchases as of September 30, 2017. There were no share repurchases during the three and nine months ended September 30, 2017 and 2016.  See Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details.

Other

As of September 30, 2017 the Company has five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; and mature on May 14, 2020. See Note 6–Long-Term Debt and Note 7–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by operating activities	$187,779	$258,871
Net cash used in investing activities	(138,840)	(136,120)
Net cash used in financing activities	(65,555)	(85,915)
Net (decrease) increase in cash and cash equivalents	$(16,616)	$36,836

Cash Flows from Operating Activities

Net cash provided by operating activities was $187.8 million during the nine months ended September 30, 2017 as compared to $258.9 million during the nine months ended September 30, 2016.  The change in net cash provided by operating activities was primarily impacted by a decline in operating performance.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the nine months ended September 30, 2017 consisted primarily of capital expenditures of $139.6 million largely related to future attractions.

Net cash used in investing activities during the nine months ended September 30, 2016 consisted primarily of $135.5 million of capital expenditures largely related to attractions that opened in 2017.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2017 results primarily from net repayments on long-term debt of $22.7 million, net repayments of $24.4 million on our revolving credit facility and $15.4 million of debt issuance costs paid in connection with Amendment No. 8 to our Senior Secured Credit Facilities, as defined below. See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

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

In connection with the Amendment, SEA borrowed $998.3 million of additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-3 Loans, with a principal amount equal to $244.7 million, and a portion of the then outstanding principal of the Term B-2 Loans, with a principal amount equal to $753.6 million, and pay other fees, costs and expenses in connection with the Amendment and related transactions. Additionally, pursuant to the Amendment, SEA terminated the existing revolving credit commitments (the “Terminated Revolving Credit Facility”) and replaced them with a new tranche with an aggregate commitment amount of $210.0 million (the “New Revolving Credit Facility”).  In connection with the Amendment, SEA recorded discounts and debt issuance costs of approximately $5.0 million. Additionally, SEA wrote-off debt issuance costs of approximately $8.0 million, which is included in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) as loss on extinguishment of debt and write-off of discounts and debt issuances costs during the nine months ended September 30, 2017.  Such loss on early extinguishment of debt and write-off of discounts and debt issuance costs also includes approximately $0.1 million related to a write-off of discount and debt issuance costs resulting from a voluntary prepayment of debt during the nine months ended September 30, 2017.

As of September 30, 2017, our Senior Secured Credit Facilities consisted of $557.7 million in Term B-2 Loans which will mature on May 14, 2020 and $993.3 million in Term B-5 Loans which will mature on March 31, 2024 along with a $210.0 million senior secured New Revolving Credit Facility, which was not drawn upon as of September 30, 2017.  The New Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50.0 million and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans with an aggregate principal amount greater than $50.0 million. As of September 30, 2017, SEA had approximately $19.1 million of outstanding letters of credit, leaving approximately $190.9 million available for borrowing.

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

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of September 30, 2017, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.93 to 1.00, which results in a $90.0 million capacity for restricted payments in the year ending December 31, 2017. The amount available for share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements.

As of September 30, 2017, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities. Our ability to comply with these and other provisions of our existing debt agreements is dependent on our future performance, which is subject to many factors, some of which are beyond our control. The breach of any of these covenants or non-compliance with any of the financial ratios and tests could result in an event of default under our existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA-related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate companies in the industry.  In addition, the presentation of Adjusted EBITDA also provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Senior Secured Credit Facilities.  Adjusted EBITDA is a material component of these covenants.

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

The following table reconciles Adjusted EBITDA to net income (loss) for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited, in thousands)
Net income (loss)	$55,034	$65,655	$(181,945)	$(626)
Provision for (benefit from) income taxes	33,736	71,777	(74,437)	27,405
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	—	8,143	—
Interest expense	20,160	15,137	57,873	44,297
Depreciation and amortization	42,230	40,921	120,597	156,677
Goodwill impairment charges(b)	—	—	269,332	—
Equity-based compensation expense (c)	3,245	2,545	19,265	34,596
Other non-cash expenses (d)	7,814	1	8,727	6,645
Other business optimization costs (e)	6,732	103	9,834	1,939
Other adjusting items (f)	1,024	(117)	4,332	2,705
Other items (g)	2,351	—	4,463	233
Adjusted EBITDA	$172,326	$196,022	$246,184	$273,871

(a)

Reflects primarily the write-off of $8.0 million in debt issuance costs incurred on the Term B-5 Loans during the nine months ended September 30, 2017. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

(b)

Reflects non-cash goodwill impairment charges incurred in the nine months ended September 30, 2017 related to the full impairment of goodwill for our SeaWorld Orlando reporting unit.  Due to financial performance particularly late in the second quarter of 2017, driven primarily by a decline in U.S. domestic and international attendance in the Orlando market, we determined a triggering event had occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit during the second quarter of 2017.  See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details.

(c)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation. For the nine months ended September 30, 2017, includes $8.4 million associated with the 2.75x Performance Restricted shares, a portion of which vested upon closing of the Sale on May 8, 2017 (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details). For the nine months ended September 30, 2016, includes $27.5 million incurred in the first quarter of 2016 associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016.

(d)

Reflects non-cash expenses related to miscellaneous asset write-offs, including $7.8 million associated with certain long-lived assets which were impaired as of September 30, 2017 and $6.4 million associated with the Blue World Project in the first quarter of 2016, as well as non-cash losses on derivatives. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details.

(e)

Consists primarily of (1) business optimization and other strategic initiative costs primarily composed of $5.1 million recorded in the three and nine months ended September 30, 2017 related to the 2017 Restructuring Program; (2) third party consulting costs of approximately $0.9 million and $3.6 million incurred in the three and nine months ended September 30, 2017, respectively, and approximately $0.1 million and $1.6 million incurred in the three and nine months ended September 30, 2016, respectively; and (3) additional net separation costs of $0.1 million and $0.5 million incurred in the three and nine months ended September 30, 2017, respectively, for certain positions eliminated not related to a formal restructuring program or cost saving initiative. For the nine months ended September 30, 2016, also includes $0.4 million of restructuring and related costs associated with severance and other employment expenses for certain positions eliminated in the first quarter of 2016 as a result of cost saving initiatives.

(f)

Reflects primarily costs incurred of $0.6 million and $3.8 million related to product and intellectual property development costs for the three and nine months ended September 30, 2017, respectively, and less than $0.1 million and approximately $0.2 million of state franchise taxes paid in the three and nine months ended September 30, 2017, respectively. Reflects an adjustment of $0.1 million and costs incurred of $2.6 million related to product and intellectual property development costs for the three and nine months ended September 30, 2016, respectively, and approximately $0.1 million of state franchise taxes paid in the nine months ended September 30, 2016.

(g)

Reflects the impact of certain items which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. The credit agreement allows these items to be excluded on an after-tax basis only, and accordingly, these items are presented net of related taxes of approximately $1.4 million and $2.7 million in the three and nine months ended September 30, 2017, respectively, and $0.1 million in the nine months ended September 30, 2016.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, as filed on May 9, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as filed on August 9, 2017.

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

Interim Impairment Test—Due to financial performance particularly late in the second quarter of 2017 at our SeaWorld Orlando park, driven primarily by a decline in U.S. domestic and international attendance at the park, we determined a triggering event occurred during the second quarter of 2017 that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit, which has goodwill recorded of $269.3 million.  Based on the results of the interim goodwill impairment test as of June 30, 2017, we determined that the SeaWorld Orlando reporting unit goodwill was fully impaired.  A key assumption utilized in the goodwill analysis was a weighted average cost of capital of 9%.

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

During the three months ended September 30, 2017, we amended an existing agreement relating to the use of certain animals.  As a result of this amendment, which reduced the expected future cash flows related to the agreement, we recognized an impairment loss of approximately $7.8 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

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

We manage interest rate risk using a combination of fixed-rate long-term debt and interest rate swaps that fix a portion of our variable-rate long-term debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $9.0 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at September 30, 2017, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $550.9 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $5.9 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on March 1, 2017, except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, as filed on May 9, 2017, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as filed on August 9, 2017 and as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Risks Related to Our Business and Our Industry

We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.

We have recently seen certain investors increase their ownership positions in our common stock and the frequency and scope of their communications with us regarding our business, and there can be no assurance that these stockholders’ interests align with our business or the interests of our other stockholders. For example, Hill Path Capital LP and affiliated entities filed with the SEC an Amendment No. 4 to its Schedule 13D reporting that such persons had accumulated a total of 13,163,464 shares of the Company’s common stock, which represents approximately 14.5% of the Company’s total outstanding shares of common stock. In the Schedule 13D, Hill Path Capital LP stated, among other things, that they may suggest changes in the Company’s business, operations, capital structure, capital allocation, corporate governance and other strategic matters. While we continually and actively engage with stockholders, including Hill Path Capital LP, and consider their views on business and strategy, stockholder activism consumes a significant amount of management’s attention and other company resources and diverts the attention of management and our employees from our business.  We recently added to our board of directors a member affiliated with one of our major stockholders, Hill Path Capital LP.  In addition, we have entered into a cooperation agreement with Hill Path Capital LP with a view to working collaboratively to build long-term stockholder value. However, in the future we may have disagreements with activist stockholders and the actions of activist stockholders, including potential proxy contests, could be costly and time consuming, and have a potential to disrupt our operations. Such activities could also interfere with our ability to execute our strategic plan and our long term growth. The perceived uncertainties as to our future direction caused by activist actions could affect the market price of our securities, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, board members and business partners. In addition, any interference with our annual meeting process, including but not limited to a proxy contest for the election of directors at our annual meeting, could require us to incur significant legal and other advisory fees and proxy solicitation expenses and require significant time and attention by management and our board of directors.

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

In November 2015, we communicated our roadmap to stabilize our business to drive sustainable growth.  This plan encompasses five key points which include (i) providing experiences that matter; (ii) delivering distinct guest experiences that are fun and meaningful; (iii) pursuing organic and strategic revenue growth; (iv) addressing the challenges we face; and (v) financial discipline. As part of our five-point plan, on December 6, 2016, we committed to and implemented a restructuring program to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2016 Restructuring Program”). The 2016 Restructuring Program was part of our previously announced comprehensive cost optimization program that was expected to reduce costs by approximately $65.0 million, with a targeted $40.0 million in net savings by the end of 2018. The 2016 Restructuring Program involved the elimination of approximately 320 positions by the end of the fourth quarter of fiscal year 2016 across our twelve theme parks and our headquarters. As a result of declining revenue in first half of 2017, to address the challenges identified in the second quarter, we are adjusting our approach, particularly in our San Diego and Orlando markets.  These adjustments include increasing our planned investment in national advertising, developing a new national marketing campaign emphasizing our distinct experiences and reinvesting in our reputation campaign to target public perceptions nationally, but particularly in our California markets.  While our cost optimization efforts for the first half of the year have been meaningful and we are on schedule to achieve our targeted $40.0 million in net cost savings by the end of 2018, during the quarter ended September 30, 2017, we identified an additional $25.0 million in potential cost savings opportunities.  As part of this additional cost savings effort, we executed a new restructuring program in October 2017 that involved the elimination of approximately 350 positions by the end of the fourth quarter of 2017 across certain of our theme parks and corporate headquarters. Any of these strategies to drive sustainable growth in our business may be unsuccessful and we may not be able to achieve the targeted cost savings or grow our business.

Our existing debt agreements contain, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.

Our existing debt agreements contain, and documents governing our future indebtedness may contain, numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, pay dividends and other distributions, make capital expenditures, make certain loans, investments and other restricted payments, enter into agreements restricting our subsidiaries’ ability to pay dividends, engage in certain transactions with stockholders or affiliates, sell certain assets or engage in mergers, acquisitions and other business combinations, amend or otherwise alter the terms of our indebtedness, alter the business that we conduct, guarantee indebtedness or incur other contingent obligations and create liens. Our existing debt agreements also require, and documents governing our future indebtedness may require, us to meet certain financial ratios and tests. Our ability to comply with these and other provisions of the existing debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. We discuss certain key covenants and financial ratios to which we are subject under our debt agreements in greater detail under the caption “Restrictive Covenants” in Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Our Indebtedness―Covenant Compliance”. Although we currently are in compliance with our debt agreements, if our operating and financial performance deteriorates, there would be an increased risk regarding future compliance with our debt covenants. Additionally, variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.

Moody’s and Standard & Poor’s routinely evaluate our debt and have given us ratings on our Senior Secured Credit Facilities. These ratings are based on a number of factors, which included their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in these factors and market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity and access to capital markets.

For example, as of January 1, 2017, our Senior Secured Credit Facilities were rated by Standard and Poor’s Financial Services (corporate credit rated B+ with a negative outlook and the Senior Secured Credit Facilities rated BB-) and Moody’s Investors Service (corporate family rated B1 with a stable outlook and the Senior Secured Credit Facilities rated B1).  In August 2017, these credit rating agencies lowered their ratings and, since that adjustment, we have been rated by Standard and Poor’s Financial Services (corporate credit rated B with a negative outlook and the Senior Secured Credit Facilities rated B) and Moody’s Investors Service (corporate family rated B2 with a negative outlook and the Senior Secured Credit Facilities rated B2). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds and related margins, liquidity and access to capital markets. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

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

Any one or more of these factors could adversely affect attendance and total per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations. For example, throughout 2017 we have experienced a decline in international attendance from multiple markets, with a plurality of that decline coming from the United Kingdom.  We believe these declines are due partly to the strengthening of the U.S. dollar against a variety of foreign currencies; in addition, we believe competitive pressures may also be impacting international attendance in our Orlando market.  The June 2016 announcement of the Referendum of the United Kingdom's Membership of the European Union (referred to as Brexit) introduced additional volatility and uncertainty in global stock markets and currency exchange rates which has also had an impact on our international attendance from the United Kingdom. Historically, attendance from the United Kingdom represents approximately 5% of our total annual attendance.  Latin America attendance is also down from historical levels.  Economic factors, particularly in Brazil, indicate that the Latin America market may not rebound in the near future.  Fluctuations in foreign currency exchange rates impact our business due to the effect a strong dollar has on international tourist spending.  In addition, demand for our parks is highly dependent on the general environment for travel and tourism, which can be significantly adversely affected by extreme weather events. Any of such events could have a material adverse effect on our business, financial condition, or results of operations. For example, attendance at our parks in the third quarter of 2017 was negatively impacted by Hurricane Irma in September 2017, which caused park closures in Tampa and Orlando, and, to a lesser extent, Hurricane Harvey in August 2017.

Incidents or adverse publicity concerning our theme parks or the theme park industry generally could harm our brands or reputation as well as negatively impact our revenues and profitability.

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company, the quality of our theme parks and services and our corporate and management integrity. The operation of theme parks involves the risk of accidents, illnesses, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our brands or reputation and our business and results of operations. An accident or an injury at any of our theme parks or at theme parks operated by competitors, particularly an accident or an injury involving the safety of guests and employees, that receives media attention, is the topic of a book, film, documentary or is otherwise the subject of public discussions, may harm our brands or reputation, cause a loss of consumer confidence in the Company, reduce attendance at our theme parks and negatively impact our results of operations. Such incidents have occurred in the past and may occur in the future. In addition, other types of adverse publicity concerning our business or the theme park industry generally could harm our brands, reputation and results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity. Public perception issues are a barrier to visitation for our SeaWorld-branded parks which have also been the target of negative media attention concerning the orcas in our care, particularly in the state of California.

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

Any risks described in this Quarterly Report on Form 10-Q, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally or our Orlando theme parks in particular may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2016, Florida was impacted by Tropical Storm Colin and both Florida and Virginia were impacted by Hurricanes Hermine and Matthew, which caused physical damage and power outages in various parts of Florida and Virginia.  Although we attempted to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida and in Williamsburg, Virginia experienced closures as a result of these storms.  In addition, attendance at our parks in the third quarter of 2017 was negatively impacted by Hurricane Irma in September 2017, which caused park closures in Tampa and Orlando, and, to a lesser extent, Hurricane Harvey in August 2017, which caused park closures and travel disruptions in Texas as well as weather impacts in Virginia.

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly, and you may not be able to sell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since our IPO in April 2013 through September 30, 2017, our common stock price has ranged from $12.10 to $38.92. In addition to the risk factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond or control, including:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally, or those of amusement and theme parks companies;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions;

•	future sales of our common stock or other securities;

•	repurchases of our common stock pursuant to the Share Repurchase Program;

•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry, particularly with respect to strategic transactions;
•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	actions by institutional or activist stockholders;

•	changes in accounting principles; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2017	July 31, 2017	1,812	$16.27	—	$190,000,035
August 1, 2017	August 31, 2017	59	$16.27	—	190,000,035
September 1, 2017	September 30, 2017	9,178	$12.22	—	190,000,035
		11,049		—	$190,000,035

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Director Changes

On September 12, 2017, the Company’s Board of Directors (the “Board”) elected Yoshikazu Maruyama to serve as its Chairperson and Donald C. Robinson to serve as its independent Lead Director, in each case effective October 9, 2017. In addition, effective September 12, 2017: the Nominating and Corporate Governance Committee of the Board is comprised of William Gray, Donald C. Robinson and Ronald Bension, with Donald C. Robinson serving as the chair; the Compensation Committee of the Board is comprised of William Gray, Thomas E. Moloney, and Deborah M. Thomas, with Thomas E. Moloney serving as the chair; and the Audit Committee of the Board is comprised of Ronald Bension, Thomas E. Moloney and Deborah M. Thomas, with Deborah M. Thomas serving as the chair. Additionally, on September 7, 2017, each of David F. D’Alessandro, Judith A. McHale and Ellen O. Tauscher notified the Board of their respective decisions to resign from their positions as members of the Board, effective as of October 9, 2017. Their resignations are not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 5, 2017, the Company and Hill Path Capital LP (“Hill Path”) entered into a Cooperation Agreement (the “Cooperation Agreement”) and certain related agreements described below. Pursuant to the Cooperation Agreement, on November 5, 2017, the Board appointed Scott I. Ross (the “Designee”) to the Board and the recently created Revenue Committee, increasing the total Board to 9 members. The Revenue Committee is a new board committee for the development, articulation and execution of the Company’s short-term and long-term revenue-growth strategies. In accordance with the Company’s Outside Director Compensation Policy, the Designee’s compensation for his services as a non-employee director will be consistent with that of the Company’s other non-employee directors, subject to pro-ration to reflect the commencement date of his service on the Board.

On November 5, 2017 the Company also entered into an Undertaking Agreement (the “Undertaking Agreement”) which permits the Designee to provide information to certain personnel of Hill Path and certain of Hill Path’s advisors as described therein. The undertakings of Hill Path and the Designee pursuant to the Undertaking Agreement are effective for 12 months following the date on which there is no director serving on the Board who is designated by Hill Path. The Company also entered into a side letter with Hill Path that provides if it obtains any requisite Board approval or the consent of SunWise (UK) Co. LTD (“ZHG”), the Company will execute and deliver to Hill Path a form of registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement will provide that following the date that is one day after the expiration of the Company’s advance notice period for the nomination of directors at the 2018 Annual Meeting and provided that Hill Path has not submitted any nominations for the election of directors in accordance with the Company’s advance notice period as set forth in the Company’s Second Amended and Restated Bylaws, the Hill Path entities will have limited shelf registration rights with respect to their common stock (including certain demand underwritten offering rights and piggyback registration rights). The Registration Rights Agreement also will require the Company to pay certain expenses relating to such registration and indemnify the Hill Path entities against certain liabilities under the Securities Act of 1933, as amended.

Leadership Changes

On August 6, 2017, the Board appointed Marc G. Swanson to serve as the Company’s Chief Financial Officer and Treasurer and Elizabeth C. Gulacsy to serve as the Company’s Chief Accounting Officer, in each case effective August 7, 2017. Mr. Swanson succeeded Peter J. Crage.

Amended and Restated Corporate Governance Guidelines

On October 11, 2017, the Board amended and restated the Company’s Corporate Governance Guidelines (the “Guidelines”), effective immediately.  A copy of the Guidelines is available in the investor relations section of our website at www.seaworldinvestors.com.

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

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1†*	Form of Restricted Stock Award Agreement (Outside Director Initial/Annual Award) – 2017 Omnibus Incentive Plan
10.2†*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Special Retention Grant ―Time-Based Shares) – 2017 Omnibus Incentive Plan
10.3†*	Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees―Annual Incentive Plan Award) – 2017 Omnibus Incentive Plan
10.4†*	Fifth Amended and Restated Outside Director Compensation Policy, effective October 11, 2017
10.5†*	Incentive Compensation Clawback Policy, effective October 11, 2017
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: November 8, 2017	By: /s/ Marc G. Swanson
Marc G. Swanson
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2017	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Accounting Officer
(Principal Accounting Officer)