Form 10-K
period 2017-12-31
SeaWorld Entertainment, Inc.
filed 2018-02-28
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $919,442,891 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange.  For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 90,336,380 shares of Common Stock, par value $0.01 per share as of February 21, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2018 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” “SeaWorld,”  “we,” “our” or “us” in this Annual Report on Form 10-K refer to SeaWorld Entertainment, Inc. and its consolidated subsidiaries, (ii) references to “Blackstone” refer to certain investment funds affiliated with The Blackstone Group L.P., (iii) references to “ABI” refer to Anheuser-Busch, Incorporated, (iv) references to “guests” refer to our theme park visitors, (v) references to “customers” refer to any consumer of our products and services, including guests of our theme parks, (vi) references to the “TEA/AECOM Report” refer to the 2016 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2017,  (vii) references to the “2017 Amusement Today Annual Survey” or the “Amusement Today 2017 Golden Ticket Awards” refer to the Amusement Today 2017 Golden Ticket Awards, Vol. 21, issue 6.2 dated September 2017 and (viii) references to the “IBISWorld Report” refer to the IBISWorld Industry Report 71311: Amusement Parks in the US dated March 2017. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM Report and theme park industry statistics are based on the IBISWorld Report.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including the following:

•

complex federal and state regulations governing the treatment of animals, which can change, and claims and lawsuits and attempts to generate negative publicity associated with our business by activist groups;

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

•	seasonal fluctuations;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	increased labor costs and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;

•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	loss of key personnel;
•	unionization activities or labor disputes;
•	inability to meet workforce needs;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	inability to retain our current credit ratings;
•	our substantial leverage;
•	inability to realize the benefits of acquisitions, restructurings or other strategic initiatives and the impact of the costs associated with such activities;
•	inability to realize the full value of our intangible assets;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses, including by legislation at federal, state or local levels;
•	delays or restrictions in obtaining permits;
•	policies of the U.S. president and his administration;
•	actions of activist stockholders;
•	the ability of Hill Path Capital LP to significantly influence our decisions;
•	the ability of affiliates of Zhonghong Zhuoye Group Co., Ltd. to significantly influence our decisions;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

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

Trademarks, Service Marks and Trade names

We own or have rights to use a number of registered and common law trademarks, service marks and trade names in connection with our business in the United States and in certain foreign jurisdictions, including SeaWorld Entertainment, SeaWorld Parks & Entertainment, SeaWorld®, Shamu®, Busch Gardens®, Aquatica®, Discovery Cove®, Sea Rescue® and other names and marks that identify our theme parks, characters, rides, attractions and other businesses. In addition, we have certain rights to use Sesame Street® marks, characters and related indicia through a license agreement with Sesame Workshop.

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

PART I.

Item 1.  Business

Company Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands including SeaWorld, Busch Gardens, Aquatica, Sesame Place and Sea Rescue. Over our more than 50 year history, we have built a diversified portfolio of 12 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection. Our theme parks feature a diverse array of rides, shows, educational demonstrations and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

During the year ended December 31, 2017, we hosted approximately 20.8 million guests in our theme parks, including approximately 2.4 million international guests, generated total revenues of $1.26 billion and incurred a net loss of $202.4 million, inclusive of a non-cash goodwill impairment charge of $269.3 million. See Note 9–Goodwill, Net in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We generate revenue primarily from selling admission to our theme parks and from purchases of food, merchandise and other spending. For the year ended December 31, 2017, theme park admissions accounted for approximately 61% of our total revenue, and food, merchandise and other revenue accounted for approximately 39% of our total revenue. Over the same period of time, we reported $36.79 in admission per capita (calculated as admissions revenue divided by total attendance) and $23.96 in-park per capita spending (calculated as food, merchandise and other revenue divided by total attendance).

As one of the world’s foremost zoological organizations and a global leader in animal welfare, training, husbandry, veterinary care and marine animal rescue, we are committed to helping protect and preserve the environment and the natural world. For more information, see the “—Animal Care and Rescue”, “—Sustainable Operations” and “—Conservation and Community Relations” sections included elsewhere in this Annual Report on Form 10-K.

Recent Developments

Leadership Changes

On February 26, 2018, Joel K. Manby stepped down from his position as President and Chief Executive Officer of the Company and resigned as a member of our Board of Directors and the Board of Directors appointed John T. Reilly, our Chief Parks Operations Officer to serve as Interim Chief Executive Officer and approved a decrease in its size from nine to eight.  In connection with the departure of Mr. Manby and the appointment of Mr. Reilly as Interim Chief Executive Officer, the Board of Directors appointed the Chairman of the Board, Yoshikazu Maruyama to serve as Executive Chairman of the Board, effective February 26, 2018, until a successor for Mr. Manby is appointed on a permanent basis, at which time Mr. Maruyama is expected to resume his position as Chairman of the Board.

Goodwill Impairment

Due to financial performance, particularly late in the second quarter of 2017 at our SeaWorld Orlando park which was driven primarily by a decline in U.S. domestic and international attendance at that park, we determined a triggering event had occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit. Based on the results of the interim goodwill impairment test as of June 30, 2017, we determined that the SeaWorld Orlando reporting unit’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $269.3 million in our consolidated statement of comprehensive loss during the year ended December 31, 2017.  See Note 9–Goodwill, Net in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Restructuring Program

In October 2017, we executed a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2017 Restructuring Program”). The 2017 Restructuring Program involved the elimination of approximately 350 positions by the end of the fourth quarter of fiscal year 2017 across certain of our theme parks and corporate headquarters. As a result, we recorded $5.2 million in pre-tax restructuring charges and other related costs in 2017 associated primarily with severance and other termination benefits. See Note 4–Restructuring Programs and Separation Costs in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

U.S. Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes significant modifications to the provisions of the Internal Revenue Code, including but not limited to a corporate tax rate decrease from 35% to 21% effective January 1, 2018.  The Company’s net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate tax rate in the year of enactment.  The adjustment related to the remeasurement of the deferred tax asset and liability balances, including the revaluation of amounts originally reported in other comprehensive income, is a net benefit of $1.8 million and is reported as part of benefit from income taxes in our consolidated statement of comprehensive loss during the year ended December 31, 2017 included elsewhere in this Annual Report on Form 10-K. See Note 14–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

San Diego Hotel Project

On January 22, 2018, the Company and Evans Hotel, a premier provider of resort accommodations, entered into a Limited Liability Company Agreement to develop, own and operate a hotel project (the “San Diego Hotel Project) to be located on the land that the Company leases from the City of San Diego. See Item 2. Properties – “Lease Agreement with City of San Diego” included elsewhere in this Annual Report on Form 10-K.  The San Diego Hotel Project is subject to the City of San Diego’s approval of a lease amendment, amendment of the master plan and requisite approvals from multiple governmental agencies with jurisdictional oversight including the California Coastal Commission sufficient to permit development of the San Diego Hotel Project as contemplated by the agreement.  The approval process for the San Diego Hotel Project may take up to four years and the costs associated with obtaining such approvals will be shared equally between the Company and Evans Hotel.

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We are currently assessing these opportunities while maintaining a conservative and disciplined approach towards the execution of our international development strategy.  Thus far, we have identified certain international market priorities as well as our international partners within such select markets. The market priorities were developed based on a specific set of criteria to ensure we expand our brands into the most attractive markets.

On March 24, 2017, we announced that an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”) entered into an agreement to acquire approximately 21% of the outstanding shares of common stock of the Company (the “Sale”) from certain affiliates of The Blackstone Group L.P. (“Seller”), pursuant to a Stock Purchase Agreement between ZHG and Seller (the “Stock Purchase Agreement”).  The Sale closed on May 8, 2017.  Also on March 24, 2017, we entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept & Preliminary Design Support Agreement (the “CDSA”) with Zhonghong Holding Co., Ltd. (“Zhonghong Holding”), an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and granted exclusive rights in China, Taiwan, Hong Kong and Macau (the “ZHG Territory”). Under the terms of the ECDA, we will work with Zhonghong Holding and a top theme park design company, to create and produce concept designs and development analysis for theme parks, water parks and interactive parks in the ZHG Territory. Under the terms of the CDSA, we will provide guidance, support, input, and expertise relating to the initial strategic planning, concept and preliminary design of Zhonghong Holding’s family entertainment and other similar centers.

In December 2016, we announced our partnership with Miral Asset Management LLC (“Miral”) to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island (the “Middle East Project”).   As part of this partnership, we are providing certain services pertaining to the planning and design of the Middle East Project, with funding received from Miral expected to offset our internal expenses.  As of December 31, 2017, we have received a nonrefundable payment of $10.0 million from Miral in consideration of the design and planning services described above which is recorded as deferred revenue in other liabilities and have incurred approximately $3.1 million of deferred costs which is recorded in other assets in the accompanying consolidated balance sheet as of December 31, 2017. On November 3, 2016, the definitive documents related to the Middle East Project were finalized and executed by the parties.  This next generation SeaWorld Abu Dhabi will also introduce the United Arab Emirates’ (“UAE”) first dedicated marine life research, rescue rehabilitation and return center with world-class facilities and resources for the care and conservation of local marine life.  Planned to open ahead of the marine life themed park, the facility will provide an important resource for UAE nationals and residents looking to develop or enhance expertise in marine life sciences and will serve as a hub for collaboration with local and international environmental organizations and projects.

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

License Agreement

On May 16, 2017, SeaWorld Parks and Entertainment, Inc. (“SEA”), a wholly-owned subsidiary of the Company, entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.

The License Agreement extends our status as Sesame Workshop’s exclusive theme park partner in the U.S., Puerto Rico and the U.S. Virgin Islands (the “Sesame Territory”), with the second Sesame Place theme park scheduled to open no later than mid-2021 in a U.S. location to be determined. After the opening of the second Sesame Place, we will have the option to build additional Sesame Place theme parks in the Sesame Territory. The agreement also makes it possible for Sesame Street characters to continue to appear at the existing distinct Sesame Street lands inside our two Busch Gardens theme parks and SeaWorld theme parks in San Diego and San Antonio, as well as a new Sesame Street land to be built in SeaWorld Orlando by fall 2022.  See the “— Intellectual Property” section included elsewhere on this Annual Report on Form 10-K.

Board of Director Changes

On September 12, 2017, our Board of Directors (the “Board”) elected Yoshikazu Maruyama to serve as Chairperson and Donald C. Robinson to serve as independent Lead Director, in each case effective October 9, 2017. In addition, effective September 12, 2017: the Nominating and Corporate Governance Committee of the Board is comprised of William Gray, Donald C. Robinson and Ronald Bension, with Donald C. Robinson serving as the chair; the Compensation Committee of the Board is comprised of William Gray, Thomas E. Moloney, and Deborah M. Thomas, with Thomas E. Moloney serving as the chair; and the Audit Committee of the Board is comprised of Ronald Bension, Thomas E. Moloney and Deborah M. Thomas, with Deborah M. Thomas serving as the chair. Additionally, on September 7, 2017, each of David F. D’Alessandro, Judith A. McHale and Ellen O. Tauscher notified the Board of their respective decisions to resign from their positions as members of the Board, effective as of October 9, 2017. Their resignations were not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

On November 5, 2017, the Company also entered into an Undertaking Agreement (the “Undertaking Agreement”) which permits the Designee to provide information to certain personnel of Hill Path and certain of Hill Path’s advisors as described therein. The undertakings of Hill Path and the Designee pursuant to the Undertaking Agreement are effective for 12 months following the date on which there is no director serving on the Board who is designated by Hill Path. The Company also entered into a side letter with Hill Path that provides if it obtains any requisite Board approval or the consent of SunWise (UK) Co. LTD (“ZHG”), the Company will execute and deliver to Hill Path a form of registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement will provide that following the date that is one day after the expiration of the Company’s advance notice period for the nomination of directors at the 2018 Annual Meeting and provided that Hill Path has not submitted any nominations for the election of directors in accordance with the Company’s advance notice period as set forth in the Company’s Second Amended and Restated Bylaws, the Hill Path entities will have limited shelf registration rights with respect to their common stock (including certain demand underwritten offering rights and piggyback registration rights). The Registration Rights Agreement also will require the Company to pay certain expenses relating to such registration and indemnify the Hill Path entities against certain liabilities under the Securities Act of 1933, as amended.

Other Matters

During the year ended December 31, 2017, we recognized $8.4 million of equity compensation expense (recorded in selling, general and administrative expenses and in operating expenses) related to certain performance-vesting restricted shares (the “2.75x Performance Restricted shares”) which partially vested on May 8, 2017 with the closing of the Sale. Additionally, approximately $1.3 million in dividends were paid related to the 2.75x Performance Restricted shares vesting. See Note 19–Equity-Based Compensation in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Regulatory Developments

On July 16, 2015, Senator Dianne Feinstein (D-CA) offered an amendment to the Fiscal Year 2016 Agriculture, Rural Development, Food and Drug Administration, and Related Agencies spending bill during consideration of the bill by the full Committee on Appropriations. The amendment directed the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) to issue updated regulations for the display of marine mammals in domestic zoos and aquaria within six months of enactment. While that amendment was not included in the final Fiscal Year 2016 Omnibus Appropriations Bill, APHIS released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).  The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016.  We submitted a comment letter to APHIS on the final date for comments, expressing our views on the Proposed APHIS Regulations.  The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized. On January 12, 2018, the Federal Register published the latest Unified Agenda of Federal Regulatory and Deregulatory Actions.  No proposed regulatory actions were listed for APHIS indicating that the agency does not plan any further action at this time on the matter.

On March 23, 2017, Representative Adam Schiff (D-CA) reintroduced the Orca Responsibility and Care Advancement Act (the “ORCA Act”), which he initially introduced in November 2015. The reintroduced bill has been referred to the House Natural Resources and Agriculture Committees. It is unclear whether this bill will be enacted into law, but if enacted, this bill would amend the Marine Mammal Protection Act of 1972 and the Animal Welfare Act to prohibit the breeding, the taking (wild capture), and the import or export of orcas for the purposes of public display.  The reintroduced bill would prohibit the transport of orcas from one park to another but does allow for transport to a “marine mammal sanctuary” and attempts to officially define the term “sanctuary” in law.

On April 5, 2016, following the Orca Announcement, a California lawmaker reintroduced the California Orca Protection Act which is a bill that he originally proposed in March 2014.  The bill proposed in 2014 would have ended all captive breeding and display of orcas in California.  Additionally, that bill would have required that all orcas in California be retired to sea pens and/or sanctuaries. That bill was referred to interim study after its first public hearing in 2014. The reintroduced bill proposed in April 2016 seeks to primarily codify the Orca Announcement in California.  On August 26, 2016, this bill was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or existing orcas out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California.  The new orca programs we are developing will be consistent with these standards and began in our San Diego park in 2017. On November 4, 2016, the California Coastal Commission granted approval to permit the renovation of the existing backdrop at the orca habitat at our San Diego park.  This approval allows us to continually develop our new orca program in our San Diego park. On January 7, 2018, a Florida State lawmaker filed a Florida Orca Protection bill, with similar language to the California legislation.  If passed, the bill would have similar implications to the California legislation and as previously discussed, the new orca programs we are developing are consistent with the proposed standards.

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

•

Differentiated Theme Parks. We own and operate 12 theme parks, including three of the top 20 theme parks and three of the top 10 water parks in North America as measured by attendance, according to the TEA/AECOM Report. Our theme parks are beautifully themed and deliver high-quality entertainment, aesthetic appeal, shopping and dining and have won numerous awards, including the Amusement Today Golden Ticket Award for Best Landscaping. Our theme parks feature seven of the 50 highest rated steel roller coasters in the world, led by Apollo’s Chariot, the #11 rated steel roller coaster in the world according to the 2017 Amusement Today Annual Survey, and have won the top three spots in the Amusement Today annual Golden Ticket Award for Best Marine Life Park since the award’s inception in 2006 through 2017.  In fact, in 2017 and 2015, we won the top four spots for Best Marine Life Park and in 2016, we had four of our theme parks in the top five spots. We have over 600 attractions that appeal to guests of all ages, including 85 animal habitats, 105 shows and 196 rides. In addition, we have over 350 restaurants, photo and specialty retail shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from emotional and educational animal encounters to thrilling rides and exciting shows. As a result of these distinctive offerings, our guest surveys routinely report very high “Overall Satisfaction” scores, with 96% of respondents in 2017 ranking their experience good or excellent.

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

•

Strong Competitive Position. Our competitive position is enhanced by the combination of our powerful brands, extensive zoological collection and expertise and attractive in-park assets located on valuable real estate. Our zoological collection and expertise, which have evolved over our more than five decades of caring for animals, would be very difficult and expensive to replicate. We have made extensive investments in new attractions and infrastructure and we believe that our theme parks are well capitalized (see the “— Capital Improvements” section included elsewhere in this Annual Report on Form 10-K for a discussion of new rides and attractions). The limited supply of real estate suitable for theme park development coupled with high initial capital investment, long development lead-times and zoning and other land use restrictions constrain the number of large theme parks that can be constructed.

•

Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team, currently led by John T. Reilly, Interim Chief Executive Officer, includes some of the most experienced theme park executives in the world, with an average tenure of approximately 17 years in the industry, as of December 31, 2017. The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product development, business development, marketing, finance and accounting. In addition to the senior management team Yoshikazu Maruyama – a 22-year veteran of the global theme park industry – currently serves as Executive Chairman until a permanent Chief Executive Officer is appointed by the Board, at which time Mr. Maruyama will resume his position as Chairman of the Board. We are also one of the world’s foremost zoological organizations with more than 1,500 employees dedicated to animal welfare, training, husbandry, veterinary care and marine animal rescue.

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

•

Significant Cash Flow Generation. Our disciplined approach to capital expenditures and working capital management enables us to generate significant and recurring annual operating cash flow, even in years of declining performance. Five of our 12 theme parks are open year-round, reducing our seasonal cash flow volatility. In addition, we have substantial tax assets, and we expect such assets to be able to defer a significant portion of our cash tax burden in the near term.

•

Care for Our Community and the Natural World. We are committed to the communities in which our theme parks are located and focus our philanthropic efforts in three areas: animal preservation and stewardship; youth development and education; and community initiatives that address environmental sustainability. Our theme parks inspire and educate children and guests of all ages through experiences that are fun and meaningful. We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work.  For example, we are the primary supporter and corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, we operate one of the world’s most respected rescue programs for ill and injured marine animals, in collaboration with federal, state and local governments, and other members of accredited stranding networks, among others, with the goal of rehabilitating and returning them to the wild. For more than five decades, our animal experts have helped more than 31,000 ill, injured, orphaned and abandoned animals. We are committed to rescue, research and education and invest millions annually in these efforts.  In 2014, the SeaWorld Animal Rescue Teams based in San Diego, Orlando and San Antonio were presented the Amusement Today 2014 Persons of the Year Award for their tireless dedication to animal welfare.

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

In 2016, SeaWorld Orlando ranked among the top 25 theme parks worldwide based on attendance, and Aquatica Orlando ranked among the top 10 water parks worldwide based on attendance, according to the TEA/AECOM Report. In the 2017 Trip Advisor Travelers’ ChoiceTM Awards, 8 of our theme parks were ranked among the top 25 amusement parks or water parks in the United States.  In addition, Discovery Cove was ranked the #2 amusement park in the world in the 2015-2017 Trip Advisor Travelers’ Choice Awards and was ranked the #1 amusement park in the world in the 2013-2014 Trip Advisor Travelers’ Choice Awards.

We generally locate our theme parks in geographic clusters, which improve our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs.  Our portfolio of branded theme parks includes the following names:

•

SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, special dining experiences, thrilling attractions and a variety of live performances that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill rides and theatrical shows that creatively incorporate our one-of-a-kind zoological collection.  Collectively, our theme parks have won the top three spots in the Amusement Today annual Golden Ticket Award for Best Marine Life Park since the award’s inception in 2006 through 2017, and the top four spots in 2015 and 2017, with our Discovery Cove park ranking #3 in those years. We currently own and operate the following SeaWorld branded theme parks:

•

SeaWorld San Diego is the original SeaWorld theme park spanning 190 acres of waterfront property on Mission Bay in San Diego, California. SeaWorld San Diego is open year-round and is one of the most visited paid attractions in San Diego. In 2017, SeaWorld San Diego opened Ocean Explorer, a new 3-acre realm combining multiple aquariums, exciting rides and digital technologies designed to engage park guests in an experience centered on exploration and adventure, inspiring them to protect the wonders of our oceans.  Also in 2017, SeaWorld San Diego introduced its new Orca Encounter which inspires and educates guests about the majesty of these complex animals and reinforces our commitment to compelling educational experiences.  SeaWorld San Diego is also home to Manta, modeled on the successful Manta ride in SeaWorld Orlando, which includes animal habitats featuring bat rays and other marine-life as well as a launch roller coaster shaped like a giant manta ray.

•

SeaWorld Orlando is a 279 acre theme park in Orlando, Florida and is open year-round. It is our largest theme park as measured by attendance and revenue. In 2017, SeaWorld Orlando transformed its popular Kraken roller coaster into Kraken Unleashed: Virtual Reality Experience, our first virtual reality coaster experience taking riders on a mission alongside sea creatures inspired by extinct and legendary animals of the past.  In 2016, SeaWorld Orlando opened the Mako roller coaster which ranked among the top 35 steel rollercoasters in the world according to the 2017 Amusement Today Annual Survey.  Mako is the tallest, longest and fastest roller coaster in Orlando within a themed shark realm with a focus on conservation and our partnership with Guy Harvey, the well-known marine wildlife artist.  SeaWorld Orlando is also home to the Journey to Atlantis water coaster ride, Manta, a flying roller coaster, which integrates animals and a beautiful aquarium into its theme, Antarctica: Empire of the Penguin, a realm within the park that immerses guests into a penguin habitat and TurtleTrek, which includes two extensive naturalistic habitats, home to manatees and sea turtles, and a 3-D, 360-degree dome theater.

•

SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing 397 acres in San Antonio, Texas. In 2017, SeaWorld San Antonio opened Wave Breaker, The Rescue Coaster, a new roller coaster combining the thrill of the sea, the adrenaline rush of a multi-launch roller coaster and the inspiration of an animal rescue which was rated among the top five best new rides in the 2017 Amusement Today Annual Survey.  In 2016, SeaWorld San Antonio opened Discovery Point, a dolphin habitat and underwater viewing area which allows guests an opportunity to interact and swim with the dolphins.  SeaWorld San Antonio also features other thrilling roller coasters, including the Steel Eel and The Great White, along with a collection of marine-themed shows and experiences.

•

Busch Gardens. Our Busch Gardens theme parks are family oriented destinations designed to immerse guests in foreign geographic settings.  They are renowned for their beauty and cleanliness with award-winning landscaping and gardens.  Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions and roller coasters, exotic animals and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:

•

Busch Gardens Tampa is open year-round and features exotic animals, thrill rides and shows on 306 acres of lush natural landscape.  The zoological collection is a popular attraction for families, and the portfolio of rides, including three of the world’s top 50 steel rollercoasters according to the 2017 Amusement Today Annual Survey, broaden the theme park’s appeal to teens and thrill seekers of all ages. In 2016, Busch Gardens Tampa opened Cobra’s Curse, a family-friendly spin coaster featuring an elevator-like vertical lift and an 80 foot cobra icon.  Busch Gardens Tampa is also home to Falcon’s Fury, the tallest freestanding drop tower in North America, standing at 335 feet.  The attraction rises more than 300 feet in the air and then pivots guests 90 degrees to a face-down dive position before dropping to the ground.  In 2016, Busch Gardens Tampa was awarded the prestigious Liseberg Applause Award (the “Applause Award”) from the International Association of Amusement Parks and Attractions (IAAPA). Since 1980, the Applause Award is presented by an international committee of theme park and amusement industry professionals, honoring an amusement park “whose management, operations and creative accomplishments have inspired the industry with their foresight, originality and sound business development.”

•

Busch Gardens Williamsburg is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming. This 422 acre theme park has been named the Most Beautiful Park in the World by the National Amusement Park Historical Association for 27 consecutive years and has earned the Amusement Today Golden Ticket for Best Landscaping each year since the category’s inception in 1998. It features some of the industry’s top thrill rides with three steel roller coasters ranked in the top 50 in the 2017 Amusement Today Annual Survey. In 2017, Busch Gardens Williamsburg opened InvadR, the park's first wooden coaster which features exciting ride elements, including a more than 70 foot drop and nine airtime hills, inviting riders to choose their ride, in a battle between a band of invading Vikings and the villagers. InvadR was rated among the top five best new rides in the 2017 Amusement Today Annual Survey. Busch Gardens Williamsburg is also home to Tempesto, which features three launch experiences and races riders into tight turns at 63 miles per hour and a complete inversion 154 feet in the air.

•

Aquatica. Our Aquatica-branded water parks are premium, family oriented destinations in a South Seas-themed tropical setting.  Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative and entertaining presentation of marine and terrestrial animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following Aquatica branded theme parks:

•

Aquatica Orlando is an 81 acre South Seas-themed water park adjacent to SeaWorld Orlando that is open year-round.  In 2016, it was the third most attended water park in North America and the seventh most attended water park worldwide, according to the TEA/AECOM Report. The water park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats, such as the signature Dolphin Plunge that carries guests through a Commerson’s dolphin habitat.  Aquatica Orlando is also home to Ihu’s Breakaway Falls, a multi-drop tower slide, which provides guests a dramatic vertical plunge followed by a maze of curving tubes before final splashdown.

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

•

Aquatica San Diego, a 66 acre water park, is located near our SeaWorld San Diego theme park and is the latest water park added to our portfolio. The water park features Taumata Racer, a high-speed racing water ride that sends riders down a 375 foot slide, around a 180-degree swooping turn, and in and out of tunnels before racing them across the finish line.

•

Discovery Cove. Located next to SeaWorld Orlando, Discovery Cove is a 58 acre, reservations only, all-inclusive marine life theme park that is open year-round to guests and features premium culinary offerings. The theme park restricts its attendance to approximately 1,300 guests per day in order to assure a more intimate experience. Discovery Cove provides guests with a full day of activities, including a 30-minute dolphin swim session and the opportunity to snorkel with thousands of tropical fish, wade in a lush lagoon with stingrays and hand-feed birds in a free flight aviary. In 2017 and 2015, Discovery Cove was rated the #3 Best Marine Life Park in the Amusement Today annual Golden Ticket Awards and #5 in 2016. Discovery Cove was also ranked the #2 amusement park in the world in the 2015-2017 Trip Advisor Travelers’ Choice Awards and the #1 amusement park in the world in the 2013-2014 Trip Advisor Travelers’ Choice Awards.  Discovery Cove’s attractions include Freshwater Oasis, which offers wading adventures and face-to-face encounters with otters and marmosets and The Grand Reef, which, for an additional fee, includes SeaVenture, an underwater walking tour where guests can get up close to exotic fish and sharks.

•

Sesame Place. Located on 55 acres between Philadelphia and New York City, Sesame Place is the only theme park in America entirely dedicated to the award-winning television show, Sesame Street, and its spirit of imagination. The theme park shares SeaWorld’s “education and learning through entertainment” philosophy and allows parents and children to experience Sesame Street together through whirling rides, water slides, colorful shows and furry friends.  Sesame Place’s newest realm, Cookie’s Monster Land, features five new family-friendly rides, a 3-story net climb, and a soft play area for the park’s youngest visitors. In addition, we have introduced Sesame Street brands in our other theme parks through Sesame Street-themed rides, shows, children’s play areas and merchandise. We have entered into a new license agreement with Sesame Workshop to extend our status as Sesame Workshop’s exclusive theme park partner in the Sesame Territory, with the second Sesame Place theme park scheduled to open no later than mid-2021. After the opening of the second Sesame Place, we will have the option to build additional Sesame Place theme parks in the Sesame Territory.  See “—Regulatory Developments” section included elsewhere in this Annual Report on Form 10-K.

•

Water Country USA. Located on 222 acres, Virginia’s largest family water park, Water Country USA, features state-of-the-art water rides and attractions, all set to a 1950s and 1960s surf theme. Water Country USA is the sixth most attended water park in North America according to the TEA/AECOM Report and features a 23,000 square foot wave pool, a science fiction themed interactive children’s play area, kid-sized water slides, live shows and several other attractions. One of its newest attractions is Colossal Curl, an action packed family thrill ride that sends riders down a nearly 550 foot water slide.

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

The following table summarizes our theme park portfolio for 2017:

Location	Theme Park	Year Opened	Animal Habitats(a)	Rides(b)	Shows(c)	Other(d)
Orlando, FL		1973	16	14	15	32
		2000	5	3	0	7
		2008	3	11	0	5
Tampa, FL		1959	14	29	17	46
		1980	0	12	0	7
San Diego, CA		1964	28	15	16	20
		1996(e)	2	9	0	4
San Antonio, TX		1988	8	12	24	41
		2016(f)	4	10	0	4
Williamsburg, VA		1975	5	38	19	39
		1984	0	18	0	7
Langhorne, PA		1980	0	25	14	25
Total(g)			85	196	105	237
(a)	Represents animal habitats without a ride or show element, often adjacent to a similarly themed attraction.
(b)	Represents mechanical dry rides, water rides and water slides (including wave pools and lazy rivers).
(c)	Represents annual and seasonal shows with live entertainment, animals, characters and/or 3-D or 4-D experiences.
(d)

Represents our 2017 portfolio for events, distinctive experiences and play areas, which collectively may include special limited time events; distinctive experiences often limited to small groups and individuals and/or requiring a supplemental fee (such as educational tours, immersive dining experiences and swimming with animals); and pure play areas, typically designed for children or seasonal special events, often without a queue (such as water splash areas or Halloween mazes).

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

Capital Improvements

We make annual targeted investments to support our existing theme park facilities and attractions, as well as enable the development of new theme park attractions and infrastructure. Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue and increase our guests’ length of stay.  Our theme parks feature a variety of attractions for our guests.  Some of the new attractions in 2017 included:

•

Ocean Explorer (SeaWorld San Diego):  A new 3-acre realm combining multiple aquariums, exciting rides and digital technologies designed to engage park guests in an experience centered on exploration and adventure, inspiring them to protect the wonders of our oceans.

•

New Orca Encounter (SeaWorld San Diego): A new Orca Encounter which inspires and educates guests about the majesty of these complex animals and reinforces our commitment to compelling educational experiences.

•

Kraken Unleashed:  Virtual Reality Experience (SeaWorld Orlando): The first digitally enhanced ride experience and the only virtual reality coaster in Florida which embarks guests on a deep sea mission alongside sea creatures inspired by extinct and legendary animals of the past, including the mighty Kraken.

•

Wave Breaker, The Rescue Coaster (SeaWorld San Antonio): A new jet ski-inspired multi-launch roller coaster based on marine animal rescue missions and represents a new generation of coasters that reaffirms our mission and vision by thrilling riders while bringing awareness to the brave efforts of the SeaWorld animal teams as they join forces with organizations around the world to help ill, injured, orphaned and abandoned animals like dolphins and sea turtles.

•

InvadR (Busch Gardens Williamsburg):  The park's first wooden coaster which features exciting ride elements, including a more than 70 foot drop and nine airtime hills, inviting riders to choose their ride, in a battle between a band of invading Vikings and the villagers.

•

Electric Ocean (SeaWorld Orlando and SeaWorld San Diego):  A brand new, end-of-day spectacle event, offering guests a different kind of fun after dark. The ocean comes to life with bioluminescent lighting, music and pathway entertainment, immersing guests in a glowing sea of wonder.

During 2018, we plan to introduce an extensive lineup of new rides and attractions, including a river rapids ride in Orlando, a virtual reality experience in Williamsburg, a new roller coaster in San Diego and new shows and events at many other park locations.  Some of the new attractions planned for 2018 include:

•	Electric Eel (SeaWorld San Diego): A triple-launch steel roller coaster that accelerates riders to more than 60 miles per hour and a complete inversion at nearly 150 feet in the air.
•	Infinity Falls (SeaWorld Orlando): A new river rapids ride with the highest vertical drop for a ride of its type in the U.S.
•	Oscar’s Wacky Taxi (Sesame Place): The park’s first wooden-steel hybrid coaster and one of the largest new attractions in the park’s history.
•

Battle for Eire (Busch Gardens Williamsburg): The new revolutionary virtual reality attraction will be a marriage of a motion-based theater simulator with a state-of-the-art 360-degree virtual reality headset. Riders will be able to see, hear and feel actions happening all around them, both through the virtual reality headsets and within the motions of the simulator.

•

Ray Rush (Aquatica Orlando): A fully-loaded water adventure with three ways to slide, splash and soar like never before. First, the rider’s raft will be launched through water jets. Second, it will take a twisting turn inside a colossal water sphere. Finally, the raft will dive into giant manta wings swooping up and down a different path each time.

•

Taumata Racer (Aquatica San Antonio): A high-speed waterslide that will send riders downhill head first on foam bodysurfing mats as they compete against other riders in six side-by-side lanes over 375 feet with a 55 foot drop in under ten seconds.

•	Vanish Point (Adventure Island): A new 70 foot drop slide that lets riders choose between two skyboxes, each sending them through 425 feet of spiraling tubes until they reach the splash run finale.
•	Bier Fest (Busch Gardens Tampa): A one-of-a-kind Oktoberfest celebration featuring a selection of international and local craft brews, traditional German cuisine and festive music to immerse guests.
•	Electric Ocean (SeaWorld San Antonio): A high-energy electrifying light and music celebration.
•	Sesame Parade (SeaWorld San Diego and SeaWorld San Antonio): The first Sesame parade for these parks.
•

Inside Look (SeaWorld San Diego, SeaWorld Orlando and SeaWorld San Antonio):  An event taking guests behind the scenes to provide a better understanding of the Company’s veterinary care and animal rescue operations.

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

Deep Blue Creative

In 2016, we created the Deep Blue Creative team, designed to drive the creative heartbeat of the Company. From the development of new events and entertainment concepts, to breakthrough attractions and resorts, the Deep Blue Creative team is committed to developing experiences that matter. There are six creative divisions under the umbrella of Deep Blue Creative:

•	Theme Park Development | U.S.A.: Responsible for creating innovative culinary experiences, retail environments, and attractions.
•	Theme Park Development | Global: Leads the development of all theme park growth initiatives beyond existing parks, including international expansion.
•	Resort Development: Responsible for the business and creative development of resorts and hotels.
•	Events & Entertainment: Supports theme park entertainment teams in staging live experiences for both theatrical settings, along with culinary and retail environments
•	Media Enterprises: Leads our television business, including our original television series, Sea Rescue and The Wildlife Docs.
•	Expedition X: Focuses on prototype development for innovative project concepts and new technology exploration.

Animal Care and Rescue

We provide care for one of the largest zoological collections in the world. Our commitment to these animals includes applying world-class standards of care while striving to provide habitats reflective of the latest scientific knowledge. Our more than 1,500-person strong animal care team is among the most experienced and qualified in the world, making SeaWorld a global leader in animal welfare, husbandry, enrichment and veterinary care.

All three SeaWorld parks, Discovery Cove and Busch Gardens Tampa Bay are accredited members of the Association of Zoos and Aquariums (AZA), one of the foremost professional zoological organizations in the world. In addition, our three SeaWorld parks and Discovery Cove are accredited by the Alliance of Marine Mammal Parks and Aquariums (AMMPA), an association specifically focused on the care of marine mammals. SeaWorld’s facilities have also received accreditation from the International Marine Animal Trainers’ Association (IMATA), whose Animal Trainer Development Program was developed to recognize those facilities that have exceptional systems for training animal care givers in the science and art of animal training, while utilizing positive reinforcement.

We take a comprehensive approach to ensuring the health of the animals in our care that focuses on physical, behavioral and population health. Our animal care team includes board-certified veterinarians, technicians and animal care experts, and we have onsite animal hospitals at each SeaWorld park and a guest-facing, state-of-the-art Animal Care Center at our Busch Gardens park in Tampa, Florida. We have also been at the forefront of advancing understanding and best practice-related behavioral health in animals.

We are committed to caring for each individual animal, and to being responsible stewards of our animal populations. That includes ensuring that we maintain the genetic diversity needed for healthy and self-sustaining populations. We have invested significantly in developing leading-edge reproductive health expertise, technologies and capabilities. More than 80% of the marine animals living in our zoological theme parks were born in human care. Our focus on population health is also driven by our goal of helping to support, and our participation in, Species Survival Plans, which are programs that are ultimately aimed at preserving species in the wild.

We apply high quality and comprehensive animal care standards, and actively work to advance knowledge and improve standards. We do this by contributing to research and sharing our insights with other zoological organizations. For example, our early work to define the clinically normal, healthy ranges for key measures in marine animals in our parks helped to establish the standards used by many veterinarians to assess both wild and managed marine species.

In 2016, SeaWorld announced it was ending its orca breeding program. That means that the orcas currently in our care will be the last generation at SeaWorld. They will continue to receive the highest-quality care based on the latest advances in marine veterinary medicine, science and zoological best practices for the rest of their lives. In 2017, we began introducing new orca encounters, which resemble live-action nature documentaries and focus on the research, education, care and respect that align with our mission to advance the well-being and conservation of these beautiful animals.

SeaWorld is also a leader in animal rescue. Over the last five decades through December 31, 2017, we have helped more than 31,000 ill, injured, orphaned or abandoned animals in need of our expert care. Working in partnership with state, local and federal agencies, our SeaWorld Rescue Team is on call 24 hours a day, seven days a week, 365 days a year.

Our commitment to animals also extends beyond our theme parks and throughout the world. We actively participate in species conservation and rescue efforts as discussed in the “—Sustainable Operations” and “—Conservation & Community Relations” sections included elsewhere in this Annual Report on Form 10-K.

Our Products and Services

Admission Tickets

We generate most of our revenue from selling admission to our theme parks. For the year ended December 31, 2017, theme park admissions accounted for approximately 61% of our total revenue. We engage with travel agents, ticket resellers and travel agencies, and directly with our guests through our websites and social media, to promote advanced ticket sales and provide guest convenience and ease of entry. Approximately 45% of our admission revenues are from ticket purchases made online.

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

We actively use pricing and promotions to manage capacity and maximize revenue. In 2017 and 2016, we introduced demand-based pricing for select peak time periods at several of our parks, advance purchase discounts to encourage early commitment, and seasonal pricing models to drive demand in non-peak time periods. We continue to optimize our web experience to focus on increasing average order value through suggestive up-selling, offering multi-day tickets and vacation packages.

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

We operate over 250 photo and specialty retail shops at our theme parks, and our retail business encompasses the entire value chain, from product design to production and sourcing, importing and logistics and visual presentation up to the point of sale. Our products encompass more than 56,000 unique SKUs annually. Whether a plush toy, a stylish apparel item showcasing an attraction, a commemorative memento or a tote to carry it all, we carry items both big and small so that every guest has a chance to find that perfect item that is a reminder of the memories made in our theme parks.

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

In addition, we have expanded our brand appeal through strategic alliances with well-known external brands, including Sesame Street.  Beginning in 2016, we incorporated Rudolph the Red-Nosed Reindeer and other well-known characters into five of our park holiday programs under a license agreement with Character Arts, LLC. While currently these licensed consumer products do not represent a material percentage of our total revenue, we believe by leveraging our brands and our intellectual property through media and consumer products, we will create new revenue streams and enhance the value of our brands through greater brand visibility, consumer awareness and increased consumer loyalty.

Group Events and Conventions

We host a variety of different group events, meetings and conventions at our theme parks both during the day and at night. Our venues offer indoor and outdoor space for meetings, special events, entertainment shows, picnics, teambuilding events, group tours and special group ticket packages. Park buy-outs allow groups to enjoy exclusive itineraries, including meetings and shows, up-close encounters with animals and behind the scenes tours. Each of our theme parks offers attractive venues, such as SeaWorld Orlando’s Ports of Call, a 70,000 square foot dedicated special events complex and banquet facility at the theme park, which is themed as a nautical wharf-side warehouse district. The facility offers more than 30,000 square feet of dining space, with a ballroom that provides seating for more than 750 guests and a larger outdoor garden reception area that can accommodate additional guests. For the year ended December 31, 2017, we hosted close to 1,400 group events at our theme parks across the country.

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

Sustainable Operations

Environmental conservation is implicit in our purpose. To thrive, animals need vibrant ecosystems and healthy habitats. We understand the adverse effects of human behavior and climate change on ecosystems and the animals who call them home; therefore, we are constantly working to minimize the footprint of our operations. As a part of our commitment to conservation, we have invested in numerous projects to reduce our energy and water use and the amount of waste we generate.

Our parks have some of the most advanced and efficient water purification systems in the world, which provide the optimum environment for our marine life. We leverage this knowledge to reclaim and recycle wastewater for reuse, thereby decreasing our consumption of fresh water. We have also implemented a range of other water conservation efforts across our parks. Many of these incorporate lessons from our facilities in San Diego and San Antonio, which, driven in part by drought conditions, have found innovative opportunities to harvest rainwater, reuse water for cooling buildings and adapt landscaping to require less water. We continually look for new ways to reduce water use in our parks and to support water conservation projects elsewhere.

Conservation and Community Relations

Our purpose is to inspire people to protect animals and the wild wonders of the world, and a critical way we deliver on this is by providing our guests opportunities to explore and interact with the animals in our parks. Through our up-close animal encounters, educational exhibits and innovative entertainment, we strive to inspire each guest to take action to care for and conserve the natural world. Some of the animals in our care serve as ambassadors for their species through numerous national media and public appearances that educate the public and raise awareness for issues facing wildlife and wild places.  We also partner with and support leading research, education and conservation organizations that help protect species of animals at risk in the wild, as well as the habitats that are home to many vulnerable species.

We have supported conservation organizations such as the Killer Whale Research and Conservation Program, in partnership with the National Fish and Wildlife Foundation, to study and protect endangered killer whales in the wild, with a particular focus on the Southern Resident killer whale population found off the coast of Washington. Another example is a partnership with marine wildlife artist and conservationist Guy Harvey focused on ocean health and the plight of sharks in the wild. We also continue to support the Hubbs-SeaWorld Research Institute, which was started over 50 years ago by one of SeaWorld’s founders and remains a world-renowned scientific research organization committed to conserving and renewing marine life to ensure a healthier planet.

Alongside our conservation work, we are committed to giving back to the communities in which our theme parks are located. We focus our philanthropic efforts in three areas: animal preservation and stewardship; youth development and education; and community initiatives that address environmental sustainability. We partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance and/or hands-on volunteer work. Through our SeaWorld Cares, Busch Gardens Cares and Sesame Place Cares initiatives, our employees are actively involved in volunteer activities, such as beach and river cleanup efforts

Our Guests and Customers

Our theme parks are located near a number of large metropolitan areas, with a total population of over 63 million people located within 150 miles of our parks. Additionally, because our theme parks are divided between regional and destination theme parks, our guests include local visitors, non-local domestic visitors and international tourists. Our theme parks are entertainment venues and have broad demographic appeal. For the year ended December 31, 2017, families comprised 54% of our attendance with an average party size of 3.8 people.

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

Marketing

Our marketing, sales and revenue management sales efforts are focused on generating profitable attendance, growing in-park per capita spending and building the value of our brands. We differentiate our brands by building emotive and exciting communications that bring to life our mission: to deliver experiences that matter.  We use advertising, promotions, public relations, digital and social media, retail and corporate partners, sales distribution and pricing strategies to create awareness and engagement, and ultimately drive visits to our theme parks and water parks. Our strategies to build park attractions that are both fun and meaningful increase opportunities for better in-park spending and merchandise sales.  Our attractive destination locations and strategy of grouping parks together creates high appeal for multi-day visits. Our strategic priorities include: (i) increasing brand favorability, awareness and visit intent, (ii) strengthening loyalty and retention, (iii) driving maximum revenue (iv) using data to deepen our understanding of guest interests and buying behaviors and (v) increasing our digital marketing capabilities to efficiently reach our guests with relevant offerings.

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

Sesame License Agreement

Our wholly-owned subsidiary, SEA, is a party to a license agreement with Sesame, a New York not-for-profit corporation. The License Agreement extends SEA’s status as Sesame’s exclusive theme park partner in the Sesame Territory (United States, Puerto Rico, and the U.S. Virgin Islands), with the second Sesame Place® theme park scheduled to open no later than mid-2021. After the opening of the second Sesame Place, the Company will have the option to build additional Sesame Place theme parks in the Sesame Territory.

Under the terms of the license agreement, including the requirement for certain subsequent approvals from Sesame, Sesame granted SEA the right to use the Sesame Street Elements (as defined below) (a) in connection with the design, building, installation, theming, promotion, and operation of SEA’s existing Sesame Place theme park, located in Langhorne, Pennsylvania (the “Langhorne Sesame Place”) and additional Sesame Place theme parks in the United States (collectively, the “Standalone Parks”); (b) in connection with the design, building, installation, theming, promotion, and operation of SEA’s existing Sesame Lands (currently known as Sesame Street® Bay of Play at SeaWorld San Antonio, Sesame Street Bay of Play at SeaWorld San Diego, Sesame Street Safari of Fun at Busch Gardens Tampa, and Sesame Street Forest of Fun at Busch Gardens Williamsburg) and additional Sesame Lands, including a Sesame Land at SeaWorld Orlando scheduled to be built by fall 2022 (collectively, the “Sesame Lands”); (c) in connection with the Licensed Products (as defined below); (d) in marketing and promotional activities related to the Standalone Parks and Sesame Lands, including without limitation, marketing, advertising and promotion, character appearances and live presentations (both in park and in off-site promotional activities such as schools, parades, conventions, etc.), and the Licensed Products; and/or (e) to seek and to enter into sponsorship agreements for specific sponsorships of Sesame Street-themed attractions.

In addition, SEA has been granted a license to (i) develop and manufacture or have developed and manufactured products that utilize the Sesame Street Elements or to purchase products that utilize the Sesame Street Elements from Sesame’s third party licensees (collectively, the “Licensed Products”), (ii) to market, promote, advertise, distribute and sell the Licensed Products within each of SEA’s theme parks and through online stores on SEA’s websites and targeted primarily to consumers in the United States and (iii) to contract with third party vendors to promote, distribute and sell the Licensed Products within the United States.

The term “Sesame Street Elements” means all current and hereafter developed or owned titles, marks, names, characters (including any new Sesame Street characters shown on Sesame Street and owned in whole or controlled by Sesame), images, likenesses, audio, video, audiovisual, logos, themes, symbols, copyrights, trademarks, service marks, visual representations and designs, and other intellectual property (whether in two- or three-dimensional form and including animated and mechanical representations) owned or controlled by Sesame (or its affiliates), and associated with the “Sesame Street” television property, whether previously (unless retired) or currently on “Sesame Street” or whether hereafter developed or owned and the names and marks “Sesame Place” and “Sesame Land,” but expressly excluding “Kermit the Frog.”

Sesame has reserved rights to build family entertainment centers using the Sesame Street Elements subject to certain territorial restrictions surrounding SEA’s Sesame Place Standalone Parks and Sesame Lands within the Sesame Territory.

The license agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a 5 year option added from each new Standalone Park opening.

Pursuant to the license agreement, SEA pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of Licensed Products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.

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

According to the IBISWorld Report, the U.S. amusement park industry is comprised of a large number of venues ranging from a small group of high attendance, heavily themed destination theme parks to a large group of lower attendance local theme parks and family entertainment centers. According to the TEA/AECOM Report, the United States is the largest theme park market in the world with 5 of the 10 largest theme park groups worldwide and 10 of the 25 most-visited theme parks in the world. In 2017, the U.S. amusement park industry was expected to generate approximately $17.7 billion in revenues and grow annually by 2% from 2017-2022, according to the IBISWorld Report.

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

Employees

As of December 31, 2017, we employed approximately 4,900 full-time employees and approximately 11,300 part-time employees.  During our peak operating season in 2017, we employed approximately 5,000 seasonal employees, many of whom are high school and college students. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good.

Regulatory

Our operations are subject to a variety of federal, state and local laws, regulations and ordinances including, but not limited to, those regulating the environment, display, possession and care of our animals, amusement park rides, building and construction, health and safety, labor and employment, workplace safety, zoning and land use and alcoholic beverage and food service. Key statutes and treaties relating to the display, possession and care of our zoological collection include the Endangered Species Act, Marine Mammal Protection Act, Animal Welfare Act, Convention on International Trade in Endangered Species and Fauna Protection Act and the Lacey Act. We must also comply with the Migratory Bird Treaty Act, Bald and Golden Eagle Protection Act, Wild Bird Conservation Act and National Environmental Policy Act, among other laws and regulations. We believe that we are in substantial compliance with applicable laws, regulations and ordinances; however, such requirements may change over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to our properties or operations will not require significant expenditures in the future.  For information on recent regulatory developments, see the “—Recent Developments—Regulatory Developments” section included elsewhere in this Annual Report on Form 10-K.

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

On May 8, 2017, an affiliate of ZHG Group, Sun Wise (UK) Co., LTD (“ZHG” or “Buyer”) acquired approximately 21% of the outstanding shares of common stock of the Company from certain affiliates of Blackstone (the “Seller”), pursuant to a Stock Purchase Agreement between ZHG and the Seller (the “Stock Purchase Agreement”). See further discussion in Note 17–Related-Party Transactions and Note 20–Stockholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of December 31, 2017, ZHG owned, approximately 21.5% of our total outstanding common stock.

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

For instance, on July 16, 2015, Senator Dianne Feinstein (D-CA) offered an amendment to the Fiscal Year 2016 Agriculture, Rural Development, Food and Drug Administration, and Related Agencies spending bill during consideration of the bill by the full Committee on Appropriations. The amendment directed the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS) to issue updated regulations for the display of marine mammals in domestic zoos and aquaria within six months of enactment.  While that amendment was not included in the final Fiscal Year 2016 Omnibus Appropriations Bill, APHIS released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).  This proposed rule would affect sections in the regulations for the protection of all marine mammals in the United States relating to human marine mammal interactive programs, space requirements, water quality, indoor facilities, outdoor facilities, implementation dates, and variances.  The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016.  We submitted a comment letter to APHIS on the final date for comments, expressing our views on the Proposed APHIS Regulations.  On January 12, 2018, the Federal Register published the latest Unified Agenda of Federal Regulatory and Deregulatory Actions.  No proposed regulatory actions were listed for APHIS indicating that the agency does not plan any further action at this time on the matter.  The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized.  Once effective, the Proposed APHIS Regulations may increase our regulatory compliance burdens and costs, impact the way and manner the Company’s marine mammals are displayed and require additional management attention and investments to come into compliance.

On March 23, 2017, Representative Adam Schiff (D-CA) reintroduced the Orca Responsibility and Care Advancement Act (the “ORCA Act”) which he initially introduced in November 2015.  The reintroduced bill has been referred to the House Natural Resources and Agriculture Committees.  It is unclear whether this reintroduced bill will be enacted into law, but if enacted, this reintroduced bill would amend the Marine Mammal Protection Act of 1972 and the Animal Welfare Act to prohibit the breeding, the taking (wild capture), and the import or export of orcas for the purposes of public display.  In addition, the reintroduced bill would prohibit the transport of orcas from one park to another but does allow for transport to a “marine mammal sanctuary” and attempts to officially define the term “sanctuary” in law.

On April 5, 2016, following the Orca Announcement, a California lawmaker reintroduced the California Orca Protection Act which is a bill that he originally proposed in March 2014.  The bill proposed in 2014 would have ended all captive breeding and display of orcas in California.  Additionally, that bill would have required that all orcas in California be retired to sea pens and/or sanctuaries. That bill was referred to interim study after its first public hearing in 2014. The reintroduced bill proposed in April 2016 seeks to primarily codify the Orca Announcement in California.  On August 26, 2016, this bill was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or existing orcas out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. The new orca programs we are developing will be consistent with these standards and began in our San Diego park in 2017.  On November 4, 2016, the California Coastal Commission granted approval to permit the renovation of the existing backdrop at the orca habitat at our San Diego park.  This approval allows us to continually develop our new orca program in our San Diego park.  On January 7, 2018, a Florida State lawmaker filed a Florida Orca Protection bill, with similar language to the California legislation.  If passed, the bill would have similar implications to the California legislation and as previously discussed, the new orca programs we are developing are consistent with the proposed standards.

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

From time to time, animal activist and other third-party groups may make claims before government agencies, bring lawsuits against us, and/or attempt to generate negative publicity associated with our business. Such activities sometimes are based on allegations that we do not properly care for some of our featured animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of future claims and lawsuits that could be brought against us. In addition, negative publicity associated with such activities could adversely affect our reputation and results of operations. At times, activists and other third-party groups have also attempted to generate negative publicity related to our relationships with our business partners, such as corporate sponsors, promotional partners, vendors, ticket resellers and others. For example, since 2014, we have experienced demand pressures, particularly in California, which we believe were partly due to media attention relating to the legislation proposed in that state. In addition, we have experienced increased media attention since 2014 extending to our relationships with some of our business partners, including recent attempts in the first quarter of 2018 by animal activists to generate negative publicity related to our relationships with ticket resellers in the United Kingdom.

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

Any one or more of these factors could adversely affect attendance and total per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations. For example, throughout 2017 we have experienced a decline in international attendance from multiple markets, with a significant portion of that decline coming from the United Kingdom.  We believe these declines are due partly to the strengthening of the U.S. dollar against a variety of foreign currencies; in addition, we believe competitive pressures may also be impacting international attendance in our Orlando market.  The June 2016 announcement of the Referendum of the United Kingdom’s Membership of the European Union (referred to as Brexit) introduced additional volatility and uncertainty in global stock markets and currency exchange rates which has also had an impact on our international attendance from the United Kingdom.  Historically, attendance from the United Kingdom represented approximately 5% of our total annual attendance.  Latin America attendance is also down from historical levels and may not rebound in the near future.  Fluctuations in foreign currency exchange rates impact our business due to the effect a strong dollar has on international tourist spending.  In addition, demand for our parks is highly dependent on the general environment for travel and tourism, which can be significantly adversely affected by extreme weather events.  Any of such events could have a material adverse effect on our business, financial condition, or results of operations.  For example, attendance at our parks in the third quarter of 2017 was negatively impacted by Hurricane Irma, which caused park closures in Tampa and Orlando, and, to a lesser extent, Hurricane Harvey, which caused park closures and travel disruptions in Texas, as well as weather impacts in Virginia.

Incidents or adverse publicity concerning our theme parks or the theme park industry generally could harm our brands or reputation as well as negatively impact our revenues and profitability.

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company, the quality of our theme parks and services and our corporate and management integrity. The operation of theme parks involves the risk of accidents, illnesses, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our brands or reputation and our business and results of operations. An accident or an injury at any of our theme parks or at theme parks operated by competitors, particularly an accident or an injury involving the safety of guests and employees, that receives media attention, is the topic of a book, film, documentary or is otherwise the subject of public discussions, may harm our brands or reputation, cause a loss of consumer confidence in the Company, reduce attendance at our theme parks and negatively impact our results of operations. Such incidents have occurred in the past and may occur in the future. In addition, other types of adverse publicity concerning our business or the theme park industry generally could harm our brands, reputation and results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity.  There has been and may continue to be perception issues and negative media attention that create a barrier to attendance at our parks, particularly in California.

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

Approximately 57%, 17% and 14% of our revenues in 2017 were generated in the States of Florida, California and Virginia, respectively. In addition, our revenues and results of operations depend significantly on the results of our Orlando theme parks. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

Any risks described in this Annual Report on Form 10-K, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally or our Orlando theme parks in particular may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2016, Florida was impacted by Tropical Storm Colin and both Florida and Virginia were impacted by Hurricanes Hermine and Matthew, which caused physical damage and power outages in various parts of Florida and Virginia.  Although we attempted to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida and in Williamsburg, Virginia experienced closures as a result of these storms.  In addition, attendance at our parks in the third quarter of 2017 was negatively impacted by Hurricane Irma, which caused park closures in Tampa and Orlando, and, to a lesser extent, Hurricane Harvey, which caused park closures and travel disruptions in Texas, as well as weather impacts in Virginia.

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

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to animal enterprise related businesses in the theme park industry. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available, or the availability of coverage for specific risks.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs due to competition, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions that have impacted our healthcare costs. It is possible that any future amendments could significantly increase our compensation costs, which would reduce our net income and adversely affect our cash flows.  Beginning on July 11, 2016, San Diego’s minimum wage was increased to $10.50 and, beginning on January 1, 2017, was increased again to $11.50. Two years later in January 2019, annual increases to the San Diego minimum wage as well as the State of California minimum wage based on the consumer price index will start to be implemented.  Increases to the San Diego minimum wage and State of California minimum wage will impact our operating expenses, particularly at the Company’s SeaWorld San Diego and Aquatica San Diego parks.

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

We discuss the securities litigation and other litigation to which we are subject to in greater detail below under the caption “Item 3. Legal Proceedings” and Note 15–Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcome of many of these proceedings cannot be predicted. If any proceedings, audits, inspections or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material sums of money, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management’s attention and resources.

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

On February 26, 2018, Joel K. Manby stepped down from his position as President and Chief Executive Officer of the Company and resigned as a member of our Board of Directors and the Board of Directors appointed John T. Reilly, our Chief Parks Operations Officer to serve as Interim Chief Executive Officer. The Board of Directors has commenced a search to recruit a permanent successor with the assistance of a leading executive search firm.  In connection with the departure of Mr. Manby and the appointment of Mr. Reilly as Interim Chief Executive Officer, the Board of Directors appointed the Chairman of the Board, Yoshikazu Maruyama to serve as Executive Chairman of the Board, effective February 26, 2018, until a successor for Mr. Manby is appointed on a permanent basis, at which time Mr. Maruyama is expected to resume his position as Chairman of the Board.  These changes in the Company’s management team and to the Board of Directors, may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the management team or the Board of Directors could have a negative impact on the Company’s ability to manage and grow its business effectively. In addition, if the Company is not effective in its succession planning, it may have a negative impact on the Company’s ability to successfully recruit for its management team. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key management roles could have a material adverse impact on the Company’s business, results of operations and/or the price of the Company’s common stock.

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

We rely on a license from Sesame to use the Sesame Place trade name and trademark and certain other intellectual property rights, including titles, marks, characters, logos and designs from the Sesame Street television series within our Sesame Place theme park located in Langhorne, Pennsylvania (the “Langhorne Sesame Place”) and any additional future Sesame Place theme parks in the United States (collectively, the “Standalone Parks”) and with respect to Sesame Street themed areas within certain areas of some of our other theme parks, as well as in connection with the sales of certain Sesame Street themed products. The License Agreement with Sesame Workshop (the “Sesame License Agreement”) has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a 5 year option added from each new Standalone Park opening. Our use of these intellectual property rights is subject to the approval of Sesame and the parties have certain termination rights under the Sesame License Agreement, including without limitation Sesame’s right to terminate the Sesame License Agreement in whole or in part under certain limited circumstances, including a change of control of the Company (or of SeaWorld Parks and Entertainment, Inc., a wholly-owned subsidiary of the Company), the Company’s bankruptcy or uncured breach of the Sesame License Agreement, or the termination of the Sesame License Agreement regarding the Langhorne Sesame Place theme park.  If we were to lose or have to renegotiate the Sesame License Agreement, our business may be adversely affected.

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

Our existing debt agreements contain, and documents governing our future indebtedness may contain, numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, pay dividends and other distributions, make capital expenditures, make certain loans, investments and other restricted payments, enter into agreements restricting our subsidiaries’ ability to pay dividends, engage in certain transactions with stockholders or affiliates, sell certain assets or engage in mergers, acquisitions and other business combinations, amend or otherwise alter the terms of our indebtedness, alter the business that we conduct, guarantee indebtedness or incur other contingent obligations and create liens. Our existing debt agreements also require, and documents governing our future indebtedness may require, us to meet certain financial ratios and tests. Our ability to comply with these and other provisions of the existing debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. We discuss certain key covenants and financial ratios to which we are subject under our debt agreements in greater detail under the caption “Restrictive Covenants” in Note 12–Long-Term Debt to our accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Our Indebtedness―Covenant Compliance”. Additionally, variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.

Moody’s Investor Service and Standard & Poor’s Financial Services routinely evaluate our debt and issue ratings on our Senior Secured Credit Facilities. These ratings are based on a number of factors, which included their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in these factors and market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity and access to capital markets.

For example, as of January 1, 2017, our Senior Secured Credit Facilities (as defined below) were rated by Standard and Poor’s Financial Services (corporate credit rated B+ with a negative outlook and the Senior Secured Credit Facilities rated BB-) and Moody’s Investors Service (corporate family rated B1 with a stable outlook and the Senior Secured Credit Facilities rated B1).  In August 2017, these credit rating agencies lowered their ratings and, since that adjustment, we have been rated by Standard and Poor’s Financial Services (corporate credit rated B with a negative outlook and the Senior Secured Credit Facilities rated B) and Moody’s Investors Service (corporate family rated B2 with a negative outlook and the Senior Secured Credit Facilities rated B2). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds and related margins, liquidity and access to capital markets. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2017, our total indebtedness was approximately $1,560.0 million. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities, share repurchases pursuant to the program authorized by the Board in 2014 to repurchase up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”) and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

In recent years, our management team has been focused on a strategic plan to stabilize our business to drive sustainable growth by providing experiences that matter, delivering distinct guest experiences that are fun and meaningful, pursuing organic and strategic revenue growth and addressing the challenges we face, while maintaining financial discipline. In addition, following a fundamental review of our cost structure, in 2016, we announced a comprehensive cost optimization program and in 2017, identified additional cost savings opportunities.  See further discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Overview” included elsewhere in this Annual Report on Form 10-K”.  Any of these and future strategies to drive sustainable growth in our business may be unsuccessful and we may not be able to achieve the targeted cost savings or grow our business.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

Our operations are capital intensive and require significant investment in long-lived assets, such as property, equipment and other long-lived assets and indefinite-lived intangible assets. Goodwill and other intangible assets represent a significant portion of our assets. We review goodwill and intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in park performance, adverse competitive conditions, adverse changes in applicable laws or regulations, including changes that restrict our activities or affect the services we offer, challenges to the validity of our intellectual property and a variety of other factors.  For example, due to financial performance particularly late in the second quarter of 2017 at our SeaWorld Orlando park, driven primarily by a decline in U.S. domestic and international attendance at the park, we determined a triggering event had occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit.  See Note 9–Goodwill, Net, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  There is no assurance that we will not experience similar asset impairments in the future. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations.

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

The policies of the U.S. President and his administration could adversely impact our business, financial condition and results of operations.

While the current administration’s policies in many areas are still uncertain at this time, certain types of policies regarding foreign travel to the United States, foreign trade, manufacturing, development and investment could adversely affect our business. For example, policies that strengthen the U.S. dollar against a variety of foreign currencies could impact international tourist spending, including at our theme parks. In addition, foreign tourists may opt to reduce their travel to the United States as a result of the new administration’s policies regarding immigration, foreign trade or other matters. While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of our securities.

On December 22, 2017, the U.S. President signed into law the “Tax Cuts and Jobs Act” (the “Act”).  Among other changes, the Act imposes limitations on the deductibility of interest.  Moreover, the effects of the Act are not yet entirely clear and will depend on, among other things, additional regulatory and administrative guidance, as well as any statutory technical corrections that are subsequently enacted,  which could have an adverse effect on the U.S. federal income taxation of our and our subsidiaries’ operations.

We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.

We value constructive input from our stockholders and the investment community. Our Board of Directors and management team are committed to acting in the best interests of all of our stockholders. There is no assurance that the actions taken by our Board of Directors and management in seeking to maintain constructive engagement with our stockholders will be successful. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could also interfere with our ability to execute our strategic plan and our long term growth. The perceived uncertainties as to our future direction caused by activist actions could affect the market price of our securities, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, board members and business partners. In addition, any interference with our annual meeting process, including but not limited to a proxy contest for the election of directors at our annual meeting, could require us to incur significant legal and other advisory fees and proxy solicitation expenses and require significant time and attention by management and our board of directors.

Affiliates of Hill Path will be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

On May 1, 2017, Hill Path and affiliated entities filed with the SEC a Schedule 13D reporting that such persons had accumulated a total of 6,987,962 shares of the Company’s common stock, which represented approximately 7.7% of the Company’s total outstanding shares of common stock at such time.  In the Schedule 13D, Hill Path stated, among other things, that they may suggest changes in the Company’s business, operations, capital structure, capital allocation, corporate governance and other strategic matters.  As described in our Current Report on Form 8-K filed on November 7, 2017, we entered into a cooperation agreement and certain related agreements with Hill Path with a view to working collaboratively to build long term stockholder value and, as described in Amendment No. 5 to Hill Path’s Schedule 13D on November 7, 2017, Hill Path reported that such persons had accumulated a total of 13,581,406 shares of the Company’s common stock, which represented approximately 15% of the Company’s total outstanding shares of common stock at such time.  Pursuant to the cooperation agreement, on November 5, 2017, the Board appointed Scott I. Ross (the “Designee”) to the Board and the recently created Revenue Committee of the Board, increasing the total Board to 9 members.  The Revenue Committee is a new Board committee for the development, articulation and execution of the Company’s short-term and long-term revenue-growth strategies.  For so long as the Designee remains on our Board, Hill Path will have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. Also, for so long as Hill Path continues to own a significant percentage of our stock, Hill Path may be able to influence whether or not a change of control of our company or a change in the composition of our Board of Directors occurs. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Affiliates of ZHG Group will be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

Affiliates of ZHG Group beneficially own approximately 21% of our common stock as of such date and have the ability to elect a specified number of members of our Board of Directors as described in our Current Report on Form 8-K filed on March 24, 2017.  Thus, for so long as ZHG Group continues to own specified percentages of our stock, ZHG Group will be able to influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, during that period of time, ZHG Group will have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as ZHG Group continues to own a significant percentage of our stock, ZHG Group may be able to influence whether or not a change of control of our company or a change in the composition of our Board of Directors occurs. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

ZHG Group and its respective affiliates engage in a broad spectrum of activities, including investments in the real estate, leisure, culture, and tourism industries. In the ordinary course of their business activities, ZHG Group and its respective affiliates may engage in activities in which their interests conflict with ours or those of our stockholders.  For example, the ZHG Group recently acquired Abercrombie & Kent, Group of Companies, S.A., a major international luxury and adventure tour operator. Under the Company’s stockholders agreement with ZHG Group, the Company agreed to renounce any interest or expectancy, or right to be offered an opportunity to participate in, any business opportunity or corporate opportunity presented to ZHG Group or its affiliates. ZHG Group also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, ZHG Group may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their respective investments, even though such transactions might involve risks to you.

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly, and you may not be able to sell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2017, our common stock close price has ranged from $10.61 to $38.92. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond our control, including:

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

In September 2016, our Board suspended the Company’s quarterly dividend to allow the Company greater flexibility to deploy capital to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, share repurchases, investments in new attractions or debt repayments.  Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deems relevant. Our ability to declare dividends and make other restricted payments is limited by covenants in our senior secured credit facilities pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). The fiscal amount available for dividend declarations, share repurchases and other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter. See Note 12–Long-Term Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We cannot guarantee that our allocation of capital to various alternatives will enhance long-term stockholder value, and in some cases, our Share Repurchase Program could increase the volatility of the price of our common stock.

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects and expenses, managing debt levels, and periodically returning capital to our shareholders through share repurchases and dividends.  There can be no assurance that our capital allocation decisions will enhance shareholder value.  During 2015, we repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45.0 million. There were no share repurchases during the years ended December 31, 2017 and 2016, leaving $190.0 million available for future repurchases under the Share Repurchase Program as of December 31, 2017.  Repurchases of our common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.  There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness.

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

Shares held by ZHG Group, Hill Path and certain of our directors, officers and employees are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to a registration rights agreement entered into in connection with the Sale, we granted ZHG Group the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act.  We also entered into a side letter with Hill Path on November 5, 2017 that provides if it obtains any requisite Board approval or the consent of ZHG, the Company will execute and deliver to Hill Path a form of registration rights agreement which grants Hill Path limited shelf registration rights with respect to their common stock (including certain demand underwritten offering rights and piggyback registration rights) under the Securities Act.

As restrictions on resale end or if ZHG Group or Hill Path exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In addition, the shares of our common stock reserved for future issuance under the 2017 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and Rule 144, as applicable. A total of 15,000,000 shares of common stock were reserved for issuance under the 2017 Omnibus Incentive Plan, of which 7,466,524 shares of common stock remain available for future issuance as of December 31, 2017. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 63.9% of our common stock outstanding as of December 31, 2017. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes our principal properties, which includes approximately 400 acres of land available for future development.

Location	Size	Use
Orlando, FL	76,360 sq ft	Leased Office Space (corporate headquarters)
Orlando, FL	9,636 sq ft	Leased Office Space (call center)
San Diego, CA	190 acres(a)	Leased Land
Chula Vista, CA	66 acres	Owned Water Park
Orlando, FL	279 acres	Owned Theme Park
Orlando, FL	58 acres	Owned All-inclusive Interactive Park
Orlando, FL	81 acres	Owned Water Park
Tampa, FL	56 acres	Owned Water Park
Tampa, FL	306 acres	Owned Theme Park
Dade City, FL	109 acres	Owned Breeding and Holding Facility
Langhorne, PA	55 acres	Owned Theme Park
San Antonio, TX	397 acres	Owned Theme Park
San Antonio, TX	18 acres	Owned Water Park
Williamsburg, VA	222 acres	Owned Water Park
Williamsburg, VA	422 acres	Owned Theme Park
Williamsburg, VA	5 acres	Owned Warehouse Space
Williamsburg, VA	5 acres	Owned Seasonal Worker Lodging

(a)	Includes approximately 17 acres of water in Mission Bay Park, California.

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

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint.  On March 31, 2016, the Court granted the motions to dismiss the amended complaint, in its entirety, without prejudice.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants.  On June 29, 2016, the remaining defendants filed a motion to dismiss the Second Amended Complaint.  On September 30, 2016, the Court denied the motion to dismiss.  On October 28, 2016, defendants filed their Answer to the Second Amended Complaint. On May 19, 2017, Plaintiffs filed a motion for class certification which the Court granted on November 29, 2017.

On November 30, 2017, the United States filed a motion to intervene and partially stay discovery. On December 7, 2017, the Court stayed depositions through April 2, 2018.  On December 13, 2017, Defendants filed a petition with the Ninth Circuit for permission to appeal the Court’s class certification order.  On January 19, 2018, the Court vacated the current schedule in light of the District Court’s order permitting intervention by the DOJ and the pending petition to appeal the class certification decision.  The schedule will be reset at the end of the stay.  The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

The Company filed a motion to dismiss the entirety of the SAC with prejudice on February 25, 2016.  The United States District Court for the Southern District of California granted the Company’s motion to dismiss the entire SAC with prejudice and entered judgment for the Company on May 13, 2016.  Plaintiffs filed their notice of appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on June 10, 2016.  The appeal has been fully briefed and is scheduled for oral argument on March 12, 2018.

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

Plaintiffs filed a Third Amended Class Action Complaint on November 22, 2016.  The Company moved to dismiss portions of that pleading, but the motion to dismiss was denied.  What remained were plaintiff's claims under California's Unfair Competition Law, False Advertising Law and the CLRA based on the purchase of tickets; plaintiff's California Unfair Competition Law and False Advertising Law claims based on the purchase of plush toys; and plaintiff's claims under California's Unfair Competition Law based on the purchase of plush toys. The case has proceeded into written and oral discovery. All three plaintiffs have been deposed. Other deposition discovery has been stayed until April 2, 2018 at the request of the Department of Justice. The Company filed a motion for summary judgment on October 30, 2017, and a motion for Rule 11 Sanctions on December 1, 2017. On February 20, 2018, the Court granted in part and denied in part the Company’s motion for summary judgment. All three named plaintiffs continue to have claims for individual restitution and injunctive relief. On February 27, 2018, the Court denied the motion for Rule 11 Sanctions. The next significant phase of motions practice in the case will be the plaintiffs’ motion for class certification, which currently is scheduled to be filed on June 1, 2018.

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “SEAS.”  As of February 21, 2018, there were approximately 819 holders of record of our outstanding common stock.  This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.  The following table sets forth the high and low closing sales prices per share of our common stock during the periods indicated and the amount of cash dividends declared per share:

			Cash Dividend Declared
Calendar Period	High	Low	Per Share
2017
Quarter ended March 31, 2017	$19.50	$17.23	$—
Quarter ended June 30, 2017	$19.08	$15.10	$—
Quarter ended September 30, 2017	$16.34	$12.10	$—
Quarter ended December 31, 2017	$14.11	$10.61	$—

2016
Quarter ended March 31, 2016	$21.45	$17.05	$0.42
Quarter ended June 30, 2016	$21.65	$13.80	$0.21
Quarter ended September 30, 2016	$15.85	$12.12	$0.10
Quarter ended December 31, 2016	$19.62	$13.60	(a)

(a)

In September 2016, our Board suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long-term returns to shareholders such as, but not limited to, share repurchases, investments in new attractions or debt repayments.

Dividends

Prior to September 19, 2016, our Board had a policy to pay, subject to legally available funds, a regular quarterly dividend.  The payment and timing of cash dividends was within the discretion of our Board and depended on many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board deemed relevant.  Our Board declared cash dividends of $0.73 per share of common stock in 2016, which included a cash dividend of $0.10 per share of common stock declared on September 19, 2016.  Subsequent to this dividend declaration, our Board suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long-term returns to shareholders such as, but not limited to, share repurchases, investments in new attractions or debt repayments. Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon the many factors described above.

Our ability to declare dividends and make other restricted payments is limited by covenants in our senior secured credit facilities pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). The fiscal amount available for dividend declarations, share repurchases and other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter. See Note 12–Long-Term Debt in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. In particular, the ability of our subsidiaries to distribute cash to SeaWorld Entertainment, Inc. to pay dividends is limited by covenants in the Senior Secured Credit Facilities.

During the year ended December 31, 2017, accumulated cash dividends of $1.5 million related to previous dividend declarations were paid to certain equity plan participants upon vesting of restricted shares, including approximately $1.3 million related to certain 2.75x Performance Restricted shares which vested upon closing of the Sale on May 8, 2017 (see Note 19–Equity-Based Compensation in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details). For tax purposes, dividends paid in 2017 and 2016 were treated as a return of capital to stockholders. Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of SeaWorld under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from April 19, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2017 of the cumulative total return for our common stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index and the S&P 400 Movies & Entertainment Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on April 19, 2013 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	4/19/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
SeaWorld Entertainment, Inc.	$100.00	$108.53	$69.15	$79.63	$80.01	$77.22	$68.76	$54.90	$57.35
S&P 500 Index - Total Returns	$100.00	$120.66	$137.17	$139.07	$155.70	$165.15	$170.25	$177.88	$189.70
S&P Midcap 400 Index	$100.00	$121.01	$132.84	$129.95	$156.89	$163.08	$166.29	$171.65	$182.38
S&P 400 Movies & Entertainment Index	$100.00	$137.70	$127.70	$126.13	$154.90	$178.69	$179.56	$198.33	$193.21

Note: Comparison of 57 months cumulative total return.  Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2018.

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

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2017	October 31, 2017	35,013	$13.57	—	$190,000,035
November 1, 2017	November 30, 2017	—	—	—	190,000,035
December 1, 2017	December 31, 2017	—	—	—	190,000,035
Total		35,013		—	$190,000,035

(1)

All purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

(2)

In 2014, the Board authorized the repurchase of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. See Note 20–Stockholders’ Equity in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Share Repurchase Program.

Item 6.  Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating data as of the dates and for each of the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013.

The selected financial data as of December 31, 2017 and 2016 and for each of the fiscal years ended December 31, 2017, 2016 and 2015 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The selected financial data as of December 31, 2015, 2014 and 2013 and for the fiscal years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.”

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2017	2016	2015	2014	2013
Selected Statements of Comprehensive (Loss) Income Data:	(In thousands, except per share and per capita amounts)
Net revenues:
Admissions	$765,072	$817,793	$846,922	$859,426	$921,016
Food, merchandise and other	498,252	526,499	524,082	518,386	539,234
Total revenues	1,263,324	1,344,292	1,371,004	1,377,812	1,460,250
Costs and expenses:
Cost of food, merchandise and other revenues	95,914	100,643	103,980	109,024	114,192
Operating expenses (exclusive of depreciation and amortization shown separately below)	702,111	736,842	708,745	727,659	743,322
Selling, general and administrative	228,836	238,557	214,072	189,369	187,298
Goodwill impairment charge	269,332	—	—	—	—
Restructuring and other related costs	5,200	9,016	2,268	11,567	—
Separation costs	—	—	—	2,574	—
Secondary offering costs	—	—	—	747	1,407
Termination of advisory agreement	—	—	—	—	50,072
Depreciation and amortization	163,294	199,649	182,503	176,275	166,086
Total costs and expenses	1,464,687	1,284,707	1,211,568	1,217,215	1,262,377
Operating (loss) income	(201,363)	59,585	159,436	160,597	197,873
Other (income) expense, net	(115)	125	129	(198)	(241)
Interest expense	78,001	62,661	65,571	81,543	90,622
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,143	—	20,905	461	29,858
(Loss) income before income taxes	(287,392)	(3,201)	72,831	78,791	77,634
(Benefit from) provision for income taxes	(85,006)	9,330	23,698	28,872	25,714
Net (loss) income	$(202,386)	$(12,531)	$49,133	$49,919	$51,920
Per share data (a):
Net (loss) income per share, basic	$(2.36)	$(0.15)	$0.57	$0.57	$0.59
Net (loss) income per share, diluted	$(2.36)	$(0.15)	$0.57	$0.57	$0.59
Cash dividends declared per share	$—	$0.73	$0.84	$0.62	$0.60
Weighted average commons shares outstanding:
Basic	85,811	84,925	85,860	87,183	87,537
Diluted	85,811	84,925	85,981	87,480	88,152
Other financial and operating data:
Cash capital expenditures	$172,517	$160,518	$157,302	$154,641	$166,258
Attendance	20,798	22,000	22,471	22,399	23,391
Total revenue per capita(b)	$60.74	$61.10	$61.01	$61.51	$62.43

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated balance sheet data:	(In thousands)
Cash and cash equivalents	$33,178	$68,958	$18,971	$43,906	$116,841
Total assets	$2,085,782	$2,378,771	$2,388,662	$2,415,203	$2,521,070
Total long-term debt, net	$1,542,316	$1,582,782	$1,580,743	$1,583,450	$1,619,128
Total equity	$287,466	$461,215	$504,120	$579,535	$648,027

(a)	All share and per share amounts reflect an eight-for-one stock split of our common stock effected on April 8, 2013.
(b)	Calculated as total revenue divided by total attendance.

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

Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands, including SeaWorld, Busch Gardens, Aquatica, Sesame Place and Sea Rescue. Over our more than 50 year history, we have built a diversified portfolio of 12 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection. Our theme parks feature a diverse array of rides, shows, educational demonstrations and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

During the year ended December 31, 2017, we hosted approximately 20.8 million guests, including approximately 2.4 million international guests, generated total revenues of $1.26 billion and incurred a net loss of $202.4 million, which includes a pre-tax, non-cash goodwill impairment charge of $269.3 million. See Note 9–Goodwill, Net in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  See further discussion in the “― Trends Affecting Our Results of Operations” section which follows.

In recent years, our management team has been focused on stabilizing our business to drive sustainable growth by providing experiences that matter, delivering distinct guest experiences that are fun and meaningful, pursuing organic and strategic revenue growth and addressing the challenges we face, while maintaining financial discipline. We continue to build on our strong business fundamentals by evolving the guest experience to align with consumer preferences for experiences that matter.  Through family entertainment and distinct experiences and attractions, we provide our guests an opportunity to explore and learn more about the natural world and the plight of animals in the wild, to be inspired and to act to make a better world. We have increased our focus on “turning parks inside out” by taking our guests behind the scenes to provide a better understanding of our veterinary care and animal rescue operations such as the recent introduction of our Inside Look event at SeaWorld San Diego, implementing a simplified pricing model, targeting capital investments in new attractions across our parks, introducing national advertising and marketing campaigns, and an ongoing focus on cost control as part of a larger commitment to overall financial discipline.

Separately, we continue to progress on our partnership with Miral Asset Management LLC (“Miral”) to develop SeaWorld Abu Dhabi and with Zhonghong Holding Co., Ltd. (“Zhonghong Holding”) to provide design, support and advisory services for various potential projects in China, Taiwan, Hong Kong and Macau. See the “―Recent Developments― International Development Strategy” sections which follow. We have also entered into a new license agreement with Sesame Workshop to extend our status as Sesame Workshop’s exclusive theme park partner in the United States, Puerto Rico, and the U.S. Virgin Islands (the “Sesame Territory”), with the second Sesame Place theme park scheduled to open no later than mid-2021. After the opening of the second Sesame Place, we will have the option to build additional Sesame Place theme parks in the Sesame Territory (see the “―Recent Developments― License Agreement” section which follows).

On January 22, 2018, the Company and Evans Hotel, a premier provider of resort accommodations, entered into a Limited Liability Company Agreement to develop, own and operate a hotel project (the “San Diego Hotel Project) to be located on the land that the Company leases from the City of San Diego, see Item 2. Properties – “Lease Agreement with City of San Diego” included elsewhere in this Annual Report on Form 10-K.  The San Diego Resort Project is subject to the City of San Diego’s approval of a lease amendment and requisite approval from the California Coastal Commission sufficient to permit development of the San Diego Resort Project as contemplated by the agreement.

Recent Developments

On February 26, 2018, Joel K. Manby stepped down from his position as President and Chief Executive Officer of the Company and resigned as a member of our Board of Directors and the Board of Directors appointed John T. Reilly, our Chief Parks Operations Officer to serve as Interim Chief Executive Officer and approved a decrease in its size from nine to eight.  In connection with the departure of Mr. Manby and the appointment of Mr. Reilly as Interim Chief Executive Officer, the Board of Directors appointed the Chairman of the Board, Yoshikazu Maruyama to serve as Executive Chairman of the Board, effective February 26, 2018, until a successor for Mr. Manby is appointed on a permanent basis, at which time Mr. Maruyama is expected to resume his position as Chairman of the Board.

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

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Theme park admissions accounted for approximately 61% of our total revenue for both 2017 and 2016. Admission per capita was $36.79 for the year ended December 31, 2017, representing a decrease of 1.0% from $37.17 for the year ended December 31, 2016.  Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day or annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing which on average is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance.  Food, merchandise and other revenue accounted for approximately 39% of our total revenue for both 2017 and 2016. In-park per capita spending was $23.96 for the year ended December 31, 2017, representing an increase of 0.1% from $23.93 for the year ended December 31, 2016.  In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, passholders, U.S. domestic or international guests) and the mix of in-park spending.  As an example, international guests tend to drive higher in-park per capita spending when compared to other guests.  See further discussion in the “―Results of Operations” section which follows.

Trends Affecting Our Results of Operations

In March 2016, we announced that we have ended all orca breeding and the orcas currently in our care will be the last generation of orcas at SeaWorld (the “Orca Announcement”). We also announced that we will introduce new, inspiring, natural orca encounters and phase out our current theatrical shows, as part of our ongoing commitment to education, marine science research, and rescue of marine animals. These programs will focus on orca enrichment, exercise, and overall health. This change began in our SeaWorld San Diego park in May of 2017. In conjunction with the Orca Announcement, the orca habitat expansion we previously disclosed (the “Blue World Project”), as originally designed and planned, will not move forward and we will spend significantly less capital than the originally proposed Blue World Project. These new orca programs maintain our unique value proposition of providing experiences that matter, and inspiring guests to protect animals and the wild wonders of our world. We have also implemented an integrated marketing plan designed to attract new and repeat guests to our parks with our unique blend of compelling animal experiences and new rides and attractions for the whole family.

Our ability to attract and retain customers depends, in part, upon the external perceptions of our brands and reputation.  Adverse publicity concerning our business generally could harm our brands, reputation and results of operations.  The considerable expansion in the use of social media over recent years has amplified the impact of negative publicity.  Among other factors, we believe public perception issues and negative media attention can create a barrier to attendance at our parks, particularly in California.   We believe we experienced demand pressures in 2014 and 2015 in California due to such media attention.  We responded by introducing a number of initiatives, including new marketing and reputation campaigns to address public perceptions, share facts and correct misinformation.  We believe that these efforts, among others, had a positive impact on public perceptions and on our reputation as we saw improvement in our attendance and revenue trends in California in 2016. Towards the latter half of 2016, we largely reduced our marketing and reputation campaigns as we believed public perceptions had improved. However, attendance in 2017 at our SeaWorld San Diego park deteriorated.

Among other factors, we believe the decline in attendance particularly at our SeaWorld San Diego park partly results from public perception issues which have resurfaced since we reduced marketing spend on our national reputation campaign.  In response, we launched a new media campaign in our California market in October 2017 and nationwide in the first quarter of 2018.  We believe this campaign, along with new promotional pass products and the success of our seasonal events, partly contributed to improved season pass sales in California during the fourth quarter, which are up significantly on a percentage basis over the prior year period.

Total attendance for 2017 declined by approximately 1.2 million guests, or 5.5%, compared to 2016.  Attendance was primarily impacted by an overall decline in U.S. domestic and international attendance, which was largely concentrated at our parks in Orlando and San Diego.  In addition, SeaWorld San Diego was further impacted by a decline in attendance from the Southern California market which we believe was partly due to public perception issues as discussed above.  These factors were partially offset by improved attendance from guests within a 300 mile radius for our Florida and Texas markets which we believe is partly due to the success of our new attractions and events when compared to the prior year period.  We believe the decline in U.S. domestic attendance, particularly in Orlando, results primarily from the combined impact of reduced national advertising and competitive pressures.  To address the decline in U.S. domestic attendance, we launched a new comprehensive marketing and communications campaign which includes specific strategies to directly address the U.S. domestic market.

Throughout 2017, we have experienced a decline in international attendance from multiple markets, with a significant portion of that decline coming from the United Kingdom.  Among other factors, we believe these declines are due partly to the strengthening of the U.S. dollar against a variety of foreign currencies in recent years when compared to historical levels in 2014 and 2015; in addition, we believe competitive pressures may also be impacting international attendance in our Orlando market.   The June 2016 announcement of the Referendum of the United Kingdom's Membership of the European Union (referred to as Brexit) introduced additional volatility and uncertainty in global stock markets and currency exchange rates which has also had an impact on our international attendance from the United Kingdom. Attendance from the United Kingdom declined by 21% for 2017 compared to 2016.  Historically, attendance from the United Kingdom represents approximately 5% of our total annual attendance.

Latin America attendance for 2017 has continued to decline from previous years, with a 4% decline when compared to 2016, and a 35% decline compared to 2015.  Fluctuations in foreign currency exchange rates impact our business due to the effect a strong dollar has on international tourist spending.

Our success depends on our ability to grow our business, in part through targeted capital investments to improve our existing theme parks, rides, attractions and shows. Our growth and innovation strategies require significant commitments of management resources and capital investments designed to improve guest satisfaction and generate returns.  As a result, we make annual investments to support and improve our existing theme park facilities and attractions.  Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue, and increase our guests’ length of stay.  We are investing in capital spending on new attractions for 2018, which will include a new thrill roller coaster at SeaWorld San Diego, a river raft ride at SeaWorld Orlando, a wooden-steel hybrid coaster at Sesame Place, new water slides at Aquatica Orlando, Aquatica San Antonio, and Adventure Island and a new virtual reality attraction at Busch Gardens Williamsburg.  For further discussion of our new attractions for 2018, see Business “—Capital Improvements” section included elsewhere in this Annual Report on Form 10-K

Our success also depends to some extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Difficult economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. Generally, our revenue and attendance growth have historically been correlated with domestic economic growth, as reflected in the gross domestic product (“GDP”) and the overall level of growth in domestic consumer spending.

We also continue to work to enhance our pricing capabilities and capitalize on what we believe are meaningful total revenue per capita opportunities. For instance, we recently introduced dynamic pricing for select products during peak time periods at several of our parks, advance purchase discounts to encourage early commitment, and seasonal pricing models to drive demand in non-peak times.

Both attendance and total revenue per capita at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition, results of operations and cash flows.

Regulatory Developments

See discussion of relevant regulatory developments in the “—Business—Recent Developments—Regulatory Developments” section included elsewhere in this Annual Report on Form 10-K. For a discussion of certain risks associated with federal and state regulations governing the treatment of animals, see “Risk Factors” included elsewhere in this Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.”

U.S. Tax Cuts and Jobs Act

See discussion of relevant regulatory developments in the “—Business—Recent Developments—U.S. Tax Cuts and Jobs Act” section included elsewhere in this Annual Report on Form 10-K.  Also, see Note 14–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for revaluation of deferred tax assets and liabilities.

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

On March 24, 2017, we announced that an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”) entered into an agreement to acquire approximately 21% of the outstanding shares of common stock of the Company (the “Sale”) from certain affiliates of The Blackstone Group L.P. (“Seller”), pursuant to a Stock Purchase Agreement between Sun Wise (UK) Co., Ltd (“ZHG”) and Seller (the “Stock Purchase Agreement”).  The Sale closed on May 8, 2017.  Also on March 24, 2017, we entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept & Preliminary Design Support Agreement (the “CDSA”) with Zhonghong Holding, an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (the “ZHG Territory”). Under the terms of the ECDA, we will work with Zhonghong Holding and a top theme park design company, to create and produce concept designs and development analysis for theme parks, water parks and interactive parks in the ZHG Territory. Under the terms of the CDSA, we will provide guidance, support, input, and expertise relating to the initial strategic planning, concept and preliminary design of Zhonghong Holding’s family entertainment and other similar centers.

For a discussion of certain risks associated with our international development strategy, see “Risk Factors” included elsewhere in this Annual Report on Form 10-K, including “Risk Factors—Risks Related to Our Business and Our Industry—We may not realize the benefits of acquisitions or other strategic initiatives.”

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

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests, consumer confidence and other factors beyond our control, including the potential spread of contagious diseases. Admission per capita is driven by ticket pricing, the admissions product mix and the park attendance mix. In-park per capita spending is driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, domestic or international guests) and the mix of in-park spending.  For other factors affecting our revenues, see “Risk Factors” included elsewhere in this Annual Report on Form 10-K, including “Risk Factors—Risks Related to Our Business and Our Industry.”

In addition to the theme parks, we are also involved in entertainment, media and consumer product businesses that leverage our intellectual property. While these businesses currently do not represent a material percentage of our revenue, they are important strategic drivers in terms of consumer awareness and brand building.

Costs and Expenses

The principal costs of our operations are employee salaries and benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our operating costs and expenses include minimum wage legislation, competitive wage pressures, commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels. A large portion of our expenses is relatively fixed because the costs for full-time employees, advertising, maintenance, animal care, utilities and insurance do not vary significantly with attendance. For factors affecting our costs and expenses, see “Risk Factors” included elsewhere in this Annual Report on Form 10-K, including “Risk Factors—Risks Related to Our Business and Our Industry.”

Following a fundamental review of our cost structure, in 2016, we announced a comprehensive cost optimization program that was originally expected to provide $40.0 million in net savings by the end of 2018.  As part of this program, in December 2016, we committed to and implemented a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve operations (the “2016 Restructuring Program”). The 2016 Restructuring Program involved the elimination of approximately 320 positions by the end of the fourth quarter of fiscal year 2016 across our theme parks and our headquarters. Additionally, during the second half of 2017, we identified an additional $25.0 million in potential cost savings opportunities. As a part of these efforts, in October 2017, we executed the 2017 Restructuring Program to reduce costs, increase efficiencies, reduce duplication of functions and improve our operations. The 2017 Restructuring Program involved the elimination of approximately 350 positions by the end of the fourth quarter of 2017 across certain of our theme parks and corporate headquarters. As a result, during 2017, we recorded $5.2 million in pre-tax restructuring charges related to severance and other termination benefits incurred in connection with the 2017 Restructuring Program. See Note 4–Restructuring Programs and Separation Costs in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

We barter theme park admission products for advertising and various other products and services. The fair value of the admission products is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our consolidated financial data for the years ended December 31, 2017 and 2016. This data should be read in conjunction with our consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2017 and 2016

The following table presents key operating and financial information for the years ended December 31, 2017 and 2016:

	For the Year Ended
	December 31,		Variance
	2017	2016	$	%
Selected Statements of Comprehensive Loss Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$765,072	$817,793	$(52,721)	(6.4%)
Food, merchandise and other	498,252	526,499	(28,247)	(5.4%)
Total revenues	1,263,324	1,344,292	(80,968)	(6.0%)
Costs and expenses:
Cost of food, merchandise and other revenues	95,914	100,643	(4,729)	(4.7%)
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $7,049 and $11,033 for the years ended December 31, 2017 and 2016, respectively)	702,111	736,842	(34,731)	(4.7%)
Selling, general and administrative (includes equity compensation of $16,154 and $26,482 for the years ended December 31, 2017 and 2016, respectively)	228,836	238,557	(9,721)	(4.1%)
Goodwill impairment charge	269,332	—	269,332	ND
Restructuring and other related costs	5,200	9,016	(3,816)	(42.3%)
Depreciation and amortization	163,294	199,649	(36,355)	(18.2%)
Total costs and expenses	1,464,687	1,284,707	179,980	14.0%
Operating (loss) income	(201,363)	59,585	(260,948)	NM
Other (income) expense, net	(115)	125	(240)	NM
Interest expense	78,001	62,661	15,340	24.5%
Loss on early extinguishment of debt and write- off of discounts and debt issuance costs	8,143	—	8,143	ND
Loss before income taxes	(287,392)	(3,201)	(284,191)	NM
(Benefit from) provision for income taxes	(85,006)	9,330	(94,336)	NM
Net loss	$(202,386)	$(12,531)	$(189,855)	NM
Other data:
Attendance	20,798	22,000	(1,202)	(5.5%)
Total revenue per capita	$60.74	$61.10	$(0.36)	(0.6%)

ND-Not Determinable

NM-Not Meaningful

Admissions revenue. Admissions revenue for the year ended December 31, 2017 decreased $52.7 million, or 6.4%, to $765.1 million as compared to $817.8 million for the year ended December 31, 2016.  The decrease in admissions revenue primarily relates to a decline in attendance of 1.2 million guests, or 5.5%.  Attendance in 2017 was primarily impacted by a decline in U.S. domestic and international attendance, largely concentrated at our parks in Orlando and San Diego.  In addition, SeaWorld San Diego was further impacted by a decline in attendance from the Southern California market.  We believe the decline in U.S. domestic attendance, particularly in Orlando, results primarily from the combined impact of reduced national advertising and competitive pressures. Among other factors, we believe the decline in attendance at our SeaWorld San Diego park partly results from public perception issues, which resurfaced since we reduced marketing spend on our national reputation campaign.  Admission per capita decreased by 1.0% to $36.79 in 2017 from $37.17 in 2016.  The decrease results primarily from the mix of guests, including a higher mix of season pass attendance and free promotional ticket offerings.  These factors were partially offset by price increases in our admission products.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2017 decreased $28.2 million, or 5.4% to $498.3 million as compared to $526.5 million for the year ended December 31, 2016, primarily due to a decline in attendance.   In-park per capita spending increased slightly by 0.1%, to $23.96 in 2017 from $23.93 in 2016.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2017 decreased $4.7 million, or 4.7%, to $95.9 million as compared to $100.6 million for the year ended December 31, 2016., primarily due to a decline in related revenues. These costs represent 19.3% and 19.1% of related revenue for the years ended December 31, 2017 and 2016, respectively.

Operating expenses. Operating expenses for the year ended December 31, 2017 decreased by $34.7 million, or 4.7% to $702.1 million as compared to $736.8 million for the year ended December 31, 2016. The decrease primarily relates to a decline of approximately $17.8 million in direct labor costs partly related to cost savings initiatives which included a reduction in headcount, a decline of approximately $4.0 million in equity compensation expense and a reduction in other costs due to cost savings initiatives. These factors were partially offset by an increase of in asset write-offs and impairments primarily related to $7.8 million of impairment of certain long-lived assets in 2017 compared to asset write-offs of $6.4 million in 2016 associated with the Blue World Project (see Note 8–Property and Equipment, Net, in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).  The decrease in equity compensation expense largely related to $9.0 million of incremental expense in the first quarter of 2016 associated with the 2.25x Performance Restricted shares which vested on April 1, 2016 compared to incremental equity compensation expense recorded in the second quarter of 2017 of $2.8 million associated with the 2.75x Performance Restricted shares which partially vested on May 8, 2017 (see Note 19–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).  Operating expenses were 55.6% of total revenues in 2017 compared to 54.8% in 2016.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2017 decreased by $9.7 million, or 4.1% to $228.8 million as compared to $238.6 million for the year ended December 31, 2016. The decrease primarily relates to a decline in equity compensation expense of $10.3 million.  The decline in equity compensation expense largely relates to $18.5 million of incremental expense in the first quarter of 2016 associated with the 2.25x Performance Restricted shares which vested on April 1, 2016 compared to incremental equity compensation expense recorded in the second quarter of 2017 of $5.6 million associated with the 2.75x Performance Restricted shares which partially vested on May 8, 2017 (see Note 19–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).  In addition to the decrease in equity compensation expense, selling, general and administrative expenses also decreased due to a reduction in barter expense in 2017 and a decrease in labor costs due to a reduction in headcount.  These factors were partially offset by an increase in other professional expenses primarily related to legal costs.  As a percentage of total revenue, selling, general and administrative expenses were 18.1% in 2017 compared to 17.7% in 2016.

Goodwill impairment charge. The goodwill impairment charge for the year ended December 31, 2017 relates to the full impairment of the goodwill for our SeaWorld Orlando reporting unit. Due to financial performance, particularly late in the second quarter of 2017 which was driven primarily by a decline in U.S. domestic and international attendance in the Orlando market, we determined a triggering event had occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit. See Note 9–Goodwill, Net to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Restructuring and other related costs. Restructuring and other related costs of $5.2 million for the year ended December 31, 2017 represent severance and other termination benefits associated with certain positions which were eliminated in the fourth quarter of 2017 as a result of the 2017 Restructuring Program. Restructuring and other related costs of $9.0 million for the year ended December 31, 2016 relates to severance and other related expenses primarily associated with certain positions eliminated in 2016 as a result of the 2016 Restructuring Program announced in December 2016. See Note 4–Restructuring Programs and Separation Costs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2017 decreased by $36.4 million, or 18.2% to $163.3 million as compared to $199.6 million for the year ended December 31, 2016.  The decrease is primarily related to $33.7 million in accelerated deprecation incurred in the first half of 2016 due to the disposal of deep-water lifting floors from our orca habitats (see Note 8–Property and Equipment, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).  The remaining decrease relates to the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the year ended December 31, 2017 increased $15.3 million, or 24.5% to $78.0 million as compared to $62.7 million for the year ended December 31, 2016.  The increase primarily relates to increased LIBOR rates and the impact of the Amendment to our Senior Secured Credit Facilities entered into on March 31, 2017 along with the impact of interest rate swap agreements which became effective in September of 2016 and fixed the interest on $1.0 billion of our variable-rate long-term debt at a higher rate of 2.45%. See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $8.1 million for the year ended December 31, 2017 primarily relates to a write-off of discounts and debt issuance costs resulting from the Amendment to our Senior Secured Credit Facilities entered into on March 31, 2017.  See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

(Benefit from) provision for income taxes. Benefit from income taxes for the year ended December 31, 2017 was $85.0 million compared to a provision of $9.3 million in the year ended December 31, 2016. The change primarily resulted from a larger pretax loss in 2017 compared to 2016 and was also impacted by a decrease in the estimated annual effective tax rate. Our consolidated effective tax rate was 29.6% for the year ended December 31, 2017 compared to (-291.5) % for the year ended December 31, 2016. For 2017, the effective tax rate was reduced for nondeductible equity-based compensation, remeasurement of deferred tax assets and liabilities for enacted changes in tax laws, the goodwill impairment charge and change in valuation allowance related to the realizability of state net operating loss carryforwards.  Our effective income tax rate in 2016 differs from the statutory federal income tax rate primarily due to permanent items, the majority of which relates to nondeductible equity-based compensation that was recorded in the first quarter of 2016 due to the 2.25x Performance Restricted shares, which vested on April 1, 2016, the revaluation of certain state net operating loss carryforwards as a result of a restructuring and state income taxes. See Note 14–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Operating expenses. Operating expenses for the year ended December 31, 2016 increased by $28.1 million, or 4.0% to $736.8 million as compared to $708.7 million for the year ended December 31, 2015. The increase was largely related to an increase in other direct labor and benefit costs and an increase in equity compensation expense.  The increase in other direct labor and benefit costs resulted primarily from wage and merit increases.  The additional equity compensation expense relates to an increase of $10.2 million primarily associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016 (see Note 19–Equity-Based Compensation in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details).  Operating expenses were 54.8% of total revenues in 2016 compared to 51.7% in 2015.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2016 increased by $24.5 million, or 11.4% to $238.6 million as compared to $214.1 million for the year ended December 31, 2015. The increase largely relates to an increase of $20.8 million in equity compensation expense primarily related to the 2.25x Performance Restricted shares which vested on April 1, 2016 (see Note 19–Equity-Based Compensation in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details).  In addition to the increase in equity compensation expense, selling, general and administrative expenses also increased by $10.6 million related to barter expense which was partially offset by targeted costs savings initiatives and a decrease in marketing and reputation costs.  As a percentage of total revenue, selling, general and administrative expenses were 17.7% in 2016 compared to 15.6% in 2015.  Excluding non-cash equity compensation expense and barter expense, selling, general and administrative expenses decreased by a net of $6.9 million in 2016 when compared to 2015.

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

Interest expense. Interest expense for the year ended December 31, 2016 decreased $2.9 million, or 4.4% to $62.7 million as compared to $65.6 million for the year ended December 31, 2015, due to the $260.0 million redemption of the 11.0% unsecured senior notes in April 2015 which were refinanced with additional term loans under our senior secured credit facilities at a lower interest rate (effective rate of 4.33% as of December 31, 2016). See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $20.9 million for the year ended December 31, 2015 relates to a $14.3 million premium paid for the early redemption of $260.0 million of our Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs and a $0.6 million write-off in discounts and debt issuance costs related to the voluntary prepayment of $30.0 million on our Senior Secured Credit Facilities during the fourth quarter of 2015.  See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

Provision for income taxes. The provision for income taxes for the year ended December 31, 2016 was $9.3 million compared to a provision of $23.7 million in the year ended December 31, 2015. The change primarily results from the impact of a decrease in pretax income in 2016 compared to 2015, offset by a change in our effective tax rate. Our effective income tax rate in 2016 (-291.5%) differs from the statutory federal income tax rate primarily due to permanent items, the majority of which relates to nondeductible equity-based compensation that was recorded in the first quarter of 2016 due to the 2.25x Performance Restricted shares, which vested on April 1, 2016, the revaluation of certain state net operating loss carryforwards as a result of a restructuring and state income taxes. See Note 19–Equity-Based Compensation and Note 14–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash may include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), common stock dividends and share repurchases. As of December 31, 2017, we had a working capital deficit of approximately $134.7 million. Partially as a result of the seasonal nature of our business, we typically operate with a working capital deficit and we expect that we will continue to have working capital deficits in the future. The working capital deficits are due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs while maintaining a working capital deficit.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our stockholders, may from time to time repurchase our outstanding equity and/or debt securities, including our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Senior Secured Credit Facilities. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount among current or future syndicate members, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

Dividends

Prior to September 19, 2016, our Board of Directors (the “Board”) had a policy to pay, subject to legally available funds, a regular quarterly dividend.  The payment and timing of cash dividends was within the discretion of our Board and depended on many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deemed relevant.  In September 2016, the Board suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital, to opportunities that offer the greatest long-term returns to shareholders such as, but not limited to, share repurchases, investments in new attractions or debt repayments. Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon the many factors described above.

During 2017, accumulated cash dividends of $1.5 million related to previous dividend declarations were paid to certain equity plan participants upon vesting of restricted shares.  During 2016 and 2015, $65.3 million and $72.3 million cash dividends were paid to stockholders, respectively.  For tax purposes, dividends paid in 2016 and a portion of the dividends paid in 2015 were treated as a return of capital to stockholders.  See “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividends.”

Certain performance-vesting restricted shares originally granted on or before our initial public offering in 2013 (the “2.75x Performance Restricted shares” and the “2.25x Performance Restricted shares”) held by some of our equity plan participants vested on May 8, 2017 and April 1, 2016, respectively.  As a result, we recognized $8.4 million and $27.5 million of equity compensation expense during the years ended December 31, 2017 and 2016, respectively, and recorded and paid approximately $1.3 million and $3.4 million of accumulated dividends related to these vesting events during the years ended December 31, 2017 and 2016, respectively. See Note 19–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

See Note 19–Equity-Based Compensation and Note 20–Stockholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on our dividend activity and the “Covenant Compliance” section which follows for further details on covenants that could restrict our ability to make certain restricted payments, including dividend payments and share repurchases.

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

There were no share repurchases during the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, we repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45.0 million, leaving $190.0 million available for future repurchases under the Share Repurchase Program as of December 31, 2017. See Note 20–Stockholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Other

As of December 31, 2017, the Company has five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1,000,000 of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1,000,000; mature on May 14, 2020.

On September 30, 2016, we had four interest rate swap agreements (collectively, the “Former Interest Rate Swap Agreements”) with a combined notional amount of $1.25 billion which matured in accordance with their terms. See Note 12–Long-Term Debt and Note 13–Derivative Instruments and Hedging Activities to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$192,457	$280,412	$286,274
Net cash used in investing activities	(171,272)	(160,286)	(157,377)
Net cash used in financing activities	(56,965)	(70,139)	(153,832)
Net (decrease) increase in cash and cash equivalents	$(35,780)	$49,987	$(24,935)

Cash Flows from Operating Activities

Net cash provided by operating activities was $192.5 million during the year ended December 31, 2017 compared to $280.4 million during the year ended December 31, 2016.  The decrease in net cash provided by operating activities largely related to a decrease in revenue in 2017, resulting primarily from a decline in attendance, and an increase in interest paid, partially offset by a decline in expenses when compared to the prior year.

Net cash provided by operating activities was $280.4 million during the year ended December 31, 2016 as compared to $286.3 million during the year ended December 31, 2015.  The change in net cash provided by operating activities was primarily impacted by a decrease in revenue in 2016 primarily due to a decline in attendance when compared to the prior year offset by favorable changes in working capital accounts.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2017 consisted primarily of capital expenditures of $172.5 million largely related to future attractions.

Net cash used in investing activities during the years ended December 31, 2016 and 2015 consisted primarily of capital expenditures of $160.5 million and $157.3 million, respectively, largely related to attractions which opened in 2016 and 2017.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2018 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2017 was primarily attributable to net repayments on long-term debt of $28.6 million, $15.4 million of debt issuance costs paid in connection with Amendment No. 8 to our Senior Secured Credit Facilities, as defined below, and net repayments of $9.4 million on our revolving credit facility. See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

As of December 31, 2017, our Senior Secured Credit Facilities consisted of a $554.2 million senior secured term loan facility (the “Term B-2 Loans”) which will mature on May 14, 2020 and a $990.8 million senior secured term loan facility (the “Term B-5 Loans”) which will mature on March 31, 2024 along with a $210.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”), of which $15.0 million was outstanding as of December 31, 2017.  The New Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50.0 million and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 loans with an aggregate principal amount greater than $50.0 million. As of December 31, 2017, SEA had approximately $19.1 million of outstanding letters of credit, leaving approximately $175.9 million available for borrowing. Subsequent to December 31, 2017, SEA borrowed an additional $40.0 million under the New Revolving Credit Facility for general working capital purposes and repaid $5.0 million.

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

Our Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness;  make guarantees; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in the nature of the business; and make prepayments of junior debt.  Our Senior Secured Credit Facilities also contain covenants requiring SEA to limit annual capital expenditures and maintain a maximum total net leverage ratio and a minimum interest coverage ratio. SEA is required to prepay the outstanding Term B-2 and Term B-5 Loans, subject to certain exceptions with 50% of SEA’s annual “excess cash flow” (with step-downs to 25% and 0%, as applicable, based upon achievement by SEA of a certain secured net leverage ratio).  During the first quarter of 2017, we made a mandatory prepayment of $6.3 million on our Senior Secured Credit Facilities based on our excess cash flow calculation as of December 31, 2016.

See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Covenant Compliance

As of December 31, 2017, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

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

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of December 31, 2017, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 5.08 to 1.00, which absent a reduction in the Total Leverage Ratio to less than or equal to 5.00 to 1.00 would result in a $25.0 million capacity for restricted payments in the year ending December 31, 2018. The amount available for share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K or upon a decrease in our total outstanding indebtedness.

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

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered in isolation or as a substitute for a measure of our financial performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate our financial performance. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation. The Senior Secured Credit Facilities generally defines “Adjusted EBITDA” as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the Senior Secured Credit Facilities.  Adjusted EBITDA as defined in the Senior Secured Credit Facilities is consistent with our Adjusted EBITDA below.

The following table reconciles Adjusted EBITDA to net (loss) income for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net (loss) income	$(202,386)	$(12,531)	$49,133
(Benefit from) provision for income taxes	(85,006)	9,330	23,698
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	8,143	—	20,905
Interest expense	78,001	62,661	65,571
Depreciation and amortization	163,294	199,649	182,503
Goodwill impairment charge (b)	269,332	—	—
Equity-based compensation expense (c)	23,203	37,515	6,527
Other non-cash expenses (d)	12,431	9,382	6,285
Business optimization costs (e)	10,545	12,384	2,219
Other adjusting items (f)	5,537	3,365	1,435
Other items (g)	7,749	233	901
Estimated cost savings (h)	10,000	10,000	1,949
Adjusted EBITDA(i)	$300,843	$331,988	$361,126

(a)

Reflects primarily the write-off of $8.0 million in debt issuance costs incurred on the Term B-5 Loans during the year ended December 31, 2017.  Reflects a $14.3 million premium paid for the early redemption in April 2015 of $260.0 million of our then existing Senior Notes, along with a write-off of approximately $6.0 million in related discounts and debt issuance costs and a $0.6 million write-off of discounts and debt issuance costs related to the voluntary prepayment of $30.0 million to our Senior Secured Credit Facilities in the year ended December 31, 2015.

(b)

Reflects a non-cash goodwill impairment charge recorded in the year ended December 31, 2017 related to the full impairment of goodwill for the Company’s SeaWorld Orlando reporting unit during the second quarter of 2017.

(c)

Reflects non-cash compensation expenses associated with the grants of equity compensation. For the year ended December 31, 2017, includes $8.4 million associated with the 2.75x Performance Restricted shares, a portion of which vested upon the closing of the Sale on May 8, 2017. For the year ended December 31, 2016, includes $27.5 million associated with the 2.25x Performance Restricted shares, which vested on April 1, 2016. See Note 19–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(d)

Reflects non-cash expenses related to miscellaneous asset write-offs including $7.8 million associated with certain long-lived assets which were impaired during the year ended December 31, 2017 and $6.4 million associated with the canceled Blue World Project in the year ended December 31, 2016, and non-cash losses on derivatives. See Note 8–Property and Equipment, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(e)

Reflects primarily certain business optimization and strategic initiative costs primarily consisting of (1) $5.2 million related to the 2017 Restructuring Program in the year ended December 31, 2017 and $8.9 million related to the 2016 Restructuring Program in the year ended December 31, 2016; (2) third party consulting and legal costs of $4.8 million and $2.4 million in the years ended December 31, 2017 and 2016, respectively; and (3) net separation costs of $0.6 million incurred in the year ended December 31, 2017 for certain positions eliminated not related to a formal restructuring program or cost saving initiative. For the year ended December 31, 2016, also includes $1.1 million of other severance and employment expenses incurred in 2016. For the year ended December 31, 2015, reflects severance and other employment expenses for certain positions eliminated in the fourth quarter of 2015 as a result of cost saving initiatives. The Adjusted EBITDA calculations presented in the table above do not reflect certain 2017 and 2015 other business optimization costs incurred in 2017 and 2015 due to limitations as described in footnote (i) below.

(f)

Reflects primarily product and intellectual property development costs incurred for the years ended December 31, 2017 and 2016 and for the fourth quarter of 2015. The Adjusted EBITDA calculations presented in the table above do not reflect certain 2017 and 2015 product and intellectual property development costs incurred in 2017 and 2015 due to limitations as described in footnote (i) below. For the year ended December 31, 2017, also includes approximately $0.9 million of costs incurred related to other strategic initiatives not subject to the limitations as described in footnote (i) below. For the years ended December 31, 2017, 2016 and 2015, also includes state franchise taxes paid of $0.2 million.

(g)

Reflects the impact of certain expenses incurred primarily related to legal matters during the years ended December 31, 2017, 2016 and 2015 which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. The credit agreement allows these items to be excluded on after-tax basis only, and accordingly, these items are presented net of the related taxes of $4.0 million, $0.1 million and $0.5 million in the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, the impact of the Tax Cuts and Jobs Act increased the add-back related to these items by $0.4 million. See Note 14–Income Taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(h)

For the year ended December 31, 2017, reflects estimated cost savings related to the 2017 Restructuring Program. For the year ended December 31, 2016, reflects estimated cost savings related to the 2016 Restructuring Program. For the year ended December 31, 2015, reflects estimated 2015 cost savings related to certain actions on cost savings initiatives. These estimated cost savings are a non-GAAP Adjusted EBITDA add-back item only that does not impact the Company’s reported GAAP net (loss) income. Pursuant to the credit agreement governing our Senior Secured Credit Facilities, our calculation of Adjusted EBITDA reflects, subject to certain limitations, estimated cost savings resulting from certain specified actions, including restructurings and cost savings initiatives.  The credit agreement governing our Senior Secured Credit Facilities limits the amount of estimated cost savings that do not result from acquisitions or dispositions which may be reflected in the calculation of Adjusted EBITDA to $10.0 million for any applicable four consecutive fiscal quarters.

(i)

For covenant calculation purposes under our credit agreement, in 2017, the amount which we are able to add back to Adjusted EBITDA for business optimization costs and certain other adjusting items, including restructuring costs and product and intellectual property development costs, is limited to $15.0 million in any fiscal year (with certain unused amounts carried over from the prior fiscal year).  Due to these limitations, the Adjusted EBITDA calculations presented in the table above do not reflect $2.5 million of business optimization and product and intellectual property development costs incurred in 2017.

For covenant calculation purposes under our credit agreement, in 2015, the amount which we are able to add back to Adjusted EBITDA for other business optimization costs and certain other adjusting items, including restructuring costs and product and intellectual property development costs, was limited to $10.0 million for any four consecutive quarters (with certain unused amounts carried over from the prior fiscal year).  Due to these limitations, the Adjusted EBITDA calculations presented in the table above do not reflect $0.3 million of restructuring and other related costs and $2.5 million of product and intellectual property development costs incurred in the first three quarters of 2015.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2017:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$1,560,046	$38,707	$560,470	$19,966	$940,903
Interest on long-term debt(b)	369,036	79,041	136,794	94,297	58,904
Operating leases(c)	330,955	15,393	26,757	23,509	265,296
Purchase obligations(d)	270,255	121,778	95,671	40,475	12,331
Total contractual obligations	$2,530,292	$254,919	$819,692	$178,247	$1,277,434

(a)

Represents principal payments on the Senior Secured Credit Facilities and New Revolving Credit Facility.  See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(b)

Includes amounts attributable to the Senior Secured Credit Facilities, New Revolving Credit Facility, and Interest Rate Swap Agreements calculated using interest rates at December 31, 2017. See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(c)	Represents commitments under long-term operating leases requiring annual minimum lease payments, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California.

(d)    We have minimum purchase commitments with various vendors through 2038. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services. Amounts have been calculated using early termination fees or non-cancelable minimum contractual obligations by period, as applicable, under contracts that were in effect as of December 31, 2017. In addition, in connection with the License Agreement, we have also committed to the following: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined within the Sesame Territory; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives, including Sesame’s annual gala event. As a result, obligations related to this agreement are included in the table above. For further details, refer to Note 15–Commitments and Contingencies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017.

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

During the second quarter of 2017, we considered the goodwill impairment of our SeaWorld Orlando reporting unit as an indicator of impairment related to the long-lived assets associated with this park. Accordingly, these assets were evaluated for impairment prior to completing the goodwill valuation and we concluded that no impairment of other long-lived assets had occurred for our SeaWorld Orlando park. During the third quarter of 2017, we amended an existing agreement related to the use of certain animals. As a result of this amendment, which reduced the expected future cash flows related to the agreement, we recognized an impairment loss of approximately $7.8 million. There was no impairment of any long-lived asset groups in 2016 or 2015.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are reviewed for impairment annually, and as of an interim date should factors or indicators become apparent that would require an interim test, for ongoing recoverability based on applicable reporting unit performance and consideration of significant events or changes in the overall business environment. Such events or changes in the overall business environment could include, but are not limited to, significant negative trends or unanticipated changes in the competitive or macroeconomic environment. As of January 1, 2017, we elected to early adopt Accounting Standards Update (“ASU”) 2017-04, Intangible–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, for any interim or annual goodwill impairment tests. See further discussion in Note 3–Recent Accounting Pronouncements, in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In assessing goodwill for impairment, we may choose to initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We consider several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing of recoverability of a significant asset group within a reporting unit. If the qualitative assessment is not conclusive, then the impairment analysis for goodwill is performed at the reporting unit level. We may also choose to perform this quantitative impairment analysis instead of the qualitative analysis.  The quantitative impairment analysis compares the fair value of the reporting unit, determined using the income and/or market approach, to its recorded amount. If the recorded amount exceeds the fair value, then a goodwill impairment charge is recorded for the difference up to the recorded amount of goodwill.

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

Interim Impairment Test— Due to financial performance, particularly late in the second quarter of 2017 at our SeaWorld Orlando park, driven primarily by a decline in U.S. domestic and international attendance at the park, we determined a triggering event occurred during the second quarter of 2017 that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit, which had goodwill recorded of $269.3 million. Based on the results of the interim goodwill impairment test as of June 30, 2017, we determined that the SeaWorld Orlando reporting unit goodwill was fully impaired. Fair value for the SeaWorld Orlando reporting unit was determined using the income approach.  A key assumption utilized in the goodwill analysis was a weighted average cost of capital of 9%.

Annual Impairment Tests—At December 1, 2017, a qualitative assessment was performed on our goodwill, which now relates only to our Discovery Cove reporting unit and we concluded that it was more-likely-than-not that goodwill was not impaired. At December 1, 2016, a quantitative assessment was performed for this reporting unit and we calculated that the estimated fair value of the reporting unit exceeded its respective carrying value by a substantial margin and therefore the goodwill was not impaired.  A key assumption utilized in the December 1, 2016 goodwill analysis was a weighted average cost of capital of 11%.

Our other indefinite-lived intangible assets consist of certain trade names/trademarks and other intangible assets which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued annually using the relief from royalty method. Currently, trade names/trademarks are combined by brand as a unit of accounting when testing for impairment as the brand represents the highest and best use of the asset and drives our marketing strategy and international license agreements. Significant estimates required in this valuation method include estimated future revenues impacted by the trade names/trademarks, royalty rates, and appropriate discount rates. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information, which in recent years have been materially accurate. Changes in these estimates and assumptions could materially affect the fair value determination used in the assessment of impairment.

Interim Impairment Test—At June 30, 2017, based on recent financial performance, an interim impairment assessment of certain trade names/trademarks with a combined balance of $93,000 related to the SeaWorld brand was performed and we calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values.  Key assumptions utilized in the analysis were a discount rate of 11.0% and an estimated royalty rate of 3%.

Annual Impairment Tests—At December 1, 2017, we performed either a qualitative or quantitative assessment of our trade names/trademarks on a combined basis by brand and concluded that it was more-likely-than-not that our trade names/trademarks were not impaired as the estimated fair value of trade names/trademarks were substantially in excess of their carrying values. At December 1, 2016, a quantitative assessment was also performed.  At December 1, 2015, we performed a qualitative assessment of certain trade names/trademarks and a quantitative assessment on the remaining trade names/trademarks.  Based on these assessments, there was no impairment as the estimated fair value of trade names/trademarks were substantially in excess of their carrying values. For the December 1, 2017 quantitative assessment associated with the SeaWorld brand, we calculated that the estimated fair value of the combined trade names/trademarks exceeded their carrying values by a substantial margin.  Key assumptions utilized in the analysis were a discount rate of 12% and an estimated royalty rate of 3%. For the December 1, 2016 quantitative assessment, we calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values.  Key assumptions utilized in the analysis were a discount rate of 12.5% and an estimated royalty rate of 2% to 3%.

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that deferred tax assets (primarily net operating loss and charitable contribution carryforwards) will be recovered from future taxable income. To the extent that we believe that recovery is not more likely than not, a valuation allowance against those amounts is recorded. To the extent that we record a valuation allowance or a change in the valuation allowance during a period, we recognize these amounts as income tax expense or benefit in the consolidated statements of comprehensive (loss) income. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a rolling three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from shares of stock sold by these same stockholders.

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

Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for certain state net operating loss carryforwards, we have recorded a valuation allowance of $2.8 million and $0.6 million, net of federal tax benefit, on the deferred tax assets related to state net operating losses for the years ended December 31, 2017 and 2016, respectively. We believe it is more likely than not that the benefit from these state net operating loss carryforwards will not be realized.

During the three months ended June 30, 2017, an ownership shift of more than 50 percent as defined by the Internal Revenue Code (“IRC”) Section 382 occurred. We determined that, while an ownership shift occurred and limits were determined under Section 382 and the regulations and guidance thereunder, the applicable limits would not impair the value or anticipated use of our federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state tax net operating loss carryforwards. Any future ownership change may, however, result in further limitations imposed by Section 382. Any such limitation may have the effect of reducing our after-tax cash flow in future years and may affect our need for a valuation allowance on our deferred tax assets related to federal and state net operating loss carryforwards.

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

We have entered into agreements with certain external theme park, zoo and other attraction operators, to jointly market and sell single and multi-use admission products. These joint products allow admission to both one of our parks and an external park, zoo or other attraction. The agreements with the external partners specify the allocation of revenue to us from any jointly sold products. Whether we or the external partner sells the product, our portion of revenue is deferred until the first time the product is redeemed at one of our parks and recognized over its related use, in a manner consistent with our own admission products. We also barter theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable.

Recently Issued Financial Accounting Standards

Refer to Note 3–Recent Accounting Pronouncements, in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $5.8 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at December 31, 2017, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $545.0 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $5.9 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page F-3 in this Annual Report on Form 10-K.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our Equity Compensation Plan as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	2,923,448	$18.78	7,466,524
Equity compensation plan not approved by security holders	—	—	—
Total	2,923,448	$18.78	7,466,524

The information required by this item with respect to Item 403 of Regulation S-K will be included in our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-4

Consolidated Statements of Comprehensive (Loss) Income	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-43

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-44 to F-49

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index beginning on page 69.

Exhibit Index

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013 (File No. 001-35883))

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SeaWorld Entertainment, Inc., effective June 15, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2016 (File No. 001-35883))

3.3	Second Amended and Restated Bylaws of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 11, 2014 (File No. 001-35883))

3.4

Amendment No. 1 to the Second Amended and Restated Bylaws of SeaWorld Entertainment, Inc., effective June 15, 2016 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 17, 2016 (File No. 001-35883))

4.1

Stockholders Agreement, dated as of April 24, 2013, among SeaWorld Entertainment, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013 (File No. 001-35883))

10.1

Amendment No. 8, dated as of March 31, 2017, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc., the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other agents and lenders from time to time party thereto (the Amended credit Agreement is included as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2017 (File No. 001-35883))

10.2

Joinder Agreement, dated as of December 17, 2012, under the Credit Agreement, among SeaWorld of Texas Holdings, LLC, SeaWorld of Texas Management, LLC, SeaWorld of Texas Beverage, LLC and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.3

Joinder Agreement, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as administrative agent and collateral agent, to the Credit Agreement, dated as of December 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.4

Security Agreement, dated as of December 1, 2009, among SW Acquisitions Co., Inc., the other grantors named therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.5

Supplement No. 1, dated as of December 17, 2012, to the Security Agreement among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.6

Supplement No. 2, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as collateral agent, to the Security Agreement, dated as of December 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.7

Pledge Agreement, dated as of December 1, 2009, between SeaWorld Entertainment, Inc. (f/k/a/SW Holdco, Inc.) and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.8

Patent Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012  (File No. 333-185697))

10.9

Trademark Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.10

Trademark Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.11

Copyright Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012  (File No. 333-185697))

10.12

Copyright Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.13

Registration Rights Agreement, dated December 1, 2009, by and among SeaWorld Entertainment, Inc. (f/k/a SW Holdco, Inc.), SW Cayman L.P. and the equityholders named therein (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (File No. 333-185697))

10.14

Lease Amendment, dated January 9, 1978, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.15

Lease Amendment, dated March 6, 1979, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.16

Lease Amendment, dated December 12, 1983, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.17

Lease Amendment, dated June 24, 1985, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.18

Lease Amendment, dated September 22, 1986, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.19

Lease Amendment, dated June 29, 1998, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.20

Lease Amendment, dated July 9, 2002, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.21

Trademark License Agreement, dated December 1, 2009, by and between Anheuser- Busch Incorporated and Busch Entertainment LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.22

Second Amended and Restated Equityholders Agreement, dated as of April 11, 2011 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (File No. 333-185697))

10.23†	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (File No. 333-185697))

10.24†	Form of Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on March 25, 2013 (File No. 333-185697))

10.25†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 filed on April 8, 2013 (File No. 333-185697))

10.26†

Offer Letter to David D’Alessandro, dated September 1, 2010 (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (File No. 333-185697))

10.27

Form of Share Repurchase Agreement between SeaWorld Entertainment, Inc. and the Partnerships  (incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form S-1 filed on November 20, 2013 (File No. 333-192420))

10.28†

Separation and Consulting Agreement, dated December 10, 2014, by and between SeaWorld Entertainment, Inc. and James Atchison (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-35883))

10.29†

Restricted Stock Award Agreement, dated January 15, 2015, by and between SeaWorld Entertainment, Inc. and David D’Alessandro (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-35883))

10.30†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.31†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Time-Based Shares) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.32†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.33†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Performance-Based Shares) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.34†

Employment Agreement, dated March 16, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015 (File No. 001-35883))

10.35†

Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Time-Based Shares), dated April 7, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.36†

Option Grant Notice and Option Agreement (Employees—Time-Based Options), dated April 7, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.37†

Employment Agreement, dated August 17, 2015, between SeaWorld Entertainment, Inc. and Peter J. Crage (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2015 (File No. 001-35883))

10.38†

Employment Agreement, dated August 16, 2015, by and between SeaWorld Entertainment, Inc. and Anthony Esparza (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-35883))

10.39†	Form of Restricted Stock Agreement (Outside Director Award) (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35883))

10.40†

Separation Agreement, dated February 18, 2016, between SeaWorld Entertainment, Inc. and Daniel B. Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2016 (File No. 001-35883))

10.41†

Amendment No.1 to the Separation and Consulting Agreement, dated as of April 13, 2016, by and between SeaWorld Entertainment, Inc. and James Atchison (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2016 (File No. 001-35883))

10.42†

Employment Agreement, dated June 14, 2016, between SeaWorld Entertainment, Inc. and Jack Roddy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-35883))

10.43†

Third Amended and Restated Outside Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-35883))

10.44†

Fourth Amended and Restated Outside Director Compensation Policy, effective April 12, 2017 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.45†

Form of Restricted Stock Award Agreement (Outside Director Annual Award) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-35883))

10.46†

Amendment #1 to Executive Employment Agreement, dated December 7, 2016, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.47†

Amendment #1 to Executive Employment Agreement, dated December 7, 2016, between SeaWorld Entertainment, Inc. and Peter Crage (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.48†

Amendment #1 to Executive Employment Agreement, dated December 7, 2016, between SeaWorld Entertainment, Inc. and Anthony Esparza (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.49†

Amendment #2 to Executive Employment Agreement, dated December 7, 2016, between SeaWorld Entertainment, Inc. and Jack Roddy (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.50†

Offer Letter, dated December 28, 2016, between SeaWorld Entertainment, Inc. and Denise L. Godreau (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.51†

Amendment #1 to Offer Letter of Employment, dated February 21, 2017, between SeaWorld Entertainment, Inc. and Denise L. Godreau (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.52†

Second Amended & Restated Stock Ownership Guidelines, adopted January 18, 2017 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.53†

Amended and Restated Key Employee Severance Plan, effective March 1, 2017 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.54†

Form of Restricted Stock Award Agreement (Outside Director Initial/Annual Award) – 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.55†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Special Retention Grant ―Time-Based Shares) – 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.56†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees―Annual Incentive Plan Award) – 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.57†

Fifth Amended and Restated Outside Director Compensation Policy, effective October 11, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.58†

Incentive Compensation Clawback Policy, effective October 11, 2017(incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.59†

License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-35883))

10.60†	SeaWorld Entertainment, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2017 (File No. 001-35883))
10.61†

Form of Amendment #1 to Restricted Stock Grant and Acknowledgment and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2017 (File No. 001-35883))

10.62†

Second Amended and Restated Stock Ownership Guidelines, effective January 18, 2017 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017 (File No. 001-35883))

10.63†

Amendment #1 to Offer Letter, dated February 1, 2017, between SeaWorld Entertainment, Inc. and Denise L. Godreau (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017 (File No. 001-35883))

10.64†

Amended and Restated Key Employee Severance Plan, effective March 1, 2017 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017 (File No. 001-35883))

10.65†

Stockholders Agreement, dated as of March 24, 2017, by and among SeaWorld Entertainment, Inc., Sun Wise (UK) Co., Ltd. and, solely for purposes of Section 4.3 thereof, Zhonghong Zhuoye Group Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.66†

Registration Rights Agreement, dated as of March 24, 2017, by and between SeaWorld Entertainment, Inc. and Sun Wise (UK) Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.67†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees―Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.68†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Time-Based Shares) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.69†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Performance-Based Shares) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35883))

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Filed herewith.

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

Date:  February 28, 2018

By:/s/ JOHN T. REILLY

Name:  John T. Reilly

Title:  Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity
/S/ JOHN T. REILLY	February 28, 2018	Interim Chief Executive Officer
John T. Reilly		(Principal Executive Officer)

/S/ MARC G. SWANSON	February 28, 2018	Chief Financial Officer (Principal Financial Officer)
Marc G. Swanson

/S/ ELIZABETH C. GULACSY	February 28, 2018	Chief Accounting Officer (Principal Accounting Officer)
Elizabeth C. Gulacsy

/S/ RONALD BENSION	February 28, 2018	Director
Ronald Bension

/S/ WILLIAM GRAY	February 28, 2018	Director
William Gray

/S/ YOSHIKAZU MARUYAMA	February 28, 2018	Director
Yoshikazu Maruyama

/S/ THOMAS E. MOLONEY	February 28, 2018	Director
Thomas E. Moloney

/S/ DONALD C. ROBINSON	February 28, 2018	Director
Donald C. Robinson

/S/ SCOTT ROSS	February 28, 2018	Director
Scott Ross

/S/ DEBORAH M. THOMAS	February 28, 2018	Director
Deborah M. Thomas

/S/ YONGLI WANG	February 28, 2018	Director
Yongli Wang

SEAWORLD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SeaWorld Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive (loss) income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

February 27, 2018

We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

February 27, 2018

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$33,178	$68,958
Accounts receivable, net	38,400	36,726
Inventories	30,887	28,684
Prepaid expenses and other current assets	16,310	19,324
Total current assets	118,775	153,692
Property and equipment, at cost	2,952,074	2,828,446
Accumulated depreciation	(1,276,833)	(1,161,631)
Property and equipment, net	1,675,241	1,666,815
Goodwill, net	66,278	335,610
Trade names/trademarks, net	159,802	161,264
Other intangible assets, net	14,896	18,008
Deferred tax assets, net	32,820	22,114
Other assets	17,970	21,268
Total assets	$2,085,782	$2,378,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$100,573	$87,680
Current maturities on long-term debt	38,707	51,713
Accrued salaries, wages and benefits	14,554	21,010
Deferred revenue	79,554	78,891
Dividends payable	470	908
Other accrued expenses	19,612	23,410
Total current liabilities	253,470	263,612
Long-term debt, net of debt issuance costs of $9,045 and $9,702 as of December 31, 2017 and 2016, respectively	1,503,609	1,531,069
Deferred tax liabilities, net	—	70,033
Other liabilities	41,237	52,842
Total liabilities	1,798,316	1,917,556
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 92,637,403 and 91,861,054 shares issued at December 31, 2017 and 2016, respectively	926	919
Additional paid-in capital	641,324	621,343
Accumulated other comprehensive loss	(5,076)	(13,694)
(Accumulated deficit) retained earnings	(194,837)	7,518
Treasury stock, at cost (6,519,773 shares at December 31, 2017 and 2016)	(154,871)	(154,871)
Total stockholders’ equity	287,466	461,215
Total liabilities and stockholders’ equity	$2,085,782	$2,378,771

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net revenues:
Admissions	$765,072	$817,793	$846,922
Food, merchandise and other	498,252	526,499	524,082
Total revenues	1,263,324	1,344,292	1,371,004
Costs and expenses:
Cost of food, merchandise and other revenues	95,914	100,643	103,980
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $7,049, $11,033 and $863 for the years ended December 31, 2017, 2016 and 2015, respectively)	702,111	736,842	708,745
Selling, general and administrative (includes equity compensation of $16,154, $26,482 and $5,664 for the years ended December 31, 2017, 2016 and 2015, respectively)	228,836	238,557	214,072
Goodwill impairment charge	269,332	—	—
Restructuring and other related costs	5,200	9,016	2,268
Depreciation and amortization	163,294	199,649	182,503
Total costs and expenses	1,464,687	1,284,707	1,211,568
Operating (loss) income	(201,363)	59,585	159,436
Other (income) expense, net	(115)	125	129
Interest expense	78,001	62,661	65,571
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,143	—	20,905
(Loss) income before income taxes	(287,392)	(3,201)	72,831
(Benefit from) provision for income taxes	(85,006)	9,330	23,698
Net (loss) income	$(202,386)	$(12,531)	$49,133
Other comprehensive (loss) income:
Unrealized gain (loss) on derivatives, net of tax	8,618	(557)	(12,654)
Comprehensive (loss) income	$(193,768)	$(13,088)	$36,479

(Loss) earnings per share:
Net (loss) income per share, basic	$(2.36)	$(0.15)	$0.57
Net (loss) income per share, diluted	$(2.36)	$(0.15)	$0.57
Weighted average common shares outstanding:
Basic	85,811	84,925	85,860
Diluted	85,811	84,925	85,981

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2014	90,191,100	902	655,471	33,516	(483)	(109,871)	579,535
Equity-based compensation	—	—	6,527	—	—	—	6,527
Unrealized loss on derivatives, net of tax benefit of $6,115	—	—	—	—	(12,654)	—	(12,654)
Vesting of restricted shares	171,495	2	(2)	—	—	—	—
Shares withheld for tax withholdings	(42,221)	(1)	(843)	—	—	—	(844)
Cash dividends declared to stockholders ($0.84 per share), net of forfeitures	—	—	(36,388)	(36,189)	—	—	(72,577)
Repurchase of 2,413,803 shares of treasury stock, at cost	—	—	—	—	—	(45,000)	(45,000)
Net income	—	—	—	49,133	—	—	49,133
Balance at December 31, 2015	90,320,374	903	624,765	46,460	(13,137)	(154,871)	504,120
Equity-based compensation	—	—	37,515	—	—	—	37,515
Unrealized loss on derivatives, net of tax benefit of $2,713	—	—	—	—	(557)	—	(557)
Vesting of restricted shares	1,625,529	16	(16)	—	—	—	—
Shares withheld for tax withholdings	(89,180)	—	(1,629)	—	—	—	(1,629)
Exercise of stock options	4,331	—	82	—	—	—	82
Accumulated cash dividends related to performance shares which vested during the period	—	—	(3,400)	—	—	—	(3,400)
Cash dividends declared to stockholders ($0.73 per share), net of forfeitures	—	—	(35,974)	(26,411)	—	—	(62,385)
Net loss	—	—	—	(12,531)	—	—	(12,531)
Balance at December 31, 2016	91,861,054	919	621,343	7,518	(13,694)	(154,871)	461,215
Equity-based compensation	—	—	23,203	—	—	—	23,203
Unrealized gain on derivatives, net of tax expense of $5,735	—	—	—	—	8,618	—	8,618
Vesting of restricted shares	905,052	9	(9)	—	—	—	—
Shares withheld for tax withholdings	(129,293)	(2)	(2,086)	—	—	—	(2,088)
Exercise of stock options	590	—	11	—	—	—	11
Accumulated cash dividends related to performance shares which vested during the period	—	—	(1,270)	—	—	—	(1,270)
Adjustments to previous dividend declarations	—	—	132	31	—	—	163
Net loss	—	—	—	(202,386)	—	—	(202,386)
Balance at December 31, 2017	92,637,403	$926	$641,324	$(194,837)	$(5,076)	$(154,871)	$287,466

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)
	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net (loss) income	$(202,386)	$(12,531)	$49,133
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment charge	269,332	—	—
Depreciation and amortization	163,294	199,649	182,503
Amortization of debt issuance costs and discounts	4,812	5,325	6,409
Loss on sale or disposal of assets	13,525	9,640	6,685
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,143	—	20,905
Loss on derivatives	—	1	287
Deferred income tax (benefit) provision	(86,477)	8,937	23,246
Equity-based compensation	23,203	37,515	6,527
Changes in assets and liabilities:
Accounts receivable	(3,005)	2,110	(3,622)
Inventories	(3,285)	2,503	1,234
Prepaid expenses and other current assets	3,336	(3,196)	835
Accounts payable	7,347	3,600	2,523
Accrued salaries, wages and benefits	(6,456)	8,680	(6,738)
Deferred revenue	2,368	(1,536)	943
Other accrued expenses	(3,692)	12,281	(2,347)
Other assets and liabilities	2,398	7,434	(2,249)
Net cash provided by operating activities	192,457	280,412	286,274
Cash Flows From Investing Activities:
Capital expenditures	(172,517)	(160,518)	(157,302)
Acquisition of intangible assets	—	—	(120)
Change in restricted cash	(399)	232	45
Other investing activities	1,644	—	—
Net cash used in investing activities	(171,272)	(160,286)	(157,377)
Cash Flows From Financing Activities:
Repayment of long-term debt	(1,026,909)	(12,637)	(306,150)
Proceeds from draw on revolving credit facility	95,649	109,351	60,000
Repayment of revolving credit facility	(105,000)	(100,000)	(45,000)
Dividends paid to stockholders	(1,544)	(65,306)	(72,318)
Payment of tax withholdings on equity-based compensation through shares withheld	(2,088)	(1,629)	(843)
Exercise of stock options	11	82	—
Proceeds from the issuance of debt	998,306	—	280,000
Debt issuance costs	(15,390)	—	(4,571)
Redemption premium payment	—	—	(14,300)
Purchase of treasury stock	—	—	(50,650)
Net cash used in financing activities	(56,965)	(70,139)	(153,832)
Change in Cash and Cash Equivalents	(35,780)	49,987	(24,935)
Cash and Cash Equivalents—Beginning of year	68,958	18,971	43,906
Cash and Cash Equivalents—End of year	$33,178	$68,958	$18,971
Supplemental Disclosures of Noncash Investing and Financing Activities
Dividends declared, but unpaid	$470	$908	$430
Capital expenditures in accounts payable	$24,626	$19,080	$28,743

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF THE BUSINESS

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States.  Prior to December 1, 2009, the Company did not have any operations.  On December 1, 2009, the Company acquired all of the outstanding equity interest of Busch Entertainment LLC and affiliates from Anheuser Busch Companies, Inc. and Anheuser-Busch InBev SA/NV (“ABI”).  At that time, the Company was owned by ten limited partnerships (the “Partnerships” or the “selling stockholders”), ultimately controlled by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.   The Company completed an initial public offering in April 2013, and the selling stockholders sold shares of common stock in April 2013, December 2013 and April 2014.

On May 8, 2017 an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), Sun Wise (UK) Co., LTD (“ZHG” or “Buyer”) acquired approximately 21% of the outstanding shares of common stock of the Company (the “Sale”) from certain affiliates of Blackstone (the “Seller”), pursuant to a Stock Purchase Agreement between ZHG and Seller (the “Stock Purchase Agreement”). As of December 31, 2017, Blackstone no longer owns any shares of the Company. See further discussion in Note 17–Related-Party Transactions and Note 20–Stockholders’ Equity.

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

During each of the years ended December 31, 2017, 2016 and 2015 approximately 57% of the Company’s revenues were generated in the State of Florida.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $16,799 and $12,289 at December 31, 2017 and 2016, respectively. The cash balances in all accounts held at financial institutions are insured up to $250 by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2017. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

From time to time, the Company may invest in certain highly liquid instruments with original maturities of three months or less.  These instruments may include money market mutual funds, certificates of deposit or time deposits, among others, which may or may not qualify for FDIC insurance. The Company classifies any such instruments as cash and cash equivalents based on their short-term maturities.

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

Restricted Cash

Restricted cash was $819 and $420 as of December 31, 2017 and 2016, respectively, and is recorded in other current assets in the accompanying consolidated balance sheets.  Restricted cash consists primarily of funds received from strategic partners for use in approved marketing and promotional activities.

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

Material costs to purchase animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years).  All costs to maintain animals are expensed as incurred, including in-house animal breeding costs, as they are insignificant to the consolidated financial statements. Construction in process assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all active construction projects. Total interest capitalized for the years ended December 31, 2017, 2016 and 2015, was $2,690, $2,686 and $2,299, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years.  Total capitalized costs related to computer system development costs, net of accumulated amortization, were $9,196 and $11,441 as of December 31, 2017 and 2016, respectively, and are recorded in other assets in the accompanying consolidated balance sheets.  Accumulated amortization was $16,062 and $12,576 as of December 31, 2017 and 2016, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2017, 2016 and 2015 was $3,544, $3,399 and $3,022, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of comprehensive (loss) income.  Systems reengineering costs do not meet the proper criteria for capitalization and are expensed as incurred.

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

During the third quarter of 2017, following a contractual dispute, the Company amended an existing agreement related to the use of certain animals.  As a result of this amendment, which reduced the expected future cash flows related to the agreement, the Company recognized an impairment loss of approximately $7,800 which is included in operating expenses in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2017.  See Note 8–Property and Equipment, Net, for further details.  No impairment losses were recognized during the years ended December 31, 2016 and 2015.

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

As of January 1, 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) 2017-04, Intangible–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, for any interim or annual goodwill impairment tests. See further discussion in Note 3–Recent Accounting Pronouncements.

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

The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates and cost of invested capital. See discussion relating to results from an interim and annual impairment test performed on goodwill in Note 9–Goodwill, Net.

The Company’s other indefinite-lived intangible assets consist of certain trade names/trademarks and other intangible assets which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued annually using the relief from royalty method. Currently, trade names/trademarks are combined by brand as a unit of accounting when testing for impairment as the brand represents the highest and best use of the asset and drives the Company’s marketing strategy and international license agreements. Significant estimates required in this valuation method include estimated future revenues impacted by the trade names/trademarks, royalty rates, and appropriate discount rates. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information. See discussion relating to results from an interim and annual impairment test performed on trade names/trademarks in Note 10–Trade names/Trademarks and Other Intangible Assets, Net.

Given the current macroeconomic environment and the uncertainties regarding the related impact on financial performance, there can be no assurance that the estimates and assumptions made for purposes of impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions, particularly concerning its SeaWorld brand trade name including its projections of future cash flows and financial performance, assumed royalty rates, as well as the economic outlook are not achieved, the Company may be required to record impairment charges on its indefinite-lived intangible assets in future periods. It is not possible at this time to determine if any such change in assumptions would result in a future impairment charge or, if it does, whether such charge would be material.

Other Definite-Lived Intangible Assets

The Company’s other intangible assets consist primarily of certain trade names/trademarks, relationships with ticket resellers, a favorable lease asset and a non-compete agreement. These intangible assets are amortized on the straight-line basis over their estimated remaining lives.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities.  The Company maintains self-insurance reserves for healthcare, auto, general liability and workers compensation claims.  Total claims reserves were $30,603 at December 31, 2017, of which $2,603 is recorded in accrued salaries, wages and benefits, $7,084 is recorded in other accrued expenses and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  Total claims reserves were $28,335 at December 31, 2016, of which $2,685 is recorded in accrued salaries, wages and benefits, $7,191 is recorded in other accrued expenses and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the term of the Senior Secured Credit Facilities and are included in long-term debt, net, in the accompanying consolidated balance sheets.

Share Repurchase Program and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock.  Shares repurchased under Board authorizations are held in treasury for general corporate purposes.  The Company accounts for treasury stock on the trade date under the cost method.  Treasury stock at December 31, 2017 and 2016 is recorded as a reduction to stockholders’ equity as the Company does not currently intend to retire the treasury stock held.  See further discussion of the Company’s share repurchase program in Note 19–Stockholders’ Equity.

Revenue Recognition

The Company recognizes revenue upon admission into a park for single day tickets and when products are received by customers for merchandise, culinary or other in-park spending. For season passes and other multi-use admission products, deferred revenue is recorded and the related revenue is recognized over the terms of the admission product and its estimated usage, which is adjusted periodically. Deferred revenue includes a current and long-term portion as some of the Company’s admission products provide benefits for more than one year. At December 31, 2017 and 2016, long-term deferred revenue related to admission products of $883 and $509, respectively, is included in other liabilities in the accompanying consolidated balance sheets. As of December 31, 2017 and 2016, other liabilities also includes $10,000 in deferred revenue related to a nonrefundable payment received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $3,100 and $2,800 of costs incurred related to the Middle East Project are recorded in other assets in the accompanying consolidated balance sheets as of December 31, 2017 and 2016, respectively.  The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

On March 24, 2017, the Company entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept & Preliminary Design Support Agreement (the “CDSA”) (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (the “ ZHG Territory”). Under the terms of the ECDA, the Company will work with Zhonghong Holding and a top theme park design company, to create and produce concept designs and development analysis for theme parks, water parks and interactive parks in the ZHG Territory. Under the terms of the CDSA, the Company will provide guidance, support, input, and expertise relating to the initial strategic planning, concept and preliminary design of Zhonghong Holding’s family entertainment and other similar centers.  The Company recognizes revenue under the ZHG Agreements on a straight line basis over the contractual term of the agreement including approximately $3,900 during the year ended December 31, 2017 which is included in food, merchandise and other revenue in the accompanying consolidated statement of comprehensive loss.  See further discussion in Note 17–Related-Party Transactions.

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

The Company also barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services received or provided, whichever is more readily determinable. For the years ended December 31, 2017, 2016 and 2015, approximately $21,000, $29,000 and $18,000, respectively, were included within admissions revenue with an offset in either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of comprehensive (loss) income related to bartered ticket transactions.

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Other advertising and media costs are expensed as incurred and for the years ended December 31, 2017, 2016 and 2015, totaled approximately $118,000, $124,600 and $106,000, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Equity-Based Compensation

In accordance with Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value.  The cost is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  Effective January 1, 2017, in accordance with its adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company elected to recognize the impact of forfeitures as they occur (see further discussion in Note 3–Recent Accounting Pronouncements).  The Company has granted stock options, time-vesting restricted share awards and performance-vesting restricted share awards. The Company used the Black-Scholes Option Pricing Model to value its stock options.  The Company used the closing stock price on the date of grant to value its time-vesting restricted share awards granted in 2013 and subsequent years and its performance-vesting restricted share awards granted in 2015 and subsequent years.

On occasion, the Company may modify the terms or conditions of an equity award for its employees.  If an award is modified, the Company evaluates the type of modification in accordance with ASC 718 to determine the appropriate accounting.  See further discussion in Note 19–Equity-Based Compensation.

Restructuring Costs

The Company accounts for exit or disposal of activities in accordance with ASC 420, Exit or Disposal Cost Obligations if the one-time benefit arrangements are not part of an ongoing benefit arrangement or an individual deferred compensation contract.  Nonretirement postemployment benefits that are part of an ongoing benefit arrangement or an individual deferred compensation contract are accounted for in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits.  The Company defines a business restructuring as an exit or disposal activity that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted.  Business restructuring charges may include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities.

If the one-time benefit arrangements are not part of an ongoing benefit arrangement or an individual deferred compensation contract, a liability is recognized and measured at its fair value for one-time termination benefits once the plan of termination is communicated to affected employees and it meets all of the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. If the one-time benefit arrangements are part of an ongoing benefit arrangement or an individual deferred compensation contract, a liability is recognized and measured at its fair value for one-time termination benefits when the following conditions are met: (i) the obligation is attributable to services already rendered; (ii) rights to those benefits accumulate; (iii) payment of the benefits is probable; and (iv) amount can be reasonably estimated.  If these four conditions are not met, a liability is recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated in accordance with ASC 450-20, Loss Contingencies.

Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company evaluates its tax positions by determining if it is more likely than not a tax position is sustainable upon examination, based upon the technical merits of the position, before any of the benefit is recorded for financial statement purposes. The benefit is measured as the largest dollar amount of position that is more likely than not to be sustained upon settlement. Previously recorded benefits that no longer meet the more-likely-than-not threshold are charged to earnings in the period that the determination is made. Interest and penalties accrued related to unrecognized tax benefits are charged to the provision/benefit for income taxes. See further discussion in Note 14–Income Taxes.

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement and is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. An entity is permitted to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to use the fair value option for any of its financial assets and financial liabilities that are not already recorded at fair value. Carrying values of financial instruments classified as current assets and current liabilities approximate fair value, due to their short-term nature.

Fair Value Hierarchy—As a basis for considering market participant assumptions in fair value measurements, fair value accounting standards establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity.  Fair value is determined for assets and liabilities, based upon significant levels of observable or unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

Determination of Fair Value—The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest and currency rates, and the like. Assets or liabilities valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.  See further discussion in Note 16–Fair Value Measurements.

Segment Reporting

The Company maintains discrete financial information for each of its twelve theme parks, which is used by the Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer, as a basis for allocating resources. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics since all of the theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target similar consumer groups. Accordingly, based on these economic and operational similarities and the way the CODM monitors and makes decisions affecting the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

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

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. See further discussion in Note 13–Derivative Instruments and Hedging Activities.

3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Implemented Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangible–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU removes step two from the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment charge would now be determined based on the comparison of the fair value of a reporting unit to its carrying value, not to exceed the carrying amount of goodwill. This guidance is effective starting with a company’s interim or annual goodwill impairment tests in fiscal years beginning after December 15, 2019 and must be applied on a prospective basis. Early adoption is permitted for interim or annual impairment tests performed after January 1, 2017. The Company elected to early adopt ASU 2017-04 as of January 1, 2017.  See Note 2–Summary of Significant Accounting Policies and Note 9–Goodwill, Net for further discussion.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions (Topic 718) including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification of related amounts within the statement of cash flows and the classification of awards as either equity or liabilities. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this ASU effective January 1, 2017.  ASU 2016-09 requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company elected to change its policy to recognize the impact of forfeitures as they occur and determined the cumulative impact of this change was not material as of January 1, 2017.  ASU 2016-09 also requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified as a financing activity and excess tax benefits to be classified as an operating activity in the accompanying consolidated statements of cash flows, which does not differ from the Company’s historical treatment of these items.  Additionally, ASU 2016-09 requires the tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur, which was applied prospectively, beginning January 1, 2017 by the Company.

Recently Issued Accounting Standards

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU gives companies the option to reclassify to retained earnings any tax effects related to items in accumulated other comprehensive income or loss that are stranded due to the Tax Cuts and Jobs Act (the “Tax Act”). Companies are able to early adopt this ASU in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Act related to items in accumulated other comprehensive income or loss are recognized. When adopted, the ASU requires all entities to make new disclosures, regardless of whether they elect to reclassify stranded amounts. Companies are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income or loss.  The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual reporting periods with early adoption permitted. The Company is still evaluating this ASU and the transition method but expects to reclassify approximately $1,100 upon adoption of this ASU.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)–Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 aims to improve reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of the hedge accounting guidance. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those annual reporting periods with early adoption permitted. For cash flow and net investment hedges existing as of the adoption date, the guidance requires a cumulative-effect adjustment as of the beginning of the fiscal year that an entity adopts the amendments; however, the presentation and disclosure guidance should be applied prospectively.  The Company is currently assessing the impact of this ASU to its consolidated financial statements and does not expect a material impact. However, the new ASU may impact the Company’s presentation and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU was issued to provide clarity and reduce diversity in practice regarding the application of guidance on the modification of equity awards. The ASU states that an entity should account for the effects of a modification unless all of the following are met: the fair value, vesting conditions and the classification of the instrument as equity or liability of the modified award is the same as that of the original award immediately before such award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company plans to adopt this ASU prospectively but does not expect a material impact upon adoption to its consolidated financial statements as the Company historically has accounted for all modifications in accordance with Topic 718 and has not been subject to the exception described under this ASU.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash–a Consensus of the FASB Emerging Issues Task Force. This ASU aims to reduce the diversity in practice of the presentation of changes or transfers in restricted cash flows on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning and ending total amounts on the statement of cash flows for the period. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted and should be applied using a retrospective transition method. The Company plans to adopt this ASU using a retrospective transition method but does not expect a material impact upon adoption to its consolidated statements of cash flows or consolidated balance sheets.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 simplifies the income tax accounting of intra-entity transfers of an asset other than inventory by requiring an entity to recognize the income tax effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods with early adoption permitted and should be applied using a modified retrospective transition method. The Company plans to adopt this ASU using a modified retrospective transition method but does not expect a material impact upon adoption of this ASU to its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the presentation and classification of eight specific cash flow issues that previously resulted in diversity in practice. The ASU will be effective for annual periods beginning after December 15, 2017 and interim periods therein, with early adoption permitted and should be applied using a retrospective transition method. The Company plans to adopt this ASU using a retrospective method but does not expect a material impact upon adoption to its consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017 using one of two transition methods, either full retrospective or a modified retrospective transition method. During 2016 and 2017, the FASB issued several updates to the revenue recognition guidance (Topic 606) which further clarify specific revenue recognition issues and provide improvements and practical expedients. The Company will adopt this guidance in the first quarter of 2018 using a modified retrospective transition method and does not expect to record a cumulative effect adjustment as a result.

The Company has completed an assessment of its key revenue streams as they relate to the new standard.  In particular, the Company analyzed the potential impact of the new standard on its accounting for annual and season pass products, multi-day pass products and other promotional ticket offerings which at times are sold with entitlements or other bundled products.  Based on its analysis, the Company will not be required to make significant changes to its current accounting policies and practices to apply the requirements under the new standard. The Company does not anticipate a material impact on the timing of revenue recognition upon adoption nor on the classification of revenue. However, the Company will be required to update revenue recognition disclosures to include additional detail on the methods used to recognize revenue and how the methods are applied as well as significant assumptions used to allocate the transaction price and estimate the standalone selling price of promised goods or services.

4. RESTRUCTURING PROGRAMS AND SEPARATION COSTS

Restructuring Programs

In October 2017, the Company executed a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2017 Restructuring Program”). The 2017 Restructuring Program involved the elimination of approximately 350 positions by the end of the fourth quarter of 2017 across certain of the Company’s theme parks and corporate headquarters. As a result, during the year ended December 31, 2017, the Company recorded $5,200 in pre-tax restructuring and other related costs associated primarily with severance and other termination benefits related to the 2017 Restructuring Program in the accompanying consolidated statement of comprehensive loss.  The Company will not incur any additional costs associated with the 2017 Restructuring Program as all continuing service obligations were completed as of December 31, 2017.

In December 2016, the Company committed to and implemented a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2016 Restructuring Program”). The 2016 Restructuring Program involved the elimination of approximately 320 positions across all of the Company’s theme parks and corporate headquarters. As a result, during the year ended December 31, 2016, the Company recorded $8,904 in pre-tax restructuring and other related costs associated with the 2016 Restructuring Program in the accompanying consolidated statement of comprehensive loss. The Company will not incur any additional costs associated with the 2016 Restructuring Program as all continuing service obligations were completed as of December 31, 2016.

Liabilities related to the 2017 and 2016 Restructuring Program as of December 31, 2017 and 2016 are included in accrued salaries, wages and benefits in the accompanying consolidated balance sheets.  The 2017 and 2016 Restructuring Program activity for the year ended December 31, 2017 was as follows:

Severance and Other Employment Expenses	2016 Restructuring Program	2017 Restructuring Program	Total
Liability as of December 31, 2016	$7,842	$—	$7,842
Costs incurred	—	5,200	5,200
Reduction in estimated expenses	(572)	—	(572)
Payments made	(7,270)	(3,966)	(11,236)
Liability as of December 31, 2017	$—	$1,234	$1,234

In the fourth quarter of 2015, as part of a cost savings initiative and ongoing review of departmental structures, certain positions were eliminated.  The severance costs related to these positions of $2,001 is included in restructuring and other related costs for the year ended December 31, 2015 in the accompanying consolidated statement of comprehensive income.

Separation Costs

2015 Separation

Restructuring and other related costs for the year ended December 31, 2015 do not include any costs associated with the separation of the Company’s Chief Executive Officer and President effective January 15, 2015 (the “Former CEO”), who resigned from his role effective on such date.  Pursuant to a separation and consulting agreement entered into by the Company and the Former CEO on December 10, 2014, the Former CEO remained involved with the Company as a member of the Board through April 15, 2016 and remained in a consulting capacity to the Company for a three-year consulting term which ended on December 10, 2017.

Additionally, in connection with a separate restructuring program in 2014 and the separation of the Former CEO, conditions for eligibility on certain unvested performance restricted shares of common stock were modified to allow those participants who were separating from the Company, including the Former CEO, to vest in their respective awards if the performance conditions were achieved after their employment ended with the Company.  See Note 19–Equity-Based Compensation for further details.

2018 Separation

On February 27, 2018, the Company announced that its President and Chief Executive Officer (the “CEO”) had stepped down from his position and resigned as a member of the Board effective February 26, 2018. In connection with his departure, the CEO will receive a lump sum cash payment of approximately $6,600 in severance pay which the Company expects to record as separation costs in the first quarter of 2018. The CEO will also vest in certain equity awards in accordance with his employment agreement.  As a result, the Company expects to record non-cash equity compensation expense of approximately $3,200 in the first quarter of 2018.

5. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share is computed as follows (in thousands, except per share data):

	Year Ended December 31,
	2017			2016			2015
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic (loss) earnings per share	$(202,386)	85,811	$(2.36)	$(12,531)	84,925	$(0.15)	$49,133	85,860	$0.57
Effect of dilutive incentive-based awards		—			—			121
Diluted (loss) earnings per share	$(202,386)	85,811	$(2.36)	$(12,531)	84,925	$(0.15)	$49,133	85,981	$0.57

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

Diluted (loss) earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. During the years ended December 31, 2017 and 2016, there were approximately 5,090,000 and 4,807,000 potentially dilutive shares of common stock excluded from the computation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in those periods, respectively.  During the year ended December 31, 2015, there were approximately 1,879,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share.

The Company’s outstanding performance-vesting restricted share awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.  For the years ended December 31, 2017, 2016 and 2015, approximately 78,000, 13,000 and 19,000 performance-vesting restricted share awards had met their performance criteria as of December 31, 2017, 2016 and 2015, respectively. See further discussion in Note 19–Equity-Based Compensation.

6. INVENTORIES

Inventories as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Merchandise	$26,586	$24,438
Food and beverage	4,084	3,956
Other supplies	217	290
Total inventories	$30,887	$28,684

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Prepaid insurance	$6,711	$8,646
Prepaid marketing and advertising costs	2,800	3,202
Other	6,799	7,476
Total prepaid expenses and other current assets	$16,310	$19,324

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2017 and 2016, consisted of the following:

	2017	2016
Land	$286,200	$286,200
Land improvements	354,544	316,774
Buildings	670,121	645,013
Rides, attractions and equipment	1,433,246	1,368,018
Animals	142,147	158,199
Construction in process	65,816	54,242
Less accumulated depreciation	(1,276,833)	(1,161,631)
Total property and equipment, net	$1,675,241	$1,666,815

Depreciation expense was approximately $155,200, $191,500 and $174,700 for the years ended December 31, 2017, 2016 and 2015, respectively.

During the third quarter of 2017, following a contractual dispute, the Company amended an existing agreement relating to the use of certain animals.  As a result of this amendment, which reduced the expected future cash flows related to the agreement, the Company recognized an impairment loss of approximately $7,800 which is included in operating expenses in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2017.

In January 2016, the Company made a decision to remove deep-water lifting floors from the orca habitats at each of its three SeaWorld theme parks.  As a result, during the year ended December 31, 2016, the Company recorded approximately $33,700 of accelerated depreciation related to the disposal of these lifting floors.  Also during 2016, the Company recorded approximately $6,400 in asset write-offs associated with the canceled Blue World Project, which is included in operating expenses in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2016.

9. GOODWILL, NET

Interim Impairment Test— Due to financial performance particularly late in the second quarter of 2017 at the Company’s SeaWorld Orlando park, driven primarily by a decline in U.S. domestic and international attendance at the park, the Company determined a triggering event occurred that required an interim goodwill impairment test for its SeaWorld Orlando reporting unit as of June 30, 2017. Based on financial performance and the resulting impact on projections of future cash flows for this reporting unit, the Company concluded that the reporting unit’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $269,332 in the accompanying consolidated statement of comprehensive loss during the year ended December 31, 2017.  Fair value for the SeaWorld Orlando reporting unit was determined using the income approach and represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of internal projections and unobservable measurement inputs.

The changes in the carrying amount of goodwill for the year ended December 31, 2017 are as follows:

	SeaWorld Orlando	Discovery Cove	Total
Gross carrying amount at December 31, 2016	$269,332	$66,278	$335,610
Accumulated impairment loss at December 31, 2016	—	—	—
Gross carrying amount at December 31, 2016	$269,332	$66,278	$335,610
Goodwill impairment charge	(269,332)	—	(269,332)
Net carrying amount at December 31, 2017	$—	$66,278	$66,278

Annual Impairment Test—The Company performed a qualitative assessment on its goodwill at December 1, 2017, which now relates only to its Discovery Cove reporting unit, and concluded that it was more-likely-than-not that goodwill was not impaired.  The Company performed a quantitative assessment at December 1, 2016 and a qualitative assessment at December 1, 2015 on its Discovery Cove goodwill and based on these assessments, concluded that it was more-likely-than-not that goodwill for its Discovery Cove reporting unit was not impaired.

10. TRADE NAMES/TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET

Interim Impairment Test – Due to financial performance particularly late in the second quarter of 2017 at the Company’s SeaWorld San Diego and Orlando parks, driven primarily by a decline in U.S. domestic and international attendance at those parks, the Company determined a triggering event occurred that required an interim impairment test for certain trade names/trademarks with a combined balance of $93,000 related to the SeaWorld brand.  Based on its assessment, the Company calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values.  Based on these assessments, the Company determined there was no impairment as the estimated fair values of these trade names/trademarks were in excess of their carrying values.

Annual Impairment Test – The Company conducted either a qualitative or quantitative assessment for its other indefinite-lived intangible assets at December 1, 2017, December 1, 2016 and December 1, 2015 and concluded that it was more-likely-than-not that the trade names/trademarks were not impaired in these annual assessments.

Trade names/trademarks, net at December 31, 2017, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks- finite lives	9.3 years	12,900	10,098	2,802
Total trade names/trademarks, net		$169,900	$10,098	$159,802

Trade names/trademarks, net at December 31, 2016, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks- finite lives	9.3 years	12,900	8,636	4,264
Total trade names/trademarks, net		$169,900	$8,636	$161,264

Other intangible assets, net at December 31, 2017, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Favorable lease asset	39 years	$18,200	$3,734	$14,466
Reseller agreements	8.1 years	22,300	22,032	268
Non-compete agreement	5 years	500	458	42
Other intangible assets - indefinite lives		120	—	120
Total other intangible assets, net		$41,120	$26,224	$14,896

Other intangible assets, net at December 31, 2016, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Favorable lease asset	39 years	$18,200	$3,267	$14,933
Reseller agreements	8.1 years	22,300	19,487	2,813
Non-compete agreement	5 years	500	358	142
Other intangible assets - indefinite lives		120	—	120
Total other intangible assets, net		$41,120	$23,112	$18,008

Total amortization was approximately $4,600, $4,800 and $4,800 for the years ended December 31, 2017, 2016 and 2015, respectively.  The total weighted average amortization period of all finite-lived intangibles is 18.8 years.

Total expected amortization of the finite-lived intangible assets for the succeeding five years and thereafter is as follows:

Years Ending December 31
2018	$2,235
2019	1,849
2020	467
2021	467
2022	467
Thereafter	12,093
$17,578

11. OTHER ACCRUED EXPENSES

Other accrued expenses at December 31, 2017 and 2016, consisted of the following:

	2017	2016
Accrued property taxes	$1,280	$2,193
Accrued interest	6,078	13,631
Self-insurance reserve	7,084	7,191
Other	5,170	395
Total other accrued expenses	$19,612	$23,410

As of December 31, 2017, accrued interest above includes $5,050 relating to the Company’s fourth quarter 2017 interest payable on its Term B-2 Loans, which was paid on January 5, 2018. As of December 31, 2016, accrued interest above includes $12,904 relating to the Company’s fourth quarter 2016 interest payable on its Term B-2 Loans, Term B-3 Loans and Terminated Revolving Credit Facility, which was paid on January 3, 2017. See further discussion in Note 12–Long-Term Debt.

12. LONG-TERM DEBT

Long-term debt as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Term B-5 Loans (effective interest rate of 4.69% at December 31, 2017)	$990,819	$—
Term B-2 Loans (effective interest rate of 3.94% and 3.26% at December 31, 2017 and 2016, respectively)	554,227	1,327,850
Term B-3 Loans (effective interest rate of 4.33% at December 31, 2016)	—	245,800
Revolving credit facility (effective interest rate of 4.24% and 3.46% at December 31, 2017 and 2016, respectively)	15,000	24,351
Total long-term debt	1,560,046	1,598,001
Less discounts	(8,685)	(5,517)
Less debt issuance costs	(9,045)	(9,702)
Less current maturities	(38,707)	(51,713)
Total long-term debt, net	$1,503,609	$1,531,069

SEA is the borrower under the senior secured credit facilities, (the “Senior Secured Credit Facilities”) under a credit agreement (the “Existing Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time.  On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment”), to its Existing Credit Agreement.  In connection with the Amendment, SEA borrowed $998,306 of additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-3 loans (the “Term B-3 Loans”), with a principal amount equal to $244,713 and a portion of the outstanding principal of the Term B-2 loans (the “Term B-2 Loans”), with a principal amount equal to $753,593, and pay other fees, costs and expenses in connection with the Amendment and related transactions. Additionally, pursuant to the Amendment, SEA terminated the existing revolving credit commitments (the “Terminated Revolving Credit Facility”) and replaced them with a new tranche with an aggregate commitment amount of $210,000 (the “New Revolving Credit Facility”).

In connection with the issuance of the Term B-5 Loans, SEA recorded a discount of $4,992 and debt issuance costs of $44 during the year ended December 31, 2017. Additionally, SEA wrote-off debt issuance costs of $7,987, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying consolidated statement of comprehensive loss during the year ended December 31, 2017. Such loss on early extinguishment of debt and write-off of discounts and debt issuance costs also includes $33 related to a write-off of discounts and debt issuance costs resulting from a mandatory prepayment of debt on March 30, 2017 and $123 related to a write-off of discounts and debt issuance costs resulting from a voluntary prepayment of debt during the year ended December 31, 2017.  See discussion in the Senior Secured Credit Facilities section which follows for further information.

In 2015, SEA entered into an incremental term loan amendment, Amendment No. 7 (the “Incremental Amendment”), to its Existing Credit Agreement and borrowed $280,000 of additional term loans (the “Term B-3 Loans”) pursuant to the Incremental Amendment. The proceeds, along with cash on hand, were used to redeem all of the $260,000 outstanding principal amount of the then outstanding Senior Notes at a redemption price of 105.5% plus accrued and unpaid interest and pay fees, costs and other expenses in connection with the Term B-3 Loans. The redemption premium of $14,300 along with a write-off of approximately $6,048 in related discounts and debt issuance costs is included in the loss on early extinguishment of debt and write-off of discounts and debt issuance costs in the accompanying consolidated statement of comprehensive income for the year ended December 31, 2015.

Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying consolidated balance sheets. Unamortized debt issuance costs and discounts for the Term B-5 Loans, Term B-2 Loans and New Revolving Credit Facility were $11,904, $3,302 and $2,524 respectively, at December 31, 2017. Unamortized debt issuance costs and discounts for the Term B-2 Loans, Term B-3 Loans and Terminated Revolving Credit Facility were $11,257, $2,638 and $1,324, respectively, at December 31, 2016.

As of December 31, 2017, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

Senior Secured Credit Facilities

As of December 31, 2017, the Senior Secured Credit Facilities consisted of $554,227 in Term B-2 Loans which will mature on May 14, 2020, $990,819 in Term B-5 Loans which will mature on March 31, 2024 and a $210,000 New Revolving Credit Facility, of which $15,000 was outstanding as of December 31, 2017.  The New Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50,000 and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans with an aggregate principal amount greater than $50,000. The outstanding balance on the revolving credit facility was included in current maturities of long-term debt in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 due to the Company’s intent to repay the borrowings within the following twelve month period. Subsequent to December 31, 2017, SEA borrowed an additional $40,000 on the New Revolving Credit Facility for general working capital purposes and repaid $5,000.

The Term B-2 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-2 Loans on May 14, 2013, with the balance due on the final maturity date of May 14, 2020. Beginning with the fiscal quarter ended June 30, 2017, the Term B-5 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term B-5 Loans on March 31, 2017, with the balance due on the final maturity date of March 31, 2024. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. During the first quarter of 2017, the Company made a mandatory prepayment of approximately $6,300 based on its excess cash flow calculation as of December 31, 2016. Approximately $3,500 of the mandatory prepayment was accepted by the lenders and applied ratably to the Term B-2 and Term B-3 Loans prior to the Amendment on March 31, 2017, and the remainder of $2,800 was applied as a voluntary prepayment to the Term B-2 Loans in the second quarter of 2017. There were no mandatory prepayments made during the years ended December 31, 2016 and 2015.

SEA may go to market to increase and/or add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the New Revolving Credit Facility in an aggregate principal amount of up to $350,000. SEA may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the First Lien Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, is no greater than 3.50 to 1.00.

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

Term B-2 Loans

The Term B-2 Loans were initially borrowed in an aggregate principal amount of $1,405,000. Borrowings of Term B-2 Loans under the Senior Secured Credit Facilities bear interest, at SEA’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds effective rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the BBA LIBOR rate, or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing. The applicable margin for the Term B-2 Loans is 1.25%, in the case of base rate loans, and 2.25%, in the case of LIBOR rate loans, subject to a base rate floor of 1.75% and a LIBOR floor of 0.75%. The applicable margin for the Term B-2 Loans (under either a base rate or LIBOR rate) is subject to one 25 basis point step-down upon achievement by SEA of a total net leverage ratio equal to or less than 3.25 to 1.00.

New Revolving Credit Facility

Borrowings of loans in the New Revolving Credit Facility under the Senior Secured Credit Facilities bear interest at a rate equal to a margin over either, at SEA’s option, (a) a base rate determined by reference to the higher of  the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate based on the BBA LIBOR rate or the successor thereto if the BBA is no longer making a LIBOR rate available, for the interest period relevant to such borrowing (provided in no event shall such LIBOR rate with respect to the borrowings be less than 0.0% per annum).  The applicable margin for borrowings under the New Revolving Credit Facility is 1.75%, in the case of base rate loans, and 2.75%, in the case of LIBOR rate loans.  The applicable margin for borrowings under the New Revolving Credit Facility are subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings which the Company did not achieve as of December 31, 2017.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA was required to pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA was also required to pay customary letter of credit fees.

As of December 31, 2017, SEA had approximately $19,050 of outstanding letters of credit leaving approximately $175,950 available for borrowing.

Restrictive Covenants

The Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness; make guarantees; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in the nature of the business; and make prepayments of junior debt. The Senior Secured Credit Facilities also contain covenants requiring SEA to limit annual capital expenditures and maintain a maximum total net leverage ratio and a minimum interest coverage ratio. All of the net assets of SEA and its consolidated subsidiaries are restricted and there are no unconsolidated subsidiaries of SEA.

The Company is currently in compliance with its debt covenants, however, its declining performance has resulted in leverage ratios closer to the ratios established in its debt agreements. As a result, there is risk regarding future compliance should the Company’s operating performance further deteriorate. The breach of any of these covenants or non-compliance with any of the financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. The Senior Secured Credit Facilities permit restricted payments in an aggregate amount per annum equal to the sum of (A) $25,000 plus (B) an amount, if any, equal to (1) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment, is no greater than 3.50 to 1.00, an unlimited amount, (2) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 4.00 to 1.00 and greater than 3.50 to 1.00, the greater of (a) $95,000 and (b) 7.50% of Market Capitalization (as defined in the Senior Secured Credit Facilities), (3) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 4.50 to 1.00 and greater than 4.00 to 1.00, $95,000 and (4) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 5.00 to 1.00 and greater than 4.50 to 1.00, $65,000.

As of December 31, 2017, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 5.08 to 1.00, which absent a reduction in the total net leverage ratio to less than or equal to 5.00 to 1.00 would result in the Company having a $25,000 available capacity for restricted payments in 2018. However, the amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter, as set forth above or upon a decrease in our total outstanding indebtedness. The total net leverage ratio as calculated under the Senior Secured Credit Facilities is not permitted to be greater than 5.75 to 1.00.

Long-term debt at December 31, 2017, is repayable as follows and does not include the impact of any future voluntary prepayments.  The outstanding balance under the New Revolving Credit Facility is included in current maturities on long-term debt in the accompanying consolidated balance sheet as of December 31, 2017, due to the Company’s intent to repay the borrowings within the next twelve months:

Years Ending December 31,
2018	$38,707
2019	23,707
2020	536,763
2021	9,983
2022	9,983
Thereafter	940,903
Total	$1,560,046

Interest Rate Swap Agreements

As of December 31, 2017, the Company has five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1,000,000 of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1,000,000; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; the Company receives a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of September, December, March and June through maturity.

On September 30, 2016, the Company had four interest rate swap agreements (the “Former Interest Rate Swap Agreements”) which matured in accordance with their terms. Three of the interest rate swap agreements had a combined notional amount of $1,000,000; required the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; paid swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and had interest settlement dates occurring on the last day of March, June, September and December through maturity. The fourth interest rate swap was executed in April 2015 to effectively fix the interest rate on $250,000 of the Term B-3 Loans and had a notional amount of $250,000; required the Company to pay a fixed rate of interest of 0.901% per annum; paid swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and had interest settlement dates occurring on the last day of September, December, March and June through maturity.

SEA designated the Interest Rate Swap Agreements and the Former Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 13–Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities, Senior Notes, Interest Rate Swap Agreements and Former Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $80,570, $46,919 and $63,726 during the years ended December 31, 2017, 2016 and 2015, respectively. Cash paid for interest during the year ended December 31, 2017 excludes $5,050 related to the fourth quarter interest payment on the Term B-2 Loans which was paid on January 5, 2018. Cash paid for interest during the year ended December 31, 2016 excludes $12,904 related to the fourth quarter interest payment on the Senior Secured Credit Facilities which was paid on January 3, 2017. See Note 11–Other Accrued Expenses for accrued interest included in the accompanying consolidated balance sheets as of December 31, 2017 and 2016.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of December 31, 2017 and 2016, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the years ended December 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of December 31, 2017, the Company has five Interest Rate Swap Agreements which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1,000,000 of SEA’s outstanding long-term debt. On September 30, 2016, the Company had four Former Interest Rate Swap Agreements with a combined notional value of $1,250,000 which matured in accordance with their terms.  The Interest Rate Swap Agreements and the Former Interest Rate Swap Agreements were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. There was no ineffectiveness during the year ended December 31, 2017. During the year ended December 31, 2016, an immaterial loss related to the ineffective portion was recognized in other (income) expense, net in the accompanying consolidated statement of comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $5,802 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets as of December 31, 2017 and 2016:

	Liability Derivatives		Liability Derivatives
	As of December 31, 2017		As of December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other liabilities	8,455	Other liabilities	22,808
Total derivatives designated as hedging instruments		$8,455		$22,808

Derivative instruments are valued according to the methodology outlined in Note 2-Summary of Significant Accounting Policies.  The unrealized gain or loss on derivatives is recorded net of a tax (expense) benefit of $(5,735) and $2,713 for the years ended December 31, 2017 and 2016, respectively, and is included in the accompanying statements of changes in stockholders’ equity and the consolidated statements of comprehensive loss.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the pre-tax effect of the Company’s derivative financial instruments in the accompanying consolidated statements of comprehensive loss for the years ended December 31, 2017 and 2016:

	2017	2016
Derivatives in Cash Flow Hedging Relationships:
Gain (loss) related to effective portion of derivatives recognized in accumulated other comprehensive loss	$1,619	$(9,938)
Gain related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$12,733	$6,669
Loss related to ineffective portion of derivatives recognized in other (income) expense, net	$—	$(1)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2017, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8,815. As of December 31, 2017, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $8,815.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the years ended December 31, 2017 and 2016, net of tax:

Accumulated other comprehensive loss:	(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2015	$(13,137)
Other comprehensive loss before reclassifications	(1,690)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,133
Unrealized loss on derivatives, net of tax	(557)
Accumulated other comprehensive loss at December 31, 2016	(13,694)
Other comprehensive income before reclassifications	972
Amounts reclassified from accumulated other comprehensive loss to interest expense	7,646
Unrealized gain on derivatives, net of tax	8,618
Accumulated other comprehensive loss at December 31, 2017	$(5,076)

14. INCOME TAXES

For the years ended December 31, 2017, 2016 and 2015, the (benefit from) provision for income taxes is comprised of the following:

	2017	2016	2015
Current income tax (benefit) provision
Federal	$(66)	$(72)	$(78)
State	1,525	442	494
Foreign	12	23	36
Total current income tax provision	1,471	393	452
Deferred income tax (benefit) provision:
Federal	(74,312)	5,169	25,210
State	(12,165)	3,768	(1,964)
Total deferred income tax (benefit) provision	(86,477)	8,937	23,246
Total income tax (benefit) provision	$(85,006)	$9,330	$23,698

The deferred income tax (benefit) provision represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes totaled $515, $819 and $1,062, for the years ended December 31, 2017, 2016 and 2015, respectively.

The components of deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred income tax assets:
Acquisition and debt related costs	$5,557	$15,899
Net operating losses	201,604	294,986
Goodwill impairment	54,207	—
Self-insurance	6,992	9,766
Deferred revenue	2,627	4,696
Cash flow hedge	2,282	9,114
Restricted stock	4,097	3,374
Tax credits	7,922	6,882
Other	7,263	9,165
Total deferred income tax assets	292,551	353,882
Valuation allowance	(2,762)	(584)
Net deferred tax assets	289,789	353,298
Deferred income tax liabilities:
Property and equipment	(201,019)	(326,320)
Amortization - Goodwill	(37,291)	(49,493)
Amortization - Other Intangibles	(15,193)	(20,877)
Other	(3,466)	(4,527)
Total deferred income tax liabilities	(256,969)	(401,217)
Net deferred income tax assets (liabilities)	$32,820	$(47,919)

 The Company files federal, state and provincial income tax returns in various jurisdictions with varying statute of limitation expiration dates.  Under the tax statute of limitations applicable to the Internal Revenue Code of 1986, as amended (the “Code”), the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2013.  However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2009 and subsequent years, these attributes can still be audited when utilized on returns filed in the future.  The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision in the applicable period.

The Company has federal tax net operating loss carryforwards of approximately $693,000 as of December 31, 2017 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $1,075,000 as of December 31, 2017. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both federal and state tax purposes.

Realization of the deferred income tax assets, primarily arising from these net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.

On October 18, 2017, the Pennsylvania Supreme Court held in Nextel Communications of Mid-Atlantic, Inc. v. Commonwealth that the net loss carryover deduction allowed for purposes of the Pennsylvania corporate net income tax violates the Uniformity Clause of the Pennsylvania Constitution. As a result, the current law in Pennsylvania that places a fixed dollar limitation on the net loss carryover deduction was struck down, while retaining a percentage limitation on the net loss carryover deduction. The Company has assessed the impact of this case on available positive and negative evidence, including tax planning strategies, to determine whether sufficient future taxable income in Pennsylvania will be generated to permit use of the existing deferred tax assets related to Pennsylvania net loss carryover.

The Company believes it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized.  Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for state net operating loss carryforwards, the Company has recorded a valuation allowance of approximately $2,800 and $600, net of federal tax benefit, on the deferred tax assets related to those state net operating losses as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had approximately $400 of charitable contributions which expired unused.

During 2017, an ownership shift of more than 50 percent as defined by the Internal Revenue Code (“IRC”) Section 382 occurred. The Company determined that, while an ownership shift occurred and limits were determined under Section 382 and the regulations and guidance thereunder, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state tax net operating loss carryforwards.

The reconciliation between the statutory income tax rate and the Company’s effective income tax (benefit) provision rate for the years ended December 31, 2017, 2016 and 2015, is as follows:

	2017	2016	2015
Income tax rate at federal statutory rates	35.00%	35.00%	35.00%
Federal net operating loss and tax credit adjustments	—	24.40	(0.68)
State taxes, net of federal benefit	2.02	(58.42)	0.56
State net operating loss revaluation	(0.15)	(19.74)	(2.51)
Nondeductible equity-based compensation	(1.01)	(275.10)	0.15
Tax credits	0.25	21.17	(1.73)
Nondeductible expenses	(0.15)	(17.15)	0.53
Charitable contribution carryforward valuation allowance	—	—	2.01
Charitable contribution carryforward expiration	(0.18)	—	—
State net operating loss carryforward valuation allowance	(0.59)	—	—
Goodwill impairment	(6.12)	—	—
Remeasurement of deferred income tax liabilities resulting from Tax Cuts and Jobs Act	0.63	—	—
Other	(0.12)	(1.63)	(0.79)
Income tax rate	29.58%	(291.47)%	32.54%

The (benefit from) provision for income taxes for the years ended December 31, 2017, 2016 and 2015 differs from the amount computed by applying the U.S. federal statutory income tax rate to the Company’s income before income taxes primarily due to state income taxes, nondeductible expenses, and federal tax credits. In addition, for the year ended December 31, 2017, the rate differs from the amount computed due to the remeasurement of deferred tax assets and liabilities for enacted changes in tax laws.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes significant modifications to the provisions of the Internal Revenue Code, including but not limited to a corporate tax rate decrease from 35% to 21% effective as of January 1, 2018.  The Company’s net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate in the year of enactment.  The adjustment related to the remeasurement of the deferred tax assets and liability balances, including the revaluation of amounts originally reported in other comprehensive income, is a tax benefit of $1,808 and is reported as part of the benefit from income taxes in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2017.

For the year ended December 31, 2017, the Company realized a tax expense of $2,901 related to certain nondeductible equity compensation awards and a tax expense of $17,584 related to goodwill impairment.

For the year ended December 31, 2016, the Company realized a tax expense of $8,806 related to certain nondeductible equity compensation awards and a tax expense of $632 related to the revaluation of certain state net operating loss carryforwards as a result of a restructuring, both of which impacted the state effective rate.  In addition, for the year ended December 31, 2016 federal net operating loss and tax credit adjustments also impacted the provision for income taxes.

For the year ended December 31, 2015, the Company realized a tax benefit of $1,817 related to the revaluation of certain state net operating loss carryforwards as a result of a restructuring, which also impacted the state effective rate.  In addition, for the year ended December 31, 2015, certain equity compensation awards and a valuation allowance related to certain state net operating losses and charitable contribution carryforwards impacted the provision for income taxes.

15. COMMITMENTS AND CONTINGENCIES

At December 31, 2017, the Company has commitments under long-term operating leases requiring annual minimum lease payments as follows:

Years Ending December 31,
2018	$15,393
2019	14,489
2020	12,268
2021	12,197
2022	11,312
Thereafter	265,296
Total	$330,955

Rental expense was $20,513, $20,912 and $20,233 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. At December 31, 2017, excluding certain amounts related to the License Agreement with Sesame Workshop as described below, additional capital payments of approximately $107,000 are necessary to complete these projects. The majority of these projects are expected to be completed in 2018 and 2019.

License Agreements

On May 16, 2017, SEA entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  The License Agreement supersedes the previous two license agreements and extends SEA’s status as Sesame’s exclusive theme park partner in the United States, Puerto Rico and the U.S. Virgin Islands (the “Sesame Territory”), and provides for the payment of certain royalty payments based on gross receipts for stand-alone theme parks (“Standalone Parks”) and license fees and merchandise royalties for Sesame themed areas within SEA theme parks (“Sesame Lands”). Sesame will retain the right to develop certain family entertainment centers subject to certain restrictions including size, number, types of attractions and geographic location.  SEA’s principal commitments pursuant to the License Agreement include: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined within the Sesame Territory; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives, including Sesame’s annual gala event.  The Company estimates the combined obligations for these commitments could be up to approximately $156,000 over the term of the agreement.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening.

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.

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

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint.  On March 31, 2016, the Court granted the motions to dismiss the amended complaint, in its entirety, without prejudice.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants.  On June 29, 2016, the remaining defendants filed a motion to dismiss the Second Amended Complaint.  On September 30, 2016, the Court denied the motion to dismiss.  On October 28, 2016, defendants filed their Answer to the Second Amended Complaint. On May 19, 2017, Plaintiffs filed a motion for class certification which the Court granted on November 29, 2017.

On November 2017, the United States filed a motion to intervene and partially stay discovery. On December 7, 2017, the Court stayed depositions through April 2, 2018.  On December 13, 2017, Defendants filed a petition with the Ninth Circuit for permission to appeal the Court’s class certification order.  On January 19, 2018, the Court vacated the current schedule in light of the District Court’s order permitting intervention by the DOJ and the pending petition to appeal the class certification decision.  The schedule will be reset at the end of the stay.  The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Plaintiffs filed a Third Amended Class Action Complaint on November 22, 2016.  The Company moved to dismiss portions of that pleading, but the motion to dismiss was denied.  What remained were plaintiff's claims under California's Unfair Competition Law, False Advertising Law and the CLRA based on the purchase of tickets; plaintiff's California Unfair Competition Law and False Advertising Law claims based on the purchase of plush toys; and plaintiff's claims under California's Unfair Competition Law based on the purchase of plush toys. The case has proceeded into written and oral discovery. All three plaintiffs have been deposed. Other deposition discovery has been stayed until April 2, 2018 at the request of the Department of Justice. The Company filed a motion for summary judgment on October 30, 2017, and a motion for Rule 11 Sanctions on December 1, 2017. On February 20, 2018, the Court granted in part and denied in part the Company’s motion for summary judgment. All three named plaintiffs continue to have claims for individual restitution and injunctive relief. On February 27, 2018, the Court denied the motion for Rule 11 Sanctions. The next significant phase of motions practice in the case will be the plaintiffs’ motion for class certification, which currently is scheduled to be filed on June 1, 2018.

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

16. FAIR VALUE MEASUREMENTS

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. See Note 13-Derivative Instruments and Hedging Activities.  Of the Company’s long-term obligations, the Term B-2 Loans and Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of December 31, 2017 and the Term B-2 and Term B-3 Loans were classified in Level 2 of the fair value hierarchy as of December 31, 2016. The fair value of the term loans as of December 31, 2017 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. See Note 12–Long-Term Debt.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2017.  The Company did not have any assets measured on a recurring basis at fair value at December 31, 2017. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2017:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2017
Liabilities:
Derivative financial instruments (a)	$—	$8,455	$—	$8,455
Long-term obligations (b)	$—	$1,560,046	$—	$1,560,046

(a)	Reflected at fair value in the consolidated balance sheet as other liabilities of $8,455.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $38,707 and long-term debt of $1,503,609 as of December 31, 2017.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2016. The Company did not have any assets measured on a recurring basis at fair value at December 31, 2016. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2016:

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
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $51,713 and long-term debt of $1,531,069 as of December 31, 2016.

17.  RELATED-PARTY TRANSACTIONS

ZHG Agreements

On March 24, 2017, the Company entered into the ZHG Agreements with Zhonghong Holding, an affiliate of ZHG Group.  In exchange for providing services under the ZHG Agreements, the Company is expected to receive fees as well as a travel stipend per year through 2019.  The Company recognizes revenue under the ZHG Agreements on a straight line basis over the contractual term of the agreements.  Revenue recognized in the year ended December 31, 2017 was approximately $3,900 related to these agreements. See further discussion regarding the Sale in Note 1–Description of the Business and Note 20–Stockholders’ Equity.

In connection with the Sale discussed in Note 1–Description of the Business, which closed on May 8, 2017, Sellers reimbursed the Company for approximately $4,000 of related costs and expenses incurred by the Company during the year ended December 31, 2017.

Hill Path Capital LP Agreements

On November 5, 2017, the Company and Hill Path Capital LP (“Hill Path”) entered into a Cooperation Agreement (the “Cooperation Agreement”) and certain related agreements. Under the terms of the Cooperation Agreement, the Company paid Hill Path $500 during the fourth quarter of 2017 to reimburse for fees and expenses incurred in connection with the negotiation and execution of the Cooperation Agreement.  Pursuant to the Cooperation Agreement, on November 5, 2017, the Board appointed a designee from Hill Path (the “Designee”) to the Board and the recently created Revenue Committee, immediately following the execution of the Cooperation Agreement.

On November 5, 2017, the Company also entered into an Undertaking Agreement (the “Undertaking Agreement”) which permits the Designee to provide information to certain personnel of Hill Path and certain of Hill Path’s advisors as described therein. The undertakings of Hill Path and the Designee pursuant to the Undertaking Agreement are effective for 12 months following the date on which there is no director serving on the Board who is designated by Hill Path. The Company also entered into a side letter with Hill Path that provides if it obtains any requisite Board approval or the consent of SunWise (UK) Co. LTD (“ZHG”), the Company will execute and deliver to Hill Path a form of registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement will provide that following the date that is one day after the expiration of the Company’s advance notice period for the nomination of directors at the 2018 Annual Meeting and provided that Hill Path has not submitted any nominations for the election of directors in accordance with the Company’s advance notice period as set forth in the Company’s Second Amended and Restated Bylaws, the Hill Path entities will have limited shelf registration rights with respect to their common stock (including certain demand underwritten offering rights and piggyback registration rights). The Registration Rights Agreement also will require the Company to pay certain expenses relating to such registration and indemnify the Hill Path entities against certain liabilities under the Securities Act of 1933, as amended.

Debt and Interest Payments

As of December 31, 2016, approximately $25,000 aggregate principal amount of Term B-2 Loans were owned by affiliates of Blackstone.  The Company makes voluntary and mandatory principal repayments as well as periodic principal and interest payments on such debt in accordance with its terms from time to time. There were no debt amounts owned by affiliates of the Company as of December 31, 2017.  See Note 12–Long-Term Debt for further discussion.

18. RETIREMENT PLAN

The Company sponsors a defined contribution plan, under Section 401(k) of the Internal Revenue Code. The plan is a qualified automatic contributions arrangement, which automatically enrolls employees, once eligible, unless they opt out. The Company makes matching cash contributions subject to certain restrictions, structured as a 100% match on the first 1% contributed by the employee and a 50% match on the next 5% contributed by the employee. Employer matching contributions for the years ended December 31, 2017, 2016 and 2015, totaled $7,943, $8,495 and $7,696, respectively.

19. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value.  The cost is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  Effective January 1, 2017, in accordance with its adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company elected to recognize the impact of forfeitures as they occur (see further discussion in Note 3–Recent Accounting Pronouncements).  The Company has granted stock options, time-vesting restricted share awards and performance-vesting restricted share awards. The Company used the Black-Scholes Option Pricing Model to value its stock options and the closing stock price on the date of grant to value its time-vesting restricted share awards granted in 2013 and subsequent years and its performance-vesting restricted share awards granted in 2015 and subsequent years.

Total equity compensation expense was $23,203, $37,515 and $6,527 for the years ended December 31, 2017, 2016 and 2015, respectively.  Equity compensation expense for the year ended December 31, 2017 includes approximately $8,400 related to certain of the Company’s performance-vesting restricted shares (the “2.75x Performance Restricted shares”) for which a portion vested on May 8, 2017 with the closing of the Sale. Equity compensation expense for the year ended December 31, 2016 includes $27,516 related to certain of the Company’s performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which vested on April 1, 2016.  See the “2.25x and 2.75x Performance Restricted Shares and Equity Plan Modification” section which follows for further details. Equity compensation is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of comprehensive (loss) income.  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of December 31, 2017 was approximately $29,300 which is expected to be recognized over the respective service periods.

The total fair value of shares which vested during the years ended December 31, 2017, 2016 and 2015 was approximately $13,753, $32,164 and $2,450, respectively.  Total fair value of shares which vested during the year ended December 31, 2017 includes $8,400 related to the 2.75x Performance Restricted shares which partially vested on May 8, 2017.  Total fair value of shares which vested during the year ended December 31, 2016 includes $27,516 related to the 2.25x Performance Restricted shares which vested on April 1, 2016.  The weighted average grant date fair value per share of time-vesting and performance-vesting restricted share awards granted during the years ended December 31, 2017, 2016 and 2015 were $17.71, $17.20 and $18.76 per share, respectively.

The activity related to the Company’s time-vesting and performance-vesting restricted share awards during the year ended December 31, 2017 is as follows:

			Performance-Vesting Restricted shares
	Time-Vesting Restricted shares		Bonus Performance Restricted shares		Long-Term Incentive Performance Restricted shares		2.75x Performance Restricted shares
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2016	1,323,025	$17.47	451,289	$17.88	212,369	$18.43	1,310,726	$8.19
Granted	1,290,057	$16.91	923,678	$18.10	791,108	$18.57	—	—
Vested	(449,904)	$17.18	—	—	—	—	(455,148)	$13.24
Forfeited	(310,666)	$17.80	(569,722)	$17.95	(138,905)	$18.75	(238,785)	$13.11
Outstanding at December 31, 2017	1,852,512	$17.09	805,245	$18.09	864,572	$18.50	616,793	$3.56

The activity related to the Company’s stock option awards during the year ended December 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,441,900	$18.67
Forfeited	(415,400)	$18.04
Expired	(102,462)	$18.16
Exercised	(590)	$18.67
Outstanding at December 31, 2017	2,923,448	$18.78	7.65	$—
Exercisable at December 31, 2017	1,205,227	$19.01	7.52	$—

Omnibus Incentive Plans

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

For the year ended December 31, 2017, the Company withheld an aggregate of 129,293 shares of its common stock from employees to satisfy minimum tax withholding obligations related to the vesting of restricted stock awards of which 71,656 were added back to the number of shares of common stock available for future issuance under the Company’s 2013 Omnibus Incentive Plan prior to June 14, 2017. As of December 31, 2017, there were 7,466,524 shares of common stock available for future issuance under the Company’s 2017 Omnibus Incentive Plan.

Bonus Performance Restricted Shares

As part of the Company’s annual compensation-setting process and in accordance with the Company’s Equity Award Grant Policy (the “Equity Grant Policy”), on December 7, 2016, the Compensation Committee approved an annual bonus plan (the “2017 Bonus Plan”) for the fiscal year ended December 31, 2017 (“Fiscal 2017”). The 2017 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of specified performance goals with respect to Fiscal 2017 Adjusted EBITDA (weighted at 50%), Total Revenue (weighted at 30%) and Adjusted EBITDA Margin (weighted at 20%). The total number of shares eligible to vest is based on the level of achievement of the targets for Fiscal 2017 which ranges from 0% (if below threshold performance), to 30% (for threshold performance), to 100% (for target performance) and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target and maximum levels, the resulting weighted payment will be adjusted on a linear basis.  Pursuant to the Equity Grant Policy, on March 3, 2017, the Company granted 888,235 Bonus Performance Restricted shares under its 2017 Bonus Plan which represented the total shares that could be earned under the maximum performance level of achievement.  Subsequent grants were made on July 11, 2017 and on October 10, 2017 to newly hired bonus-eligible employees based on their hire date and/or to certain newly promoted employees.

In accordance with ASC 718, Compensation-Stock Compensation, equity compensation expense is recorded on shares probable of vesting. Based on the Company’s actual Fiscal 2017 results with respect to specific performance goals, a portion of the outstanding Bonus Performance Restricted shares were considered probable of vesting as of December 31, 2017; therefore, equity compensation expense has been recorded related to these shares.

The Company had annual bonus plans (the “2016 Bonus Plan” and the “2015 Bonus Plan”) for the fiscal years ended December 31, 2016 and 2015, respectively (the “Fiscal 2016” and “Fiscal 2015”), under which certain employees were eligible to receive a bonus with respect to Fiscal 2016 and 2015, payable 50% in cash and 50% in Bonus performance-vesting restricted shares (the “Bonus Performance Restricted shares”) based upon the Company’s achievement of specified performance goals with respect to Adjusted EBITDA for the respective performance year.  Based on the Company’s actual Fiscal 2016 and 2015 Adjusted EBITDA results, no equity compensation was recorded related to these shares.  All of the outstanding shares related to the 2016 Bonus Plan and the 2015 Bonus Plan forfeited in the first quarter of 2017 and 2016, respectively.

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

Long-Term Incentive Performance Restricted Shares

The Long-Term Incentive Performance Restricted shares granted under the 2017 Long-Term Incentive Plan are expected to vest following the end of the three year performance period beginning on January 1, 2017 and ending on December 31, 2019 based upon the Company’s achievement of pre-established performance goals with respect to Adjusted EBITDA (weighted at 50%), Total Revenue (weighted at 30%) and Return on Invested Capital (weighted at 20%) for the three-year performance period, as defined by the 2017 Long-Term Incentive Grant. The total number of Long-Term Incentive Performance Restricted shares eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (for at or above maximum performance). For actual performance between the specified threshold, target and maximum levels, the resulting vesting percentage will be adjusted on a linear basis. Pursuant to the Equity Grant Policy, as of December 31, 2017, the Company had granted 575,132 Long-Term Incentive Performance Restricted shares, net of forfeitures, under its 2017 Long-Term Incentive Plan which represented the total shares that could be earned under the maximum performance level of achievement.  Equity compensation expense is recognized ratably over the three year performance period, if the performance condition is probable of being achieved, beginning on the date of grant and through December 31, 2019.  Based on the Company’s actual Fiscal 2017 results, none of the Long-Term Incentive Performance Restricted shares related to the Fiscal 2017 performance period are considered probable of vesting as of December 31, 2017; therefore, no equity compensation expense has been recorded related to these shares.  If probability of vesting related to these shares changes in a subsequent period, all equity compensation expense related to those shares that would have been recorded over the requisite service period had the shares been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

The Long-Term Incentive Performance Restricted shares granted under the 2016 and 2015 Long-Term Incentive Grant vest following the end of a three year performance period beginning on January 1 of the fiscal year in which the award was granted and ending on December 31 of the third fiscal year based upon the Company’s achievement of certain performance goals with respect to Adjusted EBITDA for each respective fiscal year performance period. The total number of shares eligible to vest is based on the level of achievement of the Adjusted EBITDA target for each fiscal year in the performance period which ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (at or above maximum performance). For actual performance between the specified threshold, target, and maximum levels, the resulting vesting percentage is adjusted on a linear basis. Total shares earned (approximately 33% are eligible to be earned per year), based on the actual performance percentage for each performance year, will vest on the Determination Date for the third fiscal year in the performance period if the employee has not terminated prior to the last day of such fiscal year. Additionally, all unearned shares will forfeit immediately as of the Determination Date.

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

As of December 31, 2017, the Company had awarded 391,309 Long-Term Incentive Performance Restricted shares, net of forfeitures, under the 2016 and 2015 Long-Term Incentive Plans which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined. For accounting purposes, the performance goals for the respective performance periods must be established for a grant date to be determined.  As such, since the performance goal for Fiscal 2017 was established in the first quarter of 2017, for accounting purposes, 130,437, of the Long-Term Incentive Performance Restricted shares awarded under the 2016 and 2015 Long-Term Incentive Plans, net of forfeitures, have a grant date in 2017.  As of December 31, 2017, 101,869 Long-Term Incentive Performance Restricted shares, net of forfeitures, which were awarded under the 2016 Long-Term Incentive Plan relate to the fiscal year ending December 31, 2018 (“Fiscal 2018”) performance period.  The performance target for Fiscal 2018 was determined by the Compensation Committee during the first quarter of 2018, and for accounting purposes, the respective grant-date fair value will be based on the grant date of February 22, 2018.

As the Long-Term Incentive Performance Restricted shares have both a service and a performance condition, the requisite service period over which equity compensation expense is recognized once the performance condition is probable of achievement begins on the date of grant and extends through December 31 of the third fiscal year in the respective performance period (Fiscal 2017 under the 2015 Long-Term Incentive Plan and Fiscal 2018 under the 2016 Long-Term Incentive Plan).  Based on the Company’s actual results for Fiscal 2017, the target performance level for Fiscal 2017 is not considered probable; as such all 130,437 Long-Term Incentive Performance Restricted shares granted in Fiscal 2017, net of forfeitures, under both the 2015 and the 2016 Long-Term Incentive Plan are not considered probable of vesting as of December 31, 2017. Based on the Company’s actual Adjusted EBITDA for Fiscal 2016, the target performance level for Fiscal 2016 was not met; as such all 130,417 Long-Term Incentive Performance Restricted shares granted in Fiscal 2016, net of forfeitures, under both the 2015 and the 2016 Long-Term Incentive Plan are not considered probable of vesting as of December 31, 2017.

Unrecognized equity compensation expense related to the maximum performance level for all performance shares not probable of vesting is approximately $29,100 as of December 31, 2017.  Total unrecognized equity compensation expense related to subsequent performance periods have not been determined as the grant date and grant-date fair value for these awards have not yet occurred for accounting purposes, as such no expense has been recorded related to the subsequent performance periods.

Other 2017 Omnibus Incentive Plan Awards

In August 2017, the Company granted 214,580 time-vesting restricted shares (the “Retention Awards”) to certain officers and employees of the Company. For the Retention Awards, 170,601 time-vesting restricted shares will vest 50% on each of the two anniversaries of the date of grant, 15,000 time-vesting restricted shares will vest 100% on the first anniversary of the date of grant, 23,979 will vest 100% on October 11, 2018 and 5,000 time-vesting restricted shares will vest 100% on March 31, 2018, subject to continued employment through the vesting date.

In accordance with the Company’s Fourth Amended and Restated Outside Director Compensation Policy, on June 14, 2017, 56,232 time-vesting restricted shares were granted to the non-employee directors of the Company’s Board of which vest 100% on the day before the next Annual Stockholders Meeting, subject to the outside directors’ continued service on the Board through such vesting date. Additionally, with the initial appointment of three new outside directors to the Company’s Board in the second half of 2017, 17,542 and 10,723 time-vesting restricted shares were granted on October 11, 2017 and November 6, 2017, respectively, and vest in three equal installments, with one-third vesting on each of the first, second and third anniversaries of the date of grant, subject to the outside director’s continued service on the Board through each such vesting date.

Other

Other Fair Value Assumptions

The Company has outstanding under both its Omnibus Incentive Plan and its previous incentive plan (the “Pre-IPO Incentive Plan”) 2.75x Performance Restricted shares.  The fair value of each Pre-IPO Incentive Plan 2.75x Performance Restricted shares originally granted was estimated on the date of grant using a composite of the discounted cash flow model and the guideline public company approach to determine the underlying enterprise value. The discounted cash flow model was based upon significant inputs that are not observable in the market. After the IPO on April 8, 2013, the modification fair value was calculated using the asset-or-nothing call approach. Significant assumptions used included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 37.6% based on re-levered historical and implied equity volatility of comparable companies and a 0% dividend yield. The grant date fair value of the Omnibus Incentive Plan 2.75x Performance Restricted shares was measured using the asset-or-nothing option pricing model.  Significant assumptions included a holding period of approximately 2 years from the initial public offering date, a risk free rate of 0.24%, a volatility of approximately 33.2% based on re-levered historical and implied equity volatility of comparable companies and a 0% dividend yield.

2.25x and 2.75x Performance Restricted Shares and Equity Plan Modification

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

20.  STOCKHOLDERS’ EQUITY

As of December 31, 2017, 92,637,403 shares of common stock were issued in the accompanying consolidated balance sheet, which excludes 4,240,991 unvested shares of common stock held by certain participants in the Company’s equity compensation plans (see Note 19–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company (see Share Repurchase Program discussion below).

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

During the years ended December 31, 2016 and 2015, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend per Common Share
2016:
January 15, 2016	January 22, 2016	$0.21
March 14, 2016 (a)	April 1, 2016	$0.21
June 20, 2016 (a)	July 1, 2016	$0.21
September 29, 2016	October 7, 2016	$0.10
2015:
January 13, 2015	January 22, 2015	$0.21
March 13, 2015(a)	April 1, 2015	$0.21
June 22, 2015(a)	July 1, 2015	$0.21
September 29, 2015	October 6, 2015	$0.21

(a) As the Company had an accumulated deficit at the time these dividends were declared, these dividends were accounted for as a return of capital and recorded as a reduction to additional paid-in capital in the accompanying consolidated statements of changes in stockholders’ equity.

As of December 31, 2017, the Company had $470 of cash dividends recorded as dividends payable in the accompanying consolidated balance sheet, which relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares, which were granted prior to the dividend suspension, carry dividend rights and therefore the dividends accumulate and will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.

Dividends paid to common stockholders primarily related to dividend declarations were $65,306 and $72,318 in the years ended December 31, 2016 and 2015, respectively. For tax purposes, all of the 2016 dividends as well as a portion of the 2015 dividends were treated as a return of capital to stockholders.  Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

Dividends on all performance-vesting restricted share awards accumulate and are paid only if the performance conditions are met and the respective shares vest in accordance with their terms.  The Company does not record a dividend payable when the performance conditions on the related unvested shares are not considered probable of being achieved.  During the year ended December 31, 2017, accumulated cash dividends of $1,544 related to previous dividend declarations were paid to certain equity plan participants upon vesting of restricted shares, including approximately $1,300 related to certain 2.75x Performance Restricted shares which vested upon closing of the Sale on May 8, 2017 (see Note 19–Equity-Based Compensation for further details). Additionally, on April 1, 2016, the Company’s 2.25x Performance Restricted shares held by certain participants in the Company’s Omnibus Incentive Plan and Pre-IPO Incentive Plan vested and accumulated dividends were paid (see Note 19–Equity-Based Compensation for further details).

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

No shares were repurchased by the Company during the years ended December 31, 2017 and 2016.  During the year ended December 31, 2015, the Company repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45,000 leaving $190,000 available for future repurchases under the Share Repurchase Program as of December 31, 2017.

All shares repurchased pursuant to the Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, were recorded as treasury stock at a total cost of $154,871 as of the years ended December 31, 2017, 2016 and 2015 and are reflected as a reduction to stockholders’ equity in the accompanying consolidated statements of changes in stockholders’ equity.

Other

On March 24, 2017, the Company announced that an affiliate of ZHG Group entered into an agreement to acquire approximately 21% of the outstanding shares of common stock of the Company from Seller, pursuant to a Stock Purchase Agreement. On May 8, 2017, upon closing of the Sale, ZHG paid Seller $23.00 per share for the Company’s common stock acquired by ZHG in accordance with the terms of the Stock Purchase Agreement. The Company is not a party to the Stock Purchase Agreement, has no obligations thereunder and did not independently verify any arrangements between Seller and ZHG, but is a party to certain other agreements, a Park Exclusivity and Concept Design Agreement and a Center Concept & Preliminary Design Support Agreement, entered into in connection with the Sale (see Note 1–Description of the Business and Note 17–Related-Party Transactions).

21. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summary quarterly financial data for the years ended December 31, 2017 and 2016 was as follows:

	2017
	First	Second	Third	Fourth
	Quarter (a)	Quarter (b)	Quarter (c)	Quarter
	(Unaudited)
Total revenues	$186,357	$373,750	$437,712	$265,505
Operating (loss) income	$(76,735)	$(222,564)	$108,822	$(10,886)
Net (loss) income	$(61,129)	$(175,850)	$55,034	$(20,441)
(Loss) earnings per share:
Net (loss) income per share, basic	$(0.72)	$(2.05)	$0.64	$(0.24)
Net (loss) income per share, diluted	$(0.72)	$(2.05)	$0.64	$(0.24)

	2016
	First	Second	Third	Fourth
	Quarter(d)	Quarter	Quarter	Quarter(e)
	(Unaudited)
Total revenues	$220,241	$371,136	$485,318	$267,597
Operating (loss) income	$(119,567)	$38,050	$152,641	$(11,539)
Net (loss) income	$(84,049)	$17,768	$65,655	$(11,905)
(Loss) earnings per share:
Net (loss) income per share, basic	$(1.00)	$0.21	$0.77	$(0.14)
Net (loss) income per share, diluted	$(1.00)	$0.21	$0.77	$(0.14)

(a)

During the first quarter of 2017, the Company recorded a loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $8,020 related to the Amendment to its Existing Credit Agreement.  See Note 12–Long-Term Debt for further details.

(b)

During the second quarter of 2017, the Company recorded a non-cash goodwill impairment charge of $269,332 related to the full impairment of the Company’s SeaWorld Orlando reporting unit and equity compensation expense of approximately $8,400 related to certain of the Company’s performance-vesting restricted shares (the “2.75x Performance Restricted shares”) for which a portion vested on May 8, 2017 with the closing of the Sale.  See Note 9–Goodwill, Net and Note 19–Equity-Based Compensation for further details.

(c)

During the third quarter of 2017, the Company recorded $5,100 in restructuring and other related costs primarily related to severance costs and other termination benefits. See Note 4–Restructuring Programs and Separation Costs for further details.

(d)

During the first quarter of 2016, the Company recorded $27,516 in equity compensation expense related to certain of the Company’s performance-vesting restricted shares (the “2.25x Performance Restricted shares”) which became probable of vesting during the first quarter and vested on April 1, 2016.  See Note 19–Equity-Based Compensation for further details.

(e)

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

Schedule I-Registrant’s Condensed Financial Statements

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2017	2016
Assets
Current Assets:
Cash	$470	$908
Total current assets	470	908
Investment in wholly owned subsidiary (1)	287,466	461,215
Total assets	$287,936	$462,123
Liabilities and Stockholders' Equity
Current Liabilities:
Dividends payable	$470	$908
Total current liabilities	470	908
Total liabilities	470	908
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 92,637,403 and 91,861,054 shares issued at December 31, 2017 and 2016, respectively	926	919
Additional paid-in capital	641,324	621,343
Accumulated other comprehensive loss (1)	(5,076)	(13,694)
(Accumulated deficit) retained earnings	(194,837)	7,518
Treasury stock, at cost (6,519,773 shares at December 31, 2017 and 2016)	(154,871)	(154,871)
Total stockholders' equity	287,466	461,215
Total liabilities and stockholders' equity	$287,936	$462,123

(1)

The 2016 parent company only condensed balance sheet reflects a correction to record accumulated other comprehensive loss which had previously been omitted. The correction of this immaterial omission reduced the previously reported investment in wholly owned subsidiary and total stockholders’ equity at December 31, 2016 by $13,694. The correction did not impact the Company’s consolidated financial statements for any periods presented.

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Equity in net (loss) income of subsidiary	$(202,386)	$(12,531)	$49,133
Net (loss) income	$(202,386)	$(12,531)	$49,133
Equity in other comprehensive income (loss) of subsidiary (1)	8,618	(557)	(12,654)
Comprehensive (loss) income (1)	$(193,768)	$(13,088)	$36,479

(1)

The parent company only condensed statements of comprehensive (loss) income reflect a correction to record its wholly owned subsidiary’s other comprehensive income (loss), which had previously been omitted for 2016 and 2015. The correction of this immaterial omission did not impact the Company’s consolidated financial statements for any periods presented.

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)
	For the Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net (loss) income	$(202,386)	$(12,531)	$49,133
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in net loss (income) of subsidiary	202,386	12,531	(49,133)
(Adjustments to previous dividend declarations) dividends received, net of forfeitures, from subsidiary-return on capital	(31)	26,412	36,196
Net cash (used in) provided by operating activities	(31)	26,412	36,196
Cash Flows From Investing Activities:
Restricted payment from subsidiary	—	—	45,000
Dividends received from subsidiary-return of capital, net of forfeitures	1,137	39,372	36,381
Net cash provided by investing activities	1,137	39,372	81,381
Cash Flows From Financing Activities:
Purchase of treasury stock	—	—	(50,650)
Dividends paid to common stockholders	(1,544)	(65,306)	(72,318)
Payment of cash for tax withholdings on equity-based compensation	—	—	(37)
Net cash used in financing activities	(1,544)	(65,306)	(123,005)
Change in Cash and Cash Equivalents	(438)	478	(5,428)
Cash and Cash Equivalents - Beginning of year	908	430	5,858
Cash and Cash Equivalents - End of year	$470	$908	$430

Supplemental Disclosures of Noncash Financing Activities
Dividends declared, but unpaid	$470	$908	$430

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. DESCRIPTION OF SEAWORLD ENTERTAINMENT, INC.

SeaWorld Entertainment, Inc. (the “Parent”) was incorporated in Delaware on October 2, 2009. At that time, the Parent was owned by ten limited partnerships (the “Partnerships” or the “Seller”), ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.  On May 8, 2017 an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), Sun Wise (UK) Co., LTD (“ZHG” or the “Buyer”) acquired approximately 21% of the outstanding shares of common stock of the Parent (the “Sale”) from Seller.

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

3. GUARANTEES

On December 1, 2009, SEA entered into senior secured credit facilities (the “Senior Secured Credit Facilities”) and issued senior notes (the “Senior Notes”). On March 30, 2015, SEA entered into an incremental term loan amendment (the “Incremental Amendment”) to its existing Senior Secured Credit Facilities and on April 7, 2015, SEA borrowed additional term loans pursuant to the Incremental Amendment.  The proceeds, along with cash on hand, were used to redeem all of the outstanding Senior Notes.  Additionally, on March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment”) to its existing credit agreement and borrowed additional term loans of which the proceeds, along with cash on hand, were used to redeem all of the Term B-3 loans and a portion of the outstanding principal of the Term B-2 loans.  See further discussion in Note 12–Long-Term Debt of the accompanying consolidated financial statements.

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

4. DIVIDENDS FROM SUBSIDIARY

Prior to September 19, 2016, SEA’s Board of Directors (the “Board”) had a policy to pay, subject to legally available funds, regular quarterly cash dividends to the Parent (defined as a restricted payment in the Senior Secured Credit Facilities) and the Parent’s Board had a policy to pay regular quarterly cash dividends to its stockholders.  Subsequent to the September 19, 2016 dividend declaration, both SEA’s Board and the Parent’s Board suspended the quarterly dividend policy to allow greater flexibility to deploy capital, when possible, to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, investments in new attractions, debt repayments or share repurchases. SEA paid a cash dividend to the Parent during the years ended December 31, 2016 and 2015 related to dividend declarations as follows:

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

During the years ended December 31, 2016 and 2015, the Parent’s Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend Per Common Share
2016:
January 15, 2016	January 22, 2016	$0.21
March 14, 2016	April 1, 2016	$0.21
June 20, 2016	July 1, 2016	$0.21
September 29, 2016	October 7, 2016	$0.10
2015:
January 13, 2015	January 22, 2015	$0.21
March 13, 2015	April 1, 2015	$0.21
June 22, 2015	July 1, 2015	$0.21
September 29, 2015	October 6, 2015	$0.21

As of December 31, 2017, the Parent had $470 of cash dividends payable included in dividends payable in the accompanying condensed balance sheet, which relates to unvested restricted shares in SEA’s equity compensation plan.  These shares, which were granted prior to the dividend suspension, carry dividend rights and therefore dividends accumulate and will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.  See Note 20–Stockholders’ Equity of the accompanying consolidated financial statements for further discussion.

5. STOCKHOLDERS’ EQUITY

Omnibus Incentive Plan

Prior to June 14, 2017, the Parent reserved 15,000,000 shares of common stock for future issuance under the 2013 Omnibus Incentive Plan (the “2013 Omnibus Incentive Plan”).  On June 14, 2017 (the “Approval Date”), the stockholders of the Parent approved the 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”) and all shares that were previously available for issuance under the 2013 Omnibus Incentive Plan transferred to the 2017 Omnibus Incentive Plan and were authorized for future issuance. No new awards may be granted under the 2013 Omnibus Incentive Plan (although awards made under the 2013 Omnibus Incentive Plan prior to the Approval Date will remain outstanding in accordance with their terms) and no new or additional shares of common stock were authorized under the 2017 Omnibus Incentive Plan.

The 2017 Omnibus Incentive Plan is administered by the compensation committee of the Parent’s Board, and provides that the Parent may grant equity incentive awards to eligible employees, directors, consultants or advisors of the Parent or its subsidiary, SEA, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards. If an award under the 2017 Omnibus Incentive Plan expires or is canceled, forfeited, or terminated, without issuance to the participant, the unissued shares may be granted again under the 2017 Omnibus Incentive Plan. See further discussion in Note 19–Equity-Based Compensation of the accompanying consolidated financial statements.

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

There were no share repurchases during the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, the Parent repurchased a total of 2,413,803 shares of common stock at an average price of $18.62 per share and a total cost of approximately $45,000 leaving $190,000 available for future repurchases under the Share Repurchase Program as of December 31, 2017.

All shares repurchased pursuant to the Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, were recorded as treasury stock at a total cost of $154,871 as of the years ended December 31, 2017, 2016 and 2015 and are reflected as a reduction to stockholders’ equity in the accompanying consolidated statements of changes in stockholders’ equity. SEA transferred $45,000 during the year ended December 31, 2015 as restricted payments to the Parent for the payment of repurchased shares.