Form 10-K/A
period 2017-12-31
SeaWorld Entertainment, Inc.
filed 2018-03-01
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 to SeaWorld Entertainment, Inc.’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2017 is being filed solely for the purpose of filing: Exhibit 3.3 in place of Exhibits 3.3 and 3.4 of the Form 10-K; Exhibit 10.70; Exhibit 10.71; Exhibit 10.72; Exhibit 10.73; and Exhibit 10.74. Part IV, Item 15 has been included herein to reflect the filing of Exhibits 3.3, 10.70, 10.71, 10.72, 10.73 and 10.74 and new certifications filed as Exhibits 31.3 and 31.4. No other changes have been made to the Form 10-K. This amendment speaks as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to the original filing date.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial StatementsOur consolidated financial statements are as set forth under Part I, Item 8 and Part IV, Item 15 of the Form 10-K filed on February 28, 2018.2. Financial Statement SchedulesOur financial statement schedules are as set forth under Part IV, Item 15 of the Form 10-K filed on February 28, 2018.3. ExhibitsSee the Exhibit Index which follows.

Exhibit Index

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013 (File No. 001-35883))

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of SeaWorld Entertainment, Inc., effective June 15, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2016 (File No. 001-35883))

3.3

Third Amended and Restated Bylaws of SeaWorld Entertainment, Inc., effective June 14, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2017 (File No. 001-35883))

4.1

Stockholders Agreement, dated as of April 24, 2013, among SeaWorld Entertainment, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013 (File No. 001-35883))

10.1

Amendment No. 8, dated as of March 31, 2017, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc., the guarantors party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other agents and lenders from time to time party thereto (the Amended credit Agreement is included as Exhibit A thereto) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2017 (File No. 001-35883))

10.2

Joinder Agreement, dated as of December 17, 2012, under the Credit Agreement, among SeaWorld of Texas Holdings, LLC, SeaWorld of Texas Management, LLC, SeaWorld of Texas Beverage, LLC and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.3

Joinder Agreement, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as administrative agent and collateral agent, to the Credit Agreement, dated as of December 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.4

Security Agreement, dated as of December 1, 2009, among SW Acquisitions Co., Inc., the other grantors named therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.5

Supplement No. 1, dated as of December 17, 2012, to the Security Agreement among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.6

Supplement No. 2, dated as of May 6, 2015, among SWBG Orlando Corporate Operations Group, LLC, SEA Holdings I, LLC and Bank of America, N.A., as collateral agent, to the Security Agreement, dated as of December 1, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.7

Pledge Agreement, dated as of December 1, 2009, between SeaWorld Entertainment, Inc. (f/k/a/SW Holdco, Inc.) and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.8

Patent Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012  (File No. 333-185697))

10.9

Trademark Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.10

Trademark Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.11

Copyright Security Agreement, dated as of December 1, 2009, by SeaWorld Parks & Entertainment (f/k/a Busch Entertainment LLC) in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012  (File No. 333-185697))

10.12

Copyright Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.13

Registration Rights Agreement, dated December 1, 2009, by and among SeaWorld Entertainment, Inc. (f/k/a SW Holdco, Inc.), SW Cayman L.P. and the equityholders named therein (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (File No. 333-185697))

10.14

Lease Amendment, dated January 9, 1978, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.15

Lease Amendment, dated March 6, 1979, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.16

Lease Amendment, dated December 12, 1983, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.17

Lease Amendment, dated June 24, 1985, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.18

Lease Amendment, dated September 22, 1986, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.19

Lease Amendment, dated June 29, 1998, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.20

Lease Amendment, dated July 9, 2002, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.21

Trademark License Agreement, dated December 1, 2009, by and between Anheuser- Busch Incorporated and Busch Entertainment LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.22

Second Amended and Restated Equityholders Agreement, dated as of April 11, 2011 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (File No. 333-185697))

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

10.59

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
10.61†

Form of Amendment #1 to Restricted Stock Grant and Acknowledgment and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2017 (File No. 001-35883))

10.62†

Second Amended and Restated Stock Ownership Guidelines, effective January 18, 2017 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017 (File No. 001-35883))

10.63†

Amendment #1 to Offer Letter, dated February 1, 2017, between SeaWorld Entertainment, Inc. and Denise L. Godreau (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017 (File No. 001-35883))

10.64†

Amended and Restated Key Employee Severance Plan, effective March 1, 2017 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2017 (File No. 001-35883))

10.65†

Stockholders Agreement, dated as of March 24, 2017, by and among SeaWorld Entertainment, Inc., Sun Wise (UK) Co., Ltd. and, solely for purposes of Section 4.3 thereof, Zhonghong Zhuoye Group Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.66

Registration Rights Agreement, dated as of March 24, 2017, by and between SeaWorld Entertainment, Inc. and Sun Wise (UK) Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.67†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees―Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.68†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Time-Based Shares) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.69†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Performance-Based Shares) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.70

Cooperation Agreement, dated November 5, 2017, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.71

Undertaking Agreement, dated November 5, 2017, among Scott Ross, Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.72

Side Letter, dated November 5, 2017, between SeaWorld Entertainment, Inc. and Hill Path Capital LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.73

Park Exclusivity and Concept Design Agreement, dated as of March 24, 2017, between Sea Holdings I, LLC and Zhonghong Holding Co., Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.74

Center Concept and Preliminary Design Support Agreement, dated as of March 24, 2017 between Sea Holdings I, LLC and Zhonghong Holding Co., Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35883))

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification of Amendment No. 1 to Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Certification of Amendment No. 1 to Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

*	Filed with the Form 10-K.
**	Filed herewith.

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

Date:  March 1, 2018

By:/s/ JOHN T. REILLY

Name:  John T. Reilly

Title:  Interim Chief Executive Officer