Form 10-Q
period 2018-03-31
SeaWorld Entertainment, Inc.
filed 2018-05-09
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The registrant had outstanding 88,535,512 shares of Common Stock, par value $0.01 per share as of May 3, 2018.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), and under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

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

•	seasonal fluctuations;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	increased labor costs and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	loss of key personnel;
•	unionization activities or labor disputes;
•	inability to meet workforce needs;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	inability to retain our current credit ratings;
•	our substantial leverage;

•	inability to realize the benefits of acquisitions, restructurings or other strategic initiatives;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions and the impact of the costs associated with such activities;
•	inability to realize the full value of our intangible assets;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses, including by legislation at federal, state or local levels;
•	delays or restrictions in obtaining permits;
•	policies of the U.S. president and his administration;
•	actions of activist stockholders;
•	the ability of Hill Path Capital LP to significantly influence our decisions;
•	the ability of affiliates of Zhonghong Zhuoye Group Co., Ltd. to significantly influence our decisions;
•	financial distress experienced by our strategic partners or other counterparties could have an adverse impact on us.
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

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

Trademarks, Service Marks and Trade Names

We own or have rights to use a number of registered and common law trademarks, service marks and trade names in connection with our business in the United States and in certain foreign jurisdictions, including SeaWorld Entertainment, SeaWorld Parks & Entertainment, SeaWorld®, Shamu®, Busch Gardens®, Aquatica®, Discovery Cove®, Sea Rescue® and other names and marks that identify our theme parks, characters, rides, attractions and other businesses. In addition, we have certain rights to use Sesame Street® marks, characters and related indicia through our license agreement with Sesame Workshop.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$39,343	$33,178
Accounts receivable, net	56,431	38,400
Inventories	37,648	30,887
Prepaid expenses and other current assets	19,940	16,310
Total current assets	153,362	118,775
Property and equipment, at cost	3,000,208	2,952,074
Accumulated depreciation	(1,308,780)	(1,276,833)
Property and equipment, net	1,691,428	1,675,241
Goodwill	66,278	66,278
Trade names/trademarks, net	159,436	159,802
Other intangible assets, net	14,682	14,896
Deferred tax assets, net	53,864	32,820
Other assets	19,183	17,970
Total assets	$2,158,233	$2,085,782
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$125,231	$100,573
Current maturities of long-term debt	78,707	38,707
Accrued salaries, wages and benefits	20,283	14,554
Deferred revenue	138,805	79,554
Dividends payable	136	470
Other accrued liabilities	25,491	19,612
Total current liabilities	388,653	253,470
Long-term debt, net of debt issuance costs of $8,341 and $9,045 as of March 31, 2018 and December 31, 2017, respectively	1,498,839	1,503,609
Other liabilities	32,663	41,237
Total liabilities	1,920,155	1,798,316
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 92,889,547 and 92,637,403 shares issued at March 31, 2018 and December 31, 2017, respectively	929	926
Additional paid-in capital	647,286	641,324
Accumulated other comprehensive income (loss)	1,321	(5,076)
Accumulated deficit	(256,587)	(194,837)
Treasury stock, at cost (6,519,773 shares at March 31, 2018 and December 31, 2017)	(154,871)	(154,871)
Total stockholders’ equity	238,078	287,466
Total liabilities and stockholders’ equity	$2,158,233	$2,085,782

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Net revenues:
Admissions	$130,003	$115,089
Food, merchandise and other	87,163	71,268
Total revenues	217,166	186,357
Costs and expenses:
Cost of food, merchandise and other revenues	17,051	14,483
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $1,563 and $936 for the three months ended March 31, 2018 and 2017, respectively)	155,473	157,324
Selling, general and administrative (includes equity compensation of $5,982 and $3,178 for the three months ended March 31, 2018 and 2017, respectively)	63,524	52,418
Restructuring and other separation costs	8,835	—
Depreciation and amortization	38,430	38,867
Total costs and expenses	283,313	263,092
Operating loss	(66,147)	(76,735)
Other expense (income), net	63	(86)
Interest expense	19,913	18,261
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	8,020
Loss before income taxes	(86,123)	(102,930)
Benefit from income taxes	(23,279)	(41,801)
Net loss	$(62,844)	$(61,129)
Other comprehensive income:
Unrealized gain on derivatives, net of tax	7,491	2,404
Comprehensive loss	$(55,353)	$(58,725)
Loss per share:
Net loss per share, basic	$(0.73)	$(0.72)
Net loss per share, diluted	$(0.73)	$(0.72)
Weighted average common shares outstanding:
Basic	86,209	85,373
Diluted	86,209	85,373

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2017	92,637,403	$926	$641,324	$(194,837)	$(5,076)	$(154,871)	$287,466
Impact of adoption of ASU 2018-02	—	—	—	1,094	(1,094)	—	—
Equity-based compensation	—	—	7,545	—	—	—	7,545
Unrealized gain on derivatives, net of tax expense of $2,774	—	—	—	—	7,491	—	7,491
Vesting of restricted shares	360,092	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(108,432)	(1)	(1,633)	—	—	—	(1,634)
Exercise of stock options	484	—	7	—	—	—	7
Adjustments to previous dividend declarations	—	—	47	—	—	—	47
Net loss	—	—	—	(62,844)	—	—	(62,844)
Balance at March 31, 2018	92,889,547	$929	$647,286	$(256,587)	$1,321	$(154,871)	$238,078

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(62,844)	$(61,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,430	38,867
Amortization of debt issuance costs and discounts	1,157	1,324
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	8,020
Loss on sale or disposal of assets	396	1,739
Deferred benefit from income tax	(23,817)	(41,801)
Equity-based compensation	7,545	4,114
Changes in assets and liabilities:
Accounts receivable	(21,218)	(5,055)
Inventories	(6,761)	(4,812)
Prepaid expenses and other current assets	(3,141)	(4,046)
Accounts payable and accrued expenses	16,540	27,198
Accrued salaries, wages and benefits	5,729	(3,332)
Deferred revenue	62,162	54,875
Other accrued liabilities	5,879	(12,087)
Other assets and liabilities	260	1,817
Net cash provided by operating activities	20,317	5,692
Cash Flows From Investing Activities:
Capital expenditures	(45,822)	(56,853)
Net cash used in investing activities	(45,822)	(56,853)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	998,306
Repayments of long-term debt	(5,927)	(1,006,336)
Proceeds from draw on revolving credit facility	45,000	60,649
Repayments of revolving credit facility	(5,000)	(20,000)
Debt issuance costs	—	(15,390)
Dividends paid to stockholders	(287)	(110)
Payment of tax withholdings on equity-based compensation through shares withheld	(1,634)	(749)
Exercise of stock options	7	—
Net cash provided by financing activities	32,159	16,370
Change in Cash and Cash Equivalents, including Restricted Cash	6,654	(34,791)
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	33,997	69,378
Cash and Cash Equivalents, including Restricted Cash—End of period	$40,651	$34,587
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$32,744	$12,237
Dividends declared, but unpaid	$136	$815

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California, and Busch Gardens theme parks in Tampa, Florida, and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); San Diego, California (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove) and a seasonal park in Langhorne, Pennsylvania (Sesame Place).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC.  The unaudited condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2018 or any future period due to the seasonal nature of the Company’s operations.  Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks are only open for a portion of the year.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Restricted Cash

Restricted cash was $1,308 and $819 as of March 31, 2018 and December 31, 2017, respectively, and is recorded in other current assets in the accompanying unaudited condensed consolidated balance sheets. Restricted cash consists primarily of funds received from strategic partners for use in approved marketing and promotional activities.

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$39,343	$33,178
Restricted cash, included in other current assets	1,308	819
Total cash, cash equivalents and restricted cash	$40,651	$33,997

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the Company’s existing or new contracts as of January 1, 2018; therefore, no cumulative adjustment to beginning retained earnings was required as a result of adoption.

ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contracts with customers; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the company satisfies the performance obligations. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Total revenues in the accompanying unaudited condensed consolidated statements of comprehensive loss are presented net of sales-related taxes collected from guests and remitted or payable to government taxing authorities.

Admissions Revenue

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  As allowed by the practical expedient available to public companies under ASC 606, admission products with similar characteristics are analyzed using a portfolio approach for each separate park as the Company expects that the effects on the consolidated financial statements of applying this guidance to the portfolio does not differ materially from applying the guidance to individual contracts within the portfolio. For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park.  Annual passes, season passes or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products.  Attendance trends factor in seasonality factors and are adjusted based on actual trends periodically. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

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

Additionally, the Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value first of the goods or services provided then received, whichever is more readily determinable. For the three months ended March 31, 2018, approximately $2,900 was included within admissions revenue with an offset to either selling, general and administrative expenses or operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss related to bartered ticket transactions.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Deferred revenue includes revenue associated with pass products and contract liability balances related to licensing and international agreements collected in advance of the Company’s performance and expected to be recognized in future periods. At March 31, 2018, $10,606 is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets related to the long-term portion of deferred revenue, of which $10,000 relates to the Company’s international agreement, as discussed in the following section, which the Company expects to recognize over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.  The following table reflects the changes in deferred revenue for the three months ended March 31, 2018 and 2017:

	2018	2017
Deferred revenue, including long-term portion as of January 1,	$90,437	$89,400
Additions	197,227	173,477
Revenue recognized during the period	(137,509)	(117,690)
Other adjustments	(744)	(1,451)
Deferred revenue, including long-term portion as of March 31,	149,411	143,736
Less: Deferred revenue, long-term portion, included in other liabilities	10,606	10,494
Deferred revenue, short-term portion as of March 31,	$138,805	$133,242

In accordance with the practical expedient available to public companies under ASC 606, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed. Additionally, the Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

Food, Merchandise and Other Revenue

Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park experiences and also includes other miscellaneous revenue which is not significant in the periods presented, including revenue related to the Company’s international agreements as discussed below.  The Company recognizes revenue for food, merchandise and other in-park revenue when the related products or services are received by the guests.  Certain admission products may also include bundled products at the time of purchase, such as culinary or merchandise items.  The Company conducts an analysis of bundled products to identify separate distinct performance obligations that are material in the context of the contract. For those products that are determined to be distinct performance obligations and material in the context of the contract, the Company allocates a portion of the transaction price to each distinct performance obligation using each performance obligation’s standalone price.  If the bundled product is related to a pass product and offered over time, revenue will be recognized over time accordingly.

International Agreements

In March 2017, the Company entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept and Preliminary Design Support Agreement (the “CDSA”) (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of ZHG Group, a related party, to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). Under the terms of the ECDA, the Company will work with Zhonghong Holding and a top theme park design company, to create and produce concept designs and development analysis for theme parks, water parks and interactive parks in the Territory. Under the terms of the CDSA, the Company will provide guidance, support, input, and expertise relating to the initial strategic planning, concept and preliminary design of Zhonghong Holding’s family entertainment and other similar centers.  The Company analyzed the ZHG Agreements under ASC 606 and determined that the agreements should be combined for accounting purposes and the performance obligations under the agreements should be combined into a single performance obligation which meets the criteria to be recognized over time.  Additionally, the services related to the agreements are provided ratably over the contract term, as such, the Company recognizes revenue under the ZHG Agreements on a straight line basis over the contractual term of the agreement including approximately $1,300 in the three months ended March 31, 2018, which is included in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company has also received $10,000 in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $3,300 of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2018.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Implemented Accounting Standards

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU gives companies the option to reclassify to retained earnings any tax effects related to items in accumulated other comprehensive income or loss that are stranded due to the Tax Cuts and Jobs Act (the “Tax Act”). Companies are able to early adopt this ASU in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Act related to items in accumulated other comprehensive income or loss are recognized. When adopted, the ASU requires all entities to make new disclosures, regardless of whether they elect to reclassify stranded amounts. Companies are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income or loss.  The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual reporting periods with early adoption permitted. On January 1, 2018, the Company elected to early adopt the ASU and applied the amendments in the period of adoption. As a result, the Company reclassified $1,094 of “stranded” tax effects of the Tax Act from accumulated other comprehensive (loss) income to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet and the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity.

In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU was issued to provide clarity and reduce diversity in practice regarding the application of guidance on the modification of equity awards. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company adopted this standard on January 1, 2018. The adoption of ASU 2017-17 did not have a material impact on the Company’s unaudited condensed consolidated financial statements as the Company historically has accounted for all modifications in accordance with Topic 718 and has not been subject to the exception described under this ASU.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash–a Consensus of the FASB Emerging Issues Task Force. This ASU requires companies to include restricted cash balances with cash and cash equivalent balances in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted, and should be applied using a retrospective transition method. The Company adopted this standard on January 1, 2018 using the retrospective transition method.  The adoption of ASU 2016-18 decreased net cash used in investing activities and increased cash, cash equivalents and restricted cash by $950 when compared to the previously reported amounts in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2017.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 simplifies the income tax accounting of intra-entity transfers of an asset other than inventory by requiring an entity to recognize the income tax effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. The Company adopted this standard on January 1, 2018. The adoption of ASU 2016-16 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the presentation and classification of eight specific cash flow issues that previously resulted in diversity in practice. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods therein. The Company adopted this standard on January 1, 2018 using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not have a material impact on the Company’s unaudited condensed consolidated statements of cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration expected to be received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company adopted this standard and subsequently issued amendments on January 1, 2018, using the modified retrospective transition method. The adoption of ASU 2014-09 and its subsequently issued amendments did not have a material impact on the Company’s existing or new contracts as of January 1, 2018; therefore, no cumulative adjustment to beginning retained earnings was required as a result of adoption. See Note 1 “Description of the Business and Basis of Presentation” subtopic “Revenue Recognition” for additional disclosure.

Recently Issued Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)–Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 aims to improve reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of the hedge accounting guidance. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those annual reporting periods with early adoption permitted. For cash flow and net investment hedges existing as of the adoption date, the guidance requires a cumulative-effect adjustment as of the beginning of the fiscal year that an entity adopts the amendments; however, the presentation and disclosure guidance should be applied prospectively.  The Company is currently assessing the impact of this ASU on its unaudited condensed consolidated financial statements and does not expect a material impact. However, the new ASU may impact the Company’s presentation and disclosures.

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

3. LOSS PER SHARE

Loss per share is computed as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018			2017
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic loss per share	$(62,844)	86,209	$(0.73)	$(61,129)	85,373	$(0.72)
Effect of dilutive incentive-based awards		—			—
Diluted loss per share	$(62,844)	86,209	$(0.73)	$(61,129)	85,373	$(0.72)

In accordance with the Earnings Per Share Topic of the ASC, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock). The shares of unvested restricted stock are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Diluted loss per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 4,495,000 and 4,920,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three months ended March 31, 2018 and 2017, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods.  The Company’s outstanding performance-vesting restricted awards of approximately 2,730,000 and 3,140,000 as of March 31, 2018 and 2017, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted loss per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended March 31, 2018 was 27.0% and differs from the recently enacted statutory federal income tax rate of 21.0% primarily due to state income taxes and other permanent items.  The Company’s consolidated effective tax rate for the three months ended March 31, 2017 was 40.6% and differs from the previously effective statutory federal income tax rate of 35.0% primarily due to state income taxes and other permanent items.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

On December 22, 2017, the United States enacted the Tax Act which makes significant modifications to the provisions of the Internal Revenue Code, including but not limited to a corporate tax rate decrease from 35% to 21% effective January 1, 2018.  The Company has calculated the impact of the Tax Act in accordance with its current interpretation and available guidance, particularly as it relates to the future deductibility of executive compensation items and state conformity to the Tax Act. As such, these assumptions may change as further clarification and guidance is provided by taxing authorities.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2018 and December 31, 2017, consisted of the following:

	March 31,	December 31,
	2018	2017
Accrued property taxes	$2,827	$1,280
Accrued interest	839	6,078
Self-insurance reserve	7,084	7,084
Other	14,741	5,170
Total other accrued liabilities	$25,491	$19,612

As of March 31, 2018, other liabilities above include $11,500 related to a proposed legal settlement (see further discussion in Note 10–Commitments and Contingencies).  As of December 31, 2017, accrued interest above includes $5,050 relating to the Company’s fourth quarter 2017 interest payable on its Term B-2 Loans, which was paid on January 5, 2018.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

6. LONG-TERM DEBT

Long-term debt as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Term B-5 Loans (effective interest rate of 5.30% and 4.69% at March 31, 2018 and December 31, 2017, respectively)	$988,323	$990,819
Term B-2 Loans (effective interest rate of 4.55% and 3.94% at March 31, 2018 and December 31, 2017, respectively)	550,796	554,227
Revolving credit facility (effective interest rate of 4.49% and 4.24% at March 31, 2018 and December 31, 2017, respectively)	55,000	15,000
Total long-term debt	1,594,119	1,560,046
Less discounts	(8,232)	(8,685)
Less debt issuance costs	(8,341)	(9,045)
Less current maturities	(78,707)	(38,707)
Total long-term debt, net	$1,498,839	$1,503,609

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Existing Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).  On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment”), to its Existing Credit Agreement.  In connection with the Amendment, SEA borrowed $998,306 of additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-3 loans (the “Term B-3 Loans”), with a principal amount equal to $244,713 and a portion of the outstanding principal of the Term B-2 loans (the “Term B-2 Loans”), with a principal amount equal to $753,593, and pay other fees, costs and expenses in connection with the Amendment and related transactions. Additionally, pursuant to the Amendment, SEA terminated the existing revolving credit commitments (the “Terminated Revolving Credit Facility”) and replaced them with a new tranche with an aggregate commitment amount of $210,000 (the “Revolving Credit Facility”).

In connection with the issuance of the Term B-5 Loans, SEA recorded a discount of $4,992 and debt issuance costs of $44 during the three months ended March 31, 2017. Additionally, SEA wrote-off debt issuance costs of $7,987, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying unaudited condensed consolidated statements of comprehensive loss during the three months ended March 31, 2017. Such loss on early extinguishment of debt and write-off of discounts and debt issuance costs also includes $33 related to a write-off of discounts and debt issuance costs resulting from a mandatory prepayment of debt on March 30, 2017.

Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying unaudited condensed consolidated balance sheets. Unamortized debt issuance costs and discounts for the Term B-5 Loans, Term B-2 Loans and Revolving Credit Facility were $11,413, $2,939 and $2,221, respectively, at March 31, 2018. Unamortized debt issuance costs and discounts for the Term B-5 Loans, Term B-2 Loans and Revolving Credit Facility were $11,904, $3,302 and $2,524, respectively, at December 31, 2017.

As of March 31, 2018, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

Senior Secured Credit Facilities

As of March 31, 2018, the Senior Secured Credit Facilities consisted of $988,323 in Term B-5 Loans which will mature on March 31, 2024, $550,796 in Term B-2 Loans, which will mature on May 14, 2020 and the $210,000 Revolving Credit Facility, of which $55,000 was outstanding as of March 31, 2018. The Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50,000 and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans with an aggregate principal amount greater than $50,000. The outstanding balance on the Revolving Credit Facility was included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, due to the Company’s intent to repay the borrowings within the following twelve month period.  Subsequent to March 31, 2018, SEA borrowed an additional $10,000 on the Revolving Credit Facility for general working capital purposes and repaid $25,000.

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

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity.  During the first quarter of 2017, the Company made a mandatory prepayment of approximately $6,300 based on its excess cash flow calculation as of December 31, 2016. Approximately $3,500 of the mandatory prepayment was accepted by the lenders and applied ratably to the Term B-2 and Term B-3 Loans prior to the Amendment on March 31, 2017, and the remainder of $2,800 was applied as a voluntary prepayment to the Term B-2 Loans in the second quarter of 2017. There were no mandatory prepayments made during the three months ended March 31, 2018.

As of March 31, 2018, SEA had $21,291 of outstanding letters of credit and $55,000 outstanding on its Revolving Credit Facility leaving $133,709 available for borrowing.

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

As of March 31, 2018, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 4.70 to 1.00, which would result in the Company having a $90,000 available capacity for restricted payments in 2018.  The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter, as set forth above. The total net leverage ratio as calculated under the Senior Secured Credit Facilities is not permitted to be greater than 5.75 to 1.00 as of the last day of any fiscal quarter.

Long-term debt at March 31, 2018 is repayable as follows, and does not include the impact of any future voluntary prepayments. The outstanding balance under the Revolving Credit Facility is included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2018, due to the Company’s intent to repay the borrowings within the next twelve months.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Years Ending December 31,
2018	$72,780
2019	23,707
2020	536,763
2021	9,983
2022	9,983
Thereafter	940,903
Total	$1,594,119

Interest Rate Swap Agreements

As of March 31, 2018, the Company has five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1,000,000 of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1,000,000; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; the Company receives a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and have interest settlement dates occurring on the last day of September, December, March and June through maturity.

SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 7–Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $23,995 and $31,040 in the three months ended March 31, 2018 and 2017, respectively. Cash paid for interest in the three months ended March 31, 2018, includes $5,050 relating to the Company’s fourth quarter 2017 interest payable on its Senior Secured Credit Facilities which was paid on January 5, 2018. Cash paid for interest in the three months ended March 31, 2017 includes $12,904 relating to the Company’s fourth quarter 2016 interest payable on its Senior Secured Credit Facilities which was paid on January 3, 2017.

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

As of March 31, 2018 and December 31, 2017, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2018, the Company has five Interest Rate Swap Agreements which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1,000,000 of SEA’s outstanding long-term debt.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The interest rate swap agreements are designated as cash flow hedges of interest rate risk.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2018 and 2017, there was no ineffectiveness on cash flow hedges. Amounts reported in accumulated other comprehensive gain (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $767 will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	Asset Derivatives		Liability Derivatives
	As of March 31, 2018		As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other assets	$1,810	Other liabilities	$8,455
Total derivatives designated as hedging instruments		$1,810		$8,455

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the pretax effect of the Company’s derivative financial instruments in the unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Derivatives in Cash Flow Hedging Relationships:
Gain related to effective portion of derivatives recognized in accumulated other comprehensive loss	$12,116	$7,638
Loss related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$(1,851)	$(3,636)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.  As of March 31, 2018, the termination value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,754.

Changes in Accumulated Other Comprehensive Income (loss)

The following table reflects the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2018, net of tax:

Accumulated other comprehensive gain (loss):	(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2017	$(5,076)
Effects of adoption of ASU 2018-02	(1,094)
Other comprehensive income before reclassifications	8,842
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,351)
Unrealized gain on derivatives, net of tax	7,491
Accumulated other comprehensive income at March 31, 2018	$1,321

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of March 31, 2018 and December 31, 2017. The fair value of the term loans as of March 31, 2018 and December 31, 2017 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2018.   The following table presents the Company’s estimated fair value measurements and related classifications for assets and liabilities measured on a recurring basis as of March 31, 2018:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2018
Assets:
Derivative financial instruments (a)	$—	$1,810	$—	$1,810
Liabilities:
Long-term obligations (b)	$—	$1,594,119	$—	$1,594,119
(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other assets of $1,810.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $78,707 and long-term debt of $1,498,839 as of March 31, 2018.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2017. The Company did not have any assets measured on a recurring basis at fair value as of December 31, 2017. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2017:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2017
Liabilities:
Derivative financial instruments (a)	$—	$8,455	$—	$8,455
Long-term obligations (b)	$—	$1,560,046	$—	$1,560,046

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $8,455.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $38,707 and long-term debt of $1,503,609 as of December 31, 2017.

9. RELATED-PARTY TRANSACTIONS

On May 8, 2017 an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), Sun Wise (UK) Co., LTD (“ZHG” or “Buyer”) acquired approximately 21% of the outstanding shares of common stock of the Company (the “ZHG Transaction”) from several limited partnerships (the “Seller”) ultimately owned by affiliates of the Blackstone Group L.P. (“Blackstone”) and certain co-investors, pursuant to a stock purchase agreement between ZHG and Seller (the “Stock Purchase Agreement”).

In connection with the ZHG Transaction, Sellers reimbursed the Company for approximately $4,000 of related costs and expenses incurred by the Company during the year ended December 31, 2017.

On March 24, 2017, the Company entered into the ZHG Agreements with Zhonghong Holding, an affiliate of ZHG Group.  In exchange for providing services under the ZHG Agreements, the Company is expected to receive fees as well as a travel stipend per year through 2019.  The Company recognizes revenue under the ZHG Agreements on a straight-line basis over the contractual term of the agreements including approximately $1,300 in the three months ended March 31, 2018.  Related revenue during the three months ended March 31, 2017 was not material. As of March 31, 2018, a receivable related to the ZHG Agreements of approximately $3,200 was included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet.

10. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint.  On March 31, 2016, the Court granted the motions to dismiss the amended complaint, in its entirety, without prejudice.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants.  On September 30, 2016, the Court denied the renewed motion to dismiss the Second Amended Complaint. On May 19, 2017, Plaintiffs filed a motion for class certification which the Court granted on November 29, 2017.  On December 13, 2017, Defendants filed a petition with the Ninth Circuit for permission to appeal the Court’s class certification order which petition is still pending. Discovery is currently ongoing with the trial scheduled for 2019.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery of the State of Delaware against, among others, the Chairman of the Company’s Board, certain of the Company’s executive officers, directors and shareholders, and Blackstone.  The Company is a “Nominal Defendant” in the lawsuit.  On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants.  The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price.  The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company.  The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf.  The case is currently stayed in favor of the securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al. described above.

Consumer Class Action Lawsuits

On March 25, 2015, a purported class action was filed in the United States District Court for the Southern District of California against the Company, captioned Holly Hall v. SeaWorld Entertainment, Inc., Case No. 3:15-cv-00600-CAB-RBB (the “Hall Matter”).  The complaint identifies three putative classes consisting of all consumers nationwide who at any time during the four-year period preceding the filing of the original complaint, purchased an admission ticket, a membership or a SeaWorld “experience” that includes an “orca experience” from the SeaWorld amusement park in San Diego, California, Orlando, Florida or San Antonio, Texas respectively.  The complaint alleges causes of action under California Unfair Competition Law, California Consumers Legal Remedies Act (“CLRA”), California False Advertising Law, California Deceit statute, Florida Unfair and Deceptive Trade Practices Act, Texas Deceptive Trade Practices Act, as well as claims for Unjust Enrichment.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its orcas, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its orcas with intent to deceive and mislead the plaintiff and purported class members.  The complaint further alleges that the specific misrepresentations heard and relied upon by Holly Hall in purchasing her SeaWorld tickets concerned the circumstances surrounding the death of a SeaWorld trainer.  The complaint seeks actual damages, equitable relief, attorney’s fees and costs.  Plaintiffs claim that the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all). In addition, four other purported class actions were filed against the Company and its affiliates. Such actions were subsequently dismissed or consolidated with the Hall matter described above.

The Company filed a motion to dismiss the entirety of the plaintiffs’ Second Consolidated Amended Complaint (“SAC”) with prejudice on February 25, 2016.  The United States District Court for the Southern District of California granted the Company’s motion to dismiss the entire SAC with prejudice and entered judgment for the Company on May 13, 2016.  Plaintiffs filed their notice of appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on June 10, 2016.  The appeal has been fully briefed and argued and the Company awaits the Court’s decision.

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc., Case No. CGC-15-545292 (the “Anderson Matter”).  The putative class consists of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  The complaint (as amended) alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its orcas, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its orcas with intent to deceive and mislead the plaintiff and purported class members.  The complaint seeks actual damages, equitable relief, attorneys’ fees and costs.  Based on plaintiffs’ definition of the class, the amount in controversy exceeds $5,000, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all).  On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California, Case No. 15: cv-2172-SC.

The Company filed a motion for summary judgment on October 30, 2017 which the Court granted in part and denied in part. All three named plaintiffs continue to have claims for individual restitution and injunctive relief. The case is in the preliminary stages of discovery and the plaintiffs’ motion for class certification is scheduled to be filed on June 1, 2018.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company believes that the above-described lawsuits are without merit and intends to defend these lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

EZPay Plan Class Action Lawsuit

On December 3, 2014, a purported class action lawsuit was filed in the United States District Court for the Middle District of Florida, Tampa Division against SeaWorld Parks & Entertainment, Inc., captioned Jason Herman, Joey Kratt, and Christina Lancaster, as individuals and on behalf of all others similarly situated, v. SeaWorld Parks & Entertainment, Inc. Case no: 8:14-cv-03028-MSS-JSS. The certified class action currently consists of two claims for breach of contract, unjust enrichment and violation of federal Electronic Funds Transfer Act, 15 U.S.C. section 1693 et seq. on behalf of three individual plaintiffs as well as on behalf of a two classes: (i) individuals in the states of Florida, Texas, Virginia and California who paid for an annual pass  through EZ pay in “less than twelve months,” had their passes automatically renewed and did not use the renewed passes after the first year or were not issued a full refund of payments made after the twelfth payment; and (ii) all of these same individuals who used debit cards.

In April 2018, the Company reached a preliminary agreement in principle to settle this matter for a payment of $11,500, plus certain administrative costs and expenses associated with the proposed settlement.  The proposed settlement is still subject to further documentation and court approval. The Company has accrued $11,500 related to this proposed settlement in other accrued liabilities as of March 31, 2018 on the accompanying unaudited condensed consolidated balance sheet.

License Agreement

On May 16, 2017, SEA entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  SEA’s principal commitments pursuant to the License Agreement include: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives.  The Company estimates the combined obligations for these commitments could be up to approximately $150,000 over the term of the agreement.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. On May 2, 2018, the Company announced that it plans to open a new Sesame Land in SeaWorld Orlando by Spring of 2019.

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.

Anheuser-Busch, Incorporated has granted the Company a perpetual, exclusive, worldwide, royalty-free license to use the Busch Gardens trademark and certain related domain names in connection with the operation, marketing, promotion and advertising of certain of the Company’s theme parks, as well as in connection with the production, use, distribution and sale of merchandise sold in connection with such theme parks. Under the license, the Company is required to indemnify ABI against losses related to the use of the marks.

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

On April 6, 2018, the Company received a written “Wells” notice from the SEC relating to a previously disclosed investigation by the SEC.  The Wells notice indicated that staff (the “Staff”) of the SEC has made a preliminary determination to recommend to the SEC that a civil enforcement action or administrative proceeding be brought against the Company.  No individual currently employed by the Company has received a Wells notice.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

A Wells notice is not a formal allegation or a finding of wrongdoing by the Company. In addition, under the SEC procedures, a recipient of a Wells notice has an opportunity to respond in the form of a Wells submission that provides the Company’s position that such an action should not be brought.

The Wells notice issued to the Company states that the proposed action against the Company would allege violations of certain provisions of the U.S. federal securities laws. The Wells notice states that the Staff’s recommendation may involve various civil or administrative actions or proceedings, and may seek remedies that include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest and civil money penalties. The Company will continue to cooperate with the SEC and is responding through a Wells submission to the SEC setting forth the reasons why the Company believes no action should be commenced against it.

From time to time, various parties also bring other lawsuits against the Company. Matters where an unfavorable outcome to the Company is probable and which can be reasonably estimated are accrued. Such accruals, which are not material for any period presented, are based on information known about the matters, the Company’s estimate of the outcomes of such matters, and the Company’s experience in contesting, litigating and settling similar matters. Matters that are considered reasonably possible to result in a material loss are not accrued for, but an estimate of the possible loss or range of loss is disclosed, if such amount or range can be determined. At this time, management does not expect any such known claims, legal proceedings or regulatory matters to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value.  The cost is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  The Company recognizes the impact of forfeitures as they occur.  The Company has granted stock options, time-vesting restricted shares, time-vesting restricted stock units, performance-vesting restricted shares and performance-vesting restricted stock units.

Total equity compensation expense was $7,545 and $4,114 for the three months ended March 31, 2018 and 2017, respectively.  Equity compensation expense for the three months ended March 31, 2018 includes approximately $4,500 related to certain equity awards which were accelerated to vest in the first quarter of 2018 in connection with the departure of certain executives as required by their respective employment agreements.  See Note 13–Restructuring Program and Other Separation Costs for further details.  Equity compensation expense is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of March 31, 2018 was approximately $34,600 which is expected to be recognized over the respective service periods.

The activity related to the Company’s time-vesting and performance-vesting awards during the three months ended March 31, 2018 is as follows:

			Performance-Vesting Restricted shares/units
	Time-Vesting Restricted shares/units		Bonus Performance Restricted shares/units		Long-Term Incentive Performance Restricted shares/units		2.75x Performance Restricted shares
	Shares/Units	Weighted Average Grant Date Fair Value per Share/Unit	Shares/Units	Weighted Average Grant Date Fair Value per Share/Unit	Shares/Units	Weighted Average Grant Date Fair Value per Share/Unit	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	1,852,512	$17.09	805,245	$18.09	864,572	$18.50	616,793	$3.56
Granted	188,577	$14.71	707,981	$14.66	1,122,526	$14.74	—	—
Vested	(281,861)	$18.90	(69,221)	$18.07	(9,010)	$18.79	—	—
Forfeited	(432,341)	$18.12	(754,750)	$18.01	(554,388)	$18.34	(3,893)	$13.93
Outstanding at March 31, 2018	1,326,887	$16.04	689,255	$14.66	1,423,700	$15.60	612,900	$3.49

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The activity related to the Company’s stock option awards during the three months ended March 31, 2018 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,923,448	$18.78
Granted	—	—
Forfeited	(323,903)	$18.11
Expired	(33,641)	$18.65
Exercised	(484)	$14.17
Outstanding at March 31, 2018	2,565,420	$18.86	7.34	$57
Exercisable at March 31, 2018	2,094,948	$19.14	7.24	$15

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7,650,000 shares are available for future issuance as of March 31, 2018.

As part of the Company’s annual compensation-setting process and in accordance with the Company’s Equity Award Grant Policy (the “Equity Grant Policy”), the Compensation Committee approved an annual bonus plan (the “2018 Bonus Plan”) and a long-term incentive plan grant (the “2018 Long-Term Incentive Grant”) for the fiscal year ending December 31, 2018 (“Fiscal 2018”).

Bonus Performance Restricted Awards

The 2018 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals with respect to Fiscal 2018, as defined by the 2018 Bonus Plan.  The total number of shares eligible to vest is based on the level of achievement of the targets for Fiscal 2018 which ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance) and up to 150% (at or above maximum performance).  Pursuant to the Equity Grant Policy, Bonus Performance Restricted Units representing the total units that could be earned under the maximum performance level of achievement were granted during the three months ended March 31, 2018.

The Company also had an annual bonus plan for the fiscal year ended December 31, 2017 (“Fiscal 2017”), under which certain employees were eligible to vest in performance-vesting restricted shares (the “Bonus Performance Restricted Shares”) based upon the Company’s achievement of certain performance goals with respect to Fiscal 2017.  Based on the Company’s actual Fiscal 2017 results, a portion of these Bonus Performance Restricted Shares vested in the three months ended March 31, 2018 and the remaining forfeited in accordance with their terms.

Long-Term Incentive Awards

The 2018 Long-Term Incentive Grant is comprised of time-vesting restricted units (the “Long-Term Incentive Time Restricted Units”) and performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”). Pursuant to the Equity Grant Policy, the Long-Term Incentive Awards related to the 2018 Long-Term Incentive Grant were granted during the three months ended March 31, 2018.

Long-Term Incentive Time Restricted Units

Certain Long-Term Incentive Time Restricted Units granted under the 2018 Long-Term Incentive Grant vest over five years, with one-third vesting on each of the third, fourth and fifth anniversaries of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these units is recognized using the straight line method with one-third recognized over the initial three year vesting period and the remaining two-thirds recognized over the remaining vesting period.

Other Long-Term Incentive Time Restricted Units granted under the 2018 Long-Term Incentive Grant vest over three years, with all of the units vesting on the third anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these units is recognized using the straight line method over the three year vesting period.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units granted under the 2018 Long-Term Incentive Plan are expected to vest following the end of the three-year performance period beginning on January 1, 2018 and ending on December 31, 2020 based upon the Company’s achievement of specified performance goals for Fiscal 2020, as defined by the 2018 Long-Term Incentive Grant. The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance), to 50% (for threshold performance), to 100% (for target performance), and up to 200% (for at or above maximum performance). For actual performance between the specified threshold, target and maximum levels, the resulting vesting percentage will be adjusted on a linear basis.  The 2018 Long-Term Incentive Grant provides additional incentive for early achievement of the Adjusted EBITDA target as follows: if the Company’s Fiscal 2020 Adjusted EBITDA target is achieved in 2018, 30% of target Long-Term Incentive Performance Restricted Units will be earned and delivered in 2019; if the Company’s Fiscal 2020 Adjusted EBITDA target is achieved in 2019, 20% of target Long-Term Incentive Performance Restricted Units will be earned and delivered in 2020, in each case subject to the overall maximum award of 200% of target. Pursuant to the Equity Grant Policy, Long-Term Incentive Performance Restricted Units representing the total units that could be earned under the maximum performance level of achievement were granted during the three months ended March 31, 2018.

Other

The Company also has outstanding Long-Term Incentive Time Restricted shares, Long-Term Incentive Performance Restricted shares and Long-Term Incentive Options granted under previous long-term incentive plan grants.  During the three months ended March 31, 2018, a portion of the previously granted Long-Term Incentive Performance Restricted Shares related to completed performance periods vested, with the remainder forfeiting in accordance with their terms.  The remaining outstanding Long-Term Incentive Performance Restricted Shares are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, a portion of its performance-vesting restricted awards are considered probable of vesting as of March 31, 2018; therefore, equity compensation expense has been recorded accordingly.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

Total unrecognized equity compensation expense for all outstanding performance-vesting restricted awards not probable of vesting was approximately $13,300 as of March 31, 2018.

2.75x Performance Restricted Shares

The Company has awarded under both its Omnibus Incentive Plan and its previous incentive plan (the “Pre-IPO Incentive Plan”) certain performance-vesting restricted shares (the “2.75x Performance Restricted shares”).  During the first quarter of 2017, the Company modified the 2.75x Performance Restricted shares to vest 60% upon the closing of the ZHG Transaction (see Note 9–Related-Party Transactions).  Under the terms of the Stock Purchase Agreement, if in certain circumstances the Buyer acquires a majority of the Company’s then outstanding common shares prior to the one-year anniversary of the closing of the ZHG Transaction, then the Buyer is required as a condition to the closing of the acquisition that results in such majority ownership, to pay to the Seller, in respect of each share of common stock sold to the Buyer at the closing of the ZHG Transaction, the excess, if any, of the highest price per share paid by the Buyer for shares of the Company’s common stock over $23.00 (the “Additional Payment”).   As such, the outstanding unvested 2.75x Performance Restricted shares continued to be eligible to vest in accordance with their terms if Seller had received an Additional Payment from the Buyer sufficient to satisfy the 2.75x cumulative return multiple in the twelve month period following the closing of the ZHG Transaction.  The period expired on May 8, 2018, as such, these shares forfeited in the second quarter of 2018.

The ZHG Transaction was considered a liquidity event and was subject to customary closing conditions (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act).  As the modification discussed above was based on a liquidity event, for accounting purposes, the 2.75x Performance Restricted shares were not considered probable of vesting until such time the ZHG Transaction was consummated.  In accordance with the guidance in ASC 718, Compensation-Stock Compensation, as the 2.75x Performance Restricted shares were not considered probable of vesting before or after the date of modification, the Company used the respective modification date fair value to record equity compensation expenses related to the modified shares when the liquidity event occurred. As a result, the Company recognized non-cash equity compensation expense related to all of the 2.75x

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Performance Restricted shares of approximately $8,400 upon closing of the ZHG Transaction on May 8, 2017 and paid cash accumulated dividends of approximately $1,300 in the second quarter of 2017.

12. STOCKHOLDERS’ EQUITY

As of March 31, 2018, 92,889,547 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which excludes 2,202,672 unvested shares of common stock and 1,850,070 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company.

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

As of March 31, 2018, the Company had $136 of cash dividends recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet which relates to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares, which were granted prior to the dividend suspension, carry dividend rights and therefore the dividends accumulate and will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.

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

The Company has remaining authorization for up to $190,000 for future repurchases under the Share Repurchase Program as of March 31, 2018. There were no share repurchases during the three months ended March 31, 2018.

13. RESTRUCTURING PROGRAM AND OTHER SEPARATION COSTS

Restructuring Costs

In October 2017, the Company committed to and implemented a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2017 Restructuring Program”). The 2017 Restructuring Program involved the elimination of approximately 350 positions across certain of the Company’s theme parks and corporate headquarters. As a result, the Company recorded $5,200 in pre-tax restructuring and other related costs associated primarily with severance and other termination benefits related to the 2017 Restructuring Program during the three months ended December 31, 2017. The Company does not expect to incur any additional costs associated with the 2017 Restructuring Program as all continuing service obligations were completed as of December 31, 2017.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The 2017 Restructuring Program activity for the three months ended March 31, 2018 was as follows:

Severance and Other Employment Expenses
Liability as of December 31, 2017	$1,234
Payments made	(495)
Liability as of March 31, 2018	$739

The remaining liability as of March 31, 2018 relates to restructuring and other related costs to be paid as contractually obligated by December 31, 2018 and is included in accrued salaries, wages and benefits in the accompanying unaudited condensed consolidated balance sheet.

Other Separation Costs

Restructuring and other separation costs for the three months ended March 31, 2018 primarily relate to severance and other employment expenses for certain executives who stepped down from their respective positions during the first quarter of 2018.  In particular, on February 27, 2018, the Company announced that its President and Chief Executive Officer (the “Former CEO”) had stepped down from his position and resigned as a member of the Board. In connection with his departure, the Former CEO received a lump sum cash payment of approximately $6,700 in severance related expenses, in accordance with his employment agreement.  Also in March 2018, the Company’s Chief Creative Officer (the “Former CCO”) and Chief Marketing Officer stepped down from their respective positions and received severance related benefits in accordance with the terms of the respective employment agreement or  relevant company plan, as applicable.  These severance expenses are also included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018.

Additionally, in accordance with their employment agreements, certain unvested equity awards for both the Former CEO and Former CCO were accelerated to vest in the first quarter of 2018.  As a result, the Company recorded non-cash equity compensation expense of approximately $4,500 during the three months ended March 31, 2018, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.  See Note 11–Equity-Based Compensation for further details.

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

Business Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of globally recognized brands, including SeaWorld, Busch Gardens, Aquatica, Sesame Place and Sea Rescue. Over our more than 50-year history, we have built a diversified portfolio of 12 highly differentiated theme parks and water parks that are grouped in key markets across the United States.  Many of our parks showcase our one of a kind zoological collection and all of our parks feature a diverse array of thrill and family rides, shows, educational demonstrations and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

During the three months ended March 31, 2018, we hosted approximately 3.2 million guests in our theme parks, generated total revenues of $217.2 million and reported a net loss of $62.8 million.  We typically generate our highest revenues in the second and third quarters of each year and incur a net loss in the first and fourth quarters, in part because seven of our theme parks are only open for a portion of the year (see the “―Seasonality” section which follows).

Attendance and revenue trends in the first quarter of 2018 were positive with attendance increasing by 14.9% and total revenue increasing by 16.5% over the first quarter of 2017. We believe the improved attendance results from a combination of factors including our new marketing and communications initiatives, the anticipation and receptivity of our new rides, attractions and events and new promotional pricing strategies.  Attendance also benefited from the earlier timing of the Easter holiday in 2018, which impacted the timing of spring break for a number of schools from our key markets (see the “―Trends Affecting our Results of Operations” section which follows).  We also expect to deliver the remainder of our previously announced $40.0 million in total net cost savings and the additional $25.0 million of cost savings we announced in late 2017 by the end of 2018.

Key Business Metrics Evaluated by Management

Attendance

We define attendance as the number of guest visits to our theme parks. Attendance drives admissions revenue as well as total in-park spending. The level of attendance at our theme parks is a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests, consumer confidence, external perceptions of our brands and reputation and other factors beyond our control. Attendance patterns have significant seasonality, driven by the timing of holidays, school vacations and weather conditions. Attendance consists of local guests and other guests who live within 300 miles from our respective park locations, U.S. domestic guests outside of the 300 mile radius to the park locations and international guests.

Total Revenue Per Capita

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita for any period as total admissions revenue divided by total attendance. Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  Theme park admissions accounted for approximately 60% and 62% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. Admission per capita is primarily driven by ticket pricing, the admissions product mix and the park attendance mix, among other factors. The admissions product mix is defined as the mix of tickets purchased such as single day, multi-day or annual passes and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing which on average is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending for any period as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park experiences and also includes other miscellaneous revenue, not necessarily generated in our parks, which is not significant in the periods presented, including revenue related to our international agreements.  For the three months ended March 31, 2018 and 2017, food, merchandise and other revenue accounted for approximately 40% and 38% of our total revenue, respectively.  In-park per capita spending is primarily driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, passholders, domestic or international guests) and the mix of in-park spending, among other factors.  As an example, international guests tend to drive higher in-park per capita spending when compared to other guests.  See further discussion in the “Results of Operations” section which follows.

Trends Affecting Our Results of Operations

Total attendance increased in the first quarter of 2018 by approximately 418,000 guests, or 14.9% compared to the prior year quarter. We believe the improved attendance results from a combination of factors including our new marketing and communications initiatives, the anticipation and receptivity of our new rides, attractions and events and new promotional pricing strategies.  Attendance also benefited from the earlier timing of the Easter holiday in 2018, which impacted the timing of spring break for a number of schools from our key markets. Thus far in 2018, we are seeing encouraging signs of progress as attendance, revenue and season pass sales are up through the end of April.  Looking ahead to the rest of 2018, we believe we have one of the most compelling line-ups of new rides, attractions and events across our parks in the Company’s history.  We are also focusing more on operational execution, enhancing our marketing and communications activities and refining our pricing strategies.

As discussed in the preceding section, “Key Business Metrics Evaluated by Management-Attendance,” attendance trends could be impacted by a variety of factors, including the external perceptions of our brands and reputation.  As previously disclosed, in recent years, we believe public perception issues and negative media attention have created a barrier to attendance at some of our parks. However, thus far in 2018, we have seen improved attendance and season pass sales. We continue to monitor all of the factors that can impact our attendance trends to react accordingly, if needed.

In 2017, we experienced a decline in international attendance from multiple markets, with a significant portion of that decline coming from the United Kingdom.  International attendance is impacted by a number of factors including affordability, foreign currency exchange rates, international marketing and sales efforts, competition and the external perceptions of our brands and reputation.  In the first quarter of 2018, we have been the subject of negative publicity related to our relationships with ticket resellers in the United Kingdom.  Total international attendance improved in the first quarter of 2018 when compared to the prior year period, however, we continue to see a decline from the United Kingdom, and are monitoring these trends closely. Historically, attendance from the United Kingdom represents approximately 5% of our total annual attendance.

Our success depends on our ability to grow our business, in part through targeted capital investments to improve our existing theme parks, rides, attractions and shows. Our growth and innovation strategies require significant commitments of management resources and capital investments designed to improve guest satisfaction and generate returns. As a result, we make annual investments to support and improve our existing theme park facilities and attractions. Maintaining and improving our theme parks, as well as opening new attractions, is critical to remaining competitive, growing revenue, and increasing our guests’ length of stay. We are investing in capital spending on new attractions for 2018, which include a new thrill roller coaster at SeaWorld San Diego, a river raft ride at SeaWorld Orlando, a wooden-steel hybrid coaster at Sesame Place, new water slides at Aquatica Orlando, Aquatica San Antonio, and Adventure Island and a new virtual reality attraction at Busch Gardens Williamsburg.

Both attendance and total revenue per capita at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition, results of operations and cash flows.

Recent Developments

License Agreement

On May 16, 2017, SeaWorld Parks and Entertainment, Inc., a wholly-owned subsidiary of the Company, entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  Among other commitments, the agreement makes it possible for Sesame Street characters to continue to appear at the existing distinct Sesame Street lands inside our two Busch Gardens theme parks and SeaWorld theme parks in San Diego and San Antonio, as well as a new Sesame Street land to be built in SeaWorld Orlando by fall 2022.  On May 2, 2018, we announced that we plan to open the new Sesame Land in SeaWorld Orlando by Spring of 2019.

Leadership Changes

On February 26, 2018, Joel K. Manby stepped down from his position as President and Chief Executive Officer of the Company and resigned as a member of our Board of Directors.  The Board of Directors appointed John T. Reilly, our Chief Parks Operations Officer to serve as Interim Chief Executive Officer and approved a decrease in its size from nine to eight members/directors.  In connection with the departure of Mr. Manby and the appointment of Mr. Reilly as Interim Chief Executive Officer, the Board of Directors appointed the Chairman of the Board, Yoshikazu Maruyama to serve as Executive Chairman of the Board, effective February 26, 2018, until a successor for Mr. Manby is appointed on a permanent basis, at which time Mr. Maruyama is expected to resume his position as Chairman of the Board.  Also in March 2018, the Company’s Chief Creative Officer and Chief Marketing Officer stepped down from their respective positions.

U.S. Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes significant modifications to the provisions of the Internal Revenue Code, including but not limited to a corporate tax rate decrease from 35% to 21% effective January 1, 2018.  We have calculated the impact of the Tax Act in accordance with our understanding and available guidance, particularly as it relates to the future deductibility of executive compensation items and state conformity to the Tax Act. As such, these assumptions may change as further clarification and guidance is provided by taxing authorities. See Note 4–Income Taxes in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We continue to make progress in our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island (the “Middle East Project”). As part of this partnership, we are providing certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses. SeaWorld Abu Dhabi is expected to open by 2022. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stage.

In March 2017, we announced that an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”) entered into an agreement to acquire approximately 21% of the outstanding shares of common stock of the Company (the “ZHG Transaction”) from affiliates of The Blackstone Group L.P. (“Seller”), pursuant to a Stock Purchase Agreement between ZHG and Seller (the “Stock Purchase Agreement”).  The ZHG Transaction closed on May 8, 2017.  Also in March 2017, we entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept & Preliminary Design Support Agreement (the “CDSA”) with Zhonghong Holding, an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). Under the terms of the ECDA, we will work with Zhonghong Holding and a top theme park design company, to create and produce concept designs and development analysis for theme parks, water parks and interactive parks in the Territory. Under the terms of the CDSA, we will provide guidance, support, input, and expertise relating to the initial strategic planning, concept and preliminary design of Zhonghong Holding’s family entertainment and other similar centers.  See Note 9–Related Party Transactions to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission to the theme parks and per capita spending inside the theme parks for culinary, merchandise and other in-park experiences. The level of attendance in our theme parks is a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests, consumer confidence, external perceptions of our brands and reputation and other factors beyond our control. Admission per capita is primarily driven by ticket pricing, the admissions product mix and the park attendance mix, among other factors. In-park per capita spending is primarily driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, domestic or international guests) and the mix of in-park spending, among other factors.  For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Following a fundamental review of our cost structure, in 2016, we announced a comprehensive cost optimization program that was originally expected to provide $40.0 million in net savings by the end of 2018.  Additionally, during the second half of 2017, we identified an additional $25.0 million in potential cost savings opportunities. As a part of these efforts, in October 2017, we executed a restructuring program (the “2017 Restructuring Program”) to reduce costs, increase efficiencies, reduce duplication of functions and improve our operations. The 2017 Restructuring Program involved the elimination of approximately 350 positions by the end of the fourth quarter of 2017 across certain of our theme parks and corporate headquarters.  See Note 13–Restructuring Program and Other Separation Costs to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

We barter theme park admission products and sponsorship opportunities for advertising and various other products and services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value first of the goods or services provided then received, whichever is more readily determinable.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended March 31, 2018 and 2017. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table presents key operating and financial information for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,		Variance
	2018	2017	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$130,003	$115,089	$14,914	13.0%
Food, merchandise and other	87,163	71,268	15,895	22.3%
Total revenues	217,166	186,357	30,809	16.5%
Costs and expenses:
Cost of food, merchandise and other revenues	17,051	14,483	2,568	17.7%
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $1,563 and $936 for the three months ended March 31, 2018 and 2017, respectively)	155,473	157,324	(1,851)	(1.2%)
Selling, general and administrative (includes equity compensation of $5,982 and $3,178 for the three months ended March 31, 2018 and 2017, respectively)	63,524	52,418	11,106	21.2%
Restructuring and other separation costs	8,835	—	8,835	ND
Depreciation and amortization	38,430	38,867	(437)	(1.1%)
Total costs and expenses	283,313	263,092	20,221	7.7%
Operating loss	(66,147)	(76,735)	10,588	13.8%
Other expense (income), net	63	(86)	149	173.3%
Interest expense	19,913	18,261	1,652	9.0%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	8,020	(8,020)	NM
Loss before income taxes	(86,123)	(102,930)	16,807	16.3%
Benefit from income taxes	(23,279)	(41,801)	18,522	44.3%
Net Loss	$(62,844)	$(61,129)	$(1,715)	(2.8%)
Other data:
Attendance	3,224	2,806	418	14.9%
Total revenue per capita	$67.36	$66.41	$0.95	1.4%

ND-Not determinable.

NM-Not meaningful.

Admissions revenue. Admissions revenue for the three months ended March 31, 2018 increased $14.9 million, or 13.0%, to $130.0 million as compared to $115.1 million for the three months ended March 31, 2017. The increase in admissions revenue was primarily a result of an increase in attendance of approximately 418,000 guests, or 14.9%.  We believe the improved attendance results from a combination of factors including our new marketing and communications initiatives, the anticipation and receptivity of our new rides, attractions and events and new promotional pricing strategies.  Attendance also benefited from the earlier timing of the Easter holiday in 2018, which impacted the timing of spring break for a number of schools from our key markets. Admission per capita decreased by 1.7% to $40.32 for the first quarter of 2018 compared to $41.02 in the prior year quarter.  The decline primarily results from the park attendance mix, among other factors, partially offset by net price increases in our admission products when compared to the first quarter of 2017.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2018 increased $15.9 million, or 22.3%, to $87.2 million as compared to $71.3 million for the three months ended March 31, 2017, primarily as a result of the increase in attendance, along with an increase in in-park per capita spending.  In-park per capita spending increased by 6.4% to $27.04 in the first quarter of 2018 compared to $25.40 in the first quarter of 2017.  In-park per capita spending improved primarily due to the increased sales of in-park products, particularly culinary and other in-park offerings and also benefitted from other revenue increases mainly associated with our international agreements.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2018 increased $2.6 million, or 17.7%, to $17.1 million as compared to $14.5 million for the three months ended March 31, 2017, primarily due to the increase in volume.  These costs represent 19.6% and 20.3% of the related revenue earned for the three months ended March 31, 2018 and 2017, respectively.

Operating expenses. Operating expenses for the three months ended March 31, 2018 decreased $1.9 million, or 1.2%, to $155.5 million as compared to $157.3 million for the three months ended March 31, 2017.  The decrease primarily results from a focus on cost efficiencies and the impact of cost savings initiatives resulting from the 2017 Restructuring Program.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2018 increased $11.1 million, or 21.2%, to $63.5 million as compared to $52.4 million for the three months ended March 31, 2017.  The increase primarily relates to $8.1 million recorded in the first quarter of 2018 related to a legal settlement accrual and an increase in equity compensation expense, primarily related to approximately $4.5 million recorded in the first quarter of 2018 due to equity awards which were accelerated in connection with the departure of certain executives, as required by their respective employment agreements.  These factors were partially offset by a decrease in salary costs due in part to cost savings initiatives.  See Note 10–Commitments and Contingencies and Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements.

Restructuring and other separation costs. Restructuring and other separation costs for the three months ended March 31, 2018 primarily relates to severance and other employment expenses for certain executives whose employment terminated during the first quarter of 2018.  In particular, in connection with his departure and in accordance with his employment agreement, our Former CEO received a lump sum cash payment of approximately $6.7 million in severance related expenses.  Also in March 2018, in connection with their departure, our Former Chief Creative and Chief Marketing Officers received severance related benefits in accordance with the terms of the relevant employment agreement or company plan, as applicable. See Note 13–Restructuring and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2018 decreased $0.4 million, or 1.1%, to $38.4 million as compared to $38.9 million for the three months ended March 31, 2017.

Interest expense. Interest expense for the three months ended March 31, 2018 increased $1.7 million, or 9.0%, to $19.9 million as compared to $18.3 million for the three months ended March 31, 2017. The increase primarily relates to increased LIBOR rates and the impact of Amendment 8 to our Senior Secured Credit Facilities entered into on March 31, 2017, partially offset by the impact of interest rate swap agreements. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

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

Benefit from income taxes. Benefit from income taxes in the three months ended March 31, 2018 was $23.3 million compared to $41.8 million for the three months ended March 31, 2017. Our consolidated effective tax rate was 27.0% for the three months ended March 31, 2018 compared to 40.6% for the three months ended March 31, 2017.  The effective tax rate decreased primarily due to the Tax Act reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and could also include common stock dividends and share repurchases. As of March 31, 2018, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.4, due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. We typically operate with a working capital ratio less than 1 and we expect that we will continue to do so in the future. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our stockholders, may from time to time purchase our outstanding equity and/or debt securities, including our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such purchases may be funded by incurring new debt, including additional borrowings under the Senior Secured Credit Facilities. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount among current or future syndicate members, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

Dividends

Prior to September 19, 2016, the Board had a policy to pay, subject to legally available funds, a regular quarterly dividend.  The payment and timing of cash dividends was within the discretion of the Board and depended on many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deemed relevant.  In September 2016, the Board suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long-term returns to shareholders such as, but not limited to, share repurchases, investments in new attractions or debt repayments.  See the “Covenant Compliance” section which follows for further details on covenants that could restrict our ability to make certain restricted payments, including dividend payments and share repurchases.

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

Pursuant to the Share Repurchase Program, we have approximately up to $190.0 million authorized and available for future repurchases as of March 31, 2018. There were no share repurchases during the three months ended March 31, 2018.  See Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details.

Other

As of March 31, 2018, we have five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on the three month LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; and mature on May 14, 2020. See Note 6–Long-Term Debt and Note 7–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$20,317	$5,692
Net cash used in investing activities	(45,822)	(56,853)
Net cash provided by financing activities	32,159	16,370
Net increase (decrease) in cash and cash equivalents, including restricted cash	$6,654	$(34,791)

Cash Flows from Operating Activities

Net cash provided by operating activities was $20.3 million during the three months ended March 31, 2018 as compared to $5.7 million during the three months ended March 31, 2017.  The change in net cash provided by operating activities was primarily impacted by improved operating performance.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the three months ended March 31, 2018 consisted of capital expenditures of $45.8 million largely related to future attractions.

Net cash used in investing activities during the three months ended March 31, 2017 consisted of $56.9 million of capital expenditures largely related to attractions that opened in 2017. The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 results primarily from net draws of $40.0 million on our revolving credit facility, partially offset net repayments on long-term debt of $5.9 million.  See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Net cash used in financing activities during the three months ended March 31, 2017 results primarily from net draws of $40.6 million on our revolving credit facility, partially offset by $15.4 million of debt issuance costs paid in connection with Amendment No. 8 to our Senior Secured Credit Facilities, as defined below, and net repayments on long-term debt of $8.0 million. See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

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

As of March 31, 2018, our Senior Secured Credit Facilities consisted of $988.3 million in Term B-5 Loans which will mature on March 31, 2024 and $550.8 million in Term B-2 Loans which will mature on May 14, 2020, along with a $210.0 million senior secured New Revolving Credit Facility, of which $55.0 million was outstanding as of March 31, 2018.  The New Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50.0 million and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans with an aggregate principal amount greater than $50.0 million.  Subsequent to March 31, 2018, SEA borrowed an additional $10.0 million on the New Revolving Credit Facility and repaid $25.0 million. Additionally, as of March 31, 2018, SEA had approximately $21.3 million of outstanding letters of credit, leaving approximately $133.7 million available for borrowing.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning our long-term debt.

Covenant Compliance

As of March 31, 2018, SEA was in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

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

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of March 31, 2018, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.70 to 1.00, which would result in the Company having a $90,000 available capacity for restricted payments in 2018. The amount available for share repurchases and certain other restricted payments under the covenant restrictions in the credit agreement adjusts at the beginning of each quarter as set forth in Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements.

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

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for a measure of our financial performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate our financial performance. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation.

The following table reconciles Adjusted EBITDA to net loss for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited, in thousands)
Net loss	$(62,844)	$(61,129)
Benefit from income taxes	(23,279)	(41,801)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	8,020
Interest expense	19,913	18,261
Depreciation and amortization	38,430	38,867
Equity-based compensation expense (b)	7,545	4,114
Other non-cash expenses (c)	395	217
Business optimization and strategic initiative costs (d)	10,786	2,117
Development and certain investment costs (e)	752	935
State franchise taxes	106	36
Other adjusting items (f)	8,079	—
Adjusted EBITDA	$(117)	$(30,363)

The credit agreement governing our Senior Secured Credit Facilities limits the amount of certain add-backs as described in footnotes (d), (f) and (g) below.  The following table summarizes the add-backs not included in Adjusted EBITDA calculation above due to limitations in the our credit agreement:

	For the Three Months Ended March 31,
	2018	2017
Items not reflected in Adjusted EBITDA calculation above:	(Unaudited, in thousands)
Certain expenses over credit agreement limit(d)	$—	$—
Taxes related to other adjusting items(f)	$2,415	$—
Estimated savings over credit agreement limit(g)	$3,700	(g)

(a)

Reflects primarily the write-off of $8.0 million in debt issuance costs incurred on the Term B-5 Loans during the three months ended March 31, 2017. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

(b)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation and for the three months ended March 31, 2018, includes approximately $4.5 million related to equity awards which were accelerated in connection with the departure of certain executives, as required by their respective employment agreements (see Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).

(c)	Reflects non-cash expenses related to miscellaneous asset write-offs.
(d)

For the three months ended March 31, 2018, reflects business optimization and other strategic initiative costs primarily related to $8.8 million of severance and other employment costs associated with the departure of certain executives during the first quarter of 2018 as well as $2.0 million of third party consulting costs. See Note 13–Restructuring and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements for further details. For the three months ended March 31, 2017, reflects business optimization and other strategic initiative costs primarily composed of $1.7 million of third party consulting costs and also includes a net $0.4 million of separation costs for certain positions eliminated not related to a formal restructuring program or cost saving initiative.

Due to limitations under the credit agreement governing our Senior Secured Credit Facilities, the amount which the Company is able to add back to Adjusted EBITDA for certain adjusting items including business optimization and other strategic initiative costs and product and intellectual property development costs, is limited to $15.0 million in any fiscal year. The Company did not have any costs exceeding this limit in the three months ended March 31, 2018 and 2017.

(e)	Reflects primarily product and intellectual property development costs incurred for the three months ended March 31, 2018 and 2017.

(f)

Reflects the impact of certain expenses incurred primarily related to legal matters during the three months ended March 31, 2018, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. The credit agreement allows these items to be excluded on an after-tax basis only; accordingly, these items are presented net of related taxes of approximately $2.4 million in the three months ended March 31, 2018.

(g)

The credit agreement governing our Senior Secured Credit Facilities permits the Company’s calculations of Adjusted EBITDA to reflect, subject to certain limitations, estimated savings resulting from certain specified actions, including restructurings and cost savings initiatives.  The credit agreement limits the amount of such estimated savings which may be reflected in the calculation of Adjusted EBITDA to $10.0 million for any four consecutive fiscal quarters. As the Company added-back $10.0 million in estimated savings in its Adjusted EBITDA calculation in the fourth quarter of fiscal 2017, the Adjusted EBITDA calculation presented above does not reflect approximately $3.7 million of net annualized estimated savings the Company expects to realize over the subsequent four quarters which were identified in 2018 related to savings initiatives resulting from certain specified actions taken in 2018.  These estimated savings are calculated net of the amount of actual benefits realized during such period for estimated savings added back in prior periods. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only that does not impact the Company’s reported GAAP net (loss) income.  The Company has not prepared the calculation for the comparable period presented.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These critical accounting policies include property and equipment, impairment of long-lived assets, goodwill and other indefinite-lived intangible assets, accounting for income taxes, self-insurance reserves, and revenue recognition. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on February 28, 2018, except as disclosed in Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements, related to the adoption of Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $0.8 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at March 31, 2018, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $539.1 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in 3 month LIBOR on our variable-rate debt would lead to an increase of approximately $5.8 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on February 28, 2018, except as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Financial distress experienced by our strategic partners or other counterparties could have an adverse impact on us.

We are party to numerous contracts of varying durations. Certain of our agreements are comprised of a mixture of firm and non-firm commitments, varying tenures and varying renewal terms, among other terms. There can be no guarantee that, upon the expiry of our contracts, we will be able to renew such contracts on terms as favorable to us, or at all.

Although we attempt to assess the creditworthiness of our strategic partners and other contract counterparties, there can be no assurance that our assessments will be accurate or that there will not be a rapid or unanticipated deterioration in the creditworthiness of any such strategic partner or contract counterparty. Financial distress experienced by our strategic partners or other counterparties could have an adverse impact in the event such parties are unable to pay us for the services we provide or otherwise fulfill their contractual obligations.

We are exposed to the risk of loss in the event of non-performance by such strategic partners or other counterparties. Some of these counterparties may be highly leveraged and subject to their own operating, market and regulatory risks, and some are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. For example, in April 2018, it was reported that an affiliate of ZHG Group was experiencing financial distress. The inability of affiliates of ZHG Group to pay amounts due to us or otherwise fulfill their obligations to us under their agreements with us, including the ECDA and/or the CDSA, could have an adverse impact on us.  In addition, the sale or transfer of our common stock owned by affiliates of ZHG Group, or the perception that such sales or transfers could occur, could harm the prevailing market price of shares of our common stock.

We cannot provide any assurance that our strategic partners and other contractual counterparties will not become financially distressed or that such financially distressed strategic partners or counterparties will not default on their obligations to us or file for bankruptcy or other creditor protection. If one of such strategic partners or counterparties files for bankruptcy or other creditor protection, we may be unable to collect all, or even a significant portion, of amounts owed to us. Contracts with such strategic partners or counterparties could also be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code.  If any such contract is rejected, we would be left with a general unsecured claim against such contract counterparty’s bankruptcy estate.  The recovery rate on general unsecured claims is speculative and inherently uncertain, and it is possible that we may receive little to no recovery on account of such claim.  Accordingly, significant strategic partner and other counterparty defaults and bankruptcy filings could have a material adverse effect on our business, financial position, results of operations or cash flows.

Any material nonpayment or nonperformance from our contract counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could have a material adverse impact on our business, results of operations, financial condition and ability to make cash distributions to its shareholders. Furthermore, in the case of financially distressed strategic partners, such events might otherwise force such strategic partners to curtail their commercial relationships with us, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

For example, in June 2017, the Company received a subpoena in connection with an investigation by the DOJ concerning certain disclosures and public statements made by the Company and certain individuals on or before August 2014 and trading in the Company’s securities.  The Company also has received subpoenas from the staff of the SEC in connection with these matters.  In addition, in April 2018, the Company received a written “Wells” notice from the SEC indicating that staff of the SEC has made a preliminary determination to recommend to the SEC that a civil enforcement action or administrative proceeding be brought against the Company.  The Company has cooperated and intends to continue to cooperate with any government requests or inquiries.

We discuss the Wells notice, securities litigation and other litigation to which we are subject in greater detail in Note 10–Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the first quarter of 2018.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2018	January 31, 2018	3,093	$13.71	—	$190,000,035
February 1, 2018	February 28, 2018	64,569	$15.43	—	190,000,035
March 1, 2018	March 31, 2018	40,770	$14.61	—	190,000,035
		108,432		—	$190,000,035

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

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1†*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees – Annual Incentive Award)

10.2†*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Time-Based Restricted Stock Units)

10.3†*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees – Performance-Based Restricted Stock Units)

10.4†*	Sixth Amended and Restated Outside Director Compensation Policy, effective April 11, 2018

10.5†*	Form of Deferred Stock Unit Grant Notice and Deferred Stock Unit Agreement (Non-Employee Directors)

10.6†*	Letter Agreement, dated February 26, 2018, between SeaWorld Entertainment, Inc. and John T. Reilly

10.7†*	Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement between SeaWorld Entertainment, Inc. and John T. Reilly
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Filed herewith.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)
Date: May 9, 2018	By: /s/ Marc G. Swanson
Date: May 9, 2018	Marc. G. Swanson Chief Financial Officer (Principal Financial Officer) By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Accounting Officer
(Principal Accounting Officer)