Form 10-Q
period 2018-06-30
SeaWorld Entertainment, Inc.
filed 2018-08-07
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The registrant had outstanding 87,831,235 shares of Common Stock, par value $0.01 per share as of August 2, 2018.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

•

complex federal and state regulations governing the treatment of animals, which can change, and claims and lawsuits and attempts to generate negative publicity associated with our business by activist groups;

•

various factors beyond our control adversely affecting attendance and guest spending at our theme parks, including the potential spread of travel-related health concerns including, but not limited to, pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS;

•	incidents or adverse publicity concerning our theme parks;
•	a decline in discretionary consumer spending or consumer confidence;
•

significant portion of revenues generated in the States of Florida (and the Orlando market), California and Virginia and any risks affecting such markets, such as natural disasters, severe weather and travel-related disruptions or incidents;

•	seasonal fluctuations;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	increased labor costs and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements as well as risks relating to audits, inspections and investigations by, or requests for information from, various federal and state regulatory agencies;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	loss of key personnel;
•	unionization activities or labor disputes;
•	inability to meet workforce needs;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	inability to retain our current credit ratings;

•	our substantial leverage;
•	inability to realize the benefits of acquisitions, restructurings or other strategic initiatives;
•	inability to maintain sufficient insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions and the impact of the costs associated with such activities, including delays in attraction openings;
•	inability to realize the full value of our intangible assets;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses, including by legislation at federal, state or local levels;
•	delays or restrictions in obtaining permits;
•	policies of the U.S. president and his administration;
•	actions of activist stockholders;
•	the ability of Hill Path Capital LP to significantly influence our decisions;
•	the ability of affiliates of Zhonghong Zhuoye Group Co., Ltd. to significantly influence our decisions;
•	financial distress experienced by our strategic partners or other counterparties could have an adverse impact on us;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$33,452	$33,178
Accounts receivable, net	72,558	38,400
Inventories	39,769	30,887
Prepaid expenses and other current assets	17,317	16,310
Total current assets	163,096	118,775
Property and equipment, at cost	3,042,910	2,952,074
Accumulated depreciation	(1,343,446)	(1,276,833)
Property and equipment, net	1,699,464	1,675,241
Goodwill, net	66,278	66,278
Trade names/trademarks, net	159,071	159,802
Other intangible assets, net	14,476	14,896
Deferred tax assets, net	40,955	32,820
Other assets	20,154	17,970
Total assets	$2,163,494	$2,085,782
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$131,149	$100,573
Current maturities of long-term debt	23,707	38,707
Accrued salaries, wages and benefits	22,337	14,554
Deferred revenue	157,986	79,554
Dividends payable	124	470
Other accrued liabilities	32,701	19,612
Total current liabilities	368,004	253,470
Long-term debt, net of debt issuance costs of $7,639 and $9,045 as of June 30, 2018 and December 31, 2017, respectively	1,494,066	1,503,609
Other liabilities	31,743	41,237
Total liabilities	1,893,813	1,798,316
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 93,060,175 and 92,637,403 shares issued at June 30, 2018 and December 31, 2017, respectively	931	926
Additional paid-in capital	653,714	641,324
Accumulated other comprehensive income (loss)	3,797	(5,076)
Accumulated deficit	(233,890)	(194,837)
Treasury stock, at cost (6,519,773 shares at June 30, 2018 and December 31, 2017)	(154,871)	(154,871)
Total stockholders’ equity	269,681	287,466
Total liabilities and stockholders’ equity	$2,163,494	$2,085,782

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
Admissions	$225,806	$224,951	$355,809	$340,040
Food, merchandise and other	166,115	148,799	253,278	220,067
Total revenues	391,921	373,750	609,087	560,107
Costs and expenses:
Cost of food, merchandise and other revenues	31,899	29,061	48,950	43,544
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $2,667 and $3,918 for the three months ended June 30, 2018 and 2017, respectively, and $4,230 and $4,854 for the six months ended June 30, 2018 and 2017, respectively)	190,100	189,269	345,573	346,593
Selling, general and administrative (includes equity compensation of $3,225 and $7,988 for the three months ended June 30, 2018 and 2017, respectively, and $9,207 and $11,166 for the six months ended June 30, 2018 and 2017, respectively)	71,003	69,152	134,527	121,570
Goodwill impairment charges	—	269,332	—	269,332
Restructuring and other separation costs	3,691	—	12,526	—
Depreciation and amortization	40,018	39,500	78,448	78,367
Total costs and expenses	336,711	596,314	620,024	859,406
Operating income (loss)	55,210	(222,564)	(10,937)	(299,299)
Other (income) expense, net	(42)	83	21	(3)
Interest expense	20,561	19,452	40,474	37,713
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	123	—	8,143
Income (loss) before income taxes	34,691	(242,222)	(51,432)	(345,152)
Provision for (benefit from) income taxes	11,994	(66,372)	(11,285)	(108,173)
Net income (loss)	$22,697	$(175,850)	$(40,147)	$(236,979)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	2,476	(706)	9,967	1,698
Comprehensive income (loss)	$25,173	$(176,556)	$(30,180)	$(235,281)
Income (loss) per share:
Net income (loss) per share, basic	$0.26	$(2.05)	$(0.47)	$(2.77)
Net income (loss) per share, diluted	$0.26	$(2.05)	$(0.47)	$(2.77)
Weighted average common shares outstanding:
Basic	86,399	85,745	86,305	85,560
Diluted	86,885	85,745	86,305	85,560

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2017	92,637,403	$926	$641,324	$(194,837)	$(5,076)	$(154,871)	$287,466
Impact of adoption of ASU 2018-02	—	—	—	1,094	(1,094)	—	—
Equity-based compensation	—	—	13,437	—	—	—	13,437
Unrealized gain on derivatives, net of tax expense of $3,692	—	—	—	—	9,967	—	9,967
Vesting of restricted shares	495,206	5	(5)	—	—	—	—
Shares withheld for tax withholdings	(137,024)	(1)	(2,268)	—	—	—	(2,269)
Exercise of stock options	64,590	1	1,184	—	—	—	1,185
Adjustments to previous dividend declarations	—	—	42	—	—	—	42
Net loss	—	—	—	(40,147)	—	—	(40,147)
Balance at June 30, 2018	93,060,175	$931	$653,714	$(233,890)	$3,797	$(154,871)	$269,681

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(40,147)	$(236,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment charges	—	269,332
Depreciation and amortization	78,448	78,367
Amortization of debt issuance costs and discounts	2,311	2,467
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	8,143
Loss on sale or disposal of assets	7,651	1,948
Deferred benefit from income tax	(11,823)	(108,173)
Equity-based compensation	13,437	16,020
Changes in assets and liabilities:
Accounts receivable	(43,858)	(23,037)
Inventories	(8,882)	(9,544)
Prepaid expenses and other current assets	(558)	2,674
Accounts payable and accrued expenses	22,487	25,755
Accrued salaries, wages and benefits	7,783	(8,204)
Deferred revenue	87,724	72,278
Other accrued liabilities	13,050	(4,800)
Other assets and liabilities	(809)	2,056
Net cash provided by operating activities	126,814	88,303
Cash Flows From Investing Activities:
Capital expenditures	(97,372)	(103,175)
Other investing activities	(477)	—
Net cash used in investing activities	(97,849)	(103,175)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	998,306
Repayments of long-term debt	(11,854)	(1,015,056)
Proceeds from draw on revolving credit facility	55,000	80,649
Repayments of revolving credit facility	(70,000)	(65,000)
Debt issuance costs	—	(15,390)
Dividends paid to stockholders	(304)	(1,502)
Payment of tax withholdings on equity-based compensation through shares withheld	(2,269)	(1,470)
Exercise of stock options	1,185	11
Net cash used in financing activities	(28,242)	(19,452)
Change in Cash and Cash Equivalents, including Restricted Cash	723	(34,324)
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	33,997	69,378
Cash and Cash Equivalents, including Restricted Cash—End of period	$34,720	$35,054
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$32,715	$33,132
Dividends declared, but unpaid	$124	$665

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash is recorded in other current assets in the accompanying unaudited condensed consolidated balance sheets. Restricted cash consists primarily of funds received from strategic partners for use in approved marketing and promotional activities.

	June 30,	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$33,452	$33,178
Restricted cash, included in other current assets	1,268	819
Total cash, cash equivalents and restricted cash	$34,720	$33,997

Property and Equipment—Net

During the three and six months ended June 30, 2018, the Company recorded approximately $7.3 million and $7.7 million, respectively, in asset write-offs primarily associated with certain rides and equipment.

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

ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contracts with customers; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the company satisfies the performance obligations. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Total revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) are presented net of sales-related taxes collected from guests and remitted or payable to government taxing authorities.

Admissions Revenue

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  As allowed by the practical expedient available to public companies under ASC 606, admission products with similar characteristics are analyzed using a portfolio approach for each separate park as the Company expects that the effects on the consolidated financial statements of applying this guidance to the portfolio does not differ materially from applying the guidance to individual contracts within the portfolio. For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park.  Annual passes, season passes or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products.  Attendance trends factor in seasonality and are adjusted based on actual trends periodically. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value first of the goods or services provided then received, whichever is more readily determinable. Amounts included within admissions revenue with an offset to either selling, general and administrative expenses or operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) related to bartered ticket transactions were $5.7 million and $8.6 million, respectively, for the three and six months ended June 30, 2018, and $6.5 million and $11.0 million, respectively, for the three and six months ended June 30, 2017.

Deferred revenue primarily includes revenue associated with pass products and contract liability balances related to licensing and international agreements collected in advance of the Company’s performance and expected to be recognized in future periods. At June 30, 2018, $10.5 million is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets related to the long-term portion of deferred revenue, of which $10.0 million relates to the Company’s international agreement, as discussed in the following section, which the Company expects to recognize over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.

The following table reflects the changes in deferred revenue for the six months ended June 30, 2018 and 2017:

	2018	2017
	(In thousands)
Deferred revenue, including long-term portion as of January 1,	$90,437	$89,400
Additions	487,511	440,220
Revenue recognized during the period	(407,440)	(370,222)
Other adjustments	(2,047)	(3,085)
Deferred revenue, including long-term portion as of June 30,	168,461	156,313
Less: Deferred revenue, long-term portion, included in other liabilities	10,475	10,559
Deferred revenue, short-term portion as of June 30,	$157,986	$145,754

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

Food, Merchandise and Other Revenue

Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented, including revenue related to the Company’s international agreements as discussed below.  The Company recognizes revenue for food, merchandise and other in-park products when the related products or services are received by the guests.  Certain admission products may also include bundled products at the time of purchase, such as culinary or merchandise items.  The Company conducts an analysis of bundled products to identify separate distinct performance obligations that are material in the context of the contract. For those products that are determined to be distinct performance obligations and material in the context of the contract, the Company allocates a portion of the transaction price to each distinct performance obligation using each performance obligation’s standalone price.  If the bundled product is related to a pass product and offered over time, revenue will be recognized over time accordingly.

International Agreements

In March 2017, the Company entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept and Preliminary Design Support Agreement (the “CDSA”) (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), a related party, to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). The Company analyzed the ZHG Agreements under ASC 606 and determined that the agreements should be combined for accounting purposes and the respective performance obligations should be combined into a single performance obligation which meets the criteria to be recognized over time.  Additionally, the services related to the agreements are provided ratably over the contract term, as such, the Company recognizes revenue under the ZHG Agreements on a straight line basis over the contractual term of the agreements including approximately $1.3 million and $2.5 million in the three and six months ended June 30, 2018, respectively, which is included in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). See further discussion in Note 9–Related Party Transactions.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has also received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $3.5 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2018.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed, which is expected to be upon opening of the park. The Company continually monitors performance on the contract and will make adjustments, if necessary. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

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

As of June 30, 2017, the Company determined a triggering event occurred that required an interim goodwill impairment test for its SeaWorld Orlando reporting unit. Based on the test results, the Company concluded that the SeaWorld Orlando reporting unit’s goodwill as of June 30, 2017 was fully impaired and recorded a non-cash goodwill impairment charge of $269.3 million in its unaudited condensed consolidated statement of comprehensive income (loss) during the three and six months ended June 30, 2017. Fair value for the SeaWorld Orlando reporting unit was determined using the income approach and represented a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of internal projections and unobservable measurement inputs.  The remaining goodwill balance of $66.3 million as of June 30, 2018 and December 31, 2017 on the accompanying unaudited condensed consolidated balance sheets relates to the Company’s Discovery Cove reporting unit.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Implemented Accounting Standards

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU gives companies the option to reclassify to retained earnings any tax effects related to items in accumulated other comprehensive income or loss that are stranded due to the Tax Cuts and Jobs Act (the “Tax Act”). Companies are able to early adopt this ASU in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Act related to items in accumulated other comprehensive income or loss are recognized. When adopted, the ASU requires all entities to make new disclosures, regardless of whether they elect to reclassify stranded amounts. Companies are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income or loss.  The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual reporting periods with early adoption permitted. On January 1, 2018, the Company elected to early adopt the ASU and applied the amendments in the period of adoption. As a result, the Company reclassified $1.1 million of “stranded” tax effects of the Tax Act from accumulated other comprehensive income (loss) to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet and the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity.  See Note 7–Derivative Instruments and Hedging Activities for additional disclosure.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 aims to improve reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of the hedge accounting guidance.  This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those annual reporting periods with early adoption permitted. For cash flow and net investment hedges existing as of the adoption date, the guidance requires a cumulative-effect adjustment as of the beginning of the fiscal year that an entity adopts the amendments; however, the presentation and disclosure guidance should be applied prospectively. The Company adopted ASU 2017-12 during the second quarter of 2018. The impact of the adoption was not material to the Company’s unaudited condensed consolidated financial statements; as a result, no

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cumulative effect adjustment to beginning retained earnings was required. See Note 7–Derivative Instruments and Hedging Activities for additional disclosure.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash–a Consensus of the FASB Emerging Issues Task Force. This ASU requires companies to include restricted cash balances with cash and cash equivalent balances in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted, and should be applied using a retrospective transition method. The Company adopted this standard on January 1, 2018 using the retrospective transition method.  The adoption of ASU 2016-18 decreased net cash used in investing activities and increased cash, cash equivalents and restricted cash by $0.8 million when compared to the previously reported amounts in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2017.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 simplifies the income tax accounting of intra-entity transfers of an asset other than inventory by requiring an entity to recognize the income tax effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. The Company adopted this standard on January 1, 2018 using a modified retrospective transition method. The adoption of ASU 2016-16 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Recently Issued Accounting Standards

On February 25, 2016, the FASB issued ASU 2016-02, Leases.  This ASU establishes a new lease accounting model that, for many companies, eliminates the concept of operating leases and requires entities to record right-of-use assets and lease liabilities on the balance sheet for certain types of leases. Lessees and lessors are also required to disclose qualitative and quantitative information about leasing arrangements to enable financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The ASU will be effective for annual periods beginning after December 15, 2018, and interim periods therein with early adoption permitted.  The Company is evaluating the timing of adoption of this guidance and currently expects to adopt this ASU on January 1, 2019.  The Company is still evaluating its lease arrangements and the impact of this ASU on its consolidated financial statements and related disclosures.  Based on its initial review, the Company expects its San Diego land lease, among other operating leases, to be recorded as a right-of-use asset with a corresponding lease liability, which could have a material effect on the Company’s consolidated balance sheet.  The Company does not expect the adoption of this ASU to have a material effect on its consolidated statements of comprehensive income (loss) or cash flows.  For more information regarding the Company’s commitments under long-term operating leases requiring annual minimum lease payments, refer to Note 15-Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows (in thousands, except per share data):

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2018			2017			2018			2017
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$22,697	86,399	$0.26	$(175,850)	85,745	$(2.05)	$(40,147)	86,305	$(0.47)	$(236,979)	85,560	$(2.77)
Effect of dilutive incentive-based awards		486			—			—			—
Diluted earnings (loss) per share	$22,697	86,885	$0.26	$(175,850)	85,745	$(2.05)	$(40,147)	86,305	$(0.47)	$(236,979)	85,560	$(2.77)

In accordance with the Earnings Per Share Topic of the ASC, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock). Shares of unvested restricted stock are eligible to receive dividends, if any; however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of formerly restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of unvested restricted shares, restricted stock units and certain shares of common stock that are issuable upon exercise of stock options. During the three months ended June 30, 2018, there were approximately 2,023,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share.  There were approximately 3,882,000 and 5,178,000 potentially dilutive shares excluded from the computation of diluted loss per share during the six months ended June 30, 2018 and 2017, respectively, and approximately 5,435,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three months ended June 30, 2017, as their effect would have been anti-dilutive due to the Company’s net loss in those periods.  The Company’s outstanding performance-vesting restricted awards of approximately 1,950,000 and 2,570,000 as of June 30, 2018 and 2017, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings (loss) per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2018 was 34.6% and 21.9%, respectively, and differs from the recently enacted statutory federal income tax rate of 21% primarily due to state income taxes and other permanent items primarily related to nondeductible settlement and equity-based compensation.  The Company’s consolidated effective tax rate for the three and six months ended June 30, 2017 was 27.4% and 31.3%, respectively, and differs from the previously effective statutory federal income tax rate of 35% primarily due to state income taxes and other permanent items, primarily related to nondeductible goodwill impairment and equity-based compensation.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2018 and December 31, 2017, consisted of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Accrued property taxes	$6,948	$1,280
Accrued interest	579	6,078
Self-insurance reserve	7,123	7,084
Other	18,051	5,170
Total other accrued expenses	$32,701	$19,612

As of June 30, 2018, other liabilities above include $11.5 million and $4.0 million related to proposed legal settlements, both further described in Note 10–Commitments and Contingencies.  As of December 31, 2017, accrued interest above includes $5.1 million relating to the Company’s fourth quarter 2017 interest payable on its Term B-2 Loans, which was paid on January 5, 2018.

6. LONG-TERM DEBT

Long-term debt as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Term B-5 Loans (effective interest rate of 5.09% and 4.69% at June 30, 2018 and December 31, 2017, respectively)	$985,827	$990,819
Term B-2 Loans (effective interest rate of 4.34% and 3.94% at June 30, 2018 and December 31, 2017, respectively)	547,365	554,227
Revolving credit facility (effective interest rate of 4.24% at December 31, 2017)	—	15,000
Total long-term debt	1,533,192	1,560,046
Less discounts	(7,780)	(8,685)
Less debt issuance costs	(7,639)	(9,045)
Less current maturities	(23,707)	(38,707)
Total long-term debt, net	$1,494,066	$1,503,609

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Existing Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).  On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment”), to its Existing Credit Agreement.  In connection with the Amendment, SEA borrowed $998.3 million of additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-3 loans (the “Term B-3 Loans”), with a principal amount equal to $244.7 million and a portion of the outstanding principal of the Term B-2 loans (the “Term B-2 Loans”), with a principal amount equal to $753.6 million, and pay other fees, costs and expenses in connection with the Amendment and related transactions. Additionally, pursuant to the Amendment, SEA terminated the existing revolving credit commitments and replaced them with a new tranche with an aggregate commitment amount of $210.0 million (the “Revolving Credit Facility”).

In connection with the issuance of the Term B-5 Loans, SEA recorded a discount of $5.0 million and debt issuance costs of $0.04 million during the six months ended June 30, 2017. Additionally, SEA wrote-off debt issuance costs of $8.0 million, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) during the six months ended June 30, 2017. See discussion in the Senior Secured Credit Facilities section which follows for further information.

Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying unaudited condensed consolidated balance sheets. Unamortized debt issuance costs and discounts for the Term B-5 Loans, Term B-2 Loans and Revolving Credit Facility were $10.9 million, $2.6 million and $1.9 million, respectively, at June 30, 2018. Unamortized debt issuance costs and discounts for the Term B-5 Loans, Term B-2 Loans and Revolving Credit Facility were $11.9 million, $3.3 million and $2.5 million, respectively, at December 31, 2017.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

Senior Secured Credit Facilities

As of June 30, 2018, the Senior Secured Credit Facilities consisted of $985.8 million in Term B-5 Loans which will mature on March 31, 2024, $547.4 million in Term B-2 Loans which will mature on May 14, 2020, and the $210.0 million Revolving Credit Facility, which was not drawn upon as of June 30, 2018.  The Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50.0 million and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans with an aggregate principal amount greater than $50.0 million. The outstanding balance under the Revolving Credit Facility was included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2017 due to the Company’s intent to repay the borrowings within the following twelve month period.

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

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. During the first quarter of 2017, the Company made a mandatory prepayment of approximately $6.3 million based on its excess cash flow calculation as of December 31, 2016. Approximately $3.5 million of the mandatory prepayment was accepted by the lenders and applied ratably to the Term B-2 and Term B-3 Loans prior to the Amendment on March 31, 2017, and the remainder of $2.8 million was applied as a voluntary prepayment to the Term B-2 Loans in the three months ended June 30, 2017. There were no mandatory prepayments made during the three or six months ended June 30, 2018.

As of June 30, 2018, SEA had approximately $21.3 million of outstanding letters of credit, leaving approximately $188.7 million available for borrowing.

Restrictive Covenants

The Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness; make guarantees; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in the nature of the business; and make prepayments of junior debt. The Senior Secured Credit Facilities also contain covenants requiring SEA to limit annual capital expenditures, and maintain a maximum total net leverage ratio and a minimum interest coverage ratio. All of the net assets of SEA and its consolidated subsidiaries are restricted and there are no unconsolidated subsidiaries of SEA.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Senior Secured Credit Facilities permit restricted payments in an aggregate amount per annum equal to the sum of (A) $25.0 million plus (B) an amount, if any, equal to (1) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment, is no greater than 3.50 to 1.00, an unlimited amount, (2) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 4.00 to 1.00 and greater than 3.50 to 1.00, the greater of (a) $95.0 million and (b) 7.50% of Market Capitalization (as defined in the Senior Secured Credit Facilities), (3) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 4.50 to 1.00 and greater than 4.00 to 1.00, $95.0 million and (4) if the total net leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 5.00 to 1.00 and greater than 4.50 to 1.00, $65.0 million.

As of June 30, 2018, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 4.35 to 1.00, which results in the Company having a $120 million capacity for restricted payments in 2018. The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter, as set forth above. The total net leverage ratio as calculated under the Senior Secured Credit Facilities is not permitted to be greater than 5.75 to 1.00 as of the last day of any fiscal quarter.

Long-term debt as of June 30, 2018 is repayable as follows, and does not include the impact of any future voluntary prepayments:

Years Ending December 31:	(In thousands)
2018	$11,853
2019	23,707
2020	536,763
2021	9,983
2022	9,983
Thereafter	940,903
Total	$1,533,192

Interest Rate Swap Agreements

As of June 30, 2018, the Company has five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; provide that the Company receives a variable rate of interest based upon the greater of 0.75% or the BBA LIBOR; and have interest settlement dates occurring on the last day of September, December, March and June through maturity.

SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 7–Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable was $43.7 million and $48.5 million in the six months ended June 30, 2018 and 2017, respectively. Cash paid for interest in the six months ended June 30, 2018 includes $5.1 million relating to the Company’s fourth quarter 2017 interest payable on its Senior Secured Credit Facilities which was paid on January 5, 2018. Cash paid for interest in the six months ended June 30, 2017 includes $12.9 million relating to the Company’s fourth quarter 2016 interest payable on its Senior Secured Credit Facilities which was paid on January 3, 2017.

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

As of June 30, 2018 and December 31, 2017, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and six months ended June 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of June 30, 2018, the Company has five Interest Rate Swap Agreements that mature on May 14, 2020, which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt.

The interest rate swap agreements are designated as cash flow hedges of interest rate risk. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $1.1 million will be reclassified as interest income.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	Asset Derivatives		Liability Derivatives
	As of June 30, 2018		As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	(In thousands)
Interest rate swap agreements	Other assets	$5,201	Other liabilities	$8,455
Total derivatives designated as hedging instruments		$5,201		$8,455

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships:	(In thousands)
Gain related to effective portion of derivatives recognized in accumulated other comprehensive income (loss)	$3,777	$2,130	$15,893	$9,768
(Loss) related to effective portion of derivatives reclassified from accumulated other comprehensive income (loss) to interest expense	$(383)	$(3,305)	$(2,234)	$(6,941)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2018, net of tax:

Gains (Losses) on Cash Flow Hedges
Accumulated other comprehensive income (loss):	(In thousands)
Accumulated other comprehensive loss at December 31, 2017	$(5,076)
Effects of adoption of ASU 2018-02	$(1,094)
Other comprehensive income before reclassifications	11,597
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,630)
Unrealized gain on derivatives, net of tax	9,967
Accumulated other comprehensive income at June 30, 2018	$3,797

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of June 30, 2018 and December 31, 2017. The fair value of the term loans as of June 30, 2018 and December 31, 2017 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2018.  The following table presents the Company’s estimated fair value measurements and related classifications for assets and liabilities measured on a recurring basis as of June 30, 2018:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2018
Assets:	(In thousands)
Derivative financial instruments (a)	$—	$5,201	$—	$5,201
Liabilities:
Long-term obligations (b)	$—	$1,533,192	$—	$1,533,192

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other assets of $5.2 million.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $23.7 million and long-term debt of $1.494 billion as of June 30, 2018.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2017. The Company did not have any assets measured on a recurring basis at fair value as of December 31, 2017. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2017:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2017
Liabilities:	(In thousands)
Derivative financial instruments (a)	$—	$8,455	$—	$8,455
Long-term obligations (b)	$—	$1,560,046	$—	$1,560,046

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $8.5 million.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $38.7 million and long-term debt of $1.504 billion as of December 31, 2017.

9. RELATED-PARTY TRANSACTIONS

ZHG Agreements

On May 8, 2017 an affiliate of ZHG Group, Sun Wise (UK) Co., LTD (“ZHG” or “Buyer”) acquired approximately 21% of the outstanding shares of common stock of the Company (the “ZHG Transaction”) from several limited partnerships (the “Seller”) ultimately owned by affiliates of the Blackstone Group L.P. (“Blackstone”) and certain co-investors, pursuant to a stock purchase agreement between ZHG and Seller (the “Stock Purchase Agreement”). In connection with the ZHG Transaction, Sellers reimbursed the Company for approximately $4.0 million of related costs and expenses incurred by the Company during fiscal year 2017.

In March 2017, the Company entered into the ZHG Agreements with an affiliate of ZHG Group.  In exchange for providing services under the ZHG Agreements, the Company is expected to receive fees as well as a travel stipend per year through 2019.  The Company recognizes revenue under the ZHG Agreements on a straight-line basis over the contractual term of the agreements including approximately $2.5 million and $1.3 million in the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, a receivable related to the ZHG Agreements of approximately $1.5 million was included in accounts receivable in the accompanying unaudited condensed consolidated balance sheet.  See further discussion related to the ZHG Agreements in Note 1–Description of the Business and Basis of Presentation.

10. COMMITMENTS AND CONTINGENCIES

Securities Class Action Lawsuits

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 and August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 17, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne―Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), then filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint, which the Court granted on March 31, 2016.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants.  The Court later denied a renewed motion to dismiss the Second Amended Complaint. In May 2017, Plaintiffs filed a motion for class certification which the Court granted on November 29, 2017.  On December 13, 2017, Defendants filed a petition for permission to appeal the Court’s class certification order with the United States Court of Appeals for the Ninth Circuit, which was denied on June 28, 2018. Discovery is currently ongoing with the trial scheduled for 2019.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al. v. SeaWorld Entertainment, Inc. et al., was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers (collectively, the “Defendants”).  The plaintiffs, which are investment funds managed by a common adviser (collectively, the “Plaintiffs”) allege, among other things, that the Defendants made false and misleading statements in violation of the federal securities laws regarding the impact of the documentary Blackfish on SeaWorld’s business.  The complaint further alleges that such statements were made to induce Plaintiffs to purchase common stock of the Company at artificially-inflated prices and that Plaintiffs suffered investment losses as a result.  The Plaintiffs are seeking unspecified compensatory damages and other relief.    The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., was filed in the Court of Chancery in the State of Delaware against, among others, the Chairman of the Company’s Board, certain of the Company’s executive officers, directors and shareholders, and Blackstone.  The Company is a “Nominal Defendant” in the lawsuit.  On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants.  The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price.  The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company.  The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf.  The case is currently stayed in favor of the securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al. described above.

Consumer Class Action Lawsuits

On March 25, 2015, a purported class action was filed in the United States District Court for the Southern District of California against the Company, captioned Holly Hall v. SeaWorld Entertainment, Inc., (the “Hall Matter”).  The complaint identifies three putative classes consisting of all consumers nationwide who at any time during the four-year period preceding the filing of the original complaint, purchased an admission ticket, a membership or a SeaWorld “experience” that includes an “orca experience” from the SeaWorld amusement park in San Diego, California, Orlando, Florida or San Antonio, Texas respectively.  The complaint alleges causes of action under California Unfair Competition Law, California Consumers Legal Remedies Act (“CLRA”), California False Advertising Law, California Deceit statute, Florida Unfair and Deceptive Trade Practices Act, Texas Deceptive Trade Practices Act, as well as claims for Unjust Enrichment.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its orcas, resulting in confusion or misunderstanding among ticket purchasers, and omitted material facts regarding its orcas with intent to deceive and mislead the plaintiff and purported class members.  The complaint further alleges that the specific misrepresentations heard and relied upon by Holly Hall in purchasing her SeaWorld tickets concerned the circumstances surrounding the death of a SeaWorld trainer.  The complaint seeks actual damages, equitable relief, attorney’s fees and costs.  Plaintiffs claim that the amount in controversy exceeds $5.0 million, but the liability exposure is speculative until the size of the class is determined (if certification is granted at all). In addition, four other purported class actions were filed against the Company and its affiliates. Such actions were subsequently dismissed or consolidated with the Hall Matter described above.

The Company filed a motion to dismiss the entirety of the plaintiffs’ Second Consolidated Amended Complaint (“SAC”) with prejudice on February 25, 2016.  The Court granted the Company’s motion to dismiss the entire SAC with prejudice and entered judgment for the Company on May 13, 2016.  Plaintiffs filed their notice of appeal to the United States Court of Appeals for the Ninth Circuit on June 10, 2016.  The appeal has been fully briefed and argued and the Company awaits the Court’s decision.

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc., (the “Anderson Matter”).  The putative class consisted of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  The complaint (as amended) alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its orcas, resulting in confusion or misunderstanding among ticket and orca plush purchasers with intent to deceive and mislead the plaintiffs and purported class members.  The complaint seeks actual damages, equitable relief, attorneys’ fees and costs.  Based on plaintiffs’ definition of the class, the amount in controversy exceeds $5.0 million, but the liability exposure is speculative.  On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a motion for summary judgment on October 30, 2017 which the Court granted in part and denied in part. All three named plaintiffs continue to have claims for individual restitution and injunctive relief. The case is in the preliminary stages of discovery.  On May 23, 2018, the Plaintiffs represented to the Court that they will not file a motion for class certification.  Trial is currently scheduled for October 2019.

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

In April 2018, the Company reached a preliminary agreement in principle to settle this matter for a payment of $11.5 million, plus certain administrative costs and expenses associated with the proposed settlement.  The proposed settlement is still subject to further documentation and court approval. The Company has accrued $11.5 million related to this proposed settlement in other accrued liabilities as of June 30, 2018 on the accompanying unaudited condensed consolidated balance sheet.

Other Matters

The Company is a party to various other claims and legal proceedings arising in the normal course of business. In addition, from time to time, the Company is subject to audits, inspections and investigations by, or receives requests for information from, various federal and state regulatory agencies, including, but not limited to, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS), the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA), the California Occupational Safety and Health Administration (Cal-OSHA), the Florida Fish & Wildlife Commission (FWC), the Equal Employment Opportunity Commission (EEOC), the Internal Revenue Service (IRS), the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC).

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

A Wells notice is not a formal allegation or a finding of wrongdoing by the Company. The Wells notice issued to the Company stated that the proposed action against the Company would allege violations of certain provisions of the U.S. federal securities laws. The Wells notice also stated that the Staff’s recommendation may involve various civil or administrative actions or proceedings, and may seek remedies that include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest and civil money penalties. The Company continues to cooperate with the SEC and responded through a Wells submission (the “Submission”) to the SEC setting forth the reasons why the Company believes no action should be commenced against it.

Following the Submission, the Company engaged in discussions with the Staff regarding a possible negotiated resolution of these matters and reached an agreement in principle with the Staff to settle, without admitting or denying, the potential charges against the Company arising out of the SEC’s investigation. The Company has recorded an estimated liability of $4.0 million related to this matter, which is included in other accrued liabilities as of June 30, 2018 and in selling, general and administrative expenses for the three and six months ended June 30, 2018 on the accompanying unaudited condensed consolidated financial statements. The Company and the Staff are working to document the proposed settlement, which is subject to approval by the SEC and there is no assurance that the settlement will be finalized and/or approved by the SEC or that any final settlement will not have different or additional terms.

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

License Agreement

On May 16, 2017, SEA entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  SEA’s principal commitments pursuant to the License Agreement include: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives.  The Company estimates the combined future obligations for all of these commitments could be up to approximately $105.0 million over the remaining term of the agreement.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. On May 2, 2018, the Company announced that it plans to open a new Sesame Land in SeaWorld Orlando in Spring of 2019.

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.

Anheuser-Busch, Incorporated (“ABI”) has granted the Company a perpetual, exclusive, worldwide, royalty-free license to use the Busch Gardens trademark and certain related domain names in connection with the operation, marketing, promotion and advertising of certain of the Company’s theme parks, as well as in connection with the production, use, distribution and sale of merchandise sold in connection with such theme parks. Under the license, the Company is required to indemnify ABI against losses related to the use of the marks.

11. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value.  The cost is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  The Company recognizes the impact of forfeitures as they occur.  The Company has granted stock options, time-vesting restricted shares, time-vesting restricted stock units, time-vesting deferred stock units, performance-vesting restricted shares and performance-vesting restricted stock units.

Total equity compensation expense was $5.9 million and $13.4 million for the three and six months ended June 30, 2018, respectively, and $11.9 million and $16.0 million for the three and six months ended June 30, 2017, respectively.  Equity compensation expense is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  Equity compensation expense for the three and six months ended June 30, 2018, includes approximately $1.0 million and $5.5 million, respectively, related to certain equity awards which were accelerated to vest in connection with the departure of certain executives as required by their respective employment agreements (see Note 13–Restructuring Programs and Other Separation Costs for further details).  In addition, equity compensation expense for the three and six months ended June 30, 2017, includes approximately $8.4 million related to certain of the Company’s performance-vesting restricted shares which vested in the second quarter of 2017 (see the 2.75x Performance Restricted shares section which follows for further details).  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of June 30, 2018 was approximately $30.2 million, which is expected to be recognized over the respective service periods.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The activity related to the Company’s time-vesting and performance-vesting awards during the six months ended June 30, 2018 is as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards		2.75x Performance Restricted shares
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	1,852,512	$17.09	805,245	$18.09	864,572	$18.50	616,793	$3.56
Granted	345,310	$17.35	707,981	$14.66	1,171,733	$15.04	—	—
Vested	(416,121)	$18.00	(69,221)	$18.07	(9,010)	$18.79	—	—
Forfeited	(538,345)	$17.79	(798,368)	$17.82	(718,464)	$17.81	(616,793)	$3.56
Outstanding at June 30, 2018	1,243,356	$16.56	645,637	$14.66	1,308,831	$15.78	—	—

The activity related to the Company’s stock option awards during the six months ended June 30, 2018 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,923,448	$18.78
Forfeited	(361,983)	$18.00
Expired	(1,493,409)	$19.46
Exercised	(64,590)	$18.34
Outstanding at June 30, 2018	1,003,466	$18.07	7.31	$3,762
Exercisable at June 30, 2018	578,604	$18.32	7.19	$2,025

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 9,330,000 shares are available for future issuance as of June 30, 2018.

Bonus Performance Restricted Awards

The annual bonus plan for 2018 (the “2018 Bonus Plan”) provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals with respect to Fiscal 2018, as defined by the 2018 Bonus Plan.  The total number of shares eligible to vest is based on the level of achievement of the targets for Fiscal 2018 which ranges from 0% (if below threshold performance) and up to 150% (at or above maximum performance).  Bonus Performance Restricted Units representing the total units that could be earned under the maximum performance level of achievement were granted during the six months ended June 30, 2018.

The Company also had an annual bonus plan for the fiscal year ended December 31, 2017 (“Fiscal 2017”), under which certain employees were eligible to vest in performance-vesting restricted shares (the “Bonus Performance Restricted Shares”) based upon the Company’s achievement of certain performance goals with respect to Fiscal 2017.  Based on the Company’s actual Fiscal 2017 results, approximately 9,000 of these Bonus Performance Restricted Shares vested in the six months ended June 30, 2018 and the remainder forfeited in accordance with their terms.

Long-Term Incentive Awards

The long-term incentive plan grants for 2018 (the “2018 Long-Term Incentive Grant”) were comprised of 1/3 time-vesting restricted units (the “Long-Term Incentive Time Restricted Units”) and 2/3 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units granted under the 2018 Long-Term Incentive Plan are expected to vest following the end of the three-year performance period beginning on January 1, 2018 and ending on December 31, 2020 based upon the Company’s achievement of specified performance goals for Fiscal 2020, as defined by the 2018 Long-Term Incentive Grant. The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) and up to 200% (for at or above maximum performance). For actual performance between the specified threshold, target and maximum levels, the resulting vesting percentage will be adjusted on a linear basis.

The 2018 Long-Term Incentive Grant provides additional incentive for early achievement of the Adjusted EBITDA target as follows: if the Company’s Fiscal 2020 Adjusted EBITDA target is achieved in 2018, 30% of target Long-Term Incentive Performance Restricted Units will be earned and delivered in 2019; if the Company’s Fiscal 2020 Adjusted EBITDA target is achieved in 2019, 20% of target Long-Term Incentive Performance Restricted Units will be earned and delivered in 2020, in each case subject to the overall maximum award of 200% of target. Long-Term Incentive Performance Restricted Units representing the total units that could be earned under the maximum performance level of achievement were granted during the six months ended June 30, 2018.

Other

The Company also has outstanding Long-Term Incentive Time Restricted shares, Long-Term Incentive Performance Restricted shares and Long-Term Incentive Options granted under previous long-term incentive plan grants.  During the six months ended June 30, 2018, a portion of the previously granted Long-Term Incentive Performance Restricted Shares related to completed performance periods vested, with the remainder forfeiting in accordance with their terms.  The remaining outstanding Long-Term Incentive Performance Restricted Shares are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, a portion of its performance-vesting restricted awards are considered probable of vesting as of June 30, 2018; therefore, equity compensation expense includes approximately $3.2 million and $5.3 million related to performance-vesting restricted awards in the three and six months ended June 30, 2018, respectively.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.  Total unrecognized equity compensation expense for all outstanding performance-vesting restricted awards not probable of vesting was approximately $10.7 million as of June 30, 2018.

Deferred Stock Units

During the three months ended June 30, 2018, the Company granted approximately 46,000 deferred stock units (“DSUs”) to certain members of its Board of Directors (the “Board”). Each DSU represents the right to receive one share of the Company’s common stock one year after the respective director leaves the Board.

2.75x Performance Restricted Shares

The Company had awarded under its previous incentive plans certain performance-vesting restricted shares (the “2.75x Performance Restricted shares”).  During the first quarter of 2017, the Company modified the 2.75x Performance Restricted shares to vest 60% upon the closing of the ZHG Transaction on May 8, 2017 (see Note 9–Related-Party Transactions).  The remaining outstanding unvested 2.75x Performance Restricted shares continued to be eligible to vest in accordance with their terms if the Seller had received additional proceeds from the Buyer sufficient to satisfy a 2.75x cumulative return multiple in the twelve month period following the

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

closing of the ZHG Transaction.  The period expired on May 8, 2018, as such, these shares forfeited in the three months ended June 30, 2018.

As the modification discussed above was based on a liquidity event, for accounting purposes, the 2.75x Performance Restricted shares were not considered probable of vesting until such time the ZHG Transaction was consummated.  In accordance with the guidance in ASC 718, Compensation-Stock Compensation, as the 2.75x Performance Restricted shares were not considered probable of vesting before or after the date of modification, the Company used the respective modification date fair value to record equity compensation expenses related to the modified shares when the liquidity event occurred. As a result, the Company recognized non-cash equity compensation expense related to all of the 2.75x Performance Restricted shares of approximately $8.4 million upon closing of the ZHG Transaction and paid cash accumulated dividends of approximately $1.3 million in the three months ended June 30, 2017.

12. STOCKHOLDERS’ EQUITY

As of June 30, 2018, 93,060,175 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 1,284,595 unvested shares of common stock and 1,913,229 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company.

Dividends

In 2016, the Board suspended the Company’s then existing quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, investments in new attractions, debt repayments or share repurchases.

As of June 30, 2018, the Company had approximately $0.1 million recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet related to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares, which were granted prior to the dividend suspension, carry dividend rights and therefore the dividends accumulate and will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.

Share Repurchase Program

The Board has authorized the repurchase of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

The Company has remaining authorization for up to $190.0 million for future repurchases under the Share Repurchase Program as of June 30, 2018.  There were no share repurchases during the three and six months ended June 30, 2018 and 2017.

13. RESTRUCTURING PROGRAMS AND OTHER SEPARATION COSTS

Restructuring Programs

On August 7, 2018, the Company announced a new restructuring program (the “2018 Restructuring Program”) focused on reducing costs, improving operating margins and streamlining its management structure to create efficiencies and better align with its strategic business objectives.  The 2018 Restructuring Program involves the elimination of approximately 125 positions during the third quarter of 2018 across the Company’s theme parks and its corporate headquarters. As a result, during the three and six months ended June 30, 2018, the Company recorded approximately $1.8 million in pre-tax restructuring charges primarily related to severance and other termination benefits, which is included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The Company expects to incur an additional $4.0 million in pre-tax restructuring charges in the third quarter of 2018 related to severance and other benefits associated with the 2018 Restructuring Program.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2017, the Company executed a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2017 Restructuring Program”). The 2017 Restructuring Program involved the elimination of approximately 350 positions across all of the Company’s theme parks and corporate headquarters. As a result, the Company recorded $5.2 million in pre-tax restructuring and other related costs associated with the 2017 Restructuring Program during fiscal year 2017. The Company does not expect to incur any additional costs associated with the 2017 Restructuring Program as all continuing service obligations were completed as of December 31, 2017.

The 2018 and 2017 Restructuring Program activity for the six months ended June 30, 2018 was as follows:

	2018 Restructuring Program	2017 Restructuring Program
Severance and Other Employment Expenses	(In thousands)
Liability as of December 31, 2017	$—	$1,234
Payments made	—	(807)
Costs incurred	1,750	—
Liability as of June 30, 2018	$1,750	$427

The remaining combined liability as of June 30, 2018 relates to restructuring and other related costs to be paid as contractually obligated by December 31, 2018 and is included in accrued salaries, wages and benefits in the accompanying unaudited condensed consolidated balance sheet.

Other Separation Costs

Restructuring and other separation costs for the three and six months ended June 30, 2018 also includes severance and other employment expenses for certain executives who stepped down from their respective positions during the first six months of 2018.  In particular, on February 27, 2018, the Company announced that its President and Chief Executive Officer (the “Former CEO”) had stepped down from his position and resigned as a member of the Board. In connection with his departure, the Former CEO received a lump sum cash payment of approximately $6.7 million in severance related expenses, in accordance with his employment agreement.  Certain other executives who separated from the Company during the first six months of 2018 also received severance related benefits of approximately $3.8 million in accordance with the terms of their respective employment agreements or relevant company plan, as applicable.  These severance expenses are included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018.

Additionally, during the three and six months ended June 30, 2018, certain equity awards were accelerated to vest in connection with the departure of specific executives as required by their respective employment agreements. As a result, the Company recorded incremental non-cash equity compensation expense related to these awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  See Note 11–Equity-Based Compensation for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.  Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Business Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of globally recognized brands, including SeaWorld, Busch Gardens, Aquatica, Sesame Place and Sea Rescue. Over our more than 50-year history, we have built a diversified portfolio of 12 highly differentiated theme parks and water parks that are grouped in key markets across the United States.  Many of our parks showcase our one-of-a-kind zoological collection and all of our parks feature a diverse array of thrill and family rides, shows, educational demonstrations and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission and per capita spending for culinary, merchandise and other in-park products. We define attendance as the number of guest visits. Attendance drives admissions revenue as well as total in-park spending. Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  The level of attendance in our theme parks is a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests, marketing and sales efforts, consumer confidence and external perceptions of our brands and reputation, among other factors beyond our control. Attendance patterns have significant seasonality, driven by the timing of holidays, school vacations and weather conditions; in addition, several of our theme parks are seasonal and only open for part of the year.

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission per capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix and the park attendance mix, among other factors. The admissions product mix, also referred to as the visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual passes or complimentary tickets and the park attendance mix is defined as the mix of theme parks visited. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing which on average is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park products and also includes other miscellaneous revenue not necessarily generated in our parks, which is not significant in the periods presented, including revenue related to our international agreements.  In-park per capita spending is primarily driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests (such as local, domestic or international guests) and the mix of in-park spending, among other factors.

See further discussion in the “Results of Operations” section which follows.  For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Costs and Expenses

The principal costs of our operations are employee salaries and benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include competitive wage pressures including minimum wage legislation, commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels.

In 2016, following a fundamental review of our cost structure, we announced a comprehensive cost optimization program that was originally expected to provide $40.0 million in savings by the end of 2018, which we have now realized.  On August 6, 2018, we announced that we have identified and are executing on $50.0 million in cost savings opportunities and are actively working to find additional cost savings opportunities. As part of these efforts, on August 7, 2018, we implemented a new restructuring program (the “2018 Restructuring Program”) focused on reducing costs, improving operating margins and streamlining our management structure to create efficiencies and better align with our strategic business objectives.  The 2018 Restructuring Program involves the elimination of approximately 125 positions during the third quarter of fiscal year 2018 across our theme parks and corporate headquarters. As a result, we recorded $1.8 million in pre-tax restructuring charges related to this program in the second quarter of 2018 and we expect to record an additional $4.0 million in the third quarter of 2018 which relates to severance and other expenses incurred in connection with the 2018 Restructuring Program.  See Note 13–Restructuring Programs and Other Separation Costs to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

For other factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Trends Affecting Our Results of Operations

Total attendance increased in the first half of 2018 by approximately 710,000 guests, or 8.0%, compared to the first half of 2017. We believe the improved attendance results from a combination of factors including the impact of new strategic pricing strategies, new marketing and communications initiatives and the anticipation and reception of our new rides, attractions and events.

As mentioned under “Principle Factors Affecting our Results of Operations”, attendance trends can be impacted by a variety of factors, including the external perceptions of our brands and reputation, which we believe in recent years impacted attendance at some of our parks.  Negative publicity can also impact our relationships with our business partners and ticket resellers.  For example, in July we were informed that one of our ticket resellers in the United Kingdom will discontinue selling SeaWorld-branded tickets beginning in July 2019.  Although we do not expect this decision to have a significant impact on our business nor do we currently consider this to be a material trend, we continue to monitor any such items that could impact attendance trends.  As a reminder, historically, aggregate attendance from the United Kingdom represents approximately 5% of our total annual attendance.

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

Recent Developments

License Agreement

On May 16, 2017, SeaWorld Parks and Entertainment, Inc., a wholly-owned subsidiary of the Company, entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  Among other commitments, the agreement makes it possible for a new Sesame Street land to be built in SeaWorld Orlando by Fall 2022.  On May 2, 2018, we announced that we plan to open the new Sesame Land in SeaWorld Orlando in Spring of 2019.

Leadership Changes

On February 26, 2018, Joel K. Manby (the “Former CEO”) stepped down from his position as President and Chief Executive Officer of the Company and resigned as a member of our Board of Directors.  In connection with his departure, the Former CEO received severance-related expenses in accordance with his employment agreement.

Certain other executives who separated from the Company during the first half of 2018 also received severance-related benefits in accordance with the terms of their respective employment agreements or relevant company plan, as applicable.  These expenses are included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Additionally, during the first six months of 2018, certain equity awards were accelerated to vest in connection with the departure of specific executives as required by their respective employment agreements. As a result, the Company recorded incremental non-cash equity compensation expense related to these awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  See Note 13–Restructuring Programs and Other Separation Costs and Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In March 2017, we entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept & Preliminary Design Support Agreement (the “CDSA”) with Zhonghong Holding, an affiliate of Zhonghong Zhuoye Group Co., Ltd., to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). Under the terms of the ECDA, we will work with Zhonghong Holding and a top theme park design company, to create and produce concept designs and development analysis for theme parks, water parks and interactive parks in the Territory. Under the terms of the CDSA, we will provide guidance, support, input, and expertise relating to the initial strategic planning, concept and preliminary design of Zhonghong Holding’s family entertainment and other similar centers.  See Note 9–Related Party Transactions to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

For a discussion of certain risks associated with our international development strategy, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended June 30, 2018 and 2017. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table presents key operating and financial information for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30,		Variance
	2018	2017	$	%
Summary Financial Data:	(Dollars in thousands, except per capita data)
Net revenues:
Admissions	$225,806	$224,951	$855	0.4%
Food, merchandise and other	166,115	148,799	17,316	11.6%
Total revenues	391,921	373,750	18,171	4.9%
Costs and expenses:
Cost of food, merchandise and other revenues	31,899	29,061	2,838	9.8%
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $2,667 and $3,918 for the three months ended June 30, 2018 and 2017, respectively)	190,100	189,269	831	0.4%
Selling, general and administrative (includes equity compensation of $3,225 and $7,988 for the three months ended June 30, 2018 and 2017, respectively)	71,003	69,152	1,851	2.7%
Goodwill impairment charges	—	269,332	(269,332)	NM
Restructuring and other separation costs	3,691	—	3,691	ND
Depreciation and amortization	40,018	39,500	518	1.3%
Total costs and expenses	336,711	596,314	(259,603)	(43.5%)
Operating income (loss)	55,210	(222,564)	277,774	NM
Other expense, net	(42)	83	(125)	NM
Interest expense	20,561	19,452	1,109	5.7%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	123	(123)	NM
Income (loss) before income taxes	34,691	(242,222)	276,913	NM
Provision for (benefit from) income taxes	11,994	(66,372)	78,366	NM
Net income (loss)	$22,697	$(175,850)	$198,547	NM
Other data:
Attendance	6,414	6,122	292	4.8%
Total revenue per capita	$61.10	$61.05	$0.05	0.1%

NM-Not Meaningful.

ND-Not Determinable.

Admissions revenue. Admissions revenue for the three months ended June 30, 2018 increased $0.9 million, or 0.4%, to $225.8 million as compared to $225.0 million for the three months ended June 30, 2017. The increase in admissions revenue was primarily a result of an overall increase in attendance of approximately 292,000 guests, or 4.8%, which was largely offset by a decline in admission per capita.  We believe the improved attendance results from a combination of factors including new pricing strategies, new marketing and communications initiatives and the reception of our new rides, attractions and events.  These factors were partially offset by negative impacts from unfavorable weather in the quarter and the earlier timing of the Easter holiday in 2018, which impacted the timing of spring break for a number of schools from our key markets. Total revenue per capita increased, when compared to the prior year period, primarily due to an increase in in-park per capita spending of 6.5%, as discussed below, which was largely offset by a decrease in admission per capita.  Admission per capita decreased by 4.2% to $35.21 for the second quarter of 2018 compared to $36.74 in the prior year quarter.  Among other factors, the decline results primarily from the impact of new pricing strategies and visitation mix when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2018 increased $17.3 million, or 11.6%, to $166.1 million as compared to $148.8 million for the three months ended June 30, 2017. The increase results from an increase in in-park per capita spending along with the impact of increased attendance.  In-park per capita spending increased by 6.5% to $25.90 in the second quarter of 2018 compared to $24.31 in the second quarter of 2017.  In-park per capita spending improved primarily due to the increased sales of in-park products, including culinary and other in-park offerings.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2018 increased by $2.8 million, or 9.8%, to $31.9 million as compared to $29.1 million for the three months ended June 30, 2017.  These costs represent 19.2% and 19.5% of the related revenue earned for the three months ended June 30, 2018 and 2017, respectively.

Operating expenses. Operating expenses for the three months ended June 30, 2018 increased slightly by $0.8 million, or 0.4%, to $190.1 million as compared to $189.3 million for the three months ended June 30, 2017. Operating expenses for the three months ended June 30, 2018 also includes $7.3 million related to non-cash fixed asset write-offs, compared to $0.7 million in the prior year quarter.  Operating expenses were 48.5% of total revenues for the three months ended June 30, 2018 compared to 50.6% for the three months ended June 30, 2017. The decrease as a percent of total revenue results primarily from a focus on cost efficiencies and the impact of cost savings initiatives.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 2018 increased $1.9 million, or 2.7%, to $71.0 million as compared to $69.2 million for the three months ended June 30, 2017. The increase primarily relates to an increase in marketing and legal costs, partially offset by a decline in equity compensation expense and salary costs.  The increase in legal costs primarily relates to a proposed settlement accrual of $4.0 million recorded in the second quarter of 2018.  The decrease in equity compensation expense of $4.8 million largely relates to certain performance shares which vested in the second quarter of 2017.  See Note 10–Commitments and Contingencies and Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.  As a percentage of total revenue, selling, general and administrative expenses were 18.1% in the three months ended June 30, 2018 compared to 18.5% in the three months ended June 30, 2017.

Goodwill impairment charges.  Goodwill impairment charges for the three months ended June 30, 2017 relates to the full impairment of the goodwill related to our SeaWorld Orlando reporting unit in the prior year quarter.  See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements.

Restructuring and other separation costs. Restructuring and other separation costs for the three months ended June 30, 2018 primarily relates to severance and other employment expenses for certain employees whose employment terminated during the second quarter of 2018 and also includes $1.8 million related to the 2018 Restructuring Program.  See Note 13–Restructuring Programs and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2018 increased $0.5 million, or 1.3%, to $40.0 million as compared to $39.5 million for the three months ended June 30, 2017.

Interest expense. Interest expense for the three months ended June 30, 2018 increased $1.1 million, or 5.7%, to $20.6 million as compared to $19.5 million for the three months ended June 30, 2017. The increase primarily relates to increased LIBOR rates when compared to the prior year period.  See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details on our long-term debt.

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

Provision for (benefit from) income taxes. The provision for income taxes in the three months ended June 30, 2018 was $12.0 million compared to a benefit from income taxes of $66.4 million for the three months ended June 30, 2017.  The change primarily resulted from pretax income in the second quarter of 2018 compared to a significant pretax loss in the second quarter of 2017, due primarily to the goodwill impairment charge taken in that quarter. Our consolidated effective tax rate was 34.6% for the three months ended June 30, 2018 compared to 27.4% for the three months ended June 30, 2017.  The effective tax rate increased due to changes in permanent items primarily related to nondeductible goodwill impairment and equity-based compensation and was partially offset by a decrease primarily due to the Tax Act reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table presents key operating and financial information for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended
	June 30,		Variance
	2018	2017	$	%
Summary Financial Data:	(Dollars in thousands, except per capita data)
Net revenues:
Admissions	$355,809	$340,040	$15,769	4.6%
Food, merchandise and other	253,278	220,067	33,211	15.1%
Total revenues	609,087	560,107	48,980	8.7%
Costs and expenses:
Cost of food, merchandise and other revenues	48,950	43,544	5,406	12.4%
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $4,230 and $4,854 for the six months ended June 30, 2018 and 2017, respectively)	345,573	346,593	(1,020)	(0.3%)
Selling, general and administrative (includes equity compensation of $9,207 and $11,166 for the six months ended June 30, 2018 and 2017, respectively)	134,527	121,570	12,957	10.7%
Goodwill impairment charges	—	269,332	(269,332)	NM
Restructuring and other separation costs	12,526	—	12,526	ND
Depreciation and amortization	78,448	78,367	81	0.1%
Total costs and expenses	620,024	859,406	(239,382)	(27.9%)
Operating loss	(10,937)	(299,299)	288,362	96.3%
Other income, net	21	(3)	24	NM
Interest expense	40,474	37,713	2,761	7.3%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	8,143	(8,143)	NM
Loss before income taxes	(51,432)	(345,152)	293,720	85.1%
Benefit from income taxes	(11,285)	(108,173)	96,888	89.6%
Net loss	$(40,147)	$(236,979)	$196,832	83.1%
Other data:
Attendance	9,638	8,928	710	8.0%
Total revenue per capita	$63.20	$62.74	$0.46	0.7%

NM-Not Meaningful.

ND-Not Determinable.

Admissions revenue. Admissions revenue for the six months ended June 30, 2018 increased $15.8 million, or 4.6%, to $355.8 million as compared to $340.0 million for the six months ended June 30, 2017. The increase in admissions revenue was primarily a result of an increase in attendance of approximately 710,000 guests, or 8.0%, partially offset by a decrease in admissions per capita when compared to the first half of 2017.  We believe the improved attendance results from a combination of factors including new pricing strategies, new marketing and communications initiatives and the anticipation and reception of our new rides, attractions and events.  These factors were partially offset by negative impacts from unfavorable weather in the first half of 2018 compared to the same period in 2017.  Total revenue per capita increased when compared to the prior year period primarily due to an increase in in-park per capita spending of 6.6%, as discussed below, which was largely offset by a decrease in admission per capita. Admission per capita decreased by 3.1% to $36.92 in the six months ended June 30, 2018 compared to $38.09 in the six months ended June 30, 2017.  The decline primarily results from the impact of new pricing strategies and visitation mix when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2018 increased $33.2 million, or 15.1%, to $253.3 million as compared to $220.1 million for the six months ended June 30, 2017. The increase results from an increase in attendance along with improvement in in-park per capita spending. In-park per capita spending increased by 6.6% to $26.28 in the six months ended June 30, 2018 compared to $24.65 in the six months ended June 30, 2017. In-park per capita spending improved primarily due to the increased sales of in-park products, particularly culinary among other in-park offerings.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2018 increased $5.4 million, or 12.4%, to $49.0 million as compared to $43.5 million for the six months ended June 30, 2017.  These costs represent 19.3% and 19.8% of the related revenue earned for the six months ended June 30, 2018 and 2017, respectively.

Operating expenses. Operating expenses for the six months ended June 30, 2018 decreased $1.0 million, or 0.3%, to $345.6 million as compared to $346.6 million for the six months ended June 30, 2017.  Operating expenses for the six months ended June 30, 2018 also includes $7.7 million related to non-cash fixed asset write-offs, compared to $0.9 million in the prior year period.   Operating expenses were 56.7% of total revenues for the six months ended June 30, 2018 compared to 61.9% for the six months ended June 30, 2017. The decrease as a percent of total revenue results primarily from a focus on cost efficiencies and the impact of cost savings initiatives.

Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 2018 increased $13.0 million, or 10.7%, to $134.5 million as compared to $121.6 million for the six months ended June 30, 2017.  The increase primarily relates to an increase in marketing and legal costs partially offset by a decrease in equity compensation expense and salary costs due in part to cost savings initiatives.  The increase in legal costs largely relates to a legal settlement accrual of $8.1 million recorded in the first quarter of 2018 and a proposed settlement accrual of $4.0 million recorded in the second quarter of 2018 (see Note 10–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements for further details).  As a percentage of total revenue, selling, general and administrative expenses were 22.1% in the six months ended June 30, 2018 compared to 21.7% in the six months ended June 30, 2017.

Goodwill impairment charges.  Goodwill impairment charges for the six months ended June 30, 2017 relates to the full impairment of the goodwill related to our SeaWorld Orlando reporting unit in the prior year period.  See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details.

Restructuring and other separation costs. Restructuring and other separation costs for the six months ended June 30, 2018 primarily relates to approximately $6.7 million in severance and other employment expenses for our Former CEO and also includes severance and other employment expenses of approximately $3.8 million for other employees whose employment terminated during the first half of 2018.  Restructuring and other separation costs also include approximately $1.8 million related to the 2018 Restructuring Program. See Note 13–Restructuring Programs and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2018 was relatively flat when compared to the six months ended June 30, 2017.

Interest expense. Interest expense for the six months ended June 30, 2018 increased $2.8 million, or 7.3%, to $40.5 million as compared to $37.7 million for the six months ended June 30, 2017. The increase primarily relates to increased LIBOR rates and the impact of Amendment 8 to our Senior Secured Credit Facilities entered into on March 31, 2017, partially offset by the impact of interest rate swap agreements. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

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

Benefit from income taxes. The benefit from income taxes in the six months ended June 30, 2018 was $11.3 million compared to a benefit of $108.2 million for the six months ended June 30, 2017.  The change primarily resulted from a significant decrease in pretax loss in the first six months of 2018 compared to the first six months of 2017.  Our consolidated effective tax rate was 21.9% for the six months ended June 30, 2018 compared to 31.3% for the six months ended June 30, 2017. The estimated annual effective tax rate decreased due to the Tax Act reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018 and a decrease in permanent items primarily related to nondeductible goodwill impairment and equity-based compensation, partially offset by an increase in projected annual state tax expense.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and could also include common stock dividends or share repurchases. As of June 30, 2018, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.4, due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. We typically operate with a working capital ratio less than 1 and we expect that we will continue to do so in the future. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs.

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

Pursuant to the Share Repurchase Program, we have approximately up to $190.0 million authorized and available for future repurchases as of June 30, 2018. There were no share repurchases during the three and six months ended June 30, 2018. See Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details.

Other

As of June 30, 2018, we have five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; and mature on May 14, 2020. See Note 6–Long-Term Debt and Note 7–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$126,814	$88,303
Net cash used in investing activities	(97,849)	(103,175)
Net cash used in financing activities	(28,242)	(19,452)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$723	$(34,324)

Cash Flows from Operating Activities

Net cash provided by operating activities was $126.8 million during the six months ended June 30, 2018 as compared to $88.3 million during the six months ended June 30, 2017.  The increase in net cash provided by operating activities was primarily impacted by improved operating performance.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the six months ended June 30, 2018 consisted primarily of capital expenditures of $97.4 million largely related to future attractions.

Net cash used in investing activities during the six months ended June 30, 2017 consisted primarily of $103.2 million of capital expenditures largely related to attractions that opened in 2017.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2018 results primarily from net repayments of $15.0 million on our revolving credit facility and $11.9 million on our long-term debt.

Net cash used in financing activities during the six months ended June 30, 2017 results primarily from net repayments on long-term debt of $16.8 million, $15.4 million of debt issuance costs paid in connection with Amendment No. 8 to our Senior Secured Credit Facilities, as defined below, and $1.5 million in cash dividends paid, partially offset by net draws of $15.6 million on our revolving credit facility. See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

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

As of June 30, 2018, our Senior Secured Credit Facilities consisted of $985.8 million in Term B-5 Loans which will mature on March 31, 2024 and $547.4 million in Term B-2 Loans which will mature on May 14, 2020 along with a $210.0 million senior secured Revolving Credit Facility, which was not drawn upon as of June 30, 2018.  The Revolving Credit Facility will mature on the earlier of (a) March 31, 2022 and (b) the 91st day prior to the earlier of (1) the maturity of the Term B-2 Loans with an aggregate principal amount greater than $50.0 million and (2) the maturity date of any indebtedness incurred to refinance the Term B-2 Loans with an aggregate principal amount greater than $50.0 million. As of June 30, 2018, SEA had approximately $21.3 million of outstanding letters of credit, leaving approximately $188.7 million available for borrowing.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning our long-term debt.

Covenant Compliance

As of June 30, 2018, SEA was in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

The credit agreement governing the Senior Secured Credit Facilities provides for certain events of default which, if any of them were to occur, would permit or require the principal of and accrued interest, if any, on the loans under the Senior Secured Credit Facilities to become or be declared due and payable (subject, in some cases, to specified grace periods).  Under the credit agreement governing the Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA.  The Senior Secured Credit Facilities defines “Adjusted EBITDA” as net income before interest expense, income tax expense, depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the Senior Secured Credit Facilities, subject to certain limitations.  Adjusted EBITDA as defined in the Senior Secured Credit Facilities is consistent with our reported Adjusted EBITDA.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning the calculation of the Total Leverage Ratio (as defined in the Senior Secured Credit Facilities). As of June 30, 2018, the Total Leverage Ratio as calculated under the Senior Secured Credit Facilities was 4.35 to 1.00, which resulted in a $120 million capacity for restricted payments in 2018. The amount available for share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter as set forth in Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance. The presentation of Adjusted EBITDA provides additional information to investors about the calculation of, and compliance with, certain financial covenants and other relevant metrics in the credit agreement governing the Senior Secured Credit Facilities.  Adjusted EBITDA is a material component of these covenants.  We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate companies in the industry.

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

The following table reconciles Adjusted EBITDA to net income (loss) for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited, in thousands)
Net income (loss)	$22,697	$(175,850)	$(40,147)	$(236,979)
Provision for (benefit from) income taxes	11,994	(66,372)	(11,285)	(108,173)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	123	—	8,143
Interest expense	20,561	19,452	40,474	37,713
Depreciation and amortization	40,018	39,500	78,448	78,367
Goodwill impairment charges(b)	—	269,332	—	269,332
Equity-based compensation expense (c)	5,892	11,906	13,437	16,020
Loss on impairment or disposal of assets (d)	7,256	696	7,651	913
Business optimization, development and strategic initiative costs (e)	3,535	3,240	15,000	6,292
Certain investment costs and franchise taxes	236	82	415	118
Other adjusting items (f)	5,430	2,112	13,509	2,112
Adjusted EBITDA	$117,619	$104,221	$117,502	$73,858

The credit agreement governing our Senior Secured Credit Facilities limits the amount of certain add-backs as described in footnotes (e), (f) and (g) below.  The following table summarizes the add-backs not included in Adjusted EBITDA calculation above due to limitations in our credit agreement:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Items not reflected in Adjusted EBITDA calculation above:	(Unaudited, in thousands)
Certain expenses over credit agreement limit (e)	$3,934	$—	$3,934	$—
Taxes related to other adjusting items (f)	$428	$1,295	$2,843	$1,295
Estimated savings over credit agreement limit (g)	$4,300	(g)	$8,000	(g)

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

(c)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation. For the three and six months ended June 30, 2018, includes approximately $1.0 million and $5.5 million, respectively, related to equity awards which were accelerated in connection with the departure of certain executives, as required by their respective employment agreements. For the three and six months ended June 30, 2017, includes $8.4 million associated with certain performance-vesting restricted shares which vested in the second quarter of 2017.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.

(d)	Reflects primarily non-cash expenses related to fixed asset write-offs. In the three and six months ended June 30, 2018, includes a write-off related to certain rides and equipment.
(e)

For the three and six months ended June 30, 2018, business optimization, development and other strategic initiative costs incurred related to: (i) $3.7 million and $12.5 million, respectively, of severance and other employment costs primarily associated with the departure of certain executives during the first and second quarters of 2018 (see Note 13–Restructuring Programs and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements for further details); (ii) $3.4 million and $5.4 million, respectively, of third party consulting costs; and (iii) $0.4 million and $1.0 million, respectively, of product and intellectual property development costs. However, due to limitations under the credit agreement governing our Senior Secured Credit Facilities, the amount which the Company is able to add back to Adjusted EBITDA for these costs, is limited to $15.0 million in any fiscal year. As such, the Adjusted EBITDA calculation for the three and six months ended June 30, 2018 does not reflect approximately $3.9 million of related costs due to these limitations.   The Company did not have any costs exceeding this limit in the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2017, reflects business optimization, development and other strategic initiative costs primarily composed of:  (i) $1.0 million and $2.7 million, respectively, of third party consulting costs and (ii) $2.2 million and $3.2 million, respectively, of product and intellectual property development costs.

(f)

Reflects the impact of certain expenses incurred primarily related to certain legal matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. The credit agreement allows these items to be excluded on an after-tax basis only; accordingly, these items are presented net of related taxes of approximately $0.4 million and $2.8 million in the three and six months ended June 30, 2018, respectively, and net of related taxes of approximately $1.3 million in the three and six months ended June 30, 2017.  For the three and six months ended June 30, 2018, includes $4.0 million related to a legal settlement accrual which is not expected to be tax deductible.

(g)

The credit agreement governing our Senior Secured Credit Facilities permits the Company’s calculations of Adjusted EBITDA to reflect, subject to certain limitations, estimated savings resulting from certain specified actions, including restructurings and cost savings initiatives.  The credit agreement limits the amount of such estimated savings which may be reflected in the calculation of Adjusted EBITDA to $10.0 million for any four consecutive fiscal quarters. As such, the Adjusted EBITDA calculation presented above does not reflect approximately $4.3 million and $8.0 million in the three and six months ended June 30, 2018, respectively, of net annualized estimated savings, as the Company added-back $10.0 million in estimated savings in its Adjusted EBITDA calculation in the fourth quarter of fiscal 2017 and has therefore exceeded the credit agreement limitation.  The estimated cost savings for the three and six months ended June 30, 2018 represent the net annualized estimated savings the Company expects to realize over the subsequent four quarters which were identified in 2018 related to savings initiatives resulting from certain specified actions taken in 2018.  These estimated savings are calculated net of the amount of actual benefits realized during such period for estimated savings added back in prior periods. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only that does not impact the Company’s reported GAAP net income (loss).  The Company has not prepared the calculation for the comparable periods presented.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $1.1 million will be reclassified as interest income.

After considering the impact of interest rate swap agreements, at June 30, 2018, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $533.2 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $5.7 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on February 28, 2018, except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed on May 9, 2018, and as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Financial distress experienced by our strategic partners or other counterparties could have an adverse impact on us.

We are party to numerous contracts of varying durations. Certain of our agreements are comprised of a mixture of firm and non-firm commitments, varying tenures and varying renewal terms, among other terms. There can be no guarantee that, upon the expiration of our contracts, we will be able to renew such contracts on terms as favorable to us, or at all.

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

We cannot provide any assurance that our strategic partners and other contractual counterparties will not become financially distressed or that such financially distressed strategic partners or counterparties will not default on their obligations to us or file for bankruptcy or other creditor protection. If one of such strategic partners or counterparties files for bankruptcy or other creditor protection, we may be unable to collect all, or even a significant portion, of amounts owed to us. Contracts with such strategic partners or counterparties could also be subject to renegotiation or rejection under applicable provisions of bankruptcy laws.  If any such contract is rejected, we would be left with a general unsecured claim against such contract counterparty’s bankruptcy estate.  The recovery rate on general unsecured claims is speculative and inherently uncertain, and it is possible that we may receive little to no recovery on account of such claim.  Accordingly, significant strategic partner and other counterparty defaults and bankruptcy filings could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

For example, in June 2017, the Company received a subpoena in connection with an investigation by the DOJ concerning certain disclosures and public statements made by the Company and certain individuals on or before August 2014 and trading in the Company’s securities.  The Company also has received subpoenas from the staff of the SEC in connection with these matters.  In addition, in April 2018, the Company received a written “Wells” notice from the SEC indicating that staff (the “Staff”) of the SEC has made a preliminary determination to recommend to the SEC that a civil enforcement action or administrative proceeding be brought against the Company.  The Company continues to cooperate with the SEC and responded through a Wells submission (the “Submission”) to the SEC setting forth the reasons why the Company believes no action should be commenced against it.  Following the Submission, the Company engaged in discussions with the Staff regarding a possible negotiated resolution of these matters and reached an agreement in principle with the Staff to settle, without admitting or denying, all potential charges against the Company arising out of the SEC’s investigation. In the second quarter of 2018, the Company recorded an estimated liability of $4.0 million related to this matter. The proposed settlement is subject to approval by the SEC and there is no assurance that the settlement will be finalized and/or approved by the SEC or that any final settlement will not have different or additional terms.

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

We may be unable to purchase or contract with third-party manufacturers for our theme park rides and attractions, or construction delays may occur and impact attraction openings.

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

We may also incur unanticipated construction delays in completing capital projects which could adversely affect ride or attraction opening dates which could impact our attendance or revenues.  Further, when rides and/or attractions have downtime and/or closures, our attendance or revenue could be adversely affected.

We are subject to scrutiny by activist and other third-party groups and media who can pressure governmental agencies, vendors, partners, and/or regulators, bring action in the courts or create negative publicity about us.

From time to time, animal activist and other third-party groups may make claims before government agencies, bring lawsuits against us, and/or attempt to generate negative publicity associated with our business. Such activities sometimes are based on allegations that we do not properly care for some of our animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of future claims and lawsuits that could be brought against us.   Even if not successful, these lawsuits can require deployment of company resources.

Negative publicity created by activists or the media could adversely affect our reputation and results of operations. At times, activists and other third-party groups have also attempted to generate negative publicity related to our relationships with our business partners, such as corporate sponsors, promotional partners, vendors, ticket resellers and others. These activities have led some ticket resellers to stop selling SeaWorld-branded tickets.  In addition, we have experienced increased media attention since 2014 extending to our relationships with some of our business partners, including recent attempts in the first quarter of 2018 by animal activists to generate negative publicity related to our relationships with ticket resellers in the United Kingdom, which resulted in a ticket reseller advising us that it has decided to cease selling SeaWorld-branded tickets beginning in July 2019.  Although sales from any particular ticket reseller may not constitute a significant portion of our ticket sales, we will attempt to find alternative distribution channels.  However, there can be no assurance that we will be successful or that those channels will be as successful or not have additional costs.  If we are unable to find cost effective alternative distribution channels, the loss of multiple ticket resellers could have a negative impact on our results of operations.

We may not realize the benefits of acquisitions or other strategic initiatives.

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. For example, on December 13, 2016, we announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its- kind marine life themed park on Yas Island. In addition, on March 24, 2017, we entered into a Park Exclusivity and Concept Design Agreement (“ECDA”) and a Center Concept & Preliminary Design Support Agreement (“CDSA”) with an affiliate of ZHG Group to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan,

Hong Kong and Macau. There is no assurance that the Miral partnership or any other expansion effort for our business, including without limitation the ECDA and the CDSA, will be successful. Any international transactions and partnerships are subject to additional risks, including foreign and U.S. regulations on the import and export of animals, the impact of economic fluctuations in economies outside of the United States, difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences, as well as political instability and lesser degree of legal protection in certain jurisdictions, currency exchange fluctuations and potentially adverse tax consequences of overseas operations. In addition, the success of any acquisitions depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.

The Company has a strategic plan to grow revenue and Adjusted EBITDA and, from time to time, identifies and executes on cost reduction opportunities.  There can be no assurances that we will be able to achieve the cost savings, grow our business or realize operational efficiencies.  See further discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Principal Factors Affecting Our Results of Operations―Costs and Expenses” included elsewhere in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the second quarter of 2018.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2018	April 30, 2018	—	—	—	$190,000,035
May 1, 2018	May 31, 2018	—	—	—	190,000,035
June 1, 2018	June 30, 2018	28,592	$22.22	—	190,000,035
		28,592		—	$190,000,035

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

10.1

Sixth Amended and Restated Outside Director Compensation Policy, effective April 11, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2018 (File No. 001-35883))

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: August 7, 2018	By: /s/ Marc G. Swanson
Marc G. Swanson
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2018	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Accounting Officer
(Principal Accounting Officer)