Form 10-Q
period 2018-09-30
SeaWorld Entertainment, Inc.
filed 2018-11-06
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had outstanding 87,781,171 shares of Common Stock, par value $0.01 per share as of November 1, 2018.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” “targeted” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$125,669	$33,178
Accounts receivable, net	66,842	38,400
Inventories	34,782	30,887
Prepaid expenses and other current assets	14,328	16,310
Total current assets	241,621	118,775
Property and equipment, at cost	3,069,523	2,952,074
Accumulated depreciation	(1,380,764)	(1,276,833)
Property and equipment, net	1,688,759	1,675,241
Goodwill, net	66,278	66,278
Trade names/trademarks, net	158,706	159,802
Other intangible assets, net	14,287	14,896
Deferred tax assets, net	22,813	32,820
Other assets	19,513	17,970
Total assets	$2,211,977	$2,085,782
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$107,721	$100,573
Current maturities of long-term debt	23,707	38,707
Accrued salaries, wages and benefits	24,779	14,554
Deferred revenue	108,021	79,554
Dividends payable	101	470
Other accrued liabilities	34,553	19,612
Total current liabilities	298,882	253,470
Long-term debt, net of debt issuance costs of $6,939 and $9,045 as of September 30, 2018 and December 31, 2017, respectively	1,489,289	1,503,609
Deferred tax liabilities, net	18,584	—
Other liabilities	31,886	41,237
Total liabilities	1,838,641	1,798,316
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 93,234,871 and 92,637,403 shares issued at September 30, 2018 and December 31, 2017, respectively	932	926
Additional paid-in capital	660,231	641,324
Accumulated other comprehensive income (loss)	4,946	(5,076)
Accumulated deficit	(137,902)	(194,837)
Treasury stock, at cost (6,519,773 shares at September 30, 2018 and December 31, 2017)	(154,871)	(154,871)
Total stockholders’ equity	373,336	287,466
Total liabilities and stockholders’ equity	$2,211,977	$2,085,782

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
Admissions	$279,873	$264,967	$635,682	$605,007
Food, merchandise and other	203,302	172,745	456,580	392,812
Total revenues	483,175	437,712	1,092,262	997,819
Costs and expenses:
Cost of food, merchandise and other revenues	36,062	31,988	85,012	75,532
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $2,119 and $976 for the three months ended September 30, 2018 and 2017, respectively, and $6,350 and $5,830 for the nine months ended September 30, 2018 and 2017, respectively)	198,781	194,802	544,354	541,395
Selling, general and administrative (includes equity compensation of $3,064 and $2,269 for the three months ended September 30, 2018 and 2017, respectively, and $12,270 and $13,435 for the nine months ended September 30, 2018 and 2017, respectively)	51,549	54,770	186,076	176,340
Goodwill impairment charges	—	—	—	269,332
Restructuring and other separation costs	3,866	5,100	16,392	5,100
Depreciation and amortization	41,187	42,230	119,635	120,597
Total costs and expenses	331,445	328,890	951,469	1,188,296
Operating income (loss)	151,730	108,822	140,793	(190,477)
Other income, net	(59)	(108)	(38)	(111)
Interest expense	19,500	20,160	59,974	57,873
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	—	—	8,143
Income (loss) before income taxes	132,289	88,770	80,857	(256,382)
Provision for (benefit from) income taxes	36,301	33,736	25,016	(74,437)
Net income (loss)	$95,988	$55,034	$55,841	$(181,945)
Other comprehensive income (loss):
Unrealized gain on derivatives, net of tax	1,149	2,006	11,116	3,704
Comprehensive income (loss)	$97,137	$57,040	$66,957	$(178,241)
Income (loss) per share:
Net income (loss) per share, basic	$1.11	$0.64	$0.65	$(2.12)
Net income (loss) per share, diluted	$1.10	$0.64	$0.64	$(2.12)
Weighted average common shares outstanding:
Basic	86,616	86,012	86,410	85,712
Diluted	87,542	86,284	87,029	85,712

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2017	92,637,403	$926	$641,324	$(194,837)	$(5,076)	$(154,871)	$287,466
Impact of adoption of ASU 2018-02	—	—	—	1,094	(1,094)	—	—
Equity-based compensation	—	—	18,620	—	—	—	18,620
Unrealized gain on derivatives, net of tax expense of $4,117	—	—	—	—	11,116	—	11,116
Vesting of restricted shares	582,128	6	(6)	—	—	—	—
Shares withheld for tax withholdings	(160,782)	(2)	(2,940)	—	—	—	(2,942)
Exercise of stock options	176,122	2	3,189	—	—	—	3,191
Adjustments to previous dividend declarations	—	—	44	—	—	—	44
Net income	—	—	—	55,841	—	—	55,841
Balance at September 30, 2018	93,234,871	$932	$660,231	$(137,902)	$4,946	$(154,871)	$373,336

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$55,841	$(181,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charges	—	269,332
Depreciation and amortization	119,635	120,597
Amortization of debt issuance costs and discounts	3,460	3,611
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	8,143
Loss on sale or disposal of assets, net	12,477	9,353
Deferred benefit from income tax	24,478	(74,437)
Equity-based compensation	18,620	19,265
Changes in assets and liabilities:
Accounts receivable	(36,806)	(17,448)
Inventories	(3,374)	(4,233)
Prepaid expenses and other current assets	2,866	6,452
Accounts payable and accrued expenses	8,649	5,327
Accrued salaries, wages and benefits	10,225	1,406
Deferred revenue	36,586	19,867
Other accrued liabilities	14,902	(451)
Other assets and liabilities	(101)	2,940
Net cash provided by operating activities	267,458	187,779
Cash Flows From Investing Activities:
Capital expenditures	(140,878)	(139,638)
Other investing activities	(349)	1,515
Net cash used in investing activities	(141,227)	(138,123)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	998,306
Repayments of long-term debt	(17,780)	(1,020,983)
Proceeds from draw on revolving credit facility	55,000	80,649
Repayments of revolving credit facility	(70,000)	(105,000)
Debt issuance costs	—	(15,390)
Dividends paid to stockholders	(325)	(1,535)
Payment of tax withholdings on equity-based compensation through shares withheld	(2,942)	(1,613)
Exercise of stock options	3,191	11
Net cash used in financing activities	(32,856)	(65,555)
Change in Cash and Cash Equivalents, including Restricted Cash	93,375	(15,899)
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	33,997	69,378
Cash and Cash Equivalents, including Restricted Cash—End of period	$127,372	$53,479
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$23,125	$19,835
Dividends declared, but unpaid	$101	$505

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California, and Busch Gardens theme parks in Tampa, Florida; and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); San Diego, California (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove) and a seasonal park in Langhorne, Pennsylvania (Sesame Place).

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

	September 30,	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$125,669	$33,178
Restricted cash, included in other current assets	1,703	819
Total cash, cash equivalents and restricted cash	$127,372	$33,997

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

Additionally, the Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value first of the goods or services provided then received, whichever is more readily determinable. Amounts included within admissions revenue with an offset to either selling, general and administrative expenses or operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) related to bartered ticket transactions were $4.3 million and $12.9 million, respectively, for the three and nine months ended September 30, 2018, and $4.2 million and $15.2 million, respectively, for the three and nine months ended September 30, 2017.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue primarily includes revenue associated with pass products and contract liability balances related to licensing and international agreements collected in advance of the Company’s performance and expected to be recognized in future periods. At September 30, 2018, $10.6 million is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets related to the long-term portion of deferred revenue, of which $10.0 million relates to the Company’s international agreement, as discussed in the following section, which the Company expects to recognize over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.

The following table reflects the changes in deferred revenue for the nine months ended September 30, 2018 and 2017:

	2018	2017
	(In thousands)
Deferred revenue, including long-term portion as of January 1,	$90,437	$89,400
Additions	749,321	674,171
Revenue recognized during the period	(717,912)	(650,804)
Other adjustments	(3,187)	(8,296)
Deferred revenue, including long-term portion as of September 30,	118,659	104,471
Less: Deferred revenue, long-term portion, included in other liabilities	10,638	10,548
Deferred revenue, short-term portion as of September 30,	$108,021	$93,923

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

International Agreements

In March 2017, the Company entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept and Preliminary Design Support Agreement (the “CDSA”) (collectively, the “ZHG Agreements”) with an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), a related party, to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). The Company analyzed the ZHG Agreements under ASC 606 and determined that the agreements should be combined for accounting purposes and the respective performance obligations should be combined into a single performance obligation which meets the criteria to be recognized over time.  Additionally, the services related to the agreements are provided ratably over the contract term, as such, the Company recognizes revenue under the ZHG Agreements on a straight line basis over the contractual term of the agreements including approximately $1.3 million and $3.8 million in the three and nine months ended September 30, 2018, respectively, which is included in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). See further discussion in Note 9–Related Party Transactions.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has also received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $3.6 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2018.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed, which is expected to be upon opening of the park. The Company continually monitors performance on the contract and will make adjustments, if necessary. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

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

As of June 30, 2017, the Company determined a triggering event occurred that required an interim goodwill impairment test for its SeaWorld Orlando reporting unit. Based on the test results, the Company concluded that the SeaWorld Orlando reporting unit’s goodwill as of June 30, 2017 was fully impaired and recorded a non-cash goodwill impairment charge of $269.3 million in its unaudited condensed consolidated statement of comprehensive income (loss) during the nine months ended September 30, 2017. Fair value for the SeaWorld Orlando reporting unit was determined using the income approach and represented a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of internal projections and unobservable measurement inputs.  The remaining goodwill balance of $66.3 million as of September 30, 2018 and December 31, 2017 on the accompanying unaudited condensed consolidated balance sheets relates to the Company’s Discovery Cove reporting unit.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash–a Consensus of the FASB Emerging Issues Task Force. This ASU requires companies to include restricted cash balances with cash and cash equivalent balances in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted, and should be applied using a retrospective transition method. The Company adopted this standard on January 1, 2018 using the retrospective transition method.  The adoption of ASU 2016-18 decreased net cash used in investing activities and increased cash, cash equivalents and restricted cash by $0.7 million when compared to the previously reported amounts in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2017.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use (“ROU”) assets and corresponding lease liabilities on the balance sheet. The new guidance will require the Company to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. Accounting by lessors will remain largely unchanged from current U.S. GAAP. Lessees and lessors are also required to disclose qualitative and quantitative information about leasing arrangements to enable financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842) Targeted Improvements.  ASU 2018-10 clarifies how to apply certain aspects of ASU 2016-02. ASU 2018-11 provides entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. These ASUs will be effective for annual periods beginning after December 15, 2018, and interim periods therein with early adoption permitted.  The Company plans on adopting these ASU’s (collectively, “ASC 842”) as of January 1, 2019.  The new standard also provides a number of optional provisions, known as practical expedients, which companies may elect to adopt to facilitate implementation. The Company expects to elect these practical expedients which, among other items, precludes the Company from needing to reassess 1) whether any expired or existing contracts are or contain leases, 2) the lease classification of any expired or existing leases, and 3) initial direct costs for any existing leases.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has been closely monitoring developments related to ASC 842 and continues to evaluate its impact on accounting and disclosure requirements.  The Company is currently finalizing an internal assessment and review of its existing lease arrangements.  Based on the results of this internal review to date, the Company expects its San Diego land lease, among other operating leases, to be recorded as right-of-use assets with corresponding lease liabilities, which are expected to have material effect on the Company’s consolidated balance sheet.  The Company does not expect the adoption of these ASUs to have a material effect on its consolidated statements of comprehensive income (loss) or cash flows.  For more information regarding the Company’s commitments under long-term operating leases requiring annual minimum lease payments, refer to Note 15–Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which clarifies, corrects and makes minor improvements to a wide variety of topics in the ASC. The amendments make the ASC easier to understand and apply by eliminating inconsistencies and providing clarifications. The transition and effective dates are based on the facts and circumstances of each amendment, with some amendments becoming effective upon issuance of the ASU, and others becoming effective for annual periods beginning after December 15, 2018. Included in this ASU are amendments to ASC 718-740, Compensation - Stock Compensation - Income Taxes, which clarify that an entity should recognize excess tax benefits in the period in which the amount of deduction is determined.  The Company is evaluating the effect of the amendments within ASU 2018-09, but does not expect a material impact on the Company's financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.  This ASU generally aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use.  The ASU also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements.  ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates certain disclosures related to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's disclosures.

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows:

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2018			2017			2018			2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$95,988	86,616	$1.11	$55,034	86,012	$0.64	$55,841	86,410	$0.65	$(181,945)	85,712	$(2.12)
Effect of dilutive incentive-based awards		926			272			619			—
Diluted earnings (loss) per share	$95,988	87,542	$1.10	$55,034	86,284	$0.64	$55,841	87,029	$0.64	$(181,945)	85,712	$(2.12)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of unvested restricted shares, restricted stock units and certain shares of common stock that are issuable upon exercise of stock options. There were no anti-dilutive shares of common stock excluded from the computation of diluted earnings per share during the three months ended September 30, 2018 and for the nine months ended September 30, 2018, there were approximately 1,736,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share.  During the three months ended September 30, 2017, there were approximately 4,180,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share.  During the nine months ended September 30, 2017, there were approximately 5,137,000 potentially dilutive shares excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive due to the Company’s net loss in that period.  The Company’s outstanding performance-vesting restricted awards of approximately 1,941,000 and 2,475,000 as of September 30, 2018 and 2017, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings (loss) per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2018 was 27.4% and 30.9%, respectively, and differs from the recently enacted statutory federal income tax rate of 21% primarily due to state income taxes and other permanent items including a nondeductible legal settlement and equity-based compensation.  The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2017 was 38.0% and 29.0%, respectively, and differs from the previously effective statutory federal income tax rate of 35% primarily due to state income taxes and other permanent items, including nondeductible goodwill impairment and equity-based compensation.

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

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2018 and December 31, 2017, consisted of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Accrued property taxes	$10,639	$1,280
Accrued interest	1,045	6,078
Self-insurance reserve	7,123	7,084
Other	15,746	5,170
Total other accrued expenses	$34,553	$19,612

As of September 30, 2018, other liabilities above include $11.5 million related to the EZPay plan lawsuit legal settlement, further described in Note 10–Commitments and Contingencies.  As of December 31, 2017, accrued interest above included $5.1 million relating to the Company’s fourth quarter 2017 interest payable on its Term B-2 Loans, which was paid on January 5, 2018.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Term B-5 Loans (effective interest rate of 5.24% and 4.69% at September 30, 2018 and December 31, 2017, respectively)	$983,331	$990,819
Term B-2 Loans (effective interest rate of 4.49% and 3.94% at September 30, 2018 and December 31, 2017, respectively)	543,935	554,227
Revolving credit facility (effective interest rate of 4.24% at December 31, 2017)	—	15,000
Total long-term debt	1,527,266	1,560,046
Less discounts	(7,331)	(8,685)
Less debt issuance costs	(6,939)	(9,045)
Less current maturities	(23,707)	(38,707)
Total long-term debt, net	$1,489,289	$1,503,609

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Existing Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).

On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment No. 8”), to its Existing Credit Agreement.  In connection with the Amendment No. 8, SEA borrowed $998.3 million of additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-3 loans (the “Term B-3 Loans”), with a principal amount equal to $244.7 million and a portion of the outstanding principal of the Term B-2 loans (the “Term B-2 Loans”), with a principal amount equal to $753.6 million, and pay other fees, costs and expenses in connection with the Amendment No. 8 and related transactions. Additionally, pursuant to the Amendment No. 8, SEA terminated the existing revolving credit commitments and replaced them with a new tranche of revolving credit commitments with an aggregate commitment amount of $210.0 million (the “Revolving Credit Facility”).

In connection with the issuance of the Term B-5 Loans as a result of Amendment No. 8, SEA recorded a discount of $5.0 million and debt issuance costs of $0.04 million during the nine months ended September 30, 2017. Additionally, SEA wrote-off debt issuance costs of $8.0 million, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) during the nine months ended September 30, 2017. See discussion in the Senior Secured Credit Facilities section which follows for further information.

Debt issuance costs and discounts are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying unaudited condensed consolidated balance sheets. Unamortized debt issuance costs and discounts for the Term B-5 Loans, Term B-2 Loans and Revolving Credit Facility were $10.4 million, $2.2 million and $1.6 million, respectively, at September 30, 2018. Unamortized debt issuance costs and discounts for the Term B-5 Loans, Term B-2 Loans and Revolving Credit Facility were $11.9 million, $3.3 million and $2.5 million, respectively, at December 31, 2017.

On October 31, 2018, SEA entered into another refinancing amendment, Amendment No. 9 (the “Amended Credit Agreement”), to its Existing Credit Agreement.  In connection with the Amended Credit Agreement, SEA borrowed $543.9 million of additional term loans (the “Additional Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-2 Loans, with a principal amount equal to $543.9 million, and pay other fees, costs and expenses in connection with the Amended Credit Agreement and related transactions.  Additionally, pursuant to the Amended Credit Agreement, SEA terminated the existing revolving credit commitments and replaced them with a new tranche of revolving credit commitments with an aggregate commitment amount of $210.0 million (the “New Revolving Credit Facility”) with a maturity date of October 31, 2023.

As of September 30, 2018, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Credit Facilities

As of September 30, 2018, prior to the Amended Credit Agreement, the Senior Secured Credit Facilities consisted of $983.3 million in Term B-5 Loans which will mature on March 31, 2024, $543.9 million in Term B-2 Loans which would have matured on May 14, 2020, and the $210.0 million Revolving Credit Facility, which was not drawn upon as of September 30, 2018.  The outstanding balance under the Revolving Credit Facility was included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2017 due to the Company’s intent to repay the borrowings within the following twelve month period.

Prior to the Amended Credit Agreement, the Term B-5 Loans amortized in equal quarterly installments in an aggregate annual amount equal to approximately 1.0% of the original principal amount of the Term B-5 Loans on March 31, 2017, with the balance due on the final maturity date of March 31, 2024. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

SEA is required to prepay the outstanding Term B-5 Loans, subject to certain exceptions, with

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

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. During the first quarter of 2017, the Company made a mandatory prepayment of approximately $6.3 million based on its excess cash flow calculation as of December 31, 2016. Approximately $3.5 million of the mandatory prepayment was accepted by the lenders and applied ratably to the Term B-2 and Term B-3 Loans prior to the Amendment No. 8 on March 31, 2017, and the remainder of $2.8 million was applied as a voluntary prepayment to the Term B-2 Loans in the quarter ended June 30, 2017. There were no mandatory prepayments made during the three or nine months ended September 30, 2018.

As of September 30, 2018, SEA had approximately $21.3 million of outstanding letters of credit, leaving approximately $188.7 million available for borrowing under the Revolving Credit Facility.

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

The Senior Secured Credit Facilities prior to the Amended Credit Agreement also contained covenants requiring SEA to limit annual capital expenditures, and maintain a maximum total net leverage ratio and a minimum interest coverage ratio. Following SEA’s entry into the Amended Credit Agreement, such financial covenants on the Term B-5 Loans were removed.  The New Revolving Credit Facility requires that SEA comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the New Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the New Revolving Credit Facility.

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

As of September 30, 2018, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 3.40 to 1.00.  The amount available for dividend declarations, share repurchases and certain other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter, as set forth above.

Long-term debt as of September 30, 2018 is repayable as follows, not including the impact of the Amended Credit Agreement or any future voluntary prepayments:

Years Ending December 31:	(In thousands)
2018	$5,927
2019	23,707
2020	536,763
2021	9,983
2022	9,983
Thereafter	940,903
Total	$1,527,266

Interest Rate Swap Agreements

As of September 30, 2018, the Company has five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; provide that the Company receives a variable rate of interest based upon the greater of 0.75% or the BBA LIBOR; and have interest settlement dates occurring on the last day of September, December, March and June through maturity.

SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 7–Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable was $61.8 million and $67.3 million in the nine months ended September 30, 2018 and 2017, respectively. Cash paid for interest in the nine months ended September 30, 2018 includes $5.1 million relating to the Company’s fourth quarter 2017 interest payable on its Senior Secured Credit Facilities which was paid on January 5, 2018. Cash paid for interest in the nine months ended September 30, 2017 includes $12.9 million relating to the Company’s fourth quarter 2016 interest payable on its Senior Secured Credit Facilities which was paid on January 3, 2017.

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

As of September 30, 2018 and December 31, 2017, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of September 30, 2018, the Company has five Interest Rate Swap Agreements that mature on May 14, 2020, which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt.

The interest rate swap agreements are designated as cash flow hedges of interest rate risk. The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $2.8 million will be reclassified as interest income.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	Asset Derivatives		Liability Derivatives
	As of September 30, 2018		As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	(In thousands)
Interest rate swap agreements	Other assets	$6,774	Other liabilities	$8,455
Total derivatives designated as hedging instruments		$6,774		$8,455

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships:	(In thousands)
Gain related to effective portion of derivatives recognized in accumulated other comprehensive income (loss)	$1,875	$6,298	$17,768	$16,066
(Loss) related to effective portion of derivatives reclassified from accumulated other comprehensive income (loss) to interest expense	$(301)	$(2,957)	$(2,535)	$(9,897)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2018, net of tax:

		Gains (Losses) on Cash Flow Hedges
Accumulated other comprehensive income (loss):		(In thousands)
Accumulated other comprehensive loss at December 31, 2017		$(5,076)
Effects of adoption of ASU 2018-02		(1,094)
Other comprehensive income before reclassifications	12,966
Amounts reclassified from accumulated other comprehensive income to interest expense	(1,850)
Unrealized gain on derivatives, net of tax		11,116
Accumulated other comprehensive income at September 30, 2018		$4,946

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-2 Loans and Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of September 30, 2018 and December 31, 2017. The fair value of the term loans as of September 30, 2018 and December 31, 2017 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2018.  The following table presents the Company’s estimated fair value measurements and related classifications for assets and liabilities measured on a recurring basis as of September 30, 2018:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2018
Assets:	(In thousands)
Derivative financial instruments (a)	$—	$6,774	$—	$6,774
Liabilities:
Long-term obligations (b)	$—	$1,527,266	$—	$1,527,266

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other assets of $6.8 million.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $23.7 million and long-term debt of $1.489 billion as of September 30, 2018.

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

9. RELATED-PARTY TRANSACTIONS

ZHG Agreements

On May 8, 2017 an affiliate of ZHG Group, Sun Wise (UK) Co., LTD (“ZHG”) acquired approximately 21% of the outstanding shares of common stock of the Company (the “ZHG Transaction”) from several limited partnerships (the “Seller”) ultimately owned by affiliates of the Blackstone Group L.P. (“Blackstone”) and certain co-investors, pursuant to a stock purchase agreement between ZHG and Seller. In connection with the ZHG Transaction, Sellers reimbursed the Company for approximately $4.0 million of related costs and expenses incurred by the Company during fiscal year 2017.

In March 2017, the Company entered into the ZHG Agreements with an affiliate of ZHG Group.  In exchange for providing services under the ZHG Agreements, the Company is expected to receive fees as well as a travel stipend per year through 2019.  The Company recognizes revenue under the ZHG Agreements on a straight-line basis over the contractual term of the agreements including approximately $1.3 million and $3.8 million, respectively, in the three and nine months ended September 30, 2018 and $2.6 million in the three and nine months ended September 30, 2017. See further discussion related to the ZHG Agreements in Note 1–Description of the Business and Basis of Presentation.

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

The Company filed a motion to dismiss the entirety of the plaintiffs’ Second Consolidated Amended Complaint (“SAC”) with prejudice on February 25, 2016.  The Court granted the Company’s motion to dismiss the entire SAC with prejudice and entered judgment for the Company on May 13, 2016. Plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit which issued an order affirming the dismissal of the Plaintiff’s case.  The plaintiffs have agreed not to appeal any further in exchange for the Company’s agreement to waive any potential entitlement to costs.

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

In April 2018, the Company reached a preliminary agreement in principle to settle this matter for a payment of $11.5 million, plus certain administrative costs and expenses associated with the proposed settlement.  The proposed settlement is still subject to further documentation and court approval. The Company has accrued $11.5 million related to this proposed settlement in other accrued liabilities as of September 30, 2018 in the accompanying unaudited condensed consolidated balance sheet.

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

During the three months ended September 30, 2018, the Company reached a settlement with the SEC relating to a previously disclosed SEC investigation. In connection with the settlement, without admitting or denying the substantive allegations in the SEC’s complaint, the Company agreed to the entry of a final judgment ordering the Company to pay a civil penalty of $4.0 million and enjoining the Company from violation of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder. The settlement was approved by the U.S. District Court for the Southern District of New York on September 24, 2018.  The settlement is recorded in selling, general and administrative expenses for the nine months ended September 30, 2018 in the Company’s unaudited condensed consolidated financial statements.

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

License Agreements

On May 16, 2017, SEA entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  SEA’s principal commitments pursuant to the License Agreement include: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined (a “Standalone Park”); (ii) building a new Sesame Land in SeaWorld Orlando by Fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives.  The Company estimates the combined future obligations for all of these commitments could be up to approximately $90.0 million over the remaining term of the agreement.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.

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

San Diego Hotel Project

On January 22, 2018, the Company and Evans Hotel entered into a Limited Liability Company Agreement to develop, own and operate a hotel project (the “San Diego Hotel Project”) to be located on land that the Company leases from the City of San Diego.  In September 2018, the Company elected not to proceed with the San Diego Hotel Project and terminated the agreement.  As a result, the Company recorded a loss of approximately $2.8 million primarily related to expenses incurred and fees associated with termination of the agreement, which was recorded in operating expenses in the three and nine months ended September 30, 2018 in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

Total equity compensation expense was $5.2 million and $18.6 million for the three and nine months ended September 30, 2018, respectively, and $3.2 million and $19.3 million for the three and nine months ended September 30, 2017, respectively.  Equity compensation expense is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  Equity compensation expense for the nine months ended September 30, 2018, includes approximately $5.5 million related to certain equity awards which were accelerated to vest in connection with the departure of certain executives as required by their respective employment agreements (see Note 13–Restructuring Programs and Other Separation Costs for further details).  Equity compensation expense for the nine months ended September 30, 2017, includes approximately $8.4 million related to certain of the Company’s performance-vesting restricted shares which vested in the second quarter of 2017 (see the 2.75x Performance Restricted shares section which follows for further details).  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of September 30, 2018 was approximately $25.5 million, which is expected to be recognized over the respective service periods.

The activity related to the Company’s time-vesting and performance-vesting awards during the nine months ended September 30, 2018 is as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards		2.75x Performance Restricted shares
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	1,852,512	$17.09	805,245	$18.09	864,572	$18.50	616,793	$3.56
Granted	345,310	$17.35	726,501	$14.85	1,171,733	$15.04	—	—
Vested	(503,043)	$17.15	(69,221)	$18.07	(9,010)	$18.79	—	—
Forfeited	(554,956)	$17.74	(815,330)	$17.75	(733,763)	$17.74	(616,793)	$3.56
Outstanding at September 30, 2018	1,139,823	$16.83	647,195	$14.87	1,293,532	$15.79	—	—

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The activity related to the Company’s stock option awards during the nine months ended September 30, 2018 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,923,448	$18.78
Forfeited	(368,373)	$18.01
Expired	(1,493,902)	$19.46
Exercised	(176,122)	$18.12
Outstanding at September 30, 2018	885,051	$18.08	7.07	$11,815
Exercisable at September 30, 2018	493,318	$18.22	6.96	$6,518

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 9,360,000 shares are available for future issuance as of September 30, 2018.

Bonus Performance Restricted Awards

The annual bonus plan for 2018 (the “2018 Bonus Plan”) provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals with respect to Fiscal 2018, as defined by the 2018 Bonus Plan.  The total number of shares eligible to vest is based on the level of achievement of the targets for Fiscal 2018 which ranges from 0% (if below threshold performance) and up to 150% (at or above maximum performance).  Bonus Performance Restricted Units representing the total units that could be earned under the maximum performance level of achievement were granted during the nine months ended September 30, 2018.

The Company also had an annual bonus plan for the fiscal year ended December 31, 2017 (“Fiscal 2017”), under which certain employees were eligible to vest in performance-vesting restricted shares (the “Bonus Performance Restricted Shares”) based upon the Company’s achievement of certain performance goals with respect to Fiscal 2017.  Based on the Company’s actual Fiscal 2017 results, approximately 69,000 of these Bonus Performance Restricted Shares vested in the nine months ended September 30, 2018 and the remainder forfeited in accordance with their terms.

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

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units granted under the 2018 Long-Term Incentive Grant are expected to vest following the end of the three-year performance period beginning on January 1, 2018 and ending on December 31, 2020 based upon the Company’s achievement of specified performance goals for Fiscal 2020, as defined by the 2018 Long-Term Incentive Grant. The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) and up to 200% (for at or above maximum performance). For actual performance between the specified threshold, target and maximum levels, the resulting vesting percentage will be adjusted on a linear basis.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2018 Long-Term Incentive Grant provides additional incentive for early achievement of the Adjusted EBITDA target as follows: if the Company’s Fiscal 2020 Adjusted EBITDA target is achieved in 2018, 30% of target Long-Term Incentive Performance Restricted Units will be earned and delivered in 2019; if the Company’s Fiscal 2020 Adjusted EBITDA target is achieved in 2019, 20% of target Long-Term Incentive Performance Restricted Units will be earned and delivered in 2020, in each case subject to the overall maximum award of 200% of target. Long-Term Incentive Performance Restricted Units representing the total units that could be earned under the maximum performance level of achievement were granted during the nine months ended September 30, 2018.

Other

The Company also has outstanding Long-Term Incentive Time Restricted shares, Long-Term Incentive Performance Restricted shares and Long-Term Incentive Options granted under previous long-term incentive plan grants.  During the nine months ended September 30, 2018, a portion of the previously granted Long-Term Incentive Performance Restricted Shares related to completed performance periods vested, with the remainder forfeiting in accordance with their terms.  The remaining outstanding Long-Term Incentive Performance Restricted Shares are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, a portion of its performance-vesting restricted awards are considered probable of vesting as of September 30, 2018; therefore, equity compensation expense includes approximately $2.8 million and $8.0 million related to performance-vesting restricted awards in the three and nine months ended September 30, 2018, respectively.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.  Total unrecognized equity compensation expense for all outstanding performance-vesting restricted awards not probable of vesting was approximately $10.0 million as of September 30, 2018.

Deferred Stock Units

During the nine months ended September 30, 2018, the Company granted approximately 46,000 deferred stock units (“DSUs”) to certain members of its Board of Directors (the “Board”). Each DSU represents the right to receive one share of the Company’s common stock one year after the respective director leaves the Board.

2.75x Performance Restricted Shares

The Company had awarded under its previous incentive plans certain performance-vesting restricted shares (the “2.75x Performance Restricted shares”).  During the first quarter of 2017, the Company modified certain 2.75x Performance Restricted shares to vest 60% upon the closing of the ZHG Transaction on May 8, 2017 (see Note 9–Related-Party Transactions).  The remaining outstanding unvested 2.75x Performance Restricted shares continued to be eligible to vest in accordance with their terms if the Seller had received additional proceeds from ZHG sufficient to satisfy a 2.75x cumulative return multiple in the twelve month period following the closing of the ZHG Transaction.  The period expired on May 8, 2018; as such, these shares forfeited in the second quarter of 2018.

As the modification discussed above was based on a liquidity event, for accounting purposes, the 2.75x Performance Restricted shares were not considered probable of vesting until such time the ZHG Transaction was consummated.  In accordance with the guidance in ASC 718, Compensation-Stock Compensation, as the 2.75x Performance Restricted shares were not considered probable of vesting before or after the date of modification, the Company used the respective modification date fair value to record equity compensation expense related to the modified shares when the liquidity event occurred. As a result, the Company recognized non-cash equity compensation expense related to all of the 2.75x Performance Restricted shares of approximately $8.4 million upon closing of the ZHG Transaction and paid cash accumulated dividends of approximately $1.3 million in the second quarter of 2017.

12. STOCKHOLDERS’ EQUITY

As of September 30, 2018, 93,234,871 shares of common stock were issued on the accompanying unaudited condensed consolidated balance sheet, which excludes 1,184,400 unvested shares of common stock and 1,896,150 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 6,519,773 shares of treasury stock held by the Company.

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

As of September 30, 2018, the Company had approximately $0.1 million recorded as dividends payable in the accompanying unaudited condensed consolidated balance sheet related to unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares, which were granted prior to the dividend suspension, carry dividend rights and therefore the dividends accumulate and will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.

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

The Company has remaining authorization for up to $190.0 million for future repurchases under the Share Repurchase Program as of September 30, 2018.  There were no share repurchases during the three and nine months ended September 30, 2018 and 2017.

13. RESTRUCTURING PROGRAMS AND OTHER SEPARATION COSTS

Restructuring Programs

On August 7, 2018, the Company announced a new restructuring program (the “2018 Restructuring Program”) focused on reducing costs, improving operating margins and streamlining its management structure to create efficiencies and better align with its strategic business objectives.  The 2018 Restructuring Program involved the elimination of approximately 125 positions during the third quarter of 2018 across the Company’s theme parks and its corporate headquarters. As a result, during the three and nine months ended September 30, 2018, the Company recorded approximately $3.8 million and $5.5 million, respectively, in pre-tax restructuring charges primarily related to severance and other termination benefits, which is included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

The 2018 and 2017 Restructuring Program activity for the nine months ended September 30, 2018 was as follows:

	2018 Restructuring Program	2017 Restructuring Program
Severance and Other Employment Expenses	(In thousands)
Liability as of December 31, 2017	$—	$1,234
Costs incurred	5,548	—
Payments made	(1,577)	(1,040)
Liability as of September 30, 2018	$3,971	$194

The remaining combined liability as of September 30, 2018 primarily relates to restructuring and other related costs to be paid as contractually obligated by December 31, 2018 and is included in accrued salaries, wages and benefits in the accompanying unaudited condensed consolidated balance sheet.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Separation Costs

Restructuring and other separation costs for the nine months ended September 30, 2018 also includes severance and other employment expenses for certain executives who stepped down from their respective positions during 2018.  In particular, on February 27, 2018, the Company announced that its President and Chief Executive Officer (the “Former CEO”) had stepped down from his position and resigned as a member of the Board. In connection with his departure, the Former CEO received a lump sum cash payment of approximately $6.7 million in severance related expenses, in accordance with his employment agreement.  Certain other executives who separated from the Company during the first half of 2018 also received severance related benefits of approximately $3.8 million in accordance with the terms of their respective employment agreements or relevant company plan, as applicable.  These severance expenses are included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2018.

Additionally, during the nine months ended September 30, 2018, certain equity awards were accelerated to vest in connection with the departure of specific executives as required by their respective employment agreements. As a result, the Company recorded incremental non-cash equity compensation expense related to these awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  See Note 11–Equity-Based Compensation for further details.

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

Principal Factors Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission and per capita spending for culinary, merchandise and other in-park products. We define attendance as the number of guest visits. Attendance drives admissions revenue as well as total in-park spending. Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  The level of attendance in our theme parks is a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests, marketing and sales efforts, awareness of park offerings, consumer confidence and external perceptions of our brands and reputation, among other factors beyond our control. Attendance patterns have significant seasonality, driven by the timing of holidays, school vacations and weather conditions; in addition, several of our theme parks are seasonal and only open for part of the year.

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

Costs and Expenses

The principal costs of our operations are employee wages and benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include competitive wage pressures including minimum wage legislation, commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels, among other factors.

On August 6, 2018, we announced that we have identified and are executing on $50.0 million in cost savings opportunities and are actively working to find additional cost savings opportunities. As part of these efforts, on August 7, 2018, we implemented a new restructuring program (the “2018 Restructuring Program”) focused on reducing costs, improving operating margins and streamlining our management structure to create efficiencies and better align with our strategic business objectives.  The 2018 Restructuring Program involved the elimination of approximately 125 positions during the third quarter of fiscal year 2018 across our theme parks and corporate headquarters. As a result, we recorded $5.5 million in pre-tax restructuring charges related to this program in the nine months ended September 30, 2018 which primarily relates to severance and other expenses incurred in connection with the 2018 Restructuring Program.  See Note 13–Restructuring Programs and Other Separation Costs to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

For other factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Trends Affecting Our Results of Operations

Total attendance increased in the first nine months of 2018 by approximately 1.4 million guests, or 8.7%, compared to the first nine months of 2017. We believe the improved attendance results from a combination of factors including the impact of new strategic pricing strategies, new marketing and communications initiatives and the positive reception of our new rides, attractions and events.

We believe in recent years attendance at some of our parks was impacted by a variety of factors, including the external perceptions of our brands and reputation, which also impacted relationships with some of our business partners.  Given current attendance results, we do not believe these factors have had a significant impact on our current trends; however, we continuously monitor our external perceptions, making strategic marketing and sales adjustments as necessary, to address these or any other items that could impact our attendance. See “Principle Factors Affecting our Results of Operations,” for other factors that could impact attendance trends.

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions.

Recent Developments

License Agreement

On May 16, 2017, SeaWorld Parks and Entertainment, Inc., a wholly-owned subsidiary of the Company, entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  Among other commitments, the agreement makes it possible for a new Sesame Street land to be built in SeaWorld Orlando by Fall 2022.  On May 2, 2018, we announced that we plan to open the new Sesame Land in SeaWorld Orlando in Spring of 2019.  See Note 10–Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Leadership Changes

On February 26, 2018, Joel K. Manby (the “Former CEO”) stepped down from his position as President and Chief Executive Officer of the Company and resigned as a member of our Board of Directors.  In connection with his departure, the Former CEO received severance-related benefits in accordance with his employment agreement.  Certain other executives who separated from the Company during 2018 also received severance-related benefits in accordance with the terms of their respective employment agreements or relevant company plan, as applicable.  These expenses are included in restructuring and other separation costs in the nine months ended September 30, 2018 in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Additionally, certain equity awards were accelerated to vest in connection with the departure of specific executives as required by their respective employment agreements. As a result, the Company recorded incremental non-cash equity compensation expense related to these awards, which is included in selling, general and administrative expenses in the nine months ended September 30, 2018 in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  See Note 13–Restructuring Programs and Other Separation Costs and Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We continue to make progress in our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island (the “Middle East Project”). As part of this partnership, we are providing certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses. SeaWorld Abu Dhabi is expected to be completed by 2022. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stage.

In March 2017, we entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept & Preliminary Design Support Agreement (the “CDSA”) with an affiliate of Zhonghong Zhuoye Group Co., Ltd., (“ZHG Group”) to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). Under the terms of the ECDA, we will work with an affiliate of ZHG Group to create and produce concept designs and development analysis for theme parks, water parks and interactive parks in the Territory. Under the terms of the CDSA, we will provide guidance, support, input, and expertise relating to the initial strategic planning, concept and preliminary design of family entertainment and other similar centers.  See Note 9–Related Party Transactions to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

For a discussion of certain risks associated with our international development strategy, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended September 30, 2018 and 2017. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table presents key operating and financial information for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended
	September 30,		Variance
	2018	2017	$	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$279,873	$264,967	$14,906	5.6%
Food, merchandise and other	203,302	172,745	30,557	17.7%
Total revenues	483,175	437,712	45,463	10.4%
Costs and expenses:
Cost of food, merchandise and other revenues	36,062	31,988	4,074	12.7%
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $2,119 and $976 for the three months ended September 30, 2018 and 2017, respectively)	198,781	194,802	3,979	2.0%
Selling, general and administrative (includes equity compensation of $3,064 and $2,269 for the three months ended September 30, 2018 and 2017, respectively)	51,549	54,770	(3,221)	(5.9%)
Restructuring and other separation costs	3,866	5,100	(1,234)	(24.2%)
Depreciation and amortization	41,187	42,230	(1,043)	(2.5%)
Total costs and expenses	331,445	328,890	2,555	0.8%
Operating income	151,730	108,822	42,908	39.4%
Other expense, net	(59)	(108)	49	45.4%
Interest expense	19,500	20,160	(660)	(3.3%)
Income before income taxes	132,289	88,770	43,519	49.0%
Provision for income taxes	36,301	33,736	2,565	7.6%
Net income	$95,988	$55,034	$40,954	74.4%
Other data:
Attendance	8,344	7,609	735	9.7%
Total revenue per capita	$57.91	$57.52	$0.39	0.7%

Admissions revenue. Admissions revenue for the three months ended September 30, 2018 increased $14.9 million, or 5.6%, to $279.9 million as compared to $265.0 million for the three months ended September 30, 2017. The increase in admissions revenue was primarily a result of an overall increase in attendance of approximately 735,000 guests, or 9.7%, which was partially offset by a decline in admission per capita.  We believe the improved attendance results from a combination of factors including new pricing strategies, new marketing and communications initiatives and the reception of our new rides, attractions and events.  Admission per capita decreased by 3.7% to $33.54 for the third quarter of 2018 compared to $34.82 in the prior year quarter.  This decrease was more than offset by an increase in in-park per capita spending as discussed below.  Among other factors, the decline in admission per capita results primarily from the impact of new pricing strategies when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2018 increased $30.6 million, or 17.7%, to $203.3 million as compared to $172.7 million for the three months ended September 30, 2017. The increase results from an increase in attendance along with improvement in in-park per capita spending.  In-park per capita spending increased by 7.4% to $24.37 in the third quarter of 2018 compared to $22.70 in the third quarter of 2017.  In-park per capita spending improved primarily due to the increased sales of in-park products.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2018 increased by $4.1 million, or 12.7%, to $36.1 million as compared to $32.0 million for the three months ended September 30, 2017.  These costs represent 17.7% and 18.5% of the related revenue earned for the three months ended September 30, 2018 and 2017, respectively.

Operating expenses. Operating expenses for the three months ended September 30, 2018 increased by $4.0 million, or 2.0%, to $198.8 million as compared to $194.8 million for the three months ended September 30, 2017.  Operating expenses for the three months ended September 30, 2018 includes approximately $2.8 million of expenses incurred and fees associated with the termination of an agreement (see Note 10–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Operating expenses also increased by $1.1 million due to an increase in non-cash equity compensation expense relating primarily to the Company’s performance-based equity awards.  Operating expenses were 41.1% of total revenues for the three months ended September 30, 2018 compared to 44.5% for the three months ended September 30, 2017. The decrease as a percent of total revenue results primarily from a focus on cost efficiencies and the impact of cost savings initiatives.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 2018 decreased $3.2 million, or 5.9%, to $51.5 million as compared to $54.8 million for the three months ended September 30, 2017. The decrease primarily relates to a decline in legal and salary costs partially offset by an increase in strategic consulting services and non-cash equity compensation expense.  As a percentage of total revenue, selling, general and administrative expenses were 10.7% in the three months ended September 30, 2018 compared to 12.5% in the three months ended September 30, 2017, reflecting our focus on cost efficiencies and the impact of cost savings initiatives.

Restructuring and other separation costs. Restructuring and other separation costs for the three months ended September 30, 2018 primarily relates to severance and other employment expenses for the 2018 Restructuring Program.  See Note 13–Restructuring Programs and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2018 decreased $1.0 million, or 2.5%, to $41.2 million as compared to $42.2 million for the three months ended September 30, 2017.

Interest expense. Interest expense for the three months ended September 30, 2018 decreased $0.7 million, or 3.3%, to $19.5 million as compared to $20.2 million for the three months ended September 30, 2017. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details on our long-term debt.

Provision for income taxes. The provision for income taxes in the three months ended September 30, 2018 was $36.3 million compared to $33.7 million for the three months ended September 30, 2017.  The change primarily resulted from an increase in pretax income in the third quarter of 2018 offset by a decrease in our consolidated effective tax rate.  Our consolidated effective tax rate was 27.4% for the three months ended September 30, 2018 compared to 38.0% for the three months ended September 30, 2017.  The effective tax rate decreased primarily due to the Tax Act reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018, partially offset by an increase in projected annual state tax expense, a nondeductible legal settlement and nondeductible equity-based compensation.  See Note 4–Income Taxes and Note 10–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table presents key operating and financial information for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended
	September 30,		Variance
	2018	2017	$	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$635,682	$605,007	$30,675	5.1%
Food, merchandise and other	456,580	392,812	63,768	16.2%
Total revenues	1,092,262	997,819	94,443	9.5%
Costs and expenses:
Cost of food, merchandise and other revenues	85,012	75,532	9,480	12.6%
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $6,350 and $5,830 for the nine months ended September 30, 2018 and 2017, respectively)	544,354	541,395	2,959	0.5%
Selling, general and administrative (includes equity compensation of $12,270 and $13,435 for the nine months ended September 30, 2018 and 2017, respectively)	186,076	176,340	9,736	5.5%
Goodwill impairment charges	—	269,332	(269,332)	NM
Restructuring and other separation costs	16,392	5,100	11,292	NM
Depreciation and amortization	119,635	120,597	(962)	(0.8%)
Total costs and expenses	951,469	1,188,296	(236,827)	(19.9%)
Operating income (loss)	140,793	(190,477)	331,270	NM
Other expense, net	(38)	(111)	73	65.8%
Interest expense	59,974	57,873	2,101	3.6%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	8,143	(8,143)	NM
Income (loss) before income taxes	80,857	(256,382)	337,239	NM
Provision for (benefit from) income taxes	25,016	(74,437)	99,453	NM
Net income (loss)	$55,841	$(181,945)	$237,786	NM
Other data:
Attendance	17,982	16,537	1,445	8.7%
Total revenue per capita	$60.74	$60.34	$0.40	0.7%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the nine months ended September 30, 2018 increased $30.7 million, or 5.1%, to $635.7 million as compared to $605.0 million for the nine months ended September 30, 2017. The increase in admissions revenue was primarily a result of an increase in attendance of approximately 1.45 million guests, or 8.7%, partially offset by a decrease in admissions per capita when compared to the first nine months of 2017.  We believe the improved attendance results from a combination of factors including new pricing strategies, new marketing and communications initiatives and the anticipation and reception of our new rides, attractions and events.  These factors were partially offset by negative impacts from unfavorable weather in the first nine months of 2018 compared to the same period in 2017.  Admission per capita decreased by 3.4% to $35.35 in the nine months ended September 30, 2018 compared to $36.59 in the nine months ended September 30, 2017.  This decrease was more than offset by an increase in in-park per capita spending as discussed below. Among other factors, the decline in admission per capita primarily results from the impact of new pricing strategies when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2018 increased $63.8 million, or 16.2%, to $456.6 million as compared to $392.8 million for the nine months ended September 30, 2017. The increase results from an increase in attendance along with improvement in in-park per capita spending. In-park per capita spending increased by 6.9% to $25.39 in the nine months ended September 30, 2018 compared to $23.75 in the nine months ended September 30, 2017. In-park per capita spending improved primarily due to the increased sales of in-park products.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2018 increased $9.5 million, or 12.6%, to $85.0 million as compared to $75.5 million for the nine months ended September 30, 2017.  These costs represent 18.6% and 19.2% of the related revenue earned for the nine months ended September 30, 2018 and 2017, respectively.

Operating expenses. Operating expenses for the nine months ended September 30, 2018 increased by $3.0 million (less than 1%) to $544.4 million as compared to $541.4 million for the nine months ended September 30, 2017.  Operating expenses for the nine months ended September 30, 2018 includes approximately $2.8 million of expenses incurred and fees associated with the termination of an agreement (see Note 10–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Operating expenses were 49.8% of total revenues for the nine months ended September 30, 2018 compared to 54.3% for the nine months ended September 30, 2017. The decrease as a percent of total revenue results primarily from a focus on cost efficiencies and the impact of cost savings initiatives.

Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 2018 increased $9.7 million, or 5.5%, to $186.1 million as compared to $176.3 million for the nine months ended September 30, 2017.  The increase primarily relates to an increase in legal and marketing costs partially offset by a decrease in salary costs due in part to cost savings initiatives.  The increase in legal costs largely relates to a legal settlement accrual of $8.1 million recorded in the first quarter of 2018 and a settlement of $4.0 million recorded in the second quarter of 2018 (see Note 10–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements for further details). As a percentage of total revenue, selling, general and administrative expenses were 17.0% in the nine months ended September 30, 2018 compared to 17.7% in the nine months ended September 30, 2017.

Goodwill impairment charges.  Goodwill impairment charges for the nine months ended September 30, 2017 relates to the full impairment of the goodwill related to our SeaWorld Orlando reporting unit in the prior year period.  See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details.

Restructuring and other separation costs. Restructuring and other separation costs for the nine months ended September 30, 2018 primarily relates to the following: (i) approximately $6.7 million in severance and other employment expenses for our Former CEO; (ii) approximately $5.5 million related to severance and other termination benefits associated with the 2018 Restructuring Program; and (iii) and approximately $4.3 million of other separation costs associated with other employees who separated from the Company.  See Note 13–Restructuring Programs and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2018 decreased $1.0 million (less than 1%) to $119.6 million as compared to $120.6 million for the nine months ended September 30, 2017.

Interest expense. Interest expense for the nine months ended September 30, 2018 increased $2.1 million, or 3.6%, to $60.0 million as compared to $57.9 million for the nine months ended September 30, 2017. The increase primarily relates to increased LIBOR rates and the impact of Amendment 8 to our Senior Secured Credit Facilities entered into on March 31, 2017, partially offset by the impact of interest rate swap agreements. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

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

Provision for (benefit from) income taxes. The provision for income taxes in the nine months ended September 30, 2018 was $25.0 million compared to a benefit of $74.4 million for the nine months ended September 30, 2017.  The change primarily resulted from pretax income in the first nine months of 2018 compared to a pretax loss in the first nine months of 2017.  Our consolidated effective tax rate was 30.9% for the nine months ended September 30, 2018 compared to 29.0% for the nine months ended September 30, 2017.  The increase primarily results from the impact of a projected annual state tax expense, a nondeductible legal settlement, and nondeductible equity-based compensation partially offset by a reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018 due to the Tax Act.  See Note 4–Income Taxes in our notes to the unaudited condensed consolidated financial statements for further details.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and could also include common stock dividends or share repurchases. As of September 30, 2018, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.8, due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. We typically operate with a working capital ratio less than 1 and we expect that we will continue to do so in the future. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs.

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

Pursuant to the Share Repurchase Program, we have approximately up to $190.0 million authorized and available for future repurchases as of September 30, 2018. There were no share repurchases during the three and nine months ended September 30, 2018. See Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details.

Other

As of September 30, 2018, we have five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; and mature on May 14, 2020. See Note 6–Long-Term Debt and Note 7–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$267,458	$187,779
Net cash used in investing activities	(141,227)	(138,123)
Net cash used in financing activities	(32,856)	(65,555)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$93,375	$(15,899)

Cash Flows from Operating Activities

Net cash provided by operating activities was $267.5 million during the nine months ended September 30, 2018 as compared to $187.8 million during the nine months ended September 30, 2017.  The increase in net cash provided by operating activities was primarily impacted by improved operating performance.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the nine months ended September 30, 2018 consisted primarily of capital expenditures of $140.9 million largely related to future attractions.

Net cash used in investing activities during the nine months ended September 30, 2017 consisted primarily of $139.6 million of capital expenditures largely related to attractions that opened in 2017.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2018 results primarily from net repayments of $15.0 million on our revolving credit facility and $17.8 million on our long-term debt.

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

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under our senior secured credit facilities (the “Senior Secured Credit Facilities”) pursuant to a credit agreement dated as of December 1, 2009, by and among SEA, as borrower, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender and the other agents and lenders party thereto, as the same may be amended, restated, supplemented or modified from time to time. On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment No. 8”), to the existing Senior Secured Credit Facilities and on October 31, 2018, SEA entered into another refinancing amendment, Amendment No. 9 (the “Amended Credit Agreement”), to the existing Senior Secured Credit Facilities.

As of September 30, 2018, prior to the Amended Credit Agreement, our Senior Secured Credit Facilities consisted of $983.3 million in Term B-5 Loans which will mature on March 31, 2024 and $543.9 million in Term B-2 Loans which would have matured on May 14, 2020, along with a $210.0 million senior secured Revolving Credit Facility, which was not drawn upon as of September 30, 2018.  On October 31, 2018, in connection with the Amended Credit Agreement, SEA borrowed $543.9 million of additional term loans (the “Additional Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-2 Loans, with a principal amount equal to $543.9 million, and pay other fees, costs and expenses in connection with the Amended Credit Agreement and related transactions. Additionally, pursuant to the Amended Credit Agreement, SEA terminated the existing revolving credit commitments and replaced them with a new tranche of revolving credit commitments with an aggregate commitment amount of $210.0 million (the “New Revolving Credit Facility”) with a maturity date of October 31, 2023.

As of September 30, 2018, SEA had approximately $21.3 million of outstanding letters of credit, leaving approximately $188.7 million available for borrowing under the Revolving Credit Facility.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning our long-term debt.

Covenant Compliance

As of September 30, 2018, SEA was in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

The credit agreement governing our Senior Secured Credit Facilities provides for certain events of default which, if any of them were to occur, would permit or require the principal of and accrued interest, if any, on the loans under the Senior Secured Credit Facilities to become or be declared due and payable (subject, in some cases, to specified grace periods).  Under the credit agreement governing the Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on “Adjusted EBITDA”.  The Senior Secured Credit Facilities defines “Adjusted EBITDA” as net income before interest expense, income tax expense, depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the Senior Secured Credit Facilities, subject to certain limitations. Adjusted EBITDA as defined in the Senior Secured Credit Facilities is consistent with our reported Adjusted EBITDA.

The Amended Credit Agreement removed all financial covenants on the Term B-5 Loans. The New Revolving Credit Facility requires that SEA comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the New Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the New Revolving Credit Facility.  Additionally, the definition of Adjusted EBITDA was amended to include the following items which had previously been added back on a limited basis:  (i) add-backs of certain unusual items on a pre-tax basis which were previously added back on an after-tax basis only and (ii) unlimited add-backs primarily related to business optimization, development and strategic initiative costs which were previously limited to $15.0 million in any fiscal year.  The Amended Credit Agreement also replaces the previous $10.0 million limitation on estimated cost savings with a limitation of 25% of the latest twelve months Adjusted EBITDA, calculated before estimated cost savings and increases the realization limit for estimated cost savings, operating expense reductions and synergies to 18 months.

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to, among other things, make certain restricted payments (as defined in the Senior Secured Credit Facilities), including dividend payments and share repurchases. The Senior Secured Credit Facilities permits the Company’s calculation of these covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings the Company expects to realize over the following 18 month period (or 12 month period prior to the Amended Credit Agreement) related to savings initiatives from certain specified actions, including restructurings and cost savings initiatives.  These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only used in the Amended Credit Agreement and does not impact the Company’s reported GAAP net income (loss).  As disclosed above, the Amended Credit Agreement limits the amount of such estimated savings which may be reflected to 25% of Adjusted EBITDA, calculated for the last twelve months before the impact of these estimated cost savings. Prior to the Amended Credit Agreement, the credit agreement limited the amount of such estimated savings which could be reflected in the calculation of Adjusted EBITDA to $10.0 million for any four consecutive fiscal quarters calculated as the amount the Company expected to realize over the following 12 month period.

As of September 30, 2018, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 3.40 to 1.00.  The Company is not subject to any limitations on restricted payments, so long as the total net leverage ratio calculated on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 3.50 to 1.00. The Company’s total net leverage ratio is calculated by dividing total net debt by the last twelve months Adjusted EBITDA plus $27.7 million in estimated cost savings which have been identified based on certain specified actions the Company has taken, including restructurings and cost savings initiatives.

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

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net income (loss) for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2018	2017	2018	2017	2018
	(Unaudited, in thousands)
Net income (loss)	$95,988	$55,034	$55,841	$(181,945)	$35,400
Provision for (benefit from) income taxes	36,301	33,736	25,016	(74,437)	14,447
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	—	—	8,143	—
Interest expense	19,500	20,160	59,974	57,873	80,102
Depreciation and amortization	41,187	42,230	119,635	120,597	162,332
Goodwill impairment charges(b)	—	—	—	269,332	—
Equity-based compensation expense (c)	5,183	3,245	18,620	19,265	22,558
Loss on impairment or disposal of assets (d)	4,222	7,814	11,873	8,727	15,577
Business optimization, development and strategic initiative costs (e)	7,670	7,370	26,604	13,662	30,415
Certain investment costs and franchise taxes(f)	2,890	386	3,305	504	3,883
Other adjusting items (g)	(544)	3,791	15,808	7,198	20,394
Adjusted EBITDA(h)	$212,397	$173,766	$336,676	$248,919	$385,108
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (i)					27,700
Adjusted EBITDA, after cost savings (j)					$412,808

Prior to the Amended Credit Agreement, the credit agreement governing our Senior Secured Credit Facilities limited the amount of certain add-backs as described in footnotes (e) and (g) below.  The following table reconciles the Adjusted EBITDA calculation as previously defined prior to the Amended Credit Agreement to the Adjusted EBITDA calculation as defined in the Amended Credit Agreement.  This table is presented as supplemental information only:

	For the Three Months Ended March 31,		For the Three Months Ended June 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(Unaudited, in thousands)
Adjusted EBITDA (as previously defined )	$(117)	$(30,363)	$117,619	$104,221	$204,852	$172,326	$322,354	$246,184
Certain expenses over previous credit agreement limit (e)	—	—	3,934	—	7,670	—	11,604	—
Taxes related to other adjusting items not previously added back (g)	2,415	—	428	1,295	(125)	1,440	2,718	2,735
Adjusted EBITDA (as defined in the Amended Credit Agreement)(h)	$2,298	$(30,363)	$121,981	$105,516	$212,397	$173,766	$336,676	$248,919

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

(c)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation. For the nine months ended September 30, 2018, includes approximately $5.5 million, related to equity awards which were accelerated in connection with the departure of certain executives, as required by their respective employment agreements. For the nine months ended September 30, 2017, includes $8.4 million associated with certain performance-vesting restricted shares which vested in the second quarter of 2017.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.

(d)	Reflects primarily non-cash expenses related to fixed asset write-offs and impairments.
(e)

For the three and nine months ended September 30, 2018, business optimization, development and other strategic initiative costs incurred related to: (i) $3.9 million and $16.4 million, respectively, of severance and other employment costs which, for the three months ended September 30, 2018 primarily relates to the 2018 Restructuring Program and for the nine months ended September 30, 2018 primarily relates to costs associated with the departure of certain executives during 2018 (see Note 13–Restructuring Programs and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements for further details); (ii) $3.6 million and $8.9 million, respectively, of third party consulting costs; and (iii) $0.2 million and $1.3 million, respectively, of product and intellectual property development costs.

For the three and nine months ended September 30, 2017, reflects business optimization, development and other strategic initiative costs primarily composed of:  (i) $5.1 million of costs related to the 2017 Restructuring Program; (ii) $0.9 million and $3.6 million, respectively, of third party consulting costs; (iii) $0.6 million and $3.8 million, respectively, of product and intellectual property development costs; and (iv) additional net separation costs of $0.1 million and $0.5 million incurred in the three and nine months ended September 30, 2017 for certain positions eliminated not related to a formal restructuring or cost savings initiative.

Prior to the Amended Credit Agreement, due to limitations under the credit agreement governing our Senior Secured Credit Facilities, the amount which the Company was able to add back to Adjusted EBITDA for these costs, was limited to $15.0 million in any fiscal year. As such, the Adjusted EBITDA calculation for the three and six months ended June 30, 2018 previously reported did not reflect approximately $3.9 million of related costs due to these limitations.

(f)

Reflects primarily a loss of approximately $2.8 million during the three and nine months ended September 30, 2018 relating to expenses incurred and fees associated with the termination of an agreement.  See Note 10–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements for further details.

(g)

Reflects the impact of expenses incurred primarily related to certain legal matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.  For the three and nine months ended September 30, 2018, includes approximately $1.5 million of insurance recoveries received related to these legal matters. For the nine months ended September 30, 2018, also includes $12.1 million related to legal settlements. See Note 10–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements for further details.

Prior to the Amended Credit Agreement, these items were excluded on an after-tax basis only, as such, the Adjusted EBITDA calculation for the three months ended March 31 and June 30, 2018 previously reported did not reflect related taxes of approximately $2.4 million and $0.4 million, respectively.  Additionally, the Adjusted EBITDA calculation for the three months ended June 30, 2017 and for the three and nine months ended September 30, 2017, did not reflect related taxes of approximately $1.3 million, $1.4 million and $2.7 million, respectively.

(h)

Adjusted EBITDA is defined as net income (loss) before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items permitted in calculating covenant compliance under the credit agreement governing the Company’s Senior Secured Credit Facilities. The Adjusted EBITDA presentation for the prior periods has been changed to conform with the current period presentation.  In particular, the Adjusted EBITDA calculation was changed to conform with the changes made to its definition in the Amended Credit Agreement.  Prior to the Amended Credit Agreement, the credit agreement governing our Senior Secured Credit Facilities limited the amount of certain add-backs as described in footnotes (e) and (g) above.

(i)

The Senior Secured Credit Facilities permits the Company’s calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings the Company expects to realize over the following 18 month period related to certain specified actions, including restructurings and cost savings initiatives.  These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Amended Credit Agreement and does not impact the Company’s reported GAAP net income (loss).  The Amended Credit Agreement limits the amount of such estimated savings which may be reflected to 25% of Adjusted EBITDA, calculated for the last twelve months before the impact of these estimated cost savings. Prior to the Amended Credit Agreement, the credit agreement limited the amount of such estimated savings which could be reflected in the calculation of Adjusted EBITDA to $10.0 million for any four consecutive fiscal quarters calculated as the amount the Company expected to realize over the following 12 month period.

(j)

The Senior Secured Credit Facilities permits the Company’s calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings as described in footnote (i) above.

Contractual Obligations

There have been no material changes to our contractual obligations as of September 30, 2018 from those previously disclosed in our Annual Report on Form 10-K. On October 31, 2018, subsequent to the third quarter, we executed Amendment No. 9 to our Senior Secured Credit Facilities. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $2.8 million will be reclassified as interest income.

After considering the impact of interest rate swap agreements, at September 30, 2018, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $527.3 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in LIBOR on our variable-rate debt would lead to an increase of approximately $5.7 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on February 28, 2018, except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, as filed on May 9, 2018, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, as filed on August 7, 2018, and as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

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

Although we attempt to assess the creditworthiness of our strategic partners and other contract counterparties, there can be no assurance as to the creditworthiness of any such strategic partner or contract counterparty. Financial distress experienced by our strategic partners or other counterparties could have an adverse impact in the event such parties are unable to pay us for the services we provide or otherwise fulfill their contractual obligations.

We are exposed to the risk of loss in the event of non-performance by such strategic partners or other counterparties. Some of these counterparties may be highly leveraged and subject to their own operating, market and regulatory risks, and some are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. For example, in April 2018, it was reported that an affiliate of ZHG Group was experiencing financial distress. The inability of affiliates of ZHG Group to pay amounts due to us or otherwise fulfill their obligations to us under their agreements with us, including the Park Exclusivity and Concept Design Agreement (“ECDA”) and/or the Center Concept & Preliminary Design Support Agreement (“CDSA”), could have an adverse impact on us.  In addition, the sale or transfer of our common stock owned by affiliates of ZHG Group, or the perception that such sales or transfers could occur, could harm the prevailing market price of shares of our common stock.

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

For example, in June 2017, the Company received a subpoena in connection with an investigation by the DOJ concerning certain disclosures and public statements made by the Company and certain individuals on or before August 2014 and trading in the Company’s securities.  The Company also has received subpoenas from the staff of the SEC in connection with these matters and during the three months ended September 30, 2018, the Company reached a settlement with the SEC. In connection with the settlement, without admitting or denying the substantive allegations in the SEC’s complaint, the Company agreed to the entry of a final judgment ordering the Company to pay a civil penalty of $4.0 million and enjoining the Company from violation of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder. The settlement was approved by the U.S. District Court for the Southern District of New York on September 24, 2018.  The settlement is recorded in selling, general and administrative expenses for the nine months ended September 30, 2018 in the Company’s unaudited condensed consolidated financial statements.

We discuss securities litigation and other litigation to which we are subject in greater detail in Note 10–Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. For example, on December 13, 2016, we announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island. In addition, on March 24, 2017, we entered into the ECDA and the CDSA with an affiliate of ZHG Group to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau. There is no assurance that the Miral partnership or any other expansion effort for our business, including without limitation the ECDA and the CDSA, will be successful. Any international transactions and partnerships are subject to additional risks, including foreign and U.S. regulations on the import and export of animals, the impact of economic fluctuations in economies outside of the United States, difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences, as well as political instability and lesser degree of legal protection in certain jurisdictions, currency exchange fluctuations and potentially adverse tax consequences of overseas operations. In addition, the success of any acquisition depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets.

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

Tariffs or other trade restrictions could adversely impact our business, financial condition and results of operations.

We purchase some of our merchandise for resale and other products used in our business from entities which are located in foreign countries. Additionally, some of our ride manufacturers may be located in foreign countries or utilize components manufactured or sourced from foreign countries.  These relationships expose us to risks associated with doing business globally, including changes in tariffs, quotas and other restrictions on imports (collectively, “Trade Restrictions”). Recently, the United States imposed increased tariffs on certain imports from China. While the current tariffs have not had a material impact on goods that we currently either import from China or purchase from domestic vendors which import from China, the U.S. administration has proposed additional tariffs on a list of thousands of categories of products that may be imposed imminently and expressed a willingness for further tariffs on goods imported from China, including on additional items that we purchase. While it is too early to predict how the recently enacted, proposed and any future tariffs or any other Trade Restrictions will impact our business, such Trade Restrictions would likely result in lower gross margin on impacted products, unless we are able to take successfully any one or more of the following mitigating actions: increase our prices, move production to countries with no or lower tariffs or away from domestic vendors who source from China or other tariff impacted countries, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs, such as China, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by additional tariffs, the imposition of such additional tariffs on goods imported into the United States could cause increased prices for consumer goods, in general, which could have a negative impact on consumer spending for discretionary items reducing attendance or spending at our parks. These direct and indirect impacts of increased tariffs or Trade Restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the third quarter of 2018.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2018	July 31, 2018	1,401	$21.82	—	$190,000,035
August 1, 2018	August 31, 2018	18,970	$28.25	—	190,000,035
September 1, 2018	September 30, 2018	3,387	$31.14	—	190,000,035
		23,758		—	$190,000,035

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

10.1

Amendment No. 9, dated as of October 31, 2018, to the Credit Agreement, among SeaWorld Parks & Entertainment, Inc., the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other agents and lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2018 (File No. 001-35883))

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: November 6, 2018	By: /s/ Marc G. Swanson
Marc G. Swanson
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2018	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Accounting Officer
(Principal Accounting Officer)