Form 10-K
period 2018-12-31
SeaWorld Entertainment, Inc.
filed 2019-03-01
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,167,158,608 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange.  For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 84,126,506 shares of Common Stock, par value $0.01 per share as of February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2019 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” “SeaWorld,”  “we,” “our” or “us” in this Annual Report on Form 10-K refer to SeaWorld Entertainment, Inc. and its consolidated subsidiaries; (ii) references to “Blackstone” refer to certain investment funds affiliated with The Blackstone Group L.P.; (iii) references to “ABI” refer to Anheuser-Busch, Incorporated; (iv) references to “guests” refer to our theme park visitors; (v) references to “customers” refer to any consumer of our products and services, including guests of our theme parks; (vi) references to the “TEA/AECOM 2017 Report” refer to the 2017 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2018; and (vii) references to the “Amusement Today, 2018” refer to the Amusement Today 2018 Golden Ticket Awards, Vol. 22, issue 6.2 dated September 2018. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM 2017 Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” “targeted,” “goal” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

•	activist and other third-party groups and/or media can pressure governmental agencies, vendors, partners, and/or regulators, bring action in the courts or create negative publicity about us;
•

various factors beyond our control adversely affecting attendance and guest spending at our theme parks, including the potential spread of travel-related health concerns including pandemics and epidemics, natural disasters, weather, foreign exchange rates, consumer confidence, travel related concerns, and governmental actions;

•	incidents or adverse publicity concerning our theme parks;
•	a decline in discretionary consumer spending or consumer confidence;
•

a significant portion of revenues are generated in the States of Florida, California and Virginia and the Orlando market, and any risks affecting such markets, such as natural disasters, severe weather and travel-related disruptions or incidents;

•	seasonal fluctuations in operating results;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	increased labor costs and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	loss of key personnel;
•	unionization activities or labor disputes;

•	inability to meet workforce needs;
•	inability to realize the benefits of developments, restructurings, acquisitions or other strategic initiatives, and the impact of the costs associated with such activities;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	inability to retain our current credit ratings;
•	our substantial leverage;
•	changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses, including by legislation at federal, state or local levels;
•	delays, restrictions or inability to obtain or maintain permits;
•	financial distress of strategic partners or other counterparties;
•	changes to immigration, foreign trade, investments or other policies;
•	inability to realize the full value of our intangible assets;
•	changes in tax laws;
•	tariffs or other trade restrictions;
•	actions of activist stockholders;
•	the ability of Hill Path Capital LP to significantly influence our decisions;
•	the ability of affiliates of Zhonghong Zhuoye Group Co., Ltd. to significantly influence our decisions;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

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

PART I.

Item 1.  Business

Company Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands including SeaWorld, Busch Gardens, Aquatica, Discovery Cove, Sesame Place and Sea Rescue. Over our more than 50 year history, we have developed a diversified portfolio of 12 destination and regional theme parks that are grouped in key markets across the United States, many of which showcase our one-of-a-kind zoological collection. Our theme parks feature a diverse array of rides, shows, educational demonstrations and other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

During 2018, we hosted approximately 22.6 million guests in our theme parks, generated total revenues of $1.37 billion and reported net income of $44.8 million.  We generate revenue primarily from selling admission to our theme parks and from purchases of food, merchandise and other spending. Theme park admissions accounted for approximately 58% of our total revenue, and food, merchandise and other revenue accounted for approximately 42% of our total revenue. For more information concerning our results from operations, see the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

Leadership Changes

On February 5, 2019, we announced that our Board of Directors (the “Board”) appointed Gustavo (“Gus”) Antorcha to serve as Chief Executive Officer (“CEO”) of the Company. In addition, the Board increased the size of the Board from eight to nine directors and elected Mr. Antorcha to serve as a director. Mr. Antorcha assumed his CEO role and director role, in each case, effective on February 18, 2019. In connection with the appointment of Mr. Antorcha as CEO, the Board appointed John T. Reilly, who will step down from the position of Interim CEO, to serve as Chief Operating Officer (“COO”) of the Company, effective at such time. Additionally, we announced that Yoshikazu Maruyama would resume his role as non-executive Chairman of the Board, effective February 18, 2019.

Share Repurchase Program and Share Repurchases

Our Board previously authorized the repurchase of up to $250.0 million of our common stock (the “Share Repurchase Program”).  During the fourth quarter of 2018, we repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million, leaving approximately $92.0 million available under the Share Repurchase Program as of December 31, 2018. All of the repurchased common stock are held as treasury shares at December 31, 2018.

On February 22, 2019, our Board authorized a replenishment to the Share Repurchase Program of $158.0 million, bringing the total amount authorized for future share repurchases to $250.0 million.  The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.

Debt Refinance

On October 31, 2018, we entered into a refinancing amendment, Amendment No. 9 (the “Amended Credit Agreement”), to our senior secured credit facilities (the “Senior Secured Credit Facilities”). In connection with the Amended Credit Agreement, we borrowed $543.9 million of additional term loans (the “Additional Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-2 Loans, and pay other fees, costs and expenses in connection with the Amended Credit Agreement and related transactions.  The Term B-5 Loans mature on March 31, 2024.  Additionally, pursuant to the Amended Credit Agreement, we terminated the existing revolving credit commitments and replaced them with a new tranche of revolving credit commitments with an aggregate commitment amount of $210.0 million (the “New Revolving Credit Facility”) with a maturity date of October 31, 2023.  As of December 31, 2018, our senior secured credit facilities consisted of $1.523 billion in Term B-5 Loans, along with the New Revolving Credit Facility, of which $30.0 million was drawn upon as of December 31, 2018.  See Note 12–Long-Term Debt in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Competitive Strengths

•

Brands That Consumers Know and Love. We believe our brands attract and appeal to guests from around the world. We use our brands, intellectual property and the work we do to care for animals to increase awareness of our theme parks, drive attendance to our theme parks and create “out-of-park” experiences for our guests as a way to connect with them before they visit our theme parks and to stay connected with them after their visit. Such experiences include various consumer product offerings, including websites, advertisements, toys, books, apparel and technology accessories.

•

Differentiated Theme Parks. We own and operate 12 theme parks which deliver high-quality entertainment, aesthetic appeal, shopping and dining.  Our portfolio includes theme parks ranked among the most highly attended in the industry, including three of the top 20 theme parks and three of the top 10 water parks in North America, as measured by attendance (TEA/AECOM 2017 Report).  We have over 650 attractions that appeal to guests of all ages, including 85 animal habitats, 118 shows and 199 rides. In addition, we have over 350 restaurants, photo and specialty retail shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from emotional and educational animal encounters to thrilling rides and exciting shows.  In fact, we have won numerous awards and recognition, including the World’s Most Beautiful Amusement Park for 28 consecutive years for Busch Gardens Williamsburg (National Amusement Park Historical Association, 2018 Survey), the Nation’s Best Outdoor Waterpark for Aquatica Orlando (USA Today, 10 Best Readers’ Choice Awards, 2018)  and Orlando’s Best Theme Park for SeaWorld Orlando (Orlando Sentinel, 2017).  Our theme parks also feature eight of the top 50 steel roller coasters in the world, led by Apollo’s Chariot, the #6 rated steel roller coaster in the world (Amusement Today, 2018).  Additionally, we have won the top three spots for Best Marine Life Park since the award’s inception in 2006, including the top four spots in 2018 and 2017 (Amusement Today, 2017-2018).  As a result of these distinctive offerings and experiences, our guest surveys routinely report very high “Overall Satisfaction” scores, with 96% of respondents in 2018 ranking their experience good or excellent.

•

Diversified Business Portfolio. Our portfolio of theme parks is diversified in a number of important respects. Our theme parks are located in geographic clusters across the United States, which at times can help protect us from the impact of localized events. Each theme park showcases a different mix of thrill-oriented and family friendly attractions. This varied portfolio of entertainment offerings attracts guests from a broad range of demographics and geographies. Our theme parks appeal to both regional and destination guests, which provide us with a diversified attendance base.

•

One of the World’s Largest Zoological Collections. We provide care for what we believe is one of the world’s largest zoological collections. We believe we are attractively positioned in the industry due to our highly unique collection and ability to present our animals in a differentiated and interactive manner.  Through opportunities to explore and interact with these amazing animals in our parks, each year we educate millions of guests with the goal of inspiring them to care and protect animals and their habitats in the wild.  Our commitment to these animals includes applying world-class standards of care while striving to provide habitats that promote their health.  We also lead, partner with and/or sponsor research efforts that have provided and will continue to provide essential information and tools to help protect and sustain species in their natural habitats around the world.  See the “—Conservation & Community Relations” section included elsewhere in this Annual Report on Form 10-K.

•

Strong Competitive Position. Our competitive position is enhanced by the combination of our powerful brands, extensive zoological collection and expertise and attractive in-park assets located on valuable real estate. Our zoological collection and expertise, which have evolved over our more than five decades of caring for animals, would be extremely difficult and expensive to replicate. We have made extensive investments in new attractions and infrastructure and we believe that our theme parks are well capitalized (see the “— Capital Improvements” section included elsewhere in this Annual Report on Form 10-K for a discussion of new rides and attractions). We believe that the limited supply of real estate suitable for theme park development coupled with high initial capital investment, long development lead-times and zoning and other land use restrictions constrain the number of large theme parks that can be constructed.

•

Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team, currently led by Gus Antorcha, Chief Executive Officer, includes some of the most experienced executives in the world, with an average tenure of approximately 16 years in relevant industries. The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product development, business development, marketing, finance and accounting. Additionally, our animal care team is among the most experienced and qualified in the world, making us a global leader in animal welfare, husbandry, enrichment and veterinary care.

•

Proximity of Complementary Theme Parks. Our theme parks are grouped in key locations near large population centers and/or tourism destinations across the United States, which allows us to realize revenue and operating expense efficiencies. Having complementary theme parks located within close proximity to each other also enables us to cross market and offer bundled ticket and vacation packages. In addition, closely located theme parks provide operating efficiencies including sales, marketing, procurement and administrative synergies as overhead expenses are shared among the theme parks within each region.

•

Significant Cash Flow Generation. We believe that our disciplined approach to capital expenditures and working capital management enables us to generate significant annual operating cash flow, even in years of declining performance. Five of our 12 theme parks are open year-round, reducing our seasonal cash flow volatility.

•

Care for Our Community and the Natural World. We are committed to the communities in which our theme parks are located and focus our philanthropic efforts in three areas: animal preservation and stewardship; youth development and education; and community initiatives that address environmental sustainability. Our theme parks inspire and educate children and guests of all ages through experiences that are fun and meaningful. We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work.  For example, we are the primary supporter and corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, we operate one of the world’s most respected rescue programs for ill and injured marine animals, in collaboration with federal, state and local governments, and other members of accredited stranding networks, among others, with the goal of rehabilitating and returning them to the wild. For more than five decades, our animal experts have helped more than 34,000 ill, injured, orphaned and abandoned wild animals. We are committed to animal rescue, conservation research and education and invest millions annually in these efforts.

Our Theme Parks

Our legacy started in 1959 with the opening of our first Busch Gardens theme park in Tampa, Florida. Since then, we have developed our portfolio of strong brands and strategically expanded across five states on approximately 2,000 acres of owned land and 190 acres of leased land in San Diego. Our theme parks offer guests a variety of exhilarating experiences, from animal encounters that invite exploration and appreciation of the natural world, to thrilling rides and spectacular shows. Our theme parks are consistently recognized among the top theme parks in the world and rank among the most highly attended in the industry.

We generally locate our theme parks in geographic clusters, which we believe improves our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs.  Our portfolio of branded theme parks includes the following names:

•

SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, educational presentations, special dining experiences, thrilling attractions and a variety of entertainment offerings that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill rides and entertainment that creatively incorporate our one-of-a-kind zoological collection. We currently own and operate the following SeaWorld-branded theme parks:

•

SeaWorld San Diego is the original SeaWorld theme park spanning 190 acres of waterfront property on Mission Bay in San Diego, California, is open year-round and is one of the most visited paid attractions in San Diego.

o	Ranked among top three Best Marine Life Park since the award’s inception in 2006 (Amusement Today, 2006-2018)
o	Awarded three International Association of Amusement Parks and Attractions (“IAAPA”) 2018 Brass Ring Awards for various shows (IAAPA)
o	Ranked among top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2017 Report)
•	SeaWorld Orlando is a 279-acre theme park in Orlando, Florida, and is open year-round.
o	Ranked #1 Best Marine Life Park since the award’s inception in 2006 (Amusement Today, 2018)
o	Recognized as Orlando’s Best Theme Park (Orlando Sentinel, 2017)
o	Features the Mako roller coaster which ranked among top 20 steel roller coasters in the world (Amusement Today, 2018)
o	Ranked among top 10 amusement parks in the U.S. and among top 15 amusement parks in the world (TripAdvisor Travelers’ Choice Awards, 2018)
o	Ranked among top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2017 Report)

•	SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing 397 acres in San Antonio, Texas.
o	Ranked among top four Best Marine Life Parks since the award’s inception in 2006 (Amusement Today, 2018)
o	Features Wave Breaker: The Rescue Coaster which ranked among top five best new rides of 2017 (Amusement Today, 2017)
•

Busch Gardens. Our Busch Gardens theme parks are family oriented destinations designed to immerse guests in international geographic settings.  They are renowned for their thrill ride offerings as well as their beauty and cleanliness with award-winning landscaping and gardens.  Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions, roller coasters, and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:

•

Busch Gardens Tampa is open year-round and features exotic animals, thrill rides and shows on 306 acres of lush natural landscape.  The zoological collection is a popular attraction for families, and the portfolio of rides broaden the theme park’s appeal to teens and thrill seekers of all ages.

o	Awarded the prestigious Liseberg Applause Award in 2016 (IAAPA)
o	Features three of the world’s top 50 steel roller coasters (Amusement Today, 2018)
o	Ranked among top 15 amusement parks in the U.S. and among top 25 amusement parks in the world (TripAdvisor Travelers’ Choice Awards, 2018)
o	Ranked among top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2017 Report)
•

Busch Gardens Williamsburg, a 422-acre theme park, is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming.

o	Named the World’s Most Beautiful Amusement Park for 28 consecutive years (National Amusement Park Historical Association, 2018 Survey)
o	Awarded Best Landscaping each year since the category’s inception in 1998 (Amusement Today, 2018)
o	Features the Celtic Fyre show which was awarded Nation’s Best Amusement Park Entertainment (USA Today, 10 Best Readers’ Choice Awards, 2018)
o	Features four of the world’s top 50 steel roller coasters, led by Apollo’s Chariot, the #6 rated steel roller coaster in the world (Amusement Today, 2018)
•

Aquatica. Our Aquatica-branded water parks are premium, family oriented destinations in a South Seas-themed tropical setting.  Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative presentation of marine and terrestrial animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following Aquatica branded theme parks:

•

Aquatica Orlando is an 81-acre South Seas-themed water park adjacent to SeaWorld Orlando that is open year-round. The water park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats.

o	Ranked #1 for the Nation’s Best Outdoor Waterpark (USA Today, 10 Best Readers’ Choice Awards, 2018)
o	Ranked among top 5 water parks in the U.S., and among top 15 water parks in the world (TripAdvisor Travelers’ Choice Awards, 2018)
o	Ranked #4 most attended water park in North America and #8 worldwide (TEA/AECOM 2017 Report)
o	Features the Ray Rush ride which was awarded Best New Water Park Ride for 2018 (Amusement Today, 2018)
o	First water park in the world to be designated a Certified Autism Center (International Board of Credentialing and Continuing Education Standards “IBCCES”, 2018)
•	Aquatica San Antonio is an 18-acre water park located adjacent to SeaWorld San Antonio. The water park features a variety of waterslides, rivers, lagoons, a large beach area and private cabanas.
o	Awarded the Certificate of Excellence award from TripAdvisor (TripAdvisor)

•

Aquatica San Diego, a 66-acre water park, is located near our SeaWorld San Diego theme park. The water park features a variety of waterslides, a lazy river, a wave pool with a large beach area and private cabanas.

o	Implemented an elevated solar panel project that is expected to generate an estimated 80%-90% of the park’s annual energy use
•

Discovery Cove. Located next to SeaWorld Orlando, Discovery Cove is a 58-acre, reservations only, all-inclusive marine life theme park that is open year-round to guests and features premium culinary offerings. The theme park restricts its attendance in order to assure a more intimate experience. Discovery Cove provides guests with a full day of activities, including a 30-minute dolphin swim session and the opportunity to snorkel with thousands of tropical fish, wade in a lush lagoon with stingrays and hand-feed birds in a free flight aviary.

o	Ranked #1 amusement park in the world in 2013-2014 and #2 in 2015-2017 (TripAdvisor Travelers’ Choice Awards, 2013-2014, 2015-2017)
o	Ranked #4 Best Marine Life Park in 2018 and #3 in 2017 (Amusement Today, 2017-2018)
o	First all-inclusive day resort and animal interaction park in the U.S. to be designated a Certified Autism Center (IBCCES, 2019)
•

Sesame Place. Located on 55 acres near Philadelphia, Sesame Place is the only theme park in the United States entirely dedicated to the award-winning television show, Sesame Street, and its spirit of imagination. The theme park shares SeaWorld’s “education and learning through entertainment” philosophy and allows parents and children to experience Sesame Street together through whirling rides, water slides, colorful shows and furry friends.  See additional discussion concerning the license agreement with Sesame Workshop in the “—Intellectual Property” section included elsewhere in this Annual Report on Form 10-K.

o	First theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018)
o	Features Oscar’s Wacky Taxi which was ranked among the top 5 Best New Rides for 2018 (Amusement Today, 2018)
•	Water Country USA. Located on 222 acres, Virginia’s largest family water park, Water Country USA, features state-of-the-art water rides and attractions, all set to a 1950s and 1960s surf theme.
o	Ranked #6 most attended water park in North America (TEA/AECOM 2017 Report)
o	Ranked #8 for the Nation’s Best Outdoor Waterpark (USA Today, 10 Best Readers’ Choice Awards, 2018)
o	Ranked among top 10 water parks in the U.S. and among top 20 water parks in the world (TripAdvisor Travelers’ Choice Awards, 2018)
•	Adventure Island. Located adjacent to Busch Gardens Tampa, Adventure Island is a 56-acre water park that is filled with water rides, dining and other attractions that incorporate a Key West theme.
o	Ranked #7 most attended water park in North America (TEA/AECOM 2017 Report)

The following table summarizes our theme park portfolio for 2018:

Location	Theme Park	Year Opened	Animal Habitats(a)	Rides(b)	Shows(c)	Other(d)
Orlando, FL		1973	16	15	19	37
		2000	5	3	0	9
		2008	3	12	0	5
Tampa, FL		1959	15	28	23	50
		1980	0	12	0	6
San Diego, CA		1964	28	15	18	25
		1996(e)	2	9	0	4
San Antonio, TX		1988	8	10	27	42
		2016(f)	3	12	0	7
Williamsburg, VA		1975	5	39	17	38
		1984	0	18	0	7
Langhorne, PA		1980	0	26	14	23
Total(g)			85	199	118	253
(a)	Represents animal habitats without a ride or show element, often adjacent to a similarly themed attraction.
(b)	Represents mechanical dry rides, water rides and water slides (including wave pools and lazy rivers).
(c)	Represents annual and seasonal shows with live entertainment, animals, characters and/or 3-D or 4-D experiences.
(d)

Represents our 2018 portfolio for events, distinctive experiences and play areas, which collectively may include special limited time events; distinctive experiences often limited to small groups and individuals and/or requiring a supplemental fee (such as educational tours, immersive dining experiences and interactions with animals); and pure play areas, typically designed for children or seasonal special events, often without a queue (such as water splash areas or Halloween mazes).

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

During 2019, we plan to introduce an extensive line up of new rides and attractions. Some of the new attractions planned for 2019 include:

•

Tigris (Busch Gardens Tampa Bay): Florida’s tallest launch coaster is a triple launch steel coaster that will catapult riders through an array of looping twists with forward and backward motion, drops, a 150-foot skyward surge, and an inverted heartline roll, all at more than 60 miles per hour.  The queue will include educational content about the plight of tigers in the wild and what conservationists – including the SeaWorld & Busch Gardens Conservation Fund – are doing to save them.

•

Sesame Street (SeaWorld Orlando): An immersive new land that will feature exciting rides, wet and dry play areas and interactive experiences designed to entertain the entire family including a daily party on Sesame Street and SeaWorld Orlando's first-ever parade.  Guests can explore the iconic neighborhood and walk through Abby Cadabby's garden, visit Mr. Hooper's store, stop by Big Bird's nest, sit on the famous 123 stoop and meet everyone’s favorite friends from Sesame Street including Elmo, Cookie Monster and Big Bird.

•	KareKare Curl (Aquatica Orlando): A first-of-its-kind in Orlando, this family clover-tube ride will send guests soaring on a weightless adventure as they climb a vertical wave wall.
•

Tidal Twister (SeaWorld San Diego): A first-of-its-kind dueling roller coaster that accelerates riders as they twist and bank just as if they are riding the tide along a tight figure-8 track that includes a dynamic roll at the center.  Features its related conservation element, Rising Tide Conservation, with educational content that will focus on the importance of protecting the ocean and coral reefs through sustainable aquaculture programs for marine ornamental fish.

•

Turtle Reef (SeaWorld San Antonio): A one-of-a-kind interactive sea turtle attraction that will give guests an up-close look at live threatened and endangered sea turtles. Populated with non-releasable sea turtles - turtles that are unable to survive in the wild on their own - the attraction will encourage guests to be more conscious about human impact on the oceans and environment.

•	Sea Swinger (SeaWorld San Antonio): One of the tallest and fastest swing rides in the entire state of Texas – swinging riders 180-degrees in both directions while twisting them in a circle.
•	Riptide Rescue (SeaWorld San Antonio): This attraction will provide younger guests and families an opportunity to board a rescue boat and set out on their own sea turtle rescue mission.
•

Ihu’s Breakaway Falls (Aquatica San Antonio): A one-of-a-kind, multi-drop tower slide, the steepest in Texas where riders will drop feet-first through spiraling tubes until they reach the splash pool finale.

•	Finnegan’s Flyer (Busch Gardens Williamsburg): As Virginia’s first Screamin’ Swing, Finnegan’s Flyer will take riders up more than 80 feet at speeds reaching 45 miles per hour.
•

Cutback Water Coaster (Water Country USA): Guests will be able to brave the first Rocket BLAST coaster on the East Coast and Virginia’s first hybrid water coaster which will propel riders through tunnels, up and down steep hills and speed onto the wide-open space of massive saucer-shaped features on over 850 feet of water slide.

•

Sesame Street Neighborhood (Sesame Place): This iconic street will be updated to reflect the reimagined, vibrant set now seen on Sesame Street with brand-new storefronts including an updated Mr. Hooper’s Store and the iconic 123 stoop. Guests can take a stroll through Abby Cadabby’s Garden and pose for a photo in Big Bird’s Nest. And, introducing the newest (and biggest!) neighbor to Sesame Place – Mr. Snuffleupagus! Guests will be able to meet and take photos with Snuffy and Big Bird throughout the spring and summer at Abby’s Paradise Theater.

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

Rides and attractions maintenance represents all functions dedicated to the inspection, upkeep, repair and testing of guest experiences, particularly rides. Rides and attractions maintenance is also staffed with a combination of external suppliers, inspectors and our employees, who work to assure that ride experiences are operating within the manufacturer’s criteria and that maintenance is conducted according to internal standards, industry best practice and standards (such as ASTM International, formerly known as the American Society for Testing and Materials), state or jurisdictional requirements, as well as the ride designer or manufacturer’s specifications. All ride maintenance personnel are trained to perform their duties according to internal training processes, in addition to recognized industry certification programs for maintenance leadership. Every ride at our theme parks is inspected regularly, according to daily, weekly, monthly and annual schedules, by both park maintenance experts and external consultants. Additionally, all rides are inspected daily by maintenance personnel before use by guests to ensure proper and safe operation.

A networked enterprise software system is used to plan and track various maintenance activities, in order to schedule and request work, track completion progress and manage costs of parts and materials.

Animal Care and Rescue

We provide care for one of the largest zoological collections in the world. Our commitment to these animals includes applying world-class standards of care while striving to provide habitats that promote the health of the animals. Our animal care team is among the most experienced and qualified in the world, making SeaWorld a global leader in animal welfare, husbandry, enrichment and veterinary care.

The zoological programs of all three SeaWorld parks, Discovery Cove and Busch Gardens Tampa Bay are validated by several professional zoological assessing organizations. Our parks are accredited members of the Association of Zoos and Aquariums (“AZA”), one of the foremost professional zoological organizations in the world. In addition, our three SeaWorld parks and Discovery Cove are accredited by the Alliance of Marine Mammal Parks and Aquariums (“AMMPA”), an association specifically focused on the care of marine mammals. SeaWorld’s facilities have also received accreditation from the International Marine Animal Trainers’ Association (“IMATA”), whose Animal Trainer Development Program was developed to recognize those facilities that have exceptional systems for training animal care givers in the science and art of animal training, while utilizing positive reinforcement. And lastly, our parks are Certified Humane by Humane Conservation, an animal welfare certification standard developed by the independent third party organization American Humane.

We take a comprehensive approach to ensuring the health and welfare of the animals in our care that focuses on physical, behavioral and population health. Our animal care team includes board-certified veterinarians, technicians and animal care experts, and we have onsite animal hospitals at each SeaWorld park and a guest-facing, state-of-the-art Animal Care Center at our Busch Gardens park in Tampa, Florida. We have also been at the forefront of advancing understanding and best practice-related behavioral health in animals.

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

We apply high quality and comprehensive animal care standards, and actively work to advance knowledge and improve standards. We do this by contributing to research and sharing our insights with other zoological organizations. For example, our continued work to define the clinically normal, healthy ranges for key measures in marine animals in our parks has helped to establish and refine the standards used by many veterinarians to assess both wild and managed marine species. This ongoing research also includes defining the basic biology and physiology of animals in our collection. The combined results of these continued research efforts have provided and will continue to provide essential information and tools to help formulate plans to protect species in their natural habitats.

We are also a leader in animal rescue. Over the last five decades, through December 31, 2018, we have helped more than 34,000 ill, injured, orphaned or abandoned wild animals in need of our expert care. Working in partnership with state, local and federal agencies, our rescue teams are on call 24 hours a day, seven days a week, 365 days a year.

Our commitment to animals also extends beyond our theme parks and throughout the world. We actively participate in species conservation and rescue efforts as discussed in the “—Conservation & Community Relations” section included elsewhere in this Annual Report on Form 10-K.

Our Products and Services

Admission Tickets

We generate most of our revenue from selling admission to our theme parks. For the year ended December 31, 2018, theme park admissions accounted for approximately 58% of our total revenue. We engage with travel agents, ticket resellers and travel agencies, and directly with our guests through our websites and social media, to promote advanced ticket sales and provide guest convenience and ease of entry.

Guests who visit our theme parks have the option of purchasing multiple types of admission tickets, from single and multi-day tickets to season or annual passes. In addition, visitors can purchase vacation packages with preferred hotels, behind-the-scenes tours, specialty dining packages and front of the line “Quick Queue” access to enhance their experience.

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

We actively use pricing and promotions to manage capacity and maximize revenue. We utilize demand-based pricing for select peak time periods at some of our parks, advance purchase discounts to encourage early commitment, and seasonal pricing models to drive demand in non-peak time periods.

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

Merchandise

We offer guests the opportunity to capture memories through our products and services, including through traditional retail shops, game venues and customized photos and videos. We make a focused effort to leverage the emotional connection of the theme park experiences, capitalize on trends and optimize brand alignment with our merchandise product offerings. In-park games are designed with the goal of creating positive family experiences for guests of every age.  Our merchandise teams also focus on making a visit to our theme parks easy, convenient and comfortable. This includes offering lockers or service vehicle rentals such as strollers, electric personal carts and wheelchairs.

Consumer Products and Licensing

To capitalize on our popular brands, we leverage content through licensing and consumer product arrangements. We developed licensed consumer products to drive consumer sales through retail channels beyond our theme parks and continue to look for this channel to grow. While currently these licensed consumer products do not represent a material percentage of our total revenue, we believe by leveraging our brands and our intellectual property through consumer products, we will create new revenue streams and enhance the value of our brands through greater brand visibility, consumer awareness and increased consumer loyalty.  In addition, we have expanded our brand appeal through strategic alliances with well-known external brands, including Sesame Street.  Beginning in 2016, we incorporated Rudolph the Red-Nosed Reindeer™ and other well-known characters into five of our park holiday programs under a license agreement with Character Arts, LLC. During 2018, this agreement was extended through January 2024.

Group Events and Conventions

We host a variety of different group events, meetings and conventions at our theme parks both during the day and at night.  Our parks provide a wide variety of unique venues, backdrops and products for groups and include venues such as the icy walls of Antarctica, concert ready stadiums, outdoor pavilions, animal habitats and fully air-conditioned ballrooms. Our special group ticket packages and offerings appeal to specialty markets such as youth, sports, social (i.e. family reunions) and fraternal groups (i.e. scouts), as well as corporate groups seeking to recognize and reward their employees.

Park buy-outs allow groups to enjoy exclusive itineraries, including meetings and shows, up-close encounters with animals and behind-the-scenes tours. Our group facilities are available year-round and fully customizable as they can be built around any of the park’s special events, inspirational shows, or one-of-a-kind attractions. Each of our theme parks offers attractive venues, such as SeaWorld Orlando’s Ports of Call, a 70,000 square foot dedicated special events complex and banquet facility that includes a ballroom, a collection of four outdoor pavilions and a courtyard in Orlando, to a fully enclosed and air-conditioned pavilion in Tampa.

Corporate Sponsorships and Strategic Alliances

We seek to secure long-term corporate sponsorships and strategic alliances with leading companies and brands that share our core values, deliver significant brand value and influence and drive mutual business gains. We identify prospective corporate sponsors based on their industry and industry-leading position, and we select them based on their ability to deliver impactful value to our theme parks and our brands, as well as to consumer products and various entertainment platforms. Our corporate sponsors contribute to us in a multitude of ways, such as through direct marketing, advertising, media exposure and licensing opportunities, as well as through contributions to the non-profit SeaWorld & Busch Gardens Conservation Fund.  Also see additional discussion concerning our conservation partnerships, such as Guy Harvey, in the “—Conservation and Community Relations” section which follows.

Our Corporate Culture

As a purpose-driven company, our corporate culture is built on our mission to provide experiences that matter for every guest, inspiring them to protect animals and the wild wonders of our world.  Our management team and our employees, often referred to as ambassadors, are committed to connecting people to nature and animals and to do so in a socially responsible manner. As guests explore our parks, we educate our ambassadors on ways to create an environment where each guest can explore a diverse range of experiences meant to inspire and motivate them to join us in protecting animals and our planet. Our purpose and focus on creating experiences that matter for our guests are integral to our organization and the cornerstone of our success.

Sustainable Operations

Environmental conservation is implicit in our purpose. To thrive, animals need vibrant ecosystems and healthy habitats. We understand the adverse effects of human behavior and climate change on ecosystems and the animals who call them home; therefore, we are constantly working to minimize the footprint of our operations. As a part of our commitment to conservation, we have invested in numerous projects to reduce our energy and water use and the amount of waste we generate. For example, in 2018, we implemented an elevated solar panel project at Aquatica San Diego that is expected to generate an estimated 80%-90% of the park’s annual energy use.

We believe our parks have some of the most advanced and efficient water purification systems in the world, which provide the optimum environment for our marine life. We leverage this knowledge to reclaim and recycle wastewater for reuse, thereby decreasing our consumption of fresh water. We have also implemented a range of other water conservation efforts across our parks. Many of these incorporate lessons from our facilities in San Diego and San Antonio, which, driven in part by drought conditions, have found innovative opportunities to harvest rainwater, reuse water for cooling buildings and adapt landscaping to require less water. We continually look for new ways to reduce water use in our parks and to support water conservation projects elsewhere.

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

We support conservation organizations such as the Killer Whale Research and Conservation Program, in partnership with the National Fish and Wildlife Foundation, to study and protect endangered killer whales in the wild, with a particular focus on the Southern Resident killer whale population found off the coast of Washington. Another example is a partnership with marine wildlife artist and conservationist Guy Harvey focused on ocean health and the plight of sharks in the wild. We also continue to support the Hubbs-SeaWorld Research Institute, which was started over 50 years ago by one of SeaWorld’s founders and remains a world-renowned scientific research organization committed to conserving and renewing marine life to ensure a healthier planet.

Alongside our conservation work, we are committed to giving back to the communities in which our theme parks are located. We focus our philanthropic efforts in three areas: animal preservation and stewardship; youth development and education; and community initiatives that address environmental sustainability. We partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance and/or hands-on volunteer work. Additionally, our ambassadors are actively involved in volunteer activities, such as beach and river cleanup efforts, fun run charity fundraisers, local food bank distributions and more.

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

Our Guests and Customers

Our theme parks are entertainment venues with broad demographic appeal and are located near a number of large metropolitan areas, including 6 of the 10 largest metropolitan areas in the United States and near 6 of the top 10 most visited cities in the United States (Worldatlas, 2018). Additionally, because our theme parks are divided between regional and destination theme parks, our guests include local visitors, non-local domestic visitors and international visitors.

Marketing

Our marketing and communications activities continue to be focused around generating profitable attendance, growing in-park per capita spending and building the value of our brands.

Intellectual Property

Our business is affected by our ability to protect against infringement of our intellectual property, including our trademarks, service marks, domain names, copyrights and other proprietary rights. Important intellectual property includes rights in names, logos, character likenesses, theme park attractions and systems related to the study and care of certain of our animals. In addition, we are party to key license agreements as licensee, including our agreements with ABI and Sesame Workshop (“Sesame”) as discussed below.

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

Sesame License Agreement

Our wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), is a party to a license agreement with Sesame, a New York not-for-profit corporation. The License Agreement extends SEA’s status as Sesame’s exclusive theme park partner in the United States, Puerto Rico, and the U.S. Virgin Islands (the “Sesame Territory”), with the second Sesame Place® theme park scheduled to open no later than mid-2021. After the opening of the second Sesame Place, the Company will have the option to build additional Sesame Place theme parks in the Sesame Territory.

Under the terms of the license agreement, including the requirement for certain subsequent approvals from Sesame, Sesame granted SEA the right to use the Sesame Street Elements (as defined below) (a) in connection with the design, building, installation, theming, promotion, and operation of SEA’s existing Sesame Place theme park, located in Langhorne, Pennsylvania (the “Langhorne Sesame Place”) and additional Sesame Place theme parks in the United States (collectively, the “Standalone Parks”); (b) in connection with the design, building, installation, theming, promotion, and operation of SEA’s existing Sesame Lands (currently known as Sesame Street® Bay of Play at SeaWorld San Antonio, Sesame Street Bay of Play at SeaWorld San Diego, Sesame Street Safari of Fun at Busch Gardens Tampa, and Sesame Street Forest of Fun at Busch Gardens Williamsburg) and additional Sesame Lands, including a Sesame Street at SeaWorld Orlando (which the Company plans to open in Spring of 2019) (collectively, the “Sesame Lands”); (c) in connection with the Licensed Products (as defined below); (d) in marketing and promotional activities related to the Standalone Parks and Sesame Lands, including without limitation, marketing, advertising and promotion, character appearances and live presentations (both in park and in off-site promotional activities such as schools, parades, conventions, etc.), and the Licensed Products; and/or (e) to seek and to enter into sponsorship agreements for specific sponsorships of Sesame Street-themed attractions.

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

In March 2017, we entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept & Preliminary Design Support Agreement (the “CDSA”) with an affiliate of Zhonghong Zhuoye Group Co., Ltd., (“ZHG Group”) to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). See Note 17–Related Party Transactions to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

For a discussion of certain risks associated with our international development strategy, including the Middle East Project, see the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—We may not realize the benefits of developments, restructurings, acquisitions or other strategic initiatives.”

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

Competition

Our theme parks and other product and entertainment offerings compete directly for discretionary spending with other destination and regional theme parks and water and amusement parks and indirectly with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sports attractions, restaurants and vacation travel. Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Parks and Resorts, Six Flags Entertainment Corporation, Cedar Fair, L.P., Merlin Entertainments plc and Hershey Entertainment and Resorts Company. Our highly differentiated products provide a value proposition and a complementary experience to those offered by fantasy-themed Disney and Universal parks. In addition, we benefit from the significant capital investments made in developing the tourism industry in the Orlando area. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

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

Employees

As of December 31, 2018, we employed approximately 4,700 full-time employees and approximately 12,000 part-time employees.  During our peak operating season in 2018, we employed approximately 4,100 additional seasonal employees, many of whom are high school and college students. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good.

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

Recent Regulatory Developments

The U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).  The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016.  We submitted a comment letter to APHIS on the final date for comments, expressing our views on the Proposed APHIS Regulations.  The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized. On November 16, 2018, the Federal Register published the latest Unified Agenda of Federal Regulatory and Deregulatory Actions.  No proposed regulatory actions were listed for APHIS indicating that the agency does not plan any further action at this time on the matter.

For a discussion of certain risks associated with federal and state regulations governing the treatment of animals, see the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.”

Insurance

We maintain insurance of the type and in the amounts that we believe to be commercially reasonable for businesses in our industry. We maintain primary and excess casualty coverage of up to $125.0 million. As part of this coverage, we retain deductible/self-insured retention exposures consistent with our normal expected losses related to general liability claims, automobile liability and workers compensation claims. We maintain employers’ liability and all coverage required by law in the states in which we operate. Defense costs are included in the insurance coverage we obtain against losses in these areas. Based upon our historical experience of reported claims and an estimate for incurred-but-not-reported claims, we accrue a liability for our deductible/self-insured retention contingencies regarding general liability, automobile liability and workers compensation exposures. We maintain additional forms of special casualty coverage appropriate for businesses in our industry. We also maintain commercial property coverage against fire, natural perils, so-called “extended coverage” perils such as civil commotion, business interruption and terrorism exposures for protection of our real and personal properties (other than land). We generally renegotiate our insurance policies on an annual basis. We cannot predict the amounts of premium cost that we may be required to pay for future insurance coverage, the level of any deductibles/self-insured retentions we may retain applicable thereto, the level of aggregate excess coverage available, the availability of coverage for special or specific risks or whether the amount of insurance will be sufficient to cover all actual perils that may occur.

Corporate History

Our legacy started in 1959 with the opening of our first Busch Gardens theme park in Tampa, Florida. Since then, we have developed our portfolio of strong brands and strategically expanded across five states.  On December 1, 2009, investment funds affiliated with The Blackstone Group L.P. and certain co-investors, through SeaWorld Entertainment, Inc. and its wholly owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), acquired 100% of the equity interests of Sea World LLC (f/k/a Sea World, Inc.) and SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) from certain subsidiaries of Anheuser-Busch Companies, Inc. We refer to this acquisition and related financing transactions as the “2009 Transactions.” SeaWorld Entertainment, Inc. was incorporated in Delaware on October 2, 2009 in connection with the 2009 Transactions and changed its name from SW Holdco, Inc. to SeaWorld Entertainment, Inc. in December 2012.  We completed our initial public offering (the “IPO”) in April 2013 and our common stock is listed on the New York Stock Exchange under the symbol “SEAS”.

On May 8, 2017, an affiliate of ZHG Group, Sun Wise (UK) Co., LTD (“ZHG”) acquired approximately 21% of the then outstanding shares of common stock of the Company from certain affiliates of Blackstone (the “Seller”), pursuant to a Stock Purchase Agreement between ZHG and the Seller (the “Stock Purchase Agreement”).  See further discussion in Note 1–Description of the Business and Note 17–Related-Party Transactions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  As of December 31, 2018, ZHG owned approximately 23.1% and Hill Path owned approximately 16.6% of our total outstanding common stock.

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

We operate in a complex and evolving regulatory environment and are subject to various federal and state statutes and regulations and international treaties implemented by federal law. The states in which we operate also regulate zoological activity involving the import and export of exotic and native wildlife, endangered and/or otherwise protected species, zoological display and anti-cruelty statutes. We incur significant compliance costs in connection with these regulations and violation of such regulations could subject us to fines and penalties and result in the loss of our licenses and permits, which, if occurred, could impact our ability to display certain animals. Future amendments to existing statutes, regulations and treaties or new statutes, regulations and treaties or lawsuits against the Company, government agencies or other third parties in the zoological industry may potentially restrict our ability to maintain our animals, or to acquire new ones to supplement or sustain our breeding programs or otherwise adversely affect our business.

In 2017, the Orca Responsibility and Care Advancement Act (the “ORCA Act”) was reintroduced.  If enacted, this reintroduced bill would amend the Marine Mammal Protection Act of 1972 and the Animal Welfare Act to prohibit the breeding, the taking (wild capture), and the import or export of orcas for the purposes of public display.  In addition, the reintroduced bill would prohibit the transport of orcas from one park to another but does allow for transport to a “marine mammal sanctuary” and attempts to officially define the term “sanctuary” in law.

In 2016, a California lawmaker reintroduced the California Orca Protection Act.  On August 26, 2016, this bill was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or existing orcas out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. We introduced new orca programs in our San Diego park in 2017 which are consistent with these standards.  In 2018, a Florida State lawmaker filed a Florida Orca Protection bill, with similar language to the California legislation, which would have similar implications to the California legislation; however, we are developing new orca programs at all SeaWorld parks which are consistent with the proposed standards. In 2019, a California lawmaker introduced an amendment to the California Orca Protection Act which could expand the act to cover all whales and dolphin species. If enacted as proposed, the California Orca Protection Act could require changes to our business and could result in material costs and negatively impact our results of operations.

In 2015 legislation was proposed that would have directed the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) to issue updated regulations for the display of marine mammals in domestic zoos and aquaria within six months of enactment.  This proposed rule would have affected sections in the regulations for the protection of all marine mammals in the United States relating to human marine mammal interactive programs, space requirements, water quality, indoor facilities, outdoor facilities, implementation dates, and variances.  The full impact of the Proposed APHIS Regulations on our business is not determinable until the Proposed APHIS Regulations are finalized.  If enacted, the Proposed APHIS Regulations could increase our regulatory compliance burdens and costs, impact the way and manner the Company’s marine mammals are displayed and require additional management attention and investments to come into compliance.

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

We are subject to scrutiny by activist and other third-party groups and/or media who can pressure governmental agencies, vendors, partners, and/or regulators, bring action in the courts or create negative publicity about us.

From time to time, animal activist and other third-party groups may make claims before government agencies, bring lawsuits against us, and/or attempt to generate negative publicity associated with our business. Such activities sometimes are based on allegations that we do not properly care for some of our animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of future claims and lawsuits that could be brought against us, governmental agencies or other third parties in the zoological industry.  Even if not successful, these lawsuits can require deployment of Company resources.

Negative publicity created by activists or in the media could adversely affect our reputation and results of operations. At times, activists and other third-party groups have also attempted to generate negative publicity related to our relationships with our business partners, such as corporate sponsors, promotional partners, vendors, ticket resellers and others.  These activities have at times led relationships with some ticket resellers to be terminated.  Although sales from any particular ticket reseller may not constitute a significant portion of our ticket sales, if a relationship with a ticket reseller is terminated, we will attempt to find alternative distribution channels.  However, there can be no assurance that we will be successful or that those channels will be as successful or not have additional costs.  If we are unable to find cost effective alternative distribution channels, the loss of multiple ticket resellers could have a negative impact on our results of operations.

Various factors beyond our control could adversely affect attendance and guest spending patterns at our theme parks.

Various factors beyond our control could adversely affect attendance and guest spending patterns at our theme parks. These factors could also affect our suppliers, vendors, insurance carriers and other contractual counterparties. Such factors include but are not limited to:

•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events;
•

outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to travel-related health concerns such as pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS;

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
•

oil prices and travel costs and the financial condition of the airline, automotive and other transportation-related industries, any travel-related disruptions or incidents and their impact on travel or decrease transportation options to cities where we have parks;

•

actions or statements by U.S. and foreign governmental officials, including the U.S. President and administration officials, related to travel and corporate travel-related activities (including changes to the U.S. visa rules) and the resulting public perception of such travel and activities; and

•	interruption of public or private utility services to our theme parks.

Any one or more of these factors could adversely affect attendance, revenue and per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations. For example, in 2017, we experienced a decline in international attendance from certain markets including the United Kingdom.  We believe these declines were due partly to the strengthening of the U.S. dollar against a variety of foreign currencies.  The June 2016 announcement of the Referendum of the United Kingdom’s Membership of the European Union (referred to as Brexit) introduced additional volatility and uncertainty in global stock markets and currency exchange rates which we believe may have also had an impact on our international attendance from the United Kingdom.  Historically, attendance from the United Kingdom represented approximately 5% of our total annual attendance.  Fluctuations in foreign currency exchange rates impact our business.  A strong dollar increases the cost for international tourists and could impact their spending.  In addition, demand for our parks is highly dependent on the general environment for travel and tourism, which can be significantly adversely affected by extreme weather events.  Any of such events could have a material adverse effect on our business, financial condition, or results of operations.  For example, attendance at our parks in 2017 was negatively impacted by Hurricane Irma, which caused park closures in Tampa and Orlando, and, to a lesser extent, Hurricane Harvey, which caused park closures and travel disruptions in Texas, as well as weather impacts in Virginia.

Incidents or adverse publicity concerning our theme parks or the theme park industry generally could harm our brands or reputation as well as negatively impact our revenues and profitability.

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company, the quality of our theme parks and services and our corporate and management integrity. The operation of theme parks involves the risk of accidents, illnesses, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our brands or reputation and our business and results of operations. An accident or an injury at any of our theme parks or at theme parks operated by competitors, particularly an accident or an injury involving the safety of guests and employees, that receives media attention, is the topic of a book, film, documentary or is otherwise the subject of public discussions, may harm our brands or reputation, cause a loss of consumer confidence in the Company, reduce attendance at our theme parks and negatively impact our results of operations. Such incidents have occurred in the past and may occur in the future. In addition, other types of adverse publicity concerning our business or the theme park industry generally could harm our brands, reputation and results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity.  There has been and may continue to be perception issues and negative media attention that create a barrier to attendance at our parks which could materially adversely affect our business, financial condition and results of operations.

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

Volatile, negative or uncertain economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. The actual or perceived weakness in the economy could also lead to decreased spending by our guests. For example, in 2009 and 2010, we experienced a decline in attendance as a result of the global economic crisis, which in turn adversely affected our revenue and profitability. Both attendance and total revenue per capita spending at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition and results of operations.

A significant portion of our revenues are generated in the States of Florida, California and Virginia and in the Orlando market. Any risks affecting such markets, such as natural disasters and travel-related disruptions or incidents, may materially adversely affect our business, financial condition and results of operations.

Approximately 57%, 17% and 13% of our revenues in 2018 were generated in the States of Florida, California and Virginia, respectively. In addition, our revenues and results of operations depend significantly on the results of our Orlando theme parks. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

Any risks described in this Annual Report on Form 10-K, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally or our Orlando theme parks in particular may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2016, Florida was impacted by Tropical Storm Colin and both Florida and Virginia were impacted by Hurricanes Hermine and Matthew, which caused physical damage and power outages in various parts of Florida and Virginia.  Although we attempted to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida and in Williamsburg, Virginia experienced closures as a result of these storms.  In addition, attendance at our parks in 2017 was negatively impacted by Hurricane Irma, which caused park closures in Tampa and Orlando, and, to a lesser extent, Hurricane Harvey, which caused park closures and travel disruptions in Texas, as well as weather impacts in Virginia.

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

Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Parks and Resorts, Six Flags Entertainment Corporation, Cedar Fair, L.P., Merlin Entertainments plc, and Hershey Entertainment and Resorts Company. The principal competitive factors of a theme park include location, price, originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of its food and entertainment, weather conditions, ease of travel to the theme park (including direct flights by major airlines), and availability and cost of transportation to a theme park. Certain of our direct competitors have substantially greater financial resources than we do, and they may be able to adapt more quickly to changes in guest preferences or devote greater resources to promotion of their offerings and attractions than us. Our competitors may be able to attract guests to their theme parks in lieu of our own through the development or acquisition of new rides, attractions or shows that are perceived by guests to be of a higher quality and entertainment value. As a result, we may not be able to compete successfully against such competitors. For example, in 2014, we experienced negative attendance trends, primarily at our destination parks in Florida, which we believe was due in part to significant new attraction offerings at competitor destination parks, along with a delay in the scheduled opening of one of our new rides at our Busch Gardens Tampa park.

Featuring animals at our theme parks involves risks.

Our theme parks feature numerous displays and interactions that include animals. All animal enterprises involve some degree of risk. All animal interactions by our employees and our guests in attractions in our theme parks, where offered, involves risk. While we maintain strict safety procedures for the protection of our employees and guests, injuries or death, while rare, have occurred in the past. For example, in February 2010, a trainer was killed while engaged in an interaction with an orca. Following this incident, we were subject to an inspection by the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), which resulted in citations concerning alleged violations of the Occupational Safety and Health Act and certain regulations thereunder. In connection with this incident, we reviewed and revised our safety protocols and made certain safety-related facility enhancements such as revising training protocols used in show performances. This incident has also been and continues to be the subject of significant media attention, including extensive television and newspaper coverage, a documentary and a book, as well as discussions in social media. This incident and similar events that may occur in the future may harm our reputation, reduce attendance and negatively impact our business, financial condition and results of operations.

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

A large portion of our expenses is relatively fixed because the costs for employees, maintenance, animal care, utilities, advertising and insurance do not vary significantly with attendance. These fixed costs may increase at a greater rate than our revenues and may not be able to be reduced at the same rate as declining revenues. If cost-cutting efforts are insufficient to offset declines in revenues or are impracticable, we could experience a material decline in margins, revenues, profitability and reduced or negative cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

Changes in consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of our business.

The success of our business depends on our ability to consistently provide, maintain and expand theme park attractions as well as create online material and consumer products that meet changing consumer preferences. In addition, consumers from outside the United States constitute an important portion of our theme park attendance, and our success depends in part on our ability to successfully predict and adapt to tastes and preferences of this consumer group. If our entertainment offerings and products do not achieve sufficient consumer acceptance or if consumer preferences change, our business, financial condition or results of operations could be materially adversely affected.

Cyber security risks and the failure to maintain the integrity of internal or guest data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

We collect internal and customer data for business purposes.  This data may include Personal Identifiable information held in our various information technology systems which collect, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our theme parks, products and services to our guests. We also rely on accounting, financial and operational management information technology systems to conduct our operations. If these information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

We face various security threats, including cyber security attacks on our data infrastructure. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent.  In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.  To date, cyber security attacks directed at us have not had a material impact on our financial results.  Due to the evolving nature of security threats, however, the impact of any future incident cannot be predicted.

Increased labor costs and employee health and welfare benefits may negatively impact our operations.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our employees. Increased labor costs due to competition, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions that have impacted our healthcare costs.  Any future amendments could significantly increase our compensation costs, which would reduce our net income and adversely affect our cash flows.

In 2016, San Diego passed legislation increasing its minimum wage and beginning in January 2019, the San Diego minimum wage as well as the State of California minimum wage will change based on the consumer price index.  Virginia has also proposed legislation that would take effect July 1, 2019 which would increase its minimum wage over a three year period to $15 an hour by 2021. In addition, a number of companies from whom we compete for talent have publicly announced wage increases. Increases to the minimum wage in locations where we do business, wages of companies from whom we compete for talent and/or increased benefit costs will negatively impact our operating expenses.

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

We are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including guests who visit our theme parks, our employees or regulators. We are currently subject to securities litigation.  The Company is also subject to audits, inspections and investigations by, or receives requests for information from, various federal and state regulatory agencies, including, but not limited to, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”), the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), the California Occupational Safety and Health Administration (“Cal-OSHA”), state departments of labor, the Florida Fish & Wildlife Commission (“FWC”), the Equal Employment Opportunity Commission (“EEOC”), the Internal Revenue Service (“IRS”), the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”). From time to time, various parties may also bring lawsuits against the Company.  For example, in June 2017, the Company received a subpoena in connection with an investigation by the DOJ concerning certain disclosures and public statements made by the Company and certain individuals on or before August 2014, and trading in the Company’s securities.  The Company also had received subpoenas from the staff of the SEC in connection with these matters.  During the year ended December 31, 2018, the Company reached a settlement with the SEC. In connection with the settlement, without admitting or denying the substantive allegations in the SEC’s complaint, the Company agreed to the entry of a final judgment ordering the Company to pay a civil penalty of $4.0 million and enjoining the Company from violation of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder. The settlement was approved by the U.S. District Court for the Southern District of New York on September 24, 2018. On December 11, 2018, the DOJ informed us that it does not intend to take any action against the Company or any individuals in connection with its investigation. We consider the DOJ matter concluded.

We discuss securities litigation and other litigation to which we are subject in greater detail in “Item 3. Legal Proceedings” and Note 15–Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcome of many of these proceedings cannot be predicted. If any proceedings, audits, inspections or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material sums of money, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management’s attention and resources.

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

Our success depends in part upon a number of key employees, including members of our senior management team who have extensive experience in the industry. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the market. Failure to attract, motivate and retain highly qualified employees, or failure to develop and implement a viable succession plan, could adversely affect our business and our future success.  The Board recently appointed Gustavo (Gus) Antorcha as Chief Executive Officer and member of the Board of Directors.  Changes in the Company’s management team and to the Board of Directors, may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the management team or the Board of Directors could have a negative impact on the Company’s ability to manage and grow its business effectively. In addition, if the Company is not effective in its succession planning, it may have a negative impact on the Company’s ability to successfully recruit for its management team. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key management roles could have a material adverse impact on the Company’s business, results of operations and/or the price of the Company’s common stock.

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

In addition, we employ a significant seasonal workforce. We recruit year-round to fill thousands of seasonal staffing positions each season and work to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place. There is no assurance that we will be able to recruit and hire adequate seasonal personnel as the business requires or that we will not experience material increases in the cost of securing our seasonal workforce in the future. Increased seasonal wages or an inadequate workforce could materially adversely affect our business, financial condition or results of operations.  See also, “Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

We may not realize the benefits of developments, restructurings, acquisitions or other strategic initiatives.

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. For example, in 2016 we announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island. In addition, on March 24, 2017, we entered into a Park Exclusivity and Concept Design Agreement (“ECDA”) and a Center Concept & Preliminary Design Support Agreement (“CDSA”) with an affiliate of ZHG Group to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau. There is no assurance that the Miral partnership or any other expansion effort for our business, including without limitation the ECDA and the CDSA, will be successful.

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

The Company has a strategic plan to grow revenue and Adjusted EBITDA and, from time to time, identifies and executes on cost reduction opportunities.  There can be no assurances that we will be able to achieve and/or sustain the cost savings, grow our business or realize or sustain the operational efficiencies.  See further discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Principal Factors and Trends Affecting Our Results of Operations―Costs and Expenses” included elsewhere in this Annual Report on Form 10-K.

If we are unable to maintain certain commercial licenses, our business, reputation and brand could be adversely affected.

We rely on a license from Sesame to use the Sesame Place trade name and trademark and certain other intellectual property rights, including titles, marks, characters, logos and designs from the Sesame Street television series within our Sesame Place theme park located in Langhorne, Pennsylvania (the “Langhorne Sesame Place”) and any additional future Sesame Place theme parks in the United States (collectively, the “Standalone Parks”) and with respect to Sesame Street themed areas within certain areas of some of our other theme parks, as well as in connection with the sales of certain Sesame Street themed products. The License Agreement with Sesame Workshop (the “Sesame License Agreement”) has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a 5-year option added from each new Standalone Park opening. Our use of these intellectual property rights is subject to the approval of Sesame and the parties have certain termination rights under the Sesame License Agreement, including without limitation Sesame’s right to terminate the Sesame License Agreement in whole or in part under certain limited circumstances, including a change of control of the Company (or of SeaWorld Parks and Entertainment, Inc., a wholly-owned subsidiary of the Company), the Company’s bankruptcy or uncured breach of the Sesame License Agreement, or the termination of the Sesame License Agreement regarding the Langhorne Sesame Place theme park.  If we were to lose or have to renegotiate the Sesame License Agreement, our business may be adversely affected.

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

Our existing debt agreements contain, and documents governing our future indebtedness may contain, financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, pay dividends and other distributions, make capital expenditures, make certain loans, investments and other restricted payments, enter into agreements restricting our subsidiaries’ ability to pay dividends, engage in certain transactions with stockholders or affiliates, sell certain assets or engage in mergers, acquisitions and other business combinations, amend or otherwise alter the terms of our indebtedness, alter the business that we conduct, guarantee indebtedness or incur other contingent obligations and create liens. Our existing debt agreements also require, and documents governing our future indebtedness may require, us to meet certain financial ratios and tests. Our ability to comply with these and other provisions of the existing debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. We discuss certain key covenants and financial ratios to which we are subject under our debt agreements in greater detail under the caption “Restrictive Covenants” in Note 12–Long-Term Debt to our accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Our Indebtedness―Covenant Compliance”. Additionally, variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our indebtedness.

We expect current and future borrowings under our Term B-5 Loans which mature on March 31, 2024, and the New Revolving Credit Facility which matures on October 31, 2023 to be based on LIBOR.  We have also hedged approximately $1.0 billion of LIBOR based debt which matures on March 14, 2020.  In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated it will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. If LIBOR ceases to exist, we may need to renegotiate any credit agreements or hedge transactions extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.  Also, if we intend to hedge our LIBOR denominated debt, we cannot predict whether hedging opportunities will exist on acceptable terms. The Alternative Reference Rates Committee, which was charged with determining a replacement for LIBOR, has proposed the Secured Overnight Financing Rate (“SOFR”), as its recommended alternative to LIBOR. Subsequent to that recommendation, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging which includes SOFR as a permitted rates that can be used in the application of hedge accounting pursuant to adoption of the standard (see Note–3 Recent Accounting Pronouncements to our accompanying consolidated financial statements included elsewhere in this Annual report on Form 10-K for further discussion).  The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The market transition away from LIBOR is expected to be gradual and complicated, and to include the development of term and credit adjustments to accommodate differences between LIBOR and SOFR.  There can be no guarantee that SOFR will become widely used or that alternatives may be developed without additional complications. We are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition from LIBOR may be on our business, financial condition, and results of operations.

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

For example, as of December 31, 2018, our Senior Secured Credit Facilities were rated by Standard and Poor’s Financial Services (corporate credit rated B with a positive outlook and the Senior Secured Credit Facilities rated B) and Moody’s Investors Service (corporate family rated B2 with a stable outlook and the Senior Secured Credit Facilities rated B2).  We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds and related margins, liquidity and access to capital markets. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, could increase our borrowing costs.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2018, our total indebtedness was approximately $1.553 billion. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities, share repurchases of the Company’s common stock and capital expenditures; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. If unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our obligations and impair our liquidity. There can be no assurance that any refinancing of our indebtedness will be possible and any such refinancing could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. We from time to time may increase the amount of our indebtedness, modify the terms of our financing arrangements, issue dividends, make capital expenditures and take other actions that may substantially increase our leverage.

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

We maintain a variety of business licenses issued by federal, state and local authorities that are renewable on a periodic basis. We cannot guarantee that we will be successful in renewing all of our licenses on a periodic basis. The suspension, termination or expiration of one or more of these licenses could materially adversely affect our revenues and profits. In addition, any changes to the licensing requirements for any of our licenses could affect our ability to maintain the licenses or increase the cost of retaining the license.

Delays, restrictions or inability to obtain or maintain permits for capital investments could impair our business.

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

We are exposed to the risk of loss in the event of non-performance by such strategic partners or other counterparties. Some of these counterparties may be highly leveraged and subject to their own operating, market and regulatory risks, and some are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. Since April 2018, there have been reports that ZHG or its affiliates have been experiencing financial distress. The inability of affiliates of ZHG Group to pay amounts due to us or otherwise fulfill their obligations to us under their agreements with us, including the Park Exclusivity and Concept Design Agreement (“ECDA”) and/or the Center Concept & Preliminary Design Support Agreement (“CDSA”), could have an adverse impact on us.  In addition, the sale or transfer of our common stock owned by affiliates of ZHG Group, or the perception that such sales or transfers could occur, could harm the prevailing market price of shares of our common stock.

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

Changes to immigration, foreign trade, investments or other policies of the United States could adversely impact our business, financial condition and results of operations.

Certain policies regarding foreign travel to the United States, foreign trade, manufacturing, development and investment could adversely affect our business. For example, policies that strengthen the U.S. dollar against a variety of foreign currencies could impact international tourist spending, including at our theme parks. In addition, foreign tourists may opt to reduce their travel to the United States as a result of policies regarding immigration, foreign trade or other matters. While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of our securities.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

Our operations are capital intensive and require significant investment in long-lived assets, such as property, equipment and other long-lived assets and indefinite-lived intangible assets. Goodwill and other intangible assets represent a significant portion of our assets. We review goodwill and intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in park performance, adverse competitive conditions, adverse changes in applicable laws or regulations, including changes that restrict our activities or affect the services we offer, challenges to the validity of our intellectual property and a variety of other factors.  For example, in 2017 due to financial performance at our SeaWorld Orlando park, we determined a triggering event had occurred that required an interim goodwill impairment test. Based on the results of the interim goodwill impairment test, we concluded that the goodwill for the SeaWorld Orlando reporting unit was fully impaired which resulted in a goodwill impairment charge of $269.3 million for the year ended December 31, 2017.  See Note 9–Goodwill, Net, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  There is no assurance that we will not experience similar asset impairments in the future. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations.

Changes to tax laws may result in a material adverse effect on our business, cash flow, results of operations or financial condition.

The Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017, and contains a number of changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21% and imposing limitations on the deductibility of interest. As of December 31, 2018, the Company has calculated the impact of the Tax Act in accordance with its current interpretation and available guidance, particularly as it relates to the future deductibility of executive compensation items and state conformity to the Tax Act. However, additional guidance may be issued by the Internal Revenue Service, or IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

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

We value constructive input from our stockholders and the investment community. Our Board and management team are committed to acting in the best interests of all of our stockholders. There is no assurance that the actions taken by our Board of Directors and management in seeking to maintain constructive engagement with our stockholders will be successful. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could also interfere with our ability to execute our strategic plan and our long term growth. The perceived uncertainties as to our future direction caused by activist actions could affect the market price of our securities, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, board members and business partners. In addition, any interference with our annual meeting process, including but not limited to a proxy contest for the election of directors at our annual meeting, could require us to incur significant legal and other advisory fees and proxy solicitation expenses and require significant time and attention by management and our Board.

Affiliates of Hill Path Capital LP could be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

On February 14, 2019, Hill Path Capital LP and affiliated entities (“Hill Path”) filed with the SEC a Schedule 13F reporting that such persons had accumulated a total of 13,991,306 shares of the Company’s common stock, which represented approximately 16.6% of the Company’s total outstanding shares of common stock as of December 31, 2018.  In addition, on November 7, 2017, Hill Path filed a Schedule 13D which stated, among other things, that they may suggest changes in the Company’s business, operations, capital structure, capital allocation, corporate governance and other strategic matters.  As described in our Current Report on Form 8-K filed on November 7, 2017, we entered into a cooperation agreement and certain related agreements with Hill Path with a view to working collaboratively to build long term stockholder value.  Pursuant to the cooperation agreement, on November 5, 2017, the Board appointed Scott I. Ross (the “Designee”) to the Board and created the Revenue Committee of the Board.  The Revenue Committee is responsible for the development, articulation and execution of the Company’s short-term and long-term revenue-growth strategies.  For so long as the Designee remains on our Board, Hill Path will have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. Also, for so long as Hill Path continues to own a significant percentage of our stock, Hill Path may be able to influence whether or not a change of control of our Company or a change in the composition of our Board of Directors occurs. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Affiliates of ZHG Group will be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

Affiliates of ZHG Group beneficially own approximately 23.1% of our common stock as of  December 31, 2018 and have the ability to elect a specified number of members of our Board of Directors as described in our Current Report on Form 8-K filed on March 24, 2017.  Thus, for so long as ZHG Group continues to own specified percentages of our stock, ZHG Group will be able to influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. Accordingly, during that period of time, ZHG Group will have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as ZHG Group continues to own a significant percentage of our stock, ZHG Group may be able to influence whether or not a change of control of our company or a change in the composition of our Board of Directors occurs. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

The trading price of our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2018, our common stock close price has ranged from $10.61 to $38.92. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond our control, including:

•	results of operations that vary from the expectations of securities analysts and investors;
•	results of operations that vary from those of our competitors;
•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•	declines in the market prices of stocks generally, or those of amusement and theme parks companies;
•	strategic actions by us or our competitors;
•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•	changes in general economic or market conditions or trends in our industry or markets;
•	changes in business or regulatory conditions;
•	future sales of our common stock or other securities;
•	repurchases of our common stock;
•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry, particularly with respect to strategic transactions;
•	announcements relating to litigation;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	the development and sustainability of an active trading market for our stock;
•	actions by institutional or activist stockholders;
•	changes in accounting principles; and
•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

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

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects and expenses, managing debt levels, and periodically returning capital to our shareholders through share repurchases and dividends.  There can be no assurance that our capital allocation decisions will enhance shareholder value.  During 2018, we repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million, leaving approximately $92.0 million available under the Share Repurchase Program as of December 31, 2018.  On February 22, 2019, our Board authorized a replenishment to our Share Repurchase Program of $158.0 million, bringing the total amount authorized for future share repurchases to $250.0 million.  The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.  There were no share repurchases during the years ended December 31, 2017 and 2016.  Repurchases of our common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.  There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness.

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

Shares held by ZHG Group, Hill Path and certain of our directors, officers and employees are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to a registration rights agreement entered into in connection with the ZHG Transaction, we granted ZHG Group the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act.  We also entered into a side letter with Hill Path on November 5, 2017 that provides if it obtains any requisite Board approval or the consent of ZHG, the Company will execute and deliver to Hill Path a form of registration rights agreement which grants Hill Path limited shelf registration rights with respect to their common stock (including certain demand underwritten offering rights and piggyback registration rights) under the Securities Act.

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

In addition, the shares of our common stock reserved for future issuance under the 2017 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, any applicable lock-up agreements in effect from time to time and Rule 144, as applicable. A total of 15,000,000 shares of common stock were reserved for issuance under the 2017 Omnibus Incentive Plan, of which approximately 9,770,000 shares of common stock remain available for future issuance as of December 31, 2018. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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
•

the removal of directors with or without cause only by the affirmative vote of the holders of at least 66.67% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class; and

•

that certain provisions may be amended only by the affirmative vote of the holders of at least 66.67% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 53.7% of our common stock outstanding as of December 31, 2018. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes our principal properties, which includes approximately 400 acres of land available for future development.

Location	Size	Use
Orlando, FL	76,360 sq ft	Leased Office Space (corporate headquarters)(a)
Orlando, FL	9,636 sq ft	Leased Office Space (call center)
San Diego, CA	190 acres(b)	Leased Land
Chula Vista, CA	66 acres	Owned Water Park
Orlando, FL	279 acres	Owned Theme Park
Orlando, FL	58 acres	Owned All-inclusive Interactive Park
Orlando, FL	81 acres	Owned Water Park
Tampa, FL	56 acres	Owned Water Park
Tampa, FL	306 acres	Owned Theme Park
Dade City, FL	109 acres	Owned Breeding and Holding Facility
Langhorne, PA	55 acres	Owned Theme Park
San Antonio, TX	397 acres	Owned Theme Park
San Antonio, TX	18 acres	Owned Water Park
Williamsburg, VA	222 acres	Owned Water Park
Williamsburg, VA	422 acres	Owned Theme Park
Williamsburg, VA	5 acres	Owned Warehouse Space
Williamsburg, VA	5 acres	Owned Seasonal Worker Lodging
(a)

The lease agreement for our corporate headquarters building expires on September 30, 2019.  We are currently building a new corporate headquarters building on owned land adjacent to our SeaWorld Orlando park.

(b)	Includes approximately 17 acres of water in Mission Bay Park, California.

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

Securities Class Action Lawsuits

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 and August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 17, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), then filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint which   the Court granted on March 31, 2016.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants The Court later denied a renewed motion to dismiss the Second Amended Complaint.  In May 2017, Plaintiffs filed a motion for class certification which the Court granted on November 29, 2017. On December 13, 2017, Defendants filed a petition for permission to appeal the Court’s class certification order with the United States Court of Appeals for the Ninth Circuit, which was denied on June 28, 2018. Discovery is currently ongoing with the trial scheduled for fall 2019. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al. v. SeaWorld Entertainment, Inc. et al., Civil Action No. 18-cv-1276L-BLM was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers (collectively, the “Defendants”).  The plaintiffs, which are investment funds managed by a common adviser (collectively, the “Plaintiffs”) allege, among other things, that the Defendants made false and misleading statements in violation of the federal securities laws regarding the impact of the documentary Blackfish on SeaWorld’s business.  The complaint further alleges that such statements were made to induce Plaintiffs to purchase common stock of the Company at artificially-inflated prices and that Plaintiffs suffered investment losses as a result.  The Plaintiffs are seeking unspecified compensatory damages and other relief.  On October 19, 2018, Defendants filed a motion for the partial dismissal of the Plaintiffs’ complaint. On February 7, 2019, the Court granted Defendants’ motion, with leave to amend.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery in the State of Delaware against, among others, the Chairman of the Company’s Board, certain of the Company’s executive officers, directors and shareholders, and Blackstone.  The Company is a “Nominal Defendant” in the lawsuit.

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

Consumer Lawsuit

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc. Civil Case No. 15-cv-02172-JSW, (the “Anderson Matter”).  The putative class consisted of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  The complaint (as amended) alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its orcas, resulting in confusion or misunderstanding among ticket and orca plush purchasers with intent to deceive and mislead the plaintiffs and purported class members.  The complaint seeks actual damages, equitable relief, attorneys’ fees and costs.  Based on plaintiffs’ definition of the class, the amount in controversy could have exceeded $5.0 million assuming the class became certified.  The liability exposure is speculative though.  On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California.

The Company filed a motion for summary judgment on October 30, 2017 which the Court granted in part and denied in part.  On May 23, 2018, the plaintiffs represented to the Court that they will not file a motion for class certification.  The case is no longer a class action.  All three named plaintiffs continue to have claims for individual restitution in a nominal amount and injunctive relief. Trial is currently scheduled for October 2019.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

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

In April 2018, the Company reached a preliminary agreement in principle to settle this matter for a payment of $11.5 million, plus certain administrative costs and expenses associated with the proposed settlement.  The proposed settlement is still subject to further documentation and court approval. The Company has accrued $11.5 million related to this proposed settlement in other accrued liabilities in the accompanying consolidated balance sheet.

Other Matters

The Company is a party to various other claims and legal proceedings arising in the normal course of business. In addition, from time to time the Company is subject to audits, inspections and investigations by, or receives requests for information from, various federal and state regulatory agencies, including, but not limited to, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”), the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), the California Occupational Safety and Health Administration (“Cal-OSHA”), the Florida Fish & Wildlife Commission (“FWC”), the Equal Employment Opportunity Commission (“EEOC”), the Internal Revenue Service (“IRS”) the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”).

In September 2018, the Company reached a settlement with the SEC relating to a previously disclosed SEC investigation. In connection with the settlement, without admitting or denying the substantive allegations in the SEC’s complaint, the Company agreed to the entry of a final judgment ordering the Company to pay a civil penalty of $4.0 million and enjoining the Company from violation of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder. The settlement was approved by the U.S. District Court for the Southern District of New York on September 24, 2018.  The settlement is recorded in selling, general and administrative expenses for the year ended December 31, 2018 in the Company’s consolidated financial statements included elsewhere in the Annual Report on Form 10-K. On December 11, 2018, the DOJ informed the Company that it does not intend to take any action against the Company or any individuals in connection with the investigation previously disclosed by the Company concerning disclosures and public statements made by the Company and certain individuals on or before August 2014 and trading in the Company’s securities.  The Company considers the DOJ matter concluded.

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “SEAS.”  As of February 22, 2019, there were approximately 325 holders of record of our outstanding common stock.  This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We currently do not pay a dividend.  Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board deems relevant. See Note 20–Stockholders’ Equity in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of SeaWorld under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the five-year cumulative total stockholder return for our common stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index and the S&P 400 Movies & Entertainment Index. The graph assumes that $100 was invested in the Company’s common stock and in each index at the market close on December 31, 2013 and assumes that all dividends were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
SeaWorld Entertainment, Inc.	$100.00	$63.72	$73.37	$73.72	$52.85	$86.03
S&P 500 Index - Total Returns	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
S&P Midcap 400 Index	$100.00	$109.77	$107.38	$129.65	$150.71	$134.01
S&P 400 Movies & Entertainment Index	$100.00	$92.74	$91.60	$112.49	$140.32	$155.01

Note: Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2019.

Index Data: Copyright Standard and Poor’s Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2018.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018	October 31, 2018	33,252	$28.65	—	$190,000,035
November 1, 2018	November 30, 2018	2,346,409	$26.27	2,344,819	$128,413,242
December 1, 2018	December 31, 2018	1,311,271	$27.82	1,309,997	$91,967,699
Total		3,690,932		3,654,816	$91,967,699

(1)

In 2014, the Board authorized the repurchase of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued at any time. Pursuant to the Share Repurchase Program, during the fourth quarter of 2018, the Company repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million, leaving approximately $92.0 million available under the Share Repurchase Program as of December 31, 2018. All of the common stock is held as treasury shares as of December 31, 2018. On February 22, 2019, the Company’s Board of Directors authorized a replenishment to the Share Repurchase Program of $158.0 million, bringing the total amount authorized for future share repurchases to $250.0 million.  The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.  See Note 20–Stockholders’ Equity in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Share Repurchase Program.

(2)

Except for the 3,654,816 shares of our common stock repurchased as described in footnote (1) above, all other purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

Item 6.  Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating data as of the dates and for each of the fiscal years ended December 31, 2018, 2017, 2016, 2015 and 2014.

The selected financial data as of December 31, 2018 and 2017 and for each of the fiscal years ended December 31, 2018, 2017 and 2016 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The selected financial data as of December 31, 2016, 2015 and 2014 and for the fiscal years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.”

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2018	2017	2016	2015	2014
Selected Statements of Comprehensive Income (Loss) Data:	(In thousands, except per share and per capita amounts)
Net revenues:
Admissions	$798,793	$765,072	$817,793	$846,922	$859,426
Food, merchandise and other	573,497	498,252	526,499	524,082	518,386
Total revenues	1,372,290	1,263,324	1,344,292	1,371,004	1,377,812
Costs and expenses:
Cost of food, merchandise and other revenues	106,604	95,914	100,643	103,980	109,024
Operating expenses (exclusive of depreciation and amortization shown separately below)	705,954	702,111	736,842	708,745	727,659
Selling, general and administrative expenses	229,724	228,836	238,557	214,072	189,369
Goodwill impairment charge	—	269,332	—	—	—
Restructuring and other separation costs (a)	17,386	5,200	9,016	2,268	14,141
Secondary offering costs	—	—	—	—	747
Depreciation and amortization	160,955	163,294	199,649	182,503	176,275
Total costs and expenses	1,220,623	1,464,687	1,284,707	1,211,568	1,217,215
Operating income (loss)	151,667	(201,363)	59,585	159,436	160,597
Other (income) expense, net	(100)	(115)	125	129	(198)
Interest expense	80,914	78,001	62,661	65,571	81,543
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,150	8,143	—	20,905	461
Income (loss) before income taxes	62,703	(287,392)	(3,201)	72,831	78,791
Provision for (benefit from) income taxes	17,915	(85,006)	9,330	23,698	28,872
Net Income (loss)	$44,788	$(202,386)	$(12,531)	$49,133	$49,919

Per share data:
Earnings (loss) per share, basic	$0.52	$(2.36)	$(0.15)	$0.57	$0.57
Earnings (loss) per share, diluted	$0.52	$(2.36)	$(0.15)	$0.57	$0.57
Cash dividends declared per share	$—	$—	$0.73	$0.84	$0.62
Weighted average commons shares outstanding:
Basic	86,170	85,811	84,925	85,860	87,183
Diluted	86,910	85,811	84,925	85,981	87,480
Other financial and operating data:
Cash capital expenditures	$179,770	$172,517	$160,518	$157,302	$154,641
Attendance	22,582	20,798	22,000	22,471	22,399
Total revenue per capita (b)	$60.77	$60.74	$61.10	$61.01	$61.51

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated balance sheet data:	(In thousands)
Cash and cash equivalents	$34,073	$33,178	$68,958	$18,971	$43,906
Total assets	$2,115,602	$2,085,782	$2,378,771	$2,388,662	$2,415,203
Total long-term debt, net	$1,540,184	$1,542,316	$1,582,782	$1,580,743	$1,583,450
Total equity	$265,194	$287,466	$461,215	$504,120	$579,535

(a)	For the year ended December 31, 2016, $2.6 million of separation costs have been reclassified to restructuring and other separation costs to conform with the 2018 presentation.
(b)	Calculated as total revenue divided by total attendance.

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

Business Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands, including SeaWorld, Busch Gardens, Aquatica, Discovery Cove, Sesame Place and Sea Rescue. Over our more than 50-year history, we have developed a diversified portfolio of 12 highly differentiated theme parks and water parks that are grouped in key markets across the United States.  Many of our parks showcase our one-of-a-kind zoological collection and all of our parks feature a diverse array of thrill and family rides, shows, educational demonstrations and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

Principal Factors and Trends Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission and per capita spending for culinary, merchandise and other in-park products. We define attendance as the number of guest visits. Attendance drives admissions revenue as well as total in-park spending. Admissions revenue primarily consists of single-day tickets, annual or season passes (collectively referred to as season passes) or other multi-day or multi-park admission products.

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

See further discussion in the “Results of Operations” section which follows.  For other factors affecting our revenues, see the “Risk Factors” section of this Annual Report on Form 10-K.

Attendance

The level of attendance in our theme parks is a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests, marketing and sales efforts, awareness of park offerings, consumer confidence and external perceptions of our brands and reputation, among other factors beyond our control. Attendance patterns have significant seasonality, driven by the timing of holidays, school vacations and weather conditions; in addition, seven of our theme parks are seasonal and only open for part of the year.

We believe attendance in recent years was impacted by a variety of factors at some of our parks, including the external perceptions of our brands and reputation, which also impacted relationships with some of our business partners.  Given current attendance results, we do not believe these factors have had a significant impact on our current 2018 attendance trends; however, we continuously monitor our external perceptions, making strategic marketing and sales adjustments as necessary, to address these or any other items that could impact attendance.

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

We continue to actively work to find additional cost savings opportunities. As part of these efforts, on August 7, 2018, we implemented a new restructuring program (the “2018 Restructuring Program”) focused on reducing costs, improving operating margins and streamlining our management structure to create efficiencies and better align with our strategic business objectives.  As a result, we recorded $5.5 million in pre-tax restructuring charges related to this program in the year ended December 31, 2018 which primarily relates to severance and other expenses incurred in connection with the 2018 Restructuring Program. Restructuring and other separation costs for the year ended December 31, 2018, also includes severance and other employment expenses for certain executives and employees who separated from the Company.  See Note 21–Restructuring Programs and Other Separation Costs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

We make annual investments to support and improve our existing theme park facilities and attractions.  Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue, and increase our guests’ length of stay.  For further discussion of our new attractions for 2019, see “Capital Improvements” in the “Business” section included elsewhere in this Annual Report on Form 10-K.

For other factors affecting our costs and expenses, see the “Risk Factors” section of this Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Regulatory Developments

See the discussion of relevant regulatory developments under “Recent Regulatory Developments” in the “Business” section included elsewhere in this Annual Report on Form 10-K. For a discussion of certain risks associated with federal and state regulations governing the treatment of animals, see the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.”

Recent Developments

Leadership Changes

On February 5, 2019, we announced that our Board of Directors (the “Board”) appointed Gustavo (“Gus”) Antorcha to serve as Chief Executive Officer (“CEO”) of the Company. In addition, the Board increased the size of the Board from eight to nine directors and elected Mr. Antorcha to serve as a director. Mr. Antorcha assumed his CEO role and director role, in each case, effective on February 18, 2019. In connection with the appointment of Mr. Antorcha as CEO, the Board appointed John T. Reilly, who will step down from the position of Interim CEO, to serve as Chief Operating Officer (“COO”) of the Company, effective at such time. Additionally, we announced that Yoshikazu Maruyama would resume his role as non-executive Chairman of the Board, effective February 18, 2019.

On February 26, 2018, Joel K. Manby (the “Former CEO”) stepped down from his position as President and Chief Executive Officer of the Company and resigned as a member of our Board of Directors. In connection with his departure, the Former CEO received severance-related benefits in accordance with his employment agreement.  Certain other executives who separated from the Company during 2018 also received severance-related benefits in accordance with the terms of their respective employment agreements or relevant company plan, as applicable.  These expenses are included in restructuring and other separation costs for the year ended December 31, 2018 in the accompanying consolidated statements of comprehensive income (loss) included elsewhere in this Annual Report on Form 10-K.

Additionally, certain equity awards were accelerated to vest in connection with the departure of specific executives as required by their respective employment agreements. As a result, we recorded incremental non-cash equity compensation expense related to these awards, which is included in selling, general and administrative expenses in the year ended December 31, 2018 in the accompanying consolidated statements of comprehensive income (loss).  See Note 21–Restructuring Programs and Other Separation Costs and Note 19–Equity-Based Compensation in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

U.S. Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017, and contains a number of changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21% effective January 1, 2018, and imposing limitations on the deductibility of interest. As of December 31, 2018, the Company has calculated the impact of the Tax Act in accordance with its current interpretation and available guidance, particularly as it relates to the future deductibility of executive compensation items and state conformity to the Tax Act.  See discussion in Note 14–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following discussion provides an analysis of our consolidated financial data for the years ended December 31, 2018 and 2017. This data should be read in conjunction with our consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2018 and 2017

The following table presents key operating and financial information for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31,		Variance
	2018	2017	$	%
Selected Statements of Comprehensive Income (Loss) Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$798,793	$765,072	$33,721	4.4%
Food, merchandise and other	573,497	498,252	75,245	15.1%
Total revenues	1,372,290	1,263,324	108,966	8.6%
Costs and expenses:
Cost of food, merchandise and other revenues	106,604	95,914	10,690	11.1%
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $7,387 and $7,049 for the years ended December 31, 2018 and 2017, respectively)	705,954	702,111	3,843	0.5%
Selling, general and administrative expenses (includes equity compensation of $14,765 and $16,154 for the years ended December 31, 2018 and 2017, respectively)	229,724	228,836	888	0.4%
Goodwill impairment charge	—	269,332	(269,332)	NM
Restructuring and other separation costs	17,386	5,200	12,186	NM
Depreciation and amortization	160,955	163,294	(2,339)	(1.4%)
Total costs and expenses	1,220,623	1,464,687	(244,064)	(16.7%)
Operating income (loss)	151,667	(201,363)	353,030	NM
Other income, net	(100)	(115)	15	(13.0%)
Interest expense	80,914	78,001	2,913	3.7%
Loss on early extinguishment of debt and write- off of discounts and debt issuance costs	8,150	8,143	7	0.1%
Income (loss) before income taxes	62,703	(287,392)	350,095	NM
Provision for (benefit from) income taxes	17,915	(85,006)	102,921	NM
Net income (loss)	$44,788	$(202,386)	$247,174	NM
Other data:
Attendance	22,582	20,798	1,784	8.6%
Total revenue per capita	$60.77	$60.74	$0.03	0.0%

NM-Not Meaningful

Admissions revenue. Admissions revenue for the year ended December 31, 2018 increased $33.7 million, or 4.4%, to $798.8 million as compared to $765.1 million for the year ended December 31, 2017.  The increase in admissions revenue was primarily a result of an overall increase in attendance of approximately 1.8 million guests, or 8.6%, which was partially offset by a decline in admission per capita.  We believe the improved attendance results from a combination of factors including new pricing strategies, new marketing and communications initiatives and the anticipation and positive reception of our new rides, attractions and events.  Attendance, in the fourth quarter, also benefited from the popularity and expansion of special event days for our Christmas events at some of our parks.  These factors were slightly offset by negative impacts from unfavorable weather in 2018 compared to 2017.  Admission per capita decreased by 3.9% to $35.37 in 2018 compared to $36.79 in 2017.  This decrease was more than offset by an increase in in-park per capita spending as discussed below.  Among other factors, the decline in admission per capita results primarily from the impact of new pricing strategies when compared to the prior year.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2018 increased $75.2 million, or 15.1% to $573.5 million as compared to $498.3 million for the year ended December 31, 2017.  The increase results from improved attendance along with an increase in in-park per capita spending.  In-park per capita spending increased by 6.0%, to $25.40 in 2018 from $23.96 in 2017. In-park per capita spending improved primarily due to the increased sales of in-park products.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2018 increased $10.7 million, or 11.1%, to $106.6 million as compared to $95.9 million for the year ended December 31, 2017, primarily due to an increase in related revenues. These costs represent 18.6% and 19.3% of related revenue for the years ended December 31, 2018 and 2017, respectively.

Operating expenses. Operating expenses for the year ended December 31, 2018 increased by $3.8 million, or 0.5% to $706.0 million as compared to $702.1 million for the year ended December 31, 2017. The increase primarily relates to an increase of $6.4 million in fixed asset disposals and $2.8 million of expenses incurred and fees associated with the termination of an agreement, partially offset by a decline in other expenses (see Note 8–Property and Equipment, Net and Note 15–Commitments and Contingencies in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Operating expenses were 51.4% of total revenues in 2018 compared to 55.6% in 2017. The decrease as a percent of total revenue results primarily from a focus on cost efficiencies and the impact of cost savings initiatives.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2018 increased by $0.9 million, or 0.4% to $229.7 million as compared to $228.8 million for the year ended December 31, 2017. The increase primarily relates to an increase in marketing, strategic consulting services and legal costs partially offset by a decline in labor and barter expense.  The increase in legal costs largely relates to legal settlement accruals of $8.1 million recorded in the first quarter of 2018 and a settlement of $4.0 million recorded in the second quarter of 2018, partially offset by lower legal fees (see Note 15–Commitments and Contingencies in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details).  As a percentage of total revenue, selling, general and administrative expenses were 16.7% in 2018 compared to 18.1% in 2017, reflecting our focus on cost efficiencies and the impact of cost savings initiatives.

Goodwill impairment charge. The goodwill impairment charge for the year ended December 31, 2017 relates to the full impairment of the goodwill for our SeaWorld Orlando reporting unit. See Note 9–Goodwill, Net to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Restructuring and other separation costs. Restructuring and other separation costs of $17.4 million for the year ended December 31, 2018 primarily relates to severance and other termination benefits associated with employees who separated from the Company, including approximately $6.7 million in severance and other employment expenses for our Former CEO and approximately $5.5 million related to the 2018 Restructuring Program.  Restructuring and other separation costs of $5.2 million for the year ended December 31, 2017 represent severance and other termination benefits associated with certain positions which were eliminated in the fourth quarter of 2017 as a result of the 2017 Restructuring Program. See Note 21–Restructuring Programs and Other Separation Costs in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2018 decreased by $2.3 million, or 1.4% to $161.0 million as compared to $163.3 million for the year ended December 31, 2017.  The decrease primarily relates to the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the year ended December 31, 2018 increased $2.9 million, or 3.7% to $80.9 million as compared to $78.0 million for the year ended December 31, 2017.  The increase primarily relates to increased LIBOR rates and the impact of Amendments No. 8 and No. 9 to our Senior Secured Credit Facilities entered into on March 31, 2017 and October 31, 2018, respectively, partially offset by the impact of interest rate swap agreements. See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $8.2 million for the year ended December 31, 2018 primarily relates to a write-off of discounts and debt issuance costs resulting from Amendment No. 9 to our Senior Secured Credit Facilities entered into on October 31, 2018.  Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $8.1 million for the year ended December 31, 2017 primarily relates to a write-off of discounts and debt issuance costs resulting from Amendment No. 8 to our Senior Secured Credit Facilities entered into on March 31, 2017. See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

Provision for (benefit from) income taxes. Provision for income taxes for the year ended December 31, 2018 was $17.9 million compared to a benefit from income taxes of $85.0 million in the year ended December 31, 2017. The change primarily resulted from pretax income in 2018 compared to a pretax loss in 2017.  Our consolidated effective tax rate was 28.6% for 2018 compared to 29.6% for 2017.  The decrease primarily results from a reduction in the corporate federal tax rate from 35% to 21% effective January 1, 2018 due to the Tax Act mostly offset by the reduced tax benefit in 2017 related to nondeductible equity compensation and a goodwill impairment charge. See Note 14–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Comparison of the Years Ended December 31, 2017 and 2016

The following table presents key operating and financial information for the years ended December 31, 2017 and 2016:

	For the Year Ended
	December 31,		Variance
	2017	2016	$	%
Selected Statements of Comprehensive Loss Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$765,072	$817,793	$(52,721)	(6.4%)
Food, merchandise and other	498,252	526,499	(28,247)	(5.4%)
Total revenues	1,263,324	1,344,292	(80,968)	(6.0%)
Costs and expenses:
Cost of food, merchandise and other revenues	95,914	100,643	(4,729)	(4.7%)
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $7,049 and $11,033 for the years ended December 31, 2017 and 2016, respectively)	702,111	736,842	(34,731)	(4.7%)
Selling, general and administrative expenses (includes equity compensation of $16,154 and $26,482 for the years ended December 31, 2017 and 2016, respectively)	228,836	238,557	(9,721)	(4.1%)
Goodwill impairment charge	269,332	—	269,332	ND
Restructuring and other separation costs	5,200	9,016	(3,816)	(42.3%)
Depreciation and amortization	163,294	199,649	(36,355)	(18.2%)
Total costs and expenses	1,464,687	1,284,707	179,980	14.0%
Operating (loss) income	(201,363)	59,585	(260,948)	NM
Other (income) expense, net	(115)	125	(240)	NM
Interest expense	78,001	62,661	15,340	24.5%
Loss on early extinguishment of debt and write- off of discounts and debt issuance costs	8,143	—	8,143	ND
Loss before income taxes	(287,392)	(3,201)	(284,191)	NM
(Benefit from) provision for income taxes	(85,006)	9,330	(94,336)	NM
Net loss	$(202,386)	$(12,531)	$(189,855)	NM
Other data:
Attendance	20,798	22,000	(1,202)	(5.5%)
Total revenue per capita	$60.74	$61.10	$(0.36)	(0.6%)

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

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2017 decreased $4.7 million, or 4.7%, to $95.9 million as compared to $100.6 million for the year ended December 31, 2016, primarily due to a decline in related revenues. These costs represent 19.3% and 19.1% of related revenue for the years ended December 31, 2017 and 2016, respectively.

Operating expenses. Operating expenses for the year ended December 31, 2017 decreased by $34.7 million, or 4.7% to $702.1 million as compared to $736.8 million for the year ended December 31, 2016. The decrease primarily relates to a decline of approximately $17.8 million in labor costs partly related to other cost savings initiatives which included a reduction in headcount, a decline of approximately $4.0 million in equity compensation expense and a reduction in other costs due to cost savings initiatives. These factors were partially offset by an increase of in asset write-offs and impairments primarily related to $7.8 million of impairment of certain long-lived assets in 2017 compared to asset write-offs of $6.4 million in 2016 associated with a canceled project (see Note 8–Property and Equipment, Net, in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).  The decrease in equity compensation expense largely related to $9.0 million of incremental expense in the first quarter of 2016 associated with certain performance-vesting restricted shares which vested on April 1, 2016 compared to incremental equity compensation expense recorded in the second quarter of 2017 of $2.8 million associated with certain performance-vesting restricted shares which partially vested on May 8, 2017 (see Note 19–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).  Operating expenses were 55.6% of total revenues in 2017 compared to 54.8% in 2016.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2017 decreased by $9.7 million, or 4.1% to $228.8 million as compared to $238.6 million for the year ended December 31, 2016. The decrease primarily relates to a decline in equity compensation expense of $10.3 million.  The decline in equity compensation expense largely relates to $18.5 million of incremental expense in the first quarter of 2016 associated with certain performance-vesting restricted shares which vested on April 1, 2016 compared to incremental equity compensation expense recorded in the second quarter of 2017 of $5.6 million associated with certain performance-vesting restricted shares which partially vested on May 8, 2017 (see Note 19–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).  In addition to the decrease in equity compensation expense, selling, general and administrative expenses also decreased due to a reduction in barter expense in 2017 and a decrease in labor costs due to a reduction in headcount.  These factors were partially offset by an increase in other professional expenses primarily related to legal costs.  As a percentage of total revenue, selling, general and administrative expenses were 18.1% in 2017 compared to 17.7% in 2016.

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

Restructuring and other separation costs. Restructuring and other separation costs of $5.2 million for the year ended December 31, 2017 represent severance and other termination benefits associated with certain positions which were eliminated in the fourth quarter of 2017 as a result of the 2017 Restructuring Program. Restructuring and other separation costs of $9.0 million for the year ended December 31, 2016 relates to severance and other related expenses primarily associated with certain positions eliminated in 2016 as a result of the 2016 Restructuring Program announced in December 2016. See Note 21–Restructuring Programs and Other Separation Costs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Interest expense. Interest expense for the year ended December 31, 2017 increased $15.3 million, or 24.5% to $78.0 million as compared to $62.7 million for the year ended December 31, 2016.  The increase primarily relates to increased LIBOR rates and the impact of Amendment No. 8 to our Senior Secured Credit Facilities entered into on March 31, 2017 along with the impact of interest rate swap agreements which became effective in September of 2016 and fixed the interest on $1.0 billion of our variable-rate long-term debt at a higher rate of 2.45%. See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $8.1 million for the year ended December 31, 2017 primarily relates to a write-off of discounts and debt issuance costs resulting from Amendment No. 8 to our Senior Secured Credit Facilities entered into on March 31, 2017.  See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

(Benefit from) provision for income taxes. Benefit from income taxes for the year ended December 31, 2017 was $85.0 million compared to a provision of $9.3 million in the year ended December 31, 2016. The change primarily resulted from a larger pretax loss in 2017 compared to 2016 and was also impacted by a decrease in the estimated annual effective tax rate. Our consolidated effective tax rate was 29.6% for the year ended December 31, 2017 compared to (-291.5) % for the year ended December 31, 2016. For 2017, the effective tax rate was reduced for nondeductible equity-based compensation, remeasurement of deferred tax assets and liabilities for enacted changes in tax laws, the goodwill impairment charge and change in valuation allowance related to the realizability of state net operating loss carryforwards.  Our effective income tax rate in 2016 differs from the statutory federal income tax rate primarily due to permanent items, the majority of which relates to nondeductible equity-based compensation that was recorded in the first quarter of 2016 due to certain performance-vesting restricted shares, which vested on April 1, 2016, the revaluation of certain state net operating loss carryforwards as a result of a restructuring and state income taxes. See Note 14–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and could also include share repurchases or common stock dividends. As of December 31, 2018, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.5, due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. We typically operate with a working capital ratio less than 1 and we expect that we will continue to do so in the future. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our stockholders, may from time to time purchase our outstanding equity and/or debt securities, including our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such purchases may be funded by incurring new debt, including additional borrowings under our Senior Secured Credit Facilities, as defined. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount among current or future syndicate members, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

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

Pursuant to the Share Repurchase Program, during the year ended December 31, 2018, we repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million, leaving approximately $92.0 million available as of December 31, 2018.  All of the common stock is held as treasury shares at December 31, 2018.  On February 22, 2019, our Board authorized a replenishment to the Share Repurchase Program of $158.0 million, bringing the total amount authorized for future share repurchases to $250.0 million.  The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.  See Note 20–Stockholders’ Equity in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Share Repurchase Program.

Dividends

We do not currently pay a dividend.  Prior to September 19, 2016, our Board of Directors (the “Board”) had a policy to pay, subject to legally available funds, a regular quarterly dividend.  In September 2016, the Board suspended the Company’s quarterly dividend policy to allow greater flexibility to deploy capital, to opportunities that offer the greatest long-term returns to shareholders such as, but not limited to, share repurchases, investments in new attractions or debt repayments. Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deems relevant.

For the years ended December 31, 2018 and 2017, accumulated dividends of $0.3 million and $1.5 million were paid, respectively, primarily related to shares that carried dividend rights which vested during the respective year. For the year ended December 31, 2016, dividends paid to stockholders were $65.3 million and primarily related to dividend declarations declared prior to the dividend suspension.

See Note 19–Equity-Based Compensation and Note 20–Stockholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details and the “–Covenant Compliance” section which follows for further details on covenants that could restrict our ability to make certain restricted payments, including dividend payments and share repurchases.

Other

As of December 31, 2018, we have five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; and mature on May 14, 2020. See Note 12–Long-Term Debt and Note 13–Derivative Instruments and Hedging Activities to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Senior Secured Credit Facilities will be adequate to meet the capital expenditures, dividends and working capital requirements of our operations for at least the next 12 months.

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$293,935	$192,457	$280,412
Net cash used in investing activities	(180,029)	(170,873)	(160,518)
Net cash used in financing activities	(112,896)	(56,965)	(70,139)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$1,010	$(35,381)	$49,755

 Cash Flows from Operating Activities

Net cash provided by operating activities was $293.9 million during the year ended December 31, 2018 compared to $192.5 million during the year ended December 31, 2017. The increase in net cash provided by operating activities largely related to an increase in revenue in 2018, resulting primarily from an increase in attendance.

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

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2018 consisted primarily of capital expenditures of $179.8 million largely related to future attractions.

Net cash used in investing activities during the years ended December 31, 2017 and 2016 consisted primarily of capital expenditures of $172.5 million and $160.5 million, respectively, largely related to attractions which opened in 2018 and 2017.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2019 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2018 was primarily attributable to $98.0 million used for share repurchases, net repayments on long-term debt of $21.7 million and $8.1 million of debt issuance costs paid in connection with the Amended Credit Agreement to our Senior Secured Credit Facilities, as defined below, offset by a net draw of $15.0 million on our Revolving Credit Facility. See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under our senior secured credit facilities (the “Senior Secured Credit Facilities”) pursuant to a credit agreement dated as of December 1, 2009, by and among SEA, as borrower, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender and the other agents and lenders party thereto, as the same may be amended, restated, supplemented or modified from time to time. On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment No. 8”), to the existing Senior Secured Credit Facilities and on October 31, 2018, SEA entered into another refinancing amendment, Amendment No. 9 with SEA as the borrower, JPMorgan Chase Bank, N.A., as successor administrative agent, successor collateral agent, L/C issuer and swing line lender and the other agents and lenders from time to time (the “Amended Credit Agreement”), to the existing Senior Secured Credit Facilities.

On October 31, 2018, in connection with the Amended Credit Agreement, SEA borrowed $543.9 million of additional term loans (the “Additional Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-2 Loans, with a principal amount equal to $543.9 million, and pay other fees, costs and expenses in connection with the Amended Credit Agreement and related transactions. Additionally, pursuant to the Amended Credit Agreement, SEA terminated the existing revolving credit commitments and replaced them with a new tranche of revolving credit commitments with an aggregate commitment amount of $210.0 million (the “New Revolving Credit Facility”) with a maturity date of October 31, 2023. Subsequent to December 31, 2018, SEA borrowed an additional $45.0 million under the New Revolving Credit Facility for general working capital purposes.

As of December 31, 2018, our Senior Secured Credit Facilities consisted of $1.523 billion in Term B-5 Loans which will mature on March 31, 2024, along with a $210.0 million New Revolving Credit Facility, of which $30.0 million was drawn upon as of December 31, 2018.  As of December 31, 2018, SEA had approximately $21.3 million of outstanding letters of credit, leaving approximately $158.7 million available for borrowing under the New Revolving Credit Facility.

See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Covenant Compliance

As of December 31, 2018, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

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

As of December 31, 2018, the total leverage ratio as calculated under our Senior Secured Credit Facilities was 3.58 to 1.00.  The Company’s total leverage ratio is calculated by dividing total net debt by the last twelve months Adjusted EBITDA plus $23.4 million in estimated cost savings which have been identified based on certain specified actions the Company has taken, including restructurings and cost savings initiatives.

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

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net income (loss) for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss)	$44,788	$(202,386)	$(12,531)
Provision for (benefit from) income taxes	17,915	(85,006)	9,330
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	8,150	8,143	—
Interest expense	80,914	78,001	62,661
Depreciation and amortization	160,955	163,294	199,649
Goodwill impairment charge (b)	—	269,332	—
Equity-based compensation expense (c)	22,152	23,203	37,515
Loss on impairment or disposal of assets (d)	18,862	12,431	9,382
Business optimization, development and strategic initiative costs (e)	29,460	17,473	15,566
Certain investment costs and franchise taxes (f)	3,353	1,082	183
Other adjusting items (g)	14,730	11,784	382
Adjusted EBITDA (h)	401,279	297,351	322,137
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (i)	23,400	10,000	10,000
Adjusted EBITDA, after cost savings (j)	$424,679	$307,351	$332,137

Prior to the Amended Credit Agreement, the credit agreement governing our Senior Secured Credit Facilities limited the amount of certain add-backs as described in footnotes (e) and (g) below.  The Adjusted EBITDA for all periods presented above reflects the current definitions in the Amended Credit Agreement.  The following table reconciles the Adjusted EBITDA calculation as previously defined prior to the Amended Credit Agreement to the Adjusted EBITDA calculation as defined in the Amended Credit Agreement.  This table is presented as supplemental information only:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Adjusted EBITDA (as previously defined)	$394,349	$300,843	$331,988
Certain expenses over previous credit agreement limit (e)	14,460	2,473	—
Taxes related to other adjusting items not previously added back (g)	2,470	4,035	149
Estimated cost savings (i)	(10,000)	(10,000)	(10,000)
Adjusted EBITDA (as defined in the Amended Credit Agreement) (h)	401,279	297,351	322,137
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (i)	23,400	10,000	10,000
Adjusted EBITDA, after cost savings (as defined in the Amended Credit Agreement) (j)	$424,679	$307,351	$332,137
(a)

Reflects a loss on early extinguishment of debt and write-off of discounts and debt issuance costs associated with 2018 and 2017 amendments to our Senior Secured Credit Facilities, respectively.  See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(b)

Reflects a non-cash goodwill impairment charge recorded in the year ended December 31, 2017 related to the full impairment of goodwill for the Company’s SeaWorld Orlando reporting unit during the second quarter of 2017. See Note 9–Goodwill, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(c)

Reflects non-cash compensation expenses associated with the grants of equity compensation. For the year ended December 31, 2018, includes approximately $5.5 million, related to equity awards which were accelerated in connection with the departure of certain executives, as required by their respective employment agreements. For the year ended December 31, 2017, includes $8.4 million associated with certain performance-vesting shares, a portion of which vested upon the closing of the ZHG Transaction on May 8, 2017. For the year ended December 31, 2016, includes $27.5 million associated with certain performance-vesting shares, which vested on April 1, 2016. See Note 19–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(d)

Reflects primarily non-cash expenses related to fixed asset disposals and impairments, including: (i) approximately $10.9 million associated with certain rides and equipment which were removed from service during the year ended December 31, 2018; (ii) a loss of approximately $7.8 million related to an amended agreement for the year ended December 31, 2017; and (iii) approximately $6.4 million associated with a canceled project for the year ended December 31, 2016.  See Note 8–Property and Equipment, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(e)

For the year ended December 31, 2018, business optimization, development and other strategic initiative costs incurred related to: (i) $17.4 million of severance and other employment costs which primarily includes costs associated with the departure of certain executives during 2018 and costs related to the 2018 Restructuring Program (see Note 21–Restructuring Programs and Other Separation Costs in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details); (ii) $10.7 million of third party consulting costs; and (iii) $1.4 million of product and intellectual property development costs.

For the year ended December 31, 2017, business optimization, development and other strategic initiative costs incurred related to: (i) $5.2 million of severance and other employment costs associated with the 2017 Restructuring Program (see Note 21–Restructuring Programs and Other Separation Costs in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details); (ii) $7.2 million of third party consulting and legal costs; (iii) $4.5 million of product and intellectual property development costs; and (iv) net costs of $0.6 million incurred for certain positions eliminated not related to a formal restructuring program or cost saving initiative.

For the year ended December 31, 2016, business optimization, development and other strategic initiative costs incurred related to: (i) $10.1 million of severance and other employment costs which primarily includes costs associated with the 2016 Restructuring Program (see Note 21–Restructuring Programs and Other Separation Costs in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details); (ii) $2.3 million of third party consulting costs; and (iii) $3.2 million of product and intellectual property development costs.

Prior to the Amended Credit Agreement, due to limitations under the credit agreement governing our Senior Secured Credit Facilities, the amount which the Company was able to add back to Adjusted EBITDA for these costs, was limited to $15.0 million in any fiscal year. As such, the Adjusted EBITDA calculation for the year ended December 31, 2017 previously reported did not reflect approximately $2.5 million of related costs due to these limitations.

(f)

For the year ended December 31, 2018, reflects primarily a loss of approximately $2.8 million relating to expenses incurred and fees associated with the termination of an agreement.  See Note 15–Commitments and Contingencies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(g)

Reflects the impact of expenses incurred primarily related to certain legal matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.  For the year ended December 31, 2018, includes $12.1 million related to legal settlements and $5.1 million in legal fees which were partially offset by approximately $2.5 million of insurance recoveries received related to these legal matters. See Note 15–Commitments and Contingencies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Prior to the Amended Credit Agreement, these items were excluded on an after-tax basis only, as such, the Adjusted EBITDA calculation for the years ended December 31, 2017 and 2016 previously reported did not reflect related taxes of approximately $4.0 million and $0.1 million, respectively.

(h)

Adjusted EBITDA is defined as net income (loss) before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items permitted in calculating covenant compliance under the credit agreement governing the Company’s Senior Secured Credit Facilities. The Adjusted EBITDA presentation for the prior periods has been changed to conform with the changes made to its definition in the Amended Credit Agreement.  Prior to the Amended Credit Agreement, the credit agreement governing our Senior Secured Credit Facilities limited the amount of certain add-backs as described in footnotes (e) and (g) above.

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

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2018:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$1,553,389	$45,505	$31,010	$31,010	$1,445,864
Interest on long-term debt(b)	456,504	88,293	173,537	173,409	21,265
Operating and capital leases(c)	334,880	16,809	27,736	22,307	268,028
Purchase obligations and license commitments(d)	291,470	139,194	141,942	2,067	8,267
Total contractual obligations	$2,636,243	$289,801	$374,225	$228,793	$1,743,424

Represents principal payments on the Senior Secured Credit Facilities and New Revolving Credit Facility.  See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(a)Represents principal payments on the Senior Secured Credit Facilities and New Revolving Credit Facility.  See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Includes amounts attributable to the Senior Secured Credit Facilities, New Revolving Credit Facility, and Interest Rate Swap Agreements calculated using interest rates at December 31, 2018. See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(b)Includes amounts attributable to the Senior Secured Credit Facilities, New Revolving Credit Facility, and Interest Rate Swap Agreements calculated using interest rates at December 31, 2018. See Note 12–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(c)

Represents commitments under long-term operating and capital leases requiring annual minimum lease payments, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California.

(d)

We have minimum purchase commitments with various vendors through 2031. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services. Amounts have been calculated using early termination fees or non-cancelable minimum contractual obligations by period, as applicable, under contracts that were in effect as of December 31, 2018. In addition, in connection with the Sesame License Agreement, we have also committed to the following: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined within the Sesame Territory; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives, including Sesame’s annual gala event. As a result, obligations related to this agreement are included in the table above. For further details, refer to Note 15–Commitments and Contingencies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2018.

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

We believe that the following discussion addresses our critical accounting policies which require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For more discussion of these and other significant accounting policies, refer to Note 2–Summary of Significant Accounting Policies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Goodwill 2017 Interim Impairment Test— In 2017, due to financial performance particularly late in the second quarter of 2017 at our SeaWorld Orlando park, we determined a triggering event occurred that required an interim goodwill impairment test for our SeaWorld Orlando reporting unit. Based on the results of the interim goodwill impairment test, we determined that the SeaWorld Orlando reporting unit goodwill was fully impaired and recorded a goodwill impairment charge of $269.3 million during the year ended December 31, 2017. Fair value for the SeaWorld Orlando reporting unit was determined using the income approach.  A key assumption utilized in the goodwill analysis was a weighted average cost of capital of 9%.

Goodwill Annual Impairment Tests—At December 1, 2018 and 2017, a qualitative assessment was performed on our remaining goodwill, which relates only to our Discovery Cove reporting unit, and we concluded that it was more-likely-than-not that goodwill was not impaired.

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

Other Indefinite-Lived Intangible Assets 2017 Interim Impairment Test—In 2017, an interim impairment assessment of certain trade names/trademarks with a combined balance of $93.0 million related to the SeaWorld brand was performed and we calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values.  Key assumptions utilized in the analysis were a discount rate of 11.0% and an estimated royalty rate of 3%.

Other Indefinite-Lived Intangible Assets Annual Impairment Tests—At December 1, 2018 we performed a qualitative assessment of our trade names/trademarks on a combined basis by brand and concluded that it was more-likely-than-not that our trade names/trademarks were not impaired as the estimated fair value of trade names/trademarks were substantially in excess of their carrying values. At December 1, 2017, we performed either a qualitative or quantitative assessment of our trade names/trademarks on a combined basis by brand and concluded that it was more-likely-than-not that our trade names/trademarks were not impaired as the estimated fair value of trade names/trademarks were substantially in excess of their carrying values. For the December 1, 2017 quantitative assessment associated with the SeaWorld brand, we calculated that the estimated fair value of the combined trade names/trademarks exceeded their carrying values by a substantial margin.  Key assumptions utilized in the analysis were a discount rate of 12% and an estimated royalty rate of 3%.

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that deferred tax assets (primarily net operating loss and charitable contribution carryforwards) will be recovered from future taxable income. To the extent that we believe that recovery is not more likely than not, a valuation allowance against those amounts is recorded. To the extent that we record a valuation allowance or a change in the valuation allowance during a period, we recognize these amounts as income tax expense or benefit in the consolidated statements of comprehensive income (loss). Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a rolling three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from shares of stock sold by these same stockholders.

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

Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for certain state net operating loss carryforwards, we have recorded a valuation allowance of $2.8 million, net of federal tax benefit, on the deferred tax assets related to state net operating losses as of December 31, 2018 and 2017. We believe it is more likely than not that the benefit from these state net operating loss carryforwards will not be realized.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on our existing or new contracts as of January 1, 2018; therefore, no cumulative adjustment to beginning retained earnings was required as a result of adoption. We primarily generate revenue from admission into our parks and from the sale of food, merchandise and other in-park products.

Admissions revenue consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  Admission products with similar characteristics are analyzed using a portfolio approach for each separate park. For single-day tickets, we recognize revenue at a point in time, upon admission to the park.  Annual passes, season passes or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. We estimate a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products.  Attendance trends factor in seasonality and are adjusted based on actual trends periodically. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.  Deferred revenue includes a current and long-term portion, which primarily consists of deferred revenue associated with our international agreement.
Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented, including revenue related to our international agreements.  We recognize revenue for food, merchandise and other in-park products when the related products or services are received by our guests.  Certain admission products may also include bundled products at the time of purchase, such as culinary or merchandise items.  We conduct an analysis of bundled products to identify separate distinct performance obligations that are material in the context of the contract. For those products that are determined to be distinct performance obligations and material in the context of the contract, we allocate a portion of the transaction price to each distinct performance obligation using each performance obligation’s standalone price.  If the bundled product is related to a pass product and offered over time, revenue will be recognized over time accordingly.

We have also entered into agreements with certain external theme park, zoo and other attraction operators to jointly market and sell single and multi-use admission products. These joint products allow admission to both a Company park and an external park, zoo or other attraction. The agreements with the external partners specify the allocation of revenue to Company parks from any jointly sold products. Whether the Company or the external partner sells the product, our portion of revenue is deferred until the first time the product is redeemed at one of our parks and recognized over its related use in a manner consistent with our admission products.

In addition, we barter theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods received or provided, whichever is more readily determinable.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $2.5 million will be reclassified as a reduction of interest expense.

After considering the impact of interest rate swap agreements, at December 31, 2018, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $523.4 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in one month LIBOR on our variable-rate debt would lead to an increase of approximately $5.6 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our Equity Compensation Plan as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	764,577	$18.05	9,770,086
Equity compensation plan not approved by security holders	—	—	—
Total	764,577	$18.05	9,770,086

The remaining information required by this item will be included in our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-4

Consolidated Statements of Comprehensive Income (Loss)	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-39

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-40 to F-45

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index beginning on page 59.

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

Exhibit No.	Description
10.13

Lease Amendment, dated January 9, 1978, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.14

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

10.21†	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (File No. 333-185697))

10.22†	Form of Restricted Stock Grant and Acknowledgment (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on March 25, 2013 (File No. 333-185697))

10.23†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 filed on April 8, 2013 (File No. 333-185697))

10.24†

Separation and Consulting Agreement, dated December 10, 2014, by and between SeaWorld Entertainment, Inc. and James Atchison (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 001-35883))

10.25†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Time-Based Shares) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.26†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.27†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Performance-Based Shares) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.28†

Employment Agreement, dated March 16, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2015 (File No. 001-35883))

10.29†

Restricted Stock Grant Notice and Restricted Stock Agreement (Employees—Time-Based Shares), dated April 7, 2015, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

Exhibit No.	Description
10.30†

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

10.32†	Form of Restricted Stock Agreement (Outside Director Award) (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35883))

10.33†

Amendment No.1 to the Separation and Consulting Agreement, dated as of April 13, 2016, by and between SeaWorld Entertainment, Inc. and James Atchison (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2016 (File No. 001-35883))

10.34†

Employment Agreement, dated June 14, 2016, between SeaWorld Entertainment, Inc. and Jack Roddy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-35883))

10.35†

Form of Restricted Stock Award Agreement (Outside Director Annual Award) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-35883))

10.36†

Amendment #1 to Executive Employment Agreement, dated December 7, 2016, between SeaWorld Entertainment, Inc. and Joel Manby (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.37†

Amendment #1 to Executive Employment Agreement, dated December 7, 2016, between SeaWorld Entertainment, Inc. and Anthony Esparza (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.38†

Amendment #2 to Executive Employment Agreement, dated December 7, 2016, between SeaWorld Entertainment, Inc. and Jack Roddy (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.39†

Second Amended & Restated Stock Ownership Guidelines, adopted January 18, 2017 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.40†

Amended and Restated Key Employee Severance Plan, effective March 1, 2017 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.41†

Form of Restricted Stock Award Agreement (Outside Director Initial/Annual Award) – 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.42†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Special Retention Grant ―Time-Based Shares) – 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.43†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees―Annual Incentive Plan Award) – 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.44†

Incentive Compensation Clawback Policy, effective October 11, 2017(incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.45

License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-35883))

10.46†	SeaWorld Entertainment, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2017 (File No. 001-35883))

Exhibit No.	Description
10.47†

Form of Amendment #1 to Restricted Stock Grant and Acknowledgment and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2017 (File No. 001-35883))

10.48†

Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees – Annual Incentive Award) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.49†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.50†

Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees – Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.51†

Sixth Amended and Restated Outside Director Compensation Policy, effective April 11, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.52†

Form of Deferred Stock Unit Grant Notice and Deferred Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.53†

Letter Agreement, dated February 26, 2018, between SeaWorld Entertainment, Inc. and John T. Reilly (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.54†

Restricted Stock Unit Grant Notice and Restricted stock Unit Agreement between SeaWorld Entertainment, Inc. and John T. Reilly (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.55†

Stockholders Agreement, dated as of March 24, 2017, by and among SeaWorld Entertainment, Inc., Sun Wise (UK) Co., Ltd. and, solely for purposes of Section 4.3 thereof, Zhonghong Zhuoye Group Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.56

Registration Rights Agreement, dated as of March 24, 2017, by and between SeaWorld Entertainment, Inc. and Sun Wise (UK) Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.57†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees―Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.58†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Time-Based Shares) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.59†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Performance-Based Shares) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.60

Cooperation Agreement, dated November 5, 2017, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.61

Undertaking Agreement, dated November 5, 2017, among Scott Ross, Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

Exhibit No.	Description
10.62

Side Letter, dated November 5, 2017, between SeaWorld Entertainment, Inc. and Hill Path Capital LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.63

Park Exclusivity and Concept Design Agreement, dated as of March 24, 2017, between Sea Holdings I, LLC and Zhonghong Holding Co., Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.64

Center Concept and Preliminary Design Support Agreement, dated as of March 24, 2017 between Sea Holdings I, LLC and Zhonghong Holding Co., Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.65†

Employment Agreement, dated February 4, 2019, between SeaWorld Entertainment, Inc. and Gustavo Antorcha (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2019 (File No. 001-35883))

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

SeaWorld Entertainment, Inc.

Date:  March 1, 2019

By:/s/ GUSTAVO (GUS) ANTORCHA

Name:  Gustavo (Gus) Antorcha

Title:  Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity
/S/ GUSTAVO (GUS) ANTORCHA	March 1, 2019	Chief Executive Officer, Director
Gustavo (Gus) Antorcha		(Principal Executive Officer)

/S/ MARC G. SWANSON	March 1, 2019	Chief Financial Officer (Principal Financial Officer)
Marc G. Swanson

/S/ ELIZABETH C. GULACSY	March 1, 2019	Chief Accounting Officer (Principal Accounting Officer)
Elizabeth C. Gulacsy

/S/ RONALD BENSION	March 1, 2019	Director
Ronald Bension

/S/ WILLIAM GRAY	March 1, 2019	Director
William Gray

/S/ YOSHIKAZU MARUYAMA	March 1, 2019	Director
Yoshikazu Maruyama

/S/ THOMAS E. MOLONEY	March 1, 2019	Director
Thomas E. Moloney

/S/ DONALD C. ROBINSON	March 1, 2019	Director
Donald C. Robinson

/S/ SCOTT I. ROSS	March 1, 2019	Director
Scott I. Ross

/S/ DEBORAH M. THOMAS	March 1, 2019	Director
Deborah M. Thomas

/S/ YONGLI WANG	March 1, 2019	Director
Yongli Wang

SEAWORLD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SeaWorld Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Tampa, Florida

February 28, 2019

We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

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

Tampa, Florida

February 28, 2019

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$34,073	$33,178
Accounts receivable, net	57,980	38,400
Inventories	35,814	30,887
Prepaid expenses and other current assets	18,700	16,310
Total current assets	146,567	118,775
Property and equipment, at cost	3,057,038	2,952,074
Accumulated depreciation	(1,365,006)	(1,276,833)
Property and equipment, net	1,692,032	1,675,241
Goodwill, net	66,278	66,278
Trade names/trademarks, net	158,343	159,802
Other intangible assets, net	14,120	14,896
Deferred tax assets, net	23,527	32,820
Other assets	14,735	17,970
Total assets	$2,115,602	$2,085,782
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$120,024	$100,573
Current maturities of long-term debt	45,505	38,707
Accrued salaries, wages and benefits	20,966	14,554
Deferred revenue	101,110	79,554
Other accrued liabilities	23,066	20,082
Total current liabilities	310,671	253,470
Long-term debt, net of debt issuance costs of $6,641 and $9,045 as of December 31, 2018 and 2017, respectively	1,494,679	1,503,609
Deferred tax liabilities, net	10,711	—
Other liabilities	34,347	41,237
Total liabilities	1,850,408	1,798,316
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 93,400,929 and 92,637,403 shares issued at December 31, 2018 and 2017, respectively	934	926
Additional paid-in capital	663,834	641,324
Accumulated other comprehensive income (loss)	2,284	(5,076)
Accumulated deficit	(148,955)	(194,837)
Treasury stock, at cost (10,174,589 and 6,519,773 shares at December 31, 2018 and 2017, respectively)	(252,903)	(154,871)
Total stockholders’ equity	265,194	287,466
Total liabilities and stockholders’ equity	$2,115,602	$2,085,782

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net revenues:
Admissions	$798,793	$765,072	$817,793
Food, merchandise and other	573,497	498,252	526,499
Total revenues	1,372,290	1,263,324	1,344,292
Costs and expenses:
Cost of food, merchandise and other revenues	106,604	95,914	100,643
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $7,387, $7,049 and $11,033 for the years ended December 31, 2018, 2017 and 2016, respectively)	705,954	702,111	736,842
Selling, general and administrative expenses (includes equity compensation of $14,765, $16,154 and $26,482 for the years ended December 31, 2018, 2017 and 2016, respectively)	229,724	228,836	238,557
Goodwill impairment charge	—	269,332	—
Restructuring and other separation costs	17,386	5,200	9,016
Depreciation and amortization	160,955	163,294	199,649
Total costs and expenses	1,220,623	1,464,687	1,284,707
Operating income (loss)	151,667	(201,363)	59,585
Other (income) expense, net	(100)	(115)	125
Interest expense	80,914	78,001	62,661
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,150	8,143	—
Income (loss) before income taxes	62,703	(287,392)	(3,201)
Provision for (benefit from) income taxes	17,915	(85,006)	9,330
Net income (loss)	$44,788	$(202,386)	$(12,531)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	8,454	8,618	(557)
Comprehensive income (loss)	$53,242	$(193,768)	$(13,088)

Earnings (loss) per share:
Earnings (loss) per share, basic	$0.52	$(2.36)	$(0.15)
Earnings (loss) per share, diluted	$0.52	$(2.36)	$(0.15)
Weighted average common shares outstanding:
Basic	86,170	85,811	84,925
Diluted	86,910	85,811	84,925

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2015	90,320,374	$903	$624,765	$46,460	$(13,137)	$(154,871)	$504,120
Equity-based compensation	—	—	37,515	—	—	—	37,515
Unrealized loss on derivatives, net of tax benefit of $2,713	—	—	—	—	(557)	—	(557)
Vesting of restricted shares	1,625,529	16	(16)	—	—	—	—
Shares withheld for tax withholdings	(89,180)	—	(1,629)	—	—	—	(1,629)
Exercise of stock options	4,331	—	82	—	—	—	82
Accumulated cash dividends related to performance shares which vested during the period	—	—	(3,400)	—	—	—	(3,400)
Cash dividends declared to stockholders ($0.73 per share), net of forfeitures	—	—	(35,974)	(26,411)	—	—	(62,385)
Net loss	—	—	—	(12,531)	—	—	(12,531)
Balance at December 31, 2016	91,861,054	919	621,343	7,518	(13,694)	(154,871)	461,215
Equity-based compensation	—	—	23,203	—	—	—	23,203
Unrealized gain on derivatives, net of tax expense of $5,735	—	—	—	—	8,618	—	8,618
Vesting of restricted shares	905,052	9	(9)	—	—	—	—
Shares withheld for tax withholdings	(129,293)	(2)	(2,086)	—	—	—	(2,088)
Exercise of stock options	590	—	11	—	—	—	11
Accumulated cash dividends related to performance shares which vested during the period	—	—	(1,270)	—	—	—	(1,270)
Adjustments to previous dividend declarations	—	—	132	31	—	—	163
Net loss	—	—	—	(202,386)	—	—	(202,386)
Balance at December 31, 2017	92,637,403	926	641,324	(194,837)	(5,076)	(154,871)	287,466
Impact of adoption of ASU 2018-02	—	—	—	1,094	(1,094)	—	—
Equity-based compensation	—	—	22,152	—	—	—	22,152
Unrealized gain on derivatives, net of tax expense of $3,111	—	—	—	—	8,454	—	8,454
Vesting of restricted shares	725,646	7	(7)	—	—	—	—
Shares withheld for tax withholdings	(197,097)	(1)	(3,976)	—	—	—	(3,977)
Exercise of stock options	234,977	2	4,280	—	—	—	4,282
Adjustments to previous dividend declarations	—	—	61	—	—	—	61
Repurchase of 3,654,816 shares of treasury stock, at cost	—	—	—	—	—	(98,032)	(98,032)
Net income	—	—	—	44,788	—	—	44,788
Balance at December 31, 2018	93,400,929	$934	$663,834	$(148,955)	$2,284	$(252,903)	$265,194

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)
	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$44,788	$(202,386)	$(12,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	—	269,332	—
Depreciation and amortization	160,955	163,294	199,649
Amortization of debt issuance costs and discounts	4,461	4,812	5,325
Loss on sale or disposal of assets, net	19,681	13,525	9,640
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	8,150	8,143	—
Loss on derivatives	—	—	1
Deferred income tax provision (benefit)	16,894	(86,477)	8,937
Equity-based compensation	22,152	23,203	37,515
Changes in assets and liabilities:
Accounts receivable	(24,347)	(3,005)	2,110
Inventories	(4,620)	(3,285)	2,503
Prepaid expenses and other current assets	(2,275)	3,336	(3,196)
Accounts payable and accrued expenses	13,317	7,347	3,600
Accrued salaries, wages and benefits	6,051	(6,456)	8,680
Deferred revenue	25,611	2,368	(1,536)
Other accrued liabilities	3,417	(3,692)	12,281
Other assets and liabilities	(300)	2,398	7,434
Net cash provided by operating activities	293,935	192,457	280,412
Cash Flows From Investing Activities:
Capital expenditures	(179,770)	(172,517)	(160,518)
Other investing activities, net	(259)	1,644	—
Net cash used in investing activities	(180,029)	(170,873)	(160,518)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt	543,935	998,306	—
Repayments of long-term debt	(565,592)	(1,026,909)	(12,637)
Proceeds from draw on revolving credit facility	95,000	95,649	109,351
Repayments of revolving credit facility	(80,000)	(105,000)	(100,000)
Dividends paid to stockholders	(325)	(1,544)	(65,306)
Payment of tax withholdings on equity-based compensation through shares withheld	(3,977)	(2,088)	(1,629)
Exercise of stock options	4,282	11	82
Debt issuance costs	(8,086)	(15,390)	—
Purchase of treasury stock	(98,032)	—	—
Other financing activities	(101)	—	—
Net cash used in financing activities	(112,896)	(56,965)	(70,139)
Change in Cash and Cash Equivalents, including Restricted Cash	1,010	(35,381)	49,755
Cash and Cash Equivalents, including Restricted Cash—Beginning of year	33,997	69,378	19,623
Cash and Cash Equivalents, including Restricted Cash—End of year	$35,007	$33,997	$69,378
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable and accrued expenses	$30,760	$24,626	$19,080
Dividends declared, but unpaid	$84	$470	$908

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States.  Prior to December 1, 2009, the Company did not have any operations.  On December 1, 2009, the Company acquired all of the outstanding equity interest of Busch Entertainment LLC and affiliates from Anheuser Busch Companies, Inc. and Anheuser-Busch InBev SA/NV (“ABI”).  At that time, the Company was owned by ten limited partnerships, ultimately controlled by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.  The Company completed an initial public offering in April 2013.

On May 8, 2017 an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), Sun Wise (UK) Co., LTD (“ZHG”) acquired approximately 21% of the then outstanding shares of common stock of the Company (the “ZHG Transaction”) from certain affiliates of Blackstone (the “Seller”), pursuant to a Stock Purchase Agreement between ZHG and Seller (the “Stock Purchase Agreement”). Subsequent to the ZHG Transaction, Blackstone did not own any remaining shares of the Company. See further discussion in Note 17–Related-Party Transactions and Note 19–Equity-Based Compensation.

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

During each of the years ended December 31, 2018, 2017 and 2016 approximately 57% of the Company’s revenues were generated in the State of Florida.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets and liabilities, deferred revenue, equity compensation and the valuation of goodwill and other indefinite-lived intangible assets.  Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2018 presentation, in particular the Company reclassified $0.5 million of dividends payable to other accrued liabilities as of December 31, 2017. Also see Note 3–Recent Accounting Pronouncements.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $17.4 million and $16.8 million at December 31, 2018 and 2017, respectively. The cash balances in all accounts held at financial institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2018. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

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

Restricted Cash

Restricted cash is recorded in other current assets in the accompanying consolidated balance sheets. Restricted cash consists primarily of funds received from strategic partners for use in approved marketing and promotional activities.

	December 31,	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$34,073	$33,178
Restricted cash, included in other current assets	934	819
Total cash, cash equivalents and restricted cash	$35,007	$33,997

Accounts Receivable—Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from customers for the sale of admission products, including amounts due for admissions products purchased on monthly installment arrangements. The Company is not exposed to a significant concentration of credit risk. The Company records an allowance on trade accounts receivable with an offset to the provision for bad debt for estimated uncollectible receivables, based on the amount and status of past-due accounts, contractual terms of the receivables and the Company’s history of uncollectible accounts. For all periods presented, the provision for bad debt was immaterial related to these accounts. The Company also records an allowance on amounts due from monthly installment arrangements based on historical default rates.  As of December 31, 2018 and 2017, the Company recorded $14.7 million and $9.5 million, respectively, as an allowance on its installment arrangements with a corresponding reduction to deferred revenue.

Inventories

Inventories are accounted for using the weighted average cost method and are stated at the lower of cost or net realizable value. Inventories consist primarily of products for resale, including merchandise, culinary items and miscellaneous supplies. Obsolete or excess inventories are recorded at their estimated realizable value.

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

Material costs to purchase animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years).  All costs to maintain animals are expensed as incurred, including in-house animal breeding costs, as they are immaterial to the consolidated financial statements. Construction in process assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all active construction projects. Total interest capitalized for the years ended December 31, 2018, 2017 and 2016 was $4.2 million, $2.7 million and $2.7 million, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years.  Total capitalized costs related to computer system development costs, net of accumulated amortization, were $6.1 million and $9.2 million as of December 31, 2018 and 2017, respectively, and are recorded in other assets in the accompanying consolidated balance sheets.  Accumulated amortization was $9.9 million and $16.1 million as of December 31, 2018 and 2017, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2018, 2017 and 2016 was $3.7 million, $3.5 million and $3.4 million, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of comprehensive income (loss).  Systems reengineering costs do not meet the proper criteria for capitalization and are expensed as incurred.

Impairment of Long-Lived Assets

All long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the estimated fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (generally a theme park).  See Note 8–Property and Equipment for further details.

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

In assessing goodwill for impairment, the Company may choose to initially evaluate qualitative factors to determine if it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. The Company considers several factors, including macroeconomic conditions, industry and market conditions, overall financial performance of the reporting unit, changes in management, strategy or customers, and relevant reporting unit specific events such as a change in the carrying amount of net assets, a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit, and the testing of recoverability of a significant asset group within a reporting unit. If the qualitative assessment is not conclusive, then a quantitative impairment analysis for goodwill is performed at the reporting unit level. The Company may also choose to perform this quantitative impairment analysis instead of the qualitative analysis.  The quantitative impairment analysis compares the estimated fair value of the reporting unit, determined using the income and/or market approach, to its recorded amount. If the recorded amount exceeds the fair value, then a goodwill impairment charge is recorded for the difference up to the recorded amount of goodwill.

The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates and cost of invested capital. See Note 9–Goodwill, Net, for further details.

The Company’s other indefinite-lived intangible assets consist of certain trade names/trademarks and other intangible assets which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued using the relief from royalty method. Trade names/trademarks are combined by brand as a unit of accounting when testing for impairment as the brand represents the highest and best use of the asset and drives the Company’s marketing strategy and international license agreements. Significant estimates required in this valuation method include estimated future revenues impacted by the trade names/trademarks, royalty rates, and appropriate discount rates. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information. See Note 10–Trade Names/Trademarks and Other Intangible Assets, Net for further details.

Other Definite-Lived Intangible Assets

The Company’s other intangible assets consist primarily of certain trade names/trademarks, relationships with ticket resellers, a favorable lease asset and a non-compete agreement. These intangible assets are amortized on the straight-line basis over their estimated remaining lives. See Note 10–Trade Names/Trademarks and Other Intangible Assets, Net for further details.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities.  The Company maintains self-insurance reserves for healthcare, auto, general liability and workers compensation claims.  Total claims reserves were $31.2 million at December 31, 2018, of which $3.8 million is recorded in accrued salaries, wages and benefits, $6.9 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  Total claims reserves were $30.6 million at December 31, 2017, of which $2.6 million is recorded in accrued salaries, wages and benefits, $7.1 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying consolidated balance sheets. See further discussion in Note 12–Long-Term Debt.

Share Repurchase Program and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock.  Shares repurchased under Board authorizations are held in treasury for general corporate purposes.  The Company accounts for treasury stock on the trade date under the cost method.  Treasury stock at December 31, 2018 and 2017 is recorded as a reduction to stockholders’ equity as the Company does not currently intend to retire the treasury stock held.  See further discussion of the Company’s share repurchase program in Note 20–Stockholders’ Equity.

Revenue Recognition

The Company has adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contracts with customers; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies the performance obligations. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.

Admissions Revenue

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  As allowed by the practical expedient available to public companies under ASC 606, which the Company adopted, admission products with similar characteristics are analyzed using a portfolio approach for each separate park as the Company expects that the effects on the consolidated financial statements of applying this guidance to the portfolio does not differ materially from applying the guidance to individual contracts within the portfolio. For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park.  Annual passes, season passes or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products.  Attendance trends factor in seasonality and are adjusted based on actual trends periodically. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

The Company has also entered into agreements with certain external theme park, zoo and other attraction operators to jointly market and sell single and multi-use admission products. These joint products allow admission to both a Company park(s) and an external park, zoo or other attraction. The agreements with the external partners specify the allocation of revenue to Company parks from any jointly sold products. Whether the Company or the external partner sells the product, the Company’s portion of revenue is deferred until the first time the product is redeemed at one of the Company’s parks and recognized over its related use in a manner consistent with the Company’s other admission products.

Additionally, the Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services provided or received, whichever is more readily determinable. Amounts included within admissions revenue with an offset to either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of comprehensive income (loss) related to bartered ticket transactions were $16.6 million, $20.8 million and $29.1 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

In accordance with the practical expedients available to public companies under ASC 606 which the accounting standards provide to simplify compliance, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed. Additionally, the Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). The Company has also elected not to adjust consideration for the effects of financing components in the form of installment purchase plans as the period between when the Company transfers the promised service to the customer and when the customer pays for that service generally does not exceed one year.

Food, Merchandise and Other Revenue

Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented, including revenue related to the Company’s international agreements as discussed in Note 4–Revenues.  The Company recognizes revenue for food, merchandise and other in-park products when the related products or services are received by the guests.  Certain admission products may also include bundled products at the time of purchase, such as culinary or merchandise items.  The Company conducts an analysis of bundled products to identify separate distinct performance obligations that are material in the context of the contract. For those products that are determined to be distinct performance obligations and material in the context of the contract, the Company allocates a portion of the transaction price to each distinct performance obligation using each performance obligation’s standalone price.  If the bundled product is related to a pass product and offered over time, revenue will be recognized over time accordingly.  See further discussion in Note 4–Revenues.

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Other advertising and media costs are expensed as incurred and for the years ended December 31, 2018, 2017 and 2016, totaled approximately $127.5 million, $118.0 million and $124.6 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Equity-Based Compensation

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value.  The cost is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  The Company recognizes the impact of forfeitures as they occur.  The Company grants time-vesting restricted shares and units, time-vesting deferred stock units, performance-vesting restricted shares and units, and stock options. The Company uses the closing stock price on the date of grant to value its time-vesting restricted share awards and its performance-vesting restricted share awards.  The Company uses the Black-Scholes Option Pricing Model to value stock options at the date of grant.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company evaluates its tax positions by determining if it is more likely than not a tax position is sustainable upon examination, based upon the technical merits of the position, before any of the benefit is recorded for financial statement purposes. The benefit is measured as the largest dollar amount of position that is more likely than not to be sustained upon settlement. Previously recorded benefits that no longer meet the more-likely-than-not threshold are charged to earnings in the period that the determination is made. Interest and penalties accrued related to unrecognized tax benefits are charged to the provision for (benefit from) income taxes in the accompanying consolidated statements of comprehensive income (loss). See further discussion in Note 14–Income Taxes.

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

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable and include situations where there is little, if any, market activity for the asset or liability.

Determination of Fair Value—If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest and currency rates. Assets or liabilities valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.  See further discussion in Note 16–Fair Value Measurements.

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

During 2018, the Company has adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of the hedge accounting guidance.  See Note 3–Recent Accounting Pronouncements for further details.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in fair value of the derivative contract are recorded in accumulated other comprehensive income (loss), net of taxes, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

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

Recently Implemented Accounting Standards

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU gives companies the option to reclassify to retained earnings any tax effects related to items in accumulated other comprehensive income or loss that are stranded due to the Tax Cuts and Jobs Act (the “Tax Act”). Companies are able to early adopt this ASU in any interim or annual period for which financial statements have not yet been issued and apply it either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Act related to items in accumulated other comprehensive income or loss are recognized. When adopted, the ASU requires all entities to make new disclosures, regardless of whether they elect to reclassify stranded amounts. Companies are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income or loss.  The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual reporting periods with early adoption permitted. On January 1, 2018, the Company elected to early adopt the ASU and applied the amendments in the period of adoption. As a result, the Company reclassified $1.1 million of “stranded” tax effects of the Tax Act from accumulated other comprehensive income (loss) to accumulated deficit in the accompanying consolidated balance sheet and the accompanying consolidated statements of changes in stockholders’ equity.  See Note 13–Derivative Instruments and Hedging Activities for additional disclosure.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 aims to improve reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of the hedge accounting guidance.  This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those annual reporting periods with early adoption permitted. For cash flow and net investment hedges existing as of the adoption date, the guidance requires a cumulative-effect adjustment as of the beginning of the fiscal year that an entity adopts the amendments; however, the presentation and disclosure guidance should be applied prospectively. The Company adopted ASU 2017-12 during the second quarter of 2018. The impact of the adoption was not material to the Company’s consolidated financial statements; as a result, no cumulative effect adjustment to beginning retained earnings was required. See Note 13–Derivative Instruments and Hedging Activities for additional disclosure.

In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU was issued to provide clarity and reduce diversity in practice regarding the application of guidance on the modification of equity awards. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company adopted this standard on January 1, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the Company historically has accounted for all modifications in accordance with Topic 718 and has not been subject to the exception described under this ASU.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash–a Consensus of the FASB Emerging Issues Task Force. This ASU requires companies to include restricted cash balances with cash and cash equivalent balances in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted, and should be applied using a retrospective transition method. The Company adopted this standard on January 1, 2018 using the retrospective transition method.  For the years ended December 31, 2017 and 2016, the adoption of ASU 2016-18 increased net cash used in investing activities by $0.4 million and decreased net cash used in investing activities by $0.2 million, respectively, when compared to the previously reported amounts in the accompanying consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 simplifies the income tax accounting of intra-entity transfers of an asset other than inventory by requiring an entity to recognize the income tax effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. The Company adopted this standard on January 1, 2018 using a modified retrospective transition method. The adoption of ASU 2016-16 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the presentation and classification of eight specific cash flow issues that previously resulted in diversity in practice. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods therein. The Company adopted this standard on January 1, 2018 using a retrospective transition method for each period presented. The adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated statements of cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration expected to be received. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company adopted this standard and subsequently issued amendments on January 1, 2018, using the modified retrospective transition method. The adoption of ASU 2014-09 and its subsequently issued amendments did not have a material impact on the Company’s existing or new contracts as of January 1, 2018; therefore, no cumulative adjustment to beginning retained earnings was required as a result of adoption. See Note 2–Summary of Significant Accounting Policies subtopic “Revenue Recognition” and Note 4–Revenues for additional disclosure.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require the Company to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. Accounting by lessors will remain largely unchanged from current GAAP. Lessees and lessors are also required to disclose qualitative and quantitative information about leasing arrangements to enable financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842) Targeted Improvements.  ASU 2018-10 clarifies how to apply certain aspects of ASU 2016-02. ASU 2018-11 provides entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. These ASUs will be effective for annual periods beginning after December 15, 2018, and interim periods therein with early adoption permitted.  The Company adopted these ASU’s (collectively, “ASC 842”) on January 1, 2019 using the modified retrospective method.  The new standard also provides a number of optional provisions, known as practical expedients, which companies may elect to adopt to facilitate implementation. Upon adoption, the Company elected the package of practical expedients which, among other items, precludes the Company from needing to reassess 1) whether any expired or existing contracts are or contain leases, 2) the lease classification of any expired or existing leases, and 3) initial direct costs for any existing leases.  In preparation for the adoption of ASC 842, the Company is establishing new processes and internal controls and is also implementing a new lease accounting information system to enable the preparation of financial information to comply with the new lease accounting and disclosure requirements.

The Company is finalizing its analysis of the expected impacts that the adoption of ASC 842 will have on its consolidated financial statements. Based on preliminary estimates, the Company expects to record right-of-use assets and corresponding lease liabilities of approximately $130.0 million as of January 1, 2019 based on the present value of future minimum lease payments.  The Company is currently analyzing other impacts the adoption of ASC 842 may have, however it does not expect a material impact on its consolidated statements of comprehensive income (loss), consolidated statements of cash flows or debt covenant calculations.  For more information regarding the Company’s commitments under long-term operating leases requiring annual minimum lease payments, refer to Note 15–Commitments and Contingencies.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates certain disclosures related to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU also adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's disclosures.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which expands the list of United States benchmark interest rates permitted in the application of hedge accounting. The amendments in this ASU allow use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. The amendments in this ASU are effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company will adopt this guidance in the first quarter of 2019 using a prospective method. The Company does not expect adoption will have a material impact on the Company’s consolidated financial statements.

4. REVENUES

Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the Company’s existing or new contracts as of January 1, 2018; therefore, no cumulative adjustment to beginning retained earnings was required as a result of adoption.

The Company recognizes revenue upon admission into a park for single day tickets and when products are received by customers for merchandise, culinary or other in-park spending. For season passes and other multi-use admission products, deferred revenue is recorded and the related revenue is recognized over the terms of the admission product and its estimated redemption rates, which is adjusted periodically.  Total revenues in the accompanying consolidated statements of comprehensive income (loss) are recorded net of sales-related taxes collected from guests and remitted or payable to government taxing authorities. See further discussion in Note 2–Summary of Significant Accounting Policies-Revenue Recognition.

Deferred revenue primarily includes revenue associated with pass products and contract liability balances related to licensing and international agreements collected in advance of the Company’s performance and expected to be recognized in future periods. At December 31, 2018 and 2017, $10.1 million and $10.9 million, respectively, is included in other liabilities in the accompanying consolidated balance sheets related to the long-term portion of deferred revenue, which primarily relates to the Company’s international agreement, as discussed in the following section. The Company expects to recognize this revenue over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.

The following table reflects the Company’s deferred revenue balance as of December 31, 2018 and 2017:

	2018	2017
	(In thousands)
Deferred revenue, including long-term portion	$111,181	$90,437
Less: Deferred revenue, long-term portion, included in other liabilities	10,071	10,883
Deferred revenue, short-term portion	$101,110	$79,554

With the exception of an immaterial amount, substantially all of the $79.6 million of deferred revenue, short term portion, balance outstanding as of January 1, 2018 was recognized as revenue during the year ended December 31, 2018.  The change in deferred revenue as of December 31, 2018 compared to the prior period relates to additional pass product sales during the year ended December 31, 2018, offset by revenue recognized during 2018.

International Agreements

In March 2017, the Company entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept and Preliminary Design Support Agreement (the “CDSA”) (collectively, the “ZHG Agreements”) with an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), a related party, to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”). The Company analyzed the ZHG Agreements under ASC 606 and determined that the agreements should be combined for accounting purposes and the respective performance obligations should be combined into a single performance obligation which meets the criteria to be recognized over time.  Additionally, the services related to the ZHG Agreements are provided ratably over the contract term, as such, the Company recognizes revenue under the ZHG Agreements on a straight line basis over the contractual term of the agreements including approximately $5.1 million and $3.9 million in the years ended December 31, 2018 and 2017, respectively, which is included in food, merchandise and other revenue in the accompanying consolidated statements of comprehensive income (loss). See further discussion in Note 17–Related Party Transactions.

The Company has also received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $3.8 million and $3.1 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying consolidated balance sheet as of December 31, 2018 and 2017, respectively.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed, which is expected to be upon opening of the park. The Company continually monitors performance on the contract and will make adjustments, if necessary. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

5. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows:

	Year Ended December 31,
	2018			2017			2016
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$44,788	86,170	$0.52	$(202,386)	85,811	$(2.36)	$(12,531)	84,925	$(0.15)
Effect of dilutive incentive-based awards		740			—			—
Diluted earnings (loss) per share	$44,788	86,910	$0.52	$(202,386)	85,811	$(2.36)	$(12,531)	84,925	$(0.15)

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

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of unvested restricted awards and certain shares of common stock that are issuable upon exercise of stock options. During the year ended December 31, 2018, there were approximately 1,299,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share. During the years ended December 31, 2017 and 2016, there were approximately 5,090,000 and 4,807,000 potentially dilutive shares of common stock excluded from the computation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in those periods, respectively.

The Company’s outstanding performance-vesting restricted share awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.  For the years ended December 31, 2018, 2017 and 2016, approximately 364,000, 78,000, and 13,000 performance-vesting restricted share awards had met their performance criteria as of the end of the reporting periods, respectively, and are therefore included in the calculation of diluted earnings per share. See further discussion in Note 19–Equity-Based Compensation.

6. INVENTORIES

Inventories as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(In thousands)
Merchandise	$31,232	$26,586
Food and beverage	4,365	4,084
Other supplies	217	217
Total inventories	$35,814	$30,887

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(In thousands)
Prepaid insurance	$5,857	$6,711
Prepaid marketing and advertising costs	3,821	2,800
Other	9,022	6,799
Total prepaid expenses and other current assets	$18,700	$16,310

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2018 and 2017, consisted of the following:

	2018	2017
	(In thousands)
Land	$286,200	$286,200
Land improvements	378,261	354,544
Buildings	690,921	670,121
Rides, attractions and equipment	1,476,866	1,433,246
Animals	142,081	142,147
Construction in process	82,709	65,816
Less accumulated depreciation	(1,365,006)	(1,276,833)
Total property and equipment, net	$1,692,032	$1,675,241

Depreciation expense was approximately $155.0 million, $155.2 million, and $191.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. During 2016, the Company made a decision to remove deep-water lifting floors from the orca habitats at each of its three SeaWorld theme parks. As a result, during the year ended December 31, 2016, the Company recorded approximately $33.7 million of accelerated depreciation related to the disposal of these lifting floors.

During 2018, the Company recorded approximately $10.9 million in fixed asset disposals associated with certain rides and equipment which were removed from service during 2018, which is included in operating expenses in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2018.  During 2017, the Company amended an existing agreement relating to the use of certain animals, which reduced the expected future cash flows related to the agreement.  As a result, the Company recognized an impairment loss of approximately $7.8 million which is included in operating expenses in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2017.  During 2016, the Company recorded approximately $6.4 million in asset write-offs associated with a canceled project, which is included in operating expenses in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2016.

9. GOODWILL, NET

2017 Interim Impairment Test— Due to financial performance particularly late in the second quarter of 2017 at the Company’s SeaWorld Orlando park, the Company determined a triggering event occurred that required an interim goodwill impairment test for its SeaWorld Orlando reporting unit as of June 30, 2017. Based on financial performance and the resulting impact on projections at that time of future cash flows for this reporting unit, the Company concluded that the reporting unit’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $269.3 million in the accompanying consolidated statement of comprehensive income (loss) during the year ended December 31, 2017.  The estimated fair value for the SeaWorld Orlando reporting unit was determined using the income approach and represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of internal projections and unobservable measurement inputs.

The changes in the carrying amount of goodwill for each reporting unit for the years ended December 31, 2018 and 2017 are as follows:

	SeaWorld Orlando	Discovery Cove	Total
	(In thousands)
Gross carrying amount at January 1, 2017	$269,332	$66,278	$335,610
Accumulated impairment loss at January 1, 2017	—	—	—
Net carrying amount at January 1, 2017	269,332	66,278	335,610
Goodwill impairment charge	(269,332)	—	(269,332)
Net carrying amount at December 31, 2017	—	66,278	66,278
Changes in goodwill	—	—	—
Net carrying amount at December 31, 2018	$—	$66,278	$66,278

Annual Impairment Test—The Company performed a qualitative assessment on its remaining goodwill at December 1, 2018 and 2017, which now relates only to its Discovery Cove reporting unit, and concluded that it was more-likely-than-not that goodwill was not impaired.

10. TRADE NAMES/TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET

2017 Interim Impairment Test – Due to financial performance particularly late in the second quarter of 2017 at the Company’s SeaWorld San Diego and Orlando parks, the Company determined a triggering event occurred that required an interim impairment test for certain trade names/trademarks with a combined balance of $93.0 million related to the SeaWorld brand.  Based on its assessment, the Company calculated that the estimated fair value of the trade names/trademarks exceeded their carrying values.  As a result, the Company determined there was no impairment as the estimated fair values of these trade names/trademarks were in excess of their carrying values.

Annual Impairment Test – The Company conducted a qualitative assessment for its other indefinite-lived intangible assets at December 1, 2018 and concluded that it was more-likely-than-not that the trade names/trademarks were not impaired. The Company also conducted either a qualitative or a quantitative assessment for its other indefinite-lived intangible assets at December 1, 2017 and 2016, and concluded that it was more-likely-than-not that the trade names/trademarks were not impaired.

Trade names/trademarks, net, at December 31, 2018, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks- finite lives	9.3 years	12,900	11,557	1,343
Total trade names/trademarks, net		$169,900	$11,557	$158,343

Trade names/trademarks, net, at December 31, 2017, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks- finite lives	9.3 years	12,900	10,098	2,802
Total trade names/trademarks, net		$169,900	$10,098	$159,802

Other intangible assets, net, at December 31, 2018, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Favorable lease asset	39 years	$18,200	$4,200	$14,000
Reseller agreements	8.1 years	22,300	22,300	—
Non-compete agreement	5 years	500	500	—
Other intangible assets - indefinite lives		120	—	120
Total other intangible assets, net		$41,120	$27,000	$14,120

Other intangible assets, net, at December 31, 2017, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Favorable lease asset	39 years	$18,200	$3,734	$14,466
Reseller agreements	8.1 years	22,300	22,032	268
Non-compete agreement	5 years	500	458	42
Other intangible assets - indefinite lives		120	—	120
Total other intangible assets, net		$41,120	$26,224	$14,896

Total amortization expense was approximately $2.2 million, $4.6 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The total weighted average amortization period of all finite-lived intangibles is 18.8 years.

Total expected amortization expense of the finite-lived intangible assets for the succeeding five years and thereafter is as follows:

Years Ending December 31	(In thousands)
2019	$1,849
2020	467
2021	467
2022	467
2023	467
Thereafter	11,626
$15,343

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2018 and 2017, consisted of the following:

	2018	2017
	(In thousands)
Self-insurance reserve	$6,895	$7,084
Accrued interest	490	6,078
Dividends payable	84	470
Accrued property taxes	—	1,280
Other	15,597	5,170
Total other accrued liabilities	$23,066	$20,082

As of December 31, 2018 and 2017, other liabilities above includes $11.5 million and $3.4 million, respectively, related to the EZPay plan lawsuit legal settlement, further described in Note 15–Commitments and Contingencies. As of December 31, 2017, accrued interest above includes $5.1 million relating to the Company’s fourth quarter 2017 interest payable on its Term B-2 Loans, which was paid on January 5, 2018. See further discussion in Note 12–Long-Term Debt.

12. LONG-TERM DEBT

Long-term debt, net, as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(In thousands)
Term B-5 Loans (effective interest rate of 5.52% and 4.69% at December 31, 2018 and 2017, respectively)	$1,523,389	$990,819
Term B-2 Loans (effective interest rate of 3.94% at December 31, 2017)	—	554,227
Revolving credit facility (effective interest rate of 5.17% and 4.24% at December 31, 2018 and 2017, respectively)	30,000	15,000
Total long-term debt	1,553,389	1,560,046
Less discounts	(6,564)	(8,685)
Less debt issuance costs	(6,641)	(9,045)
Less current maturities	(45,505)	(38,707)
Total long-term debt, net	$1,494,679	$1,503,609

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Existing Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).

On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment No. 8”), to its Existing Credit Agreement.  In connection with Amendment No. 8, SEA borrowed $998.3 million of additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-3 loans (the “Term B-3 Loans”), with a principal amount equal to $244.7 million and a portion of the outstanding principal of the Term B-2 loans (the “Term B-2 Loans”), with a principal amount equal to $753.6 million, and pay other fees, costs and expenses in connection with Amendment No. 8 and related transactions. Additionally, pursuant to Amendment No. 8, SEA terminated the then existing revolving credit commitments and replaced them with a new tranche with an aggregate commitment amount of $210.0 million.

On October 31, 2018, SEA entered into another refinancing amendment, Amendment No. 9 (the “Amended Credit Agreement”), to its Existing Credit Agreement. In connection with the Amended Credit Agreement, SEA borrowed $543.9 million of additional term loans (the “Additional Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-2 Loans, with a principal amount equal to $543.9 million, and pay other fees, costs and expenses in connection with the Amended Credit Agreement and related transactions. Additionally, pursuant to the Amended Credit Agreement, SEA terminated the then existing revolving credit commitments and replaced them with a new tranche of revolving credit commitments with an aggregate commitment amount of $210.0 million (the “New Revolving Credit Facility”).

In connection with the issuance of the additional Term B-5 Loans and as a result of the Amended Credit Agreement, SEA recorded a discount of $0.7 million during the year ended December 31, 2018. Additionally, SEA wrote-off debt issuance costs of $8.2 million, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying consolidated statement of comprehensive income (loss) during the year ended December 31, 2018.  In connection with the issuance of the Term B-5 Loans as a result of Amendment No. 8 in 2017, SEA recorded a discount of $5.0 million and immaterial debt issuance costs during the year ended December 31, 2017. Additionally, SEA wrote-off debt issuance costs of $8.0 million, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying consolidated statement of comprehensive income (loss) during the year ended December 31, 2017. See discussion in the Senior Secured Credit Facilities section which follows for further information.

As of December 31, 2018, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

Senior Secured Credit Facilities

As of December 31, 2018, the Senior Secured Credit Facilities consisted of $1.523 billion in Term B-5 Loans which will mature on March 31, 2024 and a $210.0 million New Revolving Credit Facility, of which $30.0 million was outstanding as of December 31, 2018.  The New Revolving Credit Facility will mature on October 31, 2023. The outstanding balance on the revolving credit facility was included in current maturities of long-term debt in the accompanying consolidated balance sheets as of December 31, 2018 and 2017 due to the Company’s intent to repay the borrowings within the following twelve month period. Subsequent to December 31, 2018, SEA borrowed an additional $45.0 million on the New Revolving Credit Facility for general working capital purposes.

The Term B-5 Loans amortize in equal quarterly installments, commencing with the fiscal quarter ending December 31, 2018, in aggregate annual amounts equal to 1.015% of the original principal amount of Term B-5 Loans outstanding on the Effective Date, with the balance payable on the final maturity date. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

SEA is required to prepay the outstanding Term B-5 Loans, subject to certain exceptions, with

(i)	50% of SEA’s annual “excess cash flow” (with step-downs to 25% and 0%, as applicable, based upon achievement by SEA of a certain secured total leverage ratio), subject to certain exceptions;
(ii)	100% of the net cash proceeds of certain non-ordinary course asset sales or other dispositions subject to reinvestment rights and certain exceptions; and
(iii)	100% of the net cash proceeds of any incurrence of debt by SEA or any of its restricted subsidiaries, other than debt permitted to be incurred or issued under the Senior Secured Credit Facilities.

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. During the first quarter of 2017, the Company made a mandatory prepayment of approximately $6.3 million based on its excess cash flow calculation as of December 31, 2016. Approximately $3.5 million of the mandatory prepayment was accepted by the lenders and applied ratably to the Term B-2 and Term B-3 Loans prior to Amendment No. 8 on March 31, 2017, and the remainder of $2.8 million was applied as a voluntary prepayment to the Term B-2 Loans in the second quarter of 2017. There were no mandatory prepayments made during the years ended December 31, 2018 and 2016.

SEA may go to market to increase and/or add one or more incremental term loan facilities to the Senior Secured Credit Facilities and/or increase commitments under the New Revolving Credit Facility in an aggregate principal amount of up to $350.0 million. SEA may also incur additional incremental term loans provided that, among other things, on a pro forma basis after giving effect to the incurrence of such incremental term loans, the First Lien Secured Leverage Ratio, as defined in the Senior Secured Credit Facilities, is no greater than 3.50 to 1.00.

The obligations under the Senior Secured Credit Facilities are fully, unconditionally and irrevocably guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and, subject to certain exceptions, each of SEA’s existing and future material domestic wholly-owned subsidiaries. The Senior Secured Credit Facilities are collateralized by first priority or equivalent security interests, subject to certain exceptions, in (i) all the capital stock of, or other equity interests in, substantially all of SEA’s direct or indirect material domestic subsidiaries and 65% of the capital stock of, or other equity interests in, any “first tier” foreign subsidiaries and (ii) certain tangible and intangible assets of SEA and the Company. Certain financial, affirmative and negative covenants are included in the Senior Secured Credit Facilities. If an event of default occurs, the lenders under the Senior Secured Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Secured Credit Facilities and all actions permitted to be taken by a secured creditor.

Term B-5 Loans

The Term B-5 Loans were initially borrowed in an aggregate principal amount of $998.3 million on March 31, 2017 in connection with Amendment No. 8. Additional Term B-5 Loans of $543.9 million were borrowed on October 31, 2018 in connection with the Amended Credit Agreement. Borrowings of the Term B-5 Loans under the Amended Credit Agreement bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. as its “prime rate” (provided that in no event shall such base rate with respect to the Term B-5 Loans be less than 1.75% per annum), in each case, plus an applicable margin of 2.00% or (ii) a LIBOR rate based on the British Bankers Association LIBOR Rate (or any successor thereto) for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Term B-5 Loans be less than 0.75% per annum) plus an applicable margin of 3.00%.

New Revolving Credit Facility

Borrowings of the New Revolving Credit Facility under the Amended Credit Agreement bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1⁄2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. as its “prime rate”, in each case, plus an applicable margin equal to 1.75%; or (ii) a LIBOR rate based on the British Bankers Association LIBOR Rate (or any successor thereto) for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the New Revolving Credit Facility be less than 0.0% per annum) plus an applicable margin equal to 2.75%.  The applicable margin for borrowings under the New Revolving Credit Facility are subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings, which the Company did not achieve as of December 31, 2018.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

As of December 31, 2018, SEA had approximately $21.3 million of outstanding letters of credit leaving approximately $158.7 million available for borrowing under the New Revolving Credit Facility.

Restrictive Covenants

The Senior Secured Credit Facilities contain a number of customary negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of SEA and its restricted subsidiaries to incur additional indebtedness; make guarantees; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; make fundamental changes; pay dividends and distributions or repurchase SEA’s capital stock; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; make changes in the nature of the business; and make prepayments of junior debt. The Senior Secured Credit Facilities also contain covenants requiring SEA to limit annual capital expenditures and maintain a maximum total leverage ratio and a minimum interest coverage ratio. All of the net assets of SEA and its consolidated subsidiaries are restricted and there are no unconsolidated subsidiaries of SEA.

The Amended Credit Agreement removed all financial covenants on the Term B-5 Loans. The New Revolving Credit Facility requires that the Company comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the New Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the New Revolving Credit Facility.

The Senior Secured Credit Facilities permit restricted payments in an aggregate amount per annum equal to the sum of (A) $25.0 million plus (B) an amount, if any, equal to (1) if the total leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment, is no greater than 3.50 to 1.00, an unlimited amount, (2) if the total leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 4.00 to 1.00 and greater than 3.50 to 1.00, the greater of (a) $95.0 million and (b) 7.50% of Market Capitalization (as defined in the Senior Secured Credit Facilities), (3) if the total leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 4.50 to 1.00 and greater than 4.00 to 1.00, $95.0 million and (4) if the total leverage ratio on a pro forma basis after giving effect to the payment of any such restricted payment is no greater than 5.00 to 1.00 and greater than 4.50 to 1.00, $65.0 million.

As of December 31, 2018, the total leverage ratio as calculated under the Senior Secured Credit Facilities was 3.58 to 1.00, which would result in the Company having approximately $180.0 million available capacity for restricted payments.  However, the available capacity for restricted payments is recalculated at the beginning of each quarter, or upon declaration of a restricted payment, as set forth in the credit agreement.

Long-term debt at December 31, 2018, is repayable as follows and does not include the impact of any future voluntary prepayments.  The outstanding balance under the New Revolving Credit Facility is included in current maturities of long-term debt in the accompanying consolidated balance sheet as of December 31, 2018, due to the Company’s intent to repay the borrowings within the next twelve months:

Years Ending December 31,	(In thousands)
2019	$45,505
2020	15,505
2021	15,505
2022	15,505
2023	15,505
Thereafter	1,445,864
Total	$1,553,389

Interest Rate Swap Agreements

As of December 31, 2018, the Company has five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum to swap counterparties; provide that the Company receives a variable rate of interest based upon the greater of 0.75% or the BBA LIBOR; and have interest settlement dates occurring on the last day of December, March, June and September through maturity.

In 2016, the Company had four interest rate swap agreements (the “Former Interest Rate Swap Agreements”) which matured in accordance with their terms. Three of the interest rate swap agreements had a combined notional amount of $1.0 billion; required the Company to pay a fixed rate of interest between 1.049% and 1.051% per annum; paid swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and had interest settlement dates occurring on the last day of March, June, September and December through maturity. The fourth interest rate swap was executed in April 2015 to effectively fix the interest rate on $250.0 million of the Term B-3 Loans and had a notional amount of $250.0 million; required the Company to pay a fixed rate of interest of 0.901% per annum; paid swap counterparties a variable rate of interest based upon the greater of 0.75% or the three month BBA LIBOR; and had interest settlement dates occurring on the last day of December, March, June and September through maturity.

SEA designated the Interest Rate Swap Agreements and the Former Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 13–Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities, Interest Rate Swap Agreements and Former Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $82.5 million, $80.6 million and $46.9 million during the years ended December 31, 2018, 2017 and 2016, respectively. Cash paid for interest during the year ended December 31, 2017 excludes $5.1 million related to the fourth quarter interest payment on the Term B-2 Loans which was paid on January 5, 2018. Cash paid for interest during the year ended December 31, 2016 excludes $12.9 million related to the fourth quarter interest payment on the Senior Secured Credit Facilities which was paid on January 3, 2017. See Note 11–Other Accrued Liabilities for accrued interest included in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

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

As of December 31, 2018 and 2017, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the years ended December 31, 2018, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of December 31, 2018 and 2017, the Company had five Interest Rate Swap Agreements that mature on May 14, 2020, which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt.

The interest rate swap agreements are designated as cash flow hedges of interest rate risk. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $2.5 million will be reclassified as a reduction to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets as of December 31, 2018 and 2017:

	Asset Derivatives		Liability Derivatives
	As of December 31, 2018		As of December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	(In thousands)
Interest rate swap agreements	Other assets	3,109	Other liabilities	8,455
Total derivatives designated as hedging instruments		$3,109		$8,455

Derivative instruments are valued according to the methodology outlined in Note 2–Summary of Significant Accounting Policies.  The Company has determined that its derivatives fall within Level 2 of the fair value hierarchy as discussed in Note–16 Fair Value Measurements.  The unrealized gain on derivatives is recorded net of a tax expense of $3.1 million and $5.7 million for the years ended December 31, 2018 and 2017, respectively, and is included in the accompanying statements of changes in stockholders’ equity and the consolidated statements of comprehensive income (loss).

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pre-tax effect of the Company’s derivative financial instruments in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2018 and 2017:

	2018	2017
	(In thousands)
Derivatives in Cash Flow Hedging Relationships:
Gain related to effective portion of derivatives recognized in accumulated other comprehensive income (loss)	$14,262	$1,619
(Loss) gain related to effective portion of derivatives reclassified from accumulated other comprehensive income (loss) to interest expense	$(2,697)	$12,733

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

Changes in Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2018 and 2017, net of tax:

Accumulated other comprehensive income (loss) (In thousands):		Gains (Losses) on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2016		$(13,694)
Other comprehensive income before reclassifications	972
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	7,646
Unrealized gain on derivatives, net of tax		8,618
Accumulated other comprehensive loss at December 31, 2017		(5,076)
Effects of adoption of ASU 2018-02		(1,094)
Other comprehensive income before reclassifications	10,426
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	(1,972)
Unrealized gain on derivatives, net of tax		8,454
Accumulated other comprehensive income at December 31, 2018		$2,284

14. INCOME TAXES

For the years ended December 31, 2018, 2017 and 2016, the provision for (benefit from) income taxes is comprised of the following:

	2018	2017	2016
Current income tax provision (benefit)	(In thousands)
Federal	$(99)	$(66)	$(72)
State	1,113	1,525	442
Foreign	7	12	23
Total current income tax provision	1,021	1,471	393
Deferred income tax provision (benefit):
Federal	13,019	(74,312)	5,169
State	3,875	(12,165)	3,768
Total deferred income tax provision (benefit)	16,894	(86,477)	8,937
Total income tax provision (benefit)	$17,915	$(85,006)	$9,330

The deferred income tax provision (benefit) represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes totaled $0.8 million, $0.5 million and $0.8 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

The components of deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred income tax assets:	(In thousands)
Acquisition and debt related costs	$5,814	$5,557
Net operating losses	180,658	201,604
Goodwill impairment	53,972	54,207
Self-insurance	6,847	6,992
Deferred revenue	2,718	2,627
Cash flow hedge	—	2,282
Restricted stock	4,472	4,097
Tax credits	9,317	7,922
Other	7,779	7,263
Total deferred income tax assets	271,577	292,551
Valuation allowance	(2,762)	(2,762)
Net deferred tax assets	268,815	289,789
Deferred income tax liabilities:
Property and equipment	(192,224)	(201,019)
Amortization - Goodwill	(41,803)	(37,291)
Amortization - Other Intangibles	(18,144)	(15,193)
Cash flow hedge	(836)	—
Other	(2,992)	(3,466)
Total deferred income tax liabilities	(255,999)	(256,969)
Net deferred income tax assets	$12,816	$32,820

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

The Company has federal tax net operating loss carryforwards of approximately $615.3 million as of December 31, 2018 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $990.5 million as of December 31, 2018. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both federal and state tax purposes.

Realization of the deferred income tax assets, primarily arising from these net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.

Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for state net operating loss carryforwards, the Company has recorded a valuation allowance of approximately $2.8 million, net of federal tax benefit, on the deferred tax assets related to those state net operating losses as of December 31, 2018 and 2017. As of December 31, 2017, the Company had approximately $0.4 million of charitable contributions which expired unused.

During 2017, an ownership shift of more than 50 percent as defined by the Internal Revenue Code (“IRC”) Section 382 occurred. The Company determined that, while an ownership shift occurred and limits were determined under Section 382 and the regulations and guidance thereunder, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the deferred income tax assets related to federal and state tax net operating loss carryforwards. However, the annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting the cash tax liabilities in a future period.

The reconciliation between the statutory income tax rate and the Company’s effective income tax provision (benefit) rate for the years ended December 31, 2018, 2017 and 2016, is as follows:

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(In thousands)
Income tax at federal statutory rates	$13,167	21.00%	$(100,587)	35.00%	$(1,120)	35.00%
Federal net operating loss adjustment	—	—	—	—	422	(13.18)
State taxes, net of federal benefit	4,640	7.40	(5,800)	2.02	1,870	(58.42)
Nondeductible equity-based compensation	668	1.07	2,901	(1.01)	8,806	(275.10)
Tax credits	(1,221)	(1.95)	(730)	0.25	(1,881)	58.75
Goodwill impairment	—	—	17,584	(6.12)	—	—
Remeasurement of deferred income tax liabilities resulting from Tax Cuts and Jobs Act	—	—	(1,808)	0.63	—	—
Nondeductible settlement	840	1.34	—	—	—	—
Valuation allowance	—	—	1,688	(0.59)	(882)	27.55
Other	(179)	(0.29)	1,746	(0.60)	2,115	(66.07)
Income tax provision (benefit)	$17,915	28.57%	$(85,006)	29.58%	$9,330	(291.47)%

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

15. COMMITMENTS AND CONTINGENCIES

At December 31, 2018, the Company has commitments under long-term operating and capital leases requiring annual minimum lease payments as follows:

Years Ending December 31,	(In thousands)
2019	$16,809
2020	14,405
2021	13,331
2022	11,624
2023	10,683
Thereafter	268,028
Total	$334,880

Rental expense was $21.2 million, $20.5 million and $20.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The SeaWorld theme park in San Diego, California, leases the land for the theme park from the City of San Diego. The lease term is for 50 years ending on July 1, 2048. Lease payments are based upon gross revenue from the San Diego theme park subject to certain minimums. On January 1, 2017, the minimum annual rent payment was recalculated in accordance with the lease agreement as approximately $10.4 million and is included in the table above for all periods presented. This annual rent will remain in effect until January 1, 2020, at which time the next recalculation will be completed in accordance with the lease agreement.

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties, including the construction of a new corporate headquarters building on owned land adjacent to its SeaWorld Orlando park, which is scheduled to be completed in 2019. At December 31, 2018, excluding certain amounts related to the License Agreement with Sesame Workshop as described below, additional capital payments of approximately $207.0 million are necessary to complete these projects. The majority of these projects are expected to be completed in 2019 and 2020.

License Agreements

On May 16, 2017, SEA entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  The License Agreement supersedes the previous two license agreements and extends SEA’s status as Sesame’s exclusive theme park partner in the United States, Puerto Rico and the U.S. Virgin Islands (the “Sesame Territory”), and provides for the payment of certain royalty payments based on gross receipts for stand-alone theme parks (“Standalone Parks”) and license fees and merchandise royalties for Sesame themed areas within SEA theme parks (“Sesame Lands”). Sesame will retain the right to develop certain family entertainment centers subject to certain restrictions including size, number, types of attractions and geographic location.  SEA’s principal commitments pursuant to the License Agreement include: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined within the Sesame Territory; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives, including Sesame’s annual gala event.  As of December 31, 2018, the Company estimates the combined remaining obligations for these commitments could be up to approximately $79.0 million over the remaining term of the agreement.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening.  On May 2, 2018 the Company announced that it plans to open Sesame Street at SeaWorld Orlando in Spring of 2019.

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

Securities Class Action Lawsuits

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 and August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 17, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), then filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint which   the Court granted on March 31, 2016.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants The Court later denied a renewed motion to dismiss the Second Amended Complaint.  In May 2017, Plaintiffs filed a motion for class certification which the Court granted on November 29, 2017. On December 13, 2017, Defendants filed a petition for permission to appeal the Court’s class certification order with the United States Court of Appeals for the Ninth Circuit, which was denied on June 28, 2018. Discovery is currently ongoing with the trial scheduled for fall 2019. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al. v. SeaWorld Entertainment, Inc. et al., Civil Action No. 18-cv-1276L-BLM was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers (collectively, the “Defendants”).  The plaintiffs, which are investment funds managed by a common adviser (collectively, the “Plaintiffs”) allege, among other things, that the Defendants made false and misleading statements in violation of the federal securities laws regarding the impact of the documentary Blackfish on SeaWorld’s business.  The complaint further alleges that such statements were made to induce Plaintiffs to purchase common stock of the Company at artificially-inflated prices and that Plaintiffs suffered investment losses as a result.  The Plaintiffs are seeking unspecified compensatory damages and other relief.  On October 19, 2018, Defendants filed a motion for the partial dismissal of the Plaintiffs’ complaint. On February 7, 2019, the Court granted Defendants’ motion, which leave to amend.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

Shareholder Derivative Lawsuit

On December 8, 2014, a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437, was filed in the Court of Chancery in the State of Delaware against, among others, the Chairman of the Company’s Board, certain of the Company’s executive officers, directors and shareholders, and Blackstone.  The Company is a “Nominal Defendant” in the lawsuit.

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

Consumer Lawsuit

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc. Civil Case No. 15-cv-02172-JSW, (the “Anderson Matter”).  The putative class consisted of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  The complaint (as amended) alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its orcas, resulting in confusion or misunderstanding among ticket and orca plush purchasers with intent to deceive and mislead the plaintiffs and purported class members.  The complaint seeks actual damages, equitable relief, attorneys’ fees and costs.  Based on plaintiffs’ definition of the class, the amount in controversy could have exceeded $5.0 million assuming the class became certified.  The liability exposure is speculative though.  On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California.

The Company filed a motion for summary judgment on October 30, 2017 which the Court granted in part and denied in part.  On May 23, 2018, the plaintiffs represented to the Court that they will not file a motion for class certification.  The case is no longer a class action.  All three named plaintiffs continue to have claims for individual restitution in a nominal amount and injunctive relief. Trial is currently scheduled for October 2019.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

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

In April 2018, the Company reached a preliminary agreement in principle to settle this matter for a payment of $11.5 million, plus certain administrative costs and expenses associated with the proposed settlement.  The proposed settlement is still subject to further documentation and court approval. The Company has accrued $11.5 million and $3.4 million related to this proposed settlement in other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2018 and 2017, respectively.

Other Matters

The Company is a party to various other claims and legal proceedings arising in the normal course of business. In addition, from time to time the Company is subject to audits, inspections and investigations by, or receives requests for information from, various federal and state regulatory agencies, including, but not limited to, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”), the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), the California Occupational Safety and Health Administration (“Cal-OSHA”), the Florida Fish & Wildlife Commission (“FWC”), the Equal Employment Opportunity Commission (“EEOC”), the Internal Revenue Service (“IRS”) the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”).

In September 2018, the Company reached a settlement with the SEC relating to a previously disclosed SEC investigation. In connection with the settlement, without admitting or denying the substantive allegations in the SEC’s complaint, the Company agreed to the entry of a final judgment ordering the Company to pay a civil penalty of $4.0 million and enjoining the Company from violation of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder. The settlement was approved by the U.S. District Court for the Southern District of New York on September 24, 2018.  The settlement is recorded in selling, general and administrative expenses for the year ended December 31, 2018 in the Company’s consolidated statements of comprehensive income (loss). On December 11, 2018, the DOJ informed the Company that it does not intend to take any action against the Company or any individuals in connection with the investigation previously disclosed by the Company concerning disclosures and public statements made by the Company and certain individuals on or before August 2014 and trading in the Company’s securities.  The Company considers the DOJ matter concluded.

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

San Diego Hotel Project

On January 22, 2018, the Company and Evans Hotel entered into a Limited Liability Company Agreement to develop, own and operate a hotel project (the “San Diego Hotel Project”) to be located on land that the Company leases from the City of San Diego.  In September 2018, the Company elected not to proceed with the San Diego Hotel Project and terminated the agreement.  As a result, the Company recorded a loss of approximately $2.8 million primarily related to expenses incurred and fees associated with termination of the agreement, which was recorded in operating expenses in the year ended December 31, 2018 in the accompanying consolidated statements of comprehensive income (loss).

16. FAIR VALUE MEASUREMENTS

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. See Note 13-Derivative Instruments and Hedging Activities.  Of the Company’s long-term obligations, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of December 31, 2018 and the Term B-2 and Term B-5 Loans were classified in Level 2 of the fair value hierarchy as of December 31, 2017. The fair value of the term loans as of December 31, 2018 and 2017 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. See Note 12–Long-Term Debt.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2018. The following table presents the Company’s estimated fair value measurements and related classifications for assets and liabilities measured on a recurring basis as of December 31, 2018:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2018
Assets:	(In thousands)
Derivative financial instruments (a)	$—	$3,109	$—	$3,109
Liabilities:
Long-term obligations (b)	$—	$1,553,389	$—	$1,553,389

(a)	Reflected at fair value in the consolidated balance sheet as other assets of $3.1 million as of December 31, 2018.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $45.5 million and long-term debt of $1.495 billion as of December 31, 2018.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2017. The Company did not have any assets measured on a recurring basis at fair value at December 31, 2017. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2017:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2017
Liabilities:	(In thousands)
Derivative financial instruments (a)	$—	$8,455	$—	$8,455
Long-term obligations (b)	$—	$1,560,046	$—	$1,560,046

(a)	Reflected at fair value in the consolidated balance sheet as other liabilities of $8.5 million as of December 31, 2017.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $38.7 million and long-term debt of $1.504 billion as of December 31, 2017.

17.  RELATED-PARTY TRANSACTIONS

ZHG Agreements

As discussed in Note 4–Revenues, in March 2017, the Company entered into the ZHG Agreements.  In exchange for providing services under the ZHG Agreements, the Company is expected to receive fees as well as a travel stipend per year through 2019.  The Company recognizes revenue under the ZHG Agreements on a straight line basis over the contractual term of the agreements.  Revenue recognized in the year ended December 31, 2018 and 2017 was approximately $5.1 million and $3.9 million, respectively, related to these agreements which is included in food, merchandise and other revenue in the accompanying consolidated statements of comprehensive income (loss). As of December 31, 2018, a receivable related to the ZHG Agreements of approximately $1.5 million was included in accounts receivable in the accompanying consolidated balance sheet.

In connection with the ZHG Transaction as discussed in Note 1–Description of the Business, which closed on May 8, 2017, Sellers reimbursed the Company for approximately $4.0 million of related costs and expenses incurred by the Company during the year ended December 31, 2017.

Hill Path Capital LP Agreements

On November 5, 2017, the Company and Hill Path Capital LP (“Hill Path”) entered into a Cooperation Agreement (the “Cooperation Agreement”) and certain related agreements. Under the terms of the Cooperation Agreement, the Company paid Hill Path $0.5 million during the fourth quarter of 2017 to reimburse for fees and expenses incurred in connection with the negotiation and execution of the Cooperation Agreement.  Pursuant to the Cooperation Agreement, on November 5, 2017, the Board appointed a designee from Hill Path (the “Designee”) to the Board and the Revenue Committee, immediately following the execution of the Cooperation Agreement.

On November 5, 2017, the Company also entered into an Undertaking Agreement (the “Undertaking Agreement”) which permits the Designee to provide information to certain personnel of Hill Path and certain of Hill Path’s advisors as described therein. The undertakings of Hill Path and the Designee pursuant to the Undertaking Agreement are effective for 12 months following the date on which there is no director serving on the Board who is designated by Hill Path. The Company also entered into a side letter with Hill Path that provides, if it obtains any requisite Board approval or the consent of SunWise (UK) Co. LTD (“ZHG”), the Company will execute and deliver to Hill Path a form of registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement provided that, following the date that is one day after the expiration of the Company’s advance notice period for the nomination of directors at the 2018 Annual Meeting and provided that Hill Path has not submitted any nominations for the election of directors in accordance with the Company’s advance notice period as set forth in the Company’s Second Amended and Restated Bylaws, the Hill Path entities will have limited shelf registration rights with respect to their common stock (including certain demand underwritten offering rights and piggyback registration rights). The Registration Rights Agreement also will require the Company to pay certain expenses relating to such registration and indemnify the Hill Path entities against certain liabilities under the Securities Act of 1933, as amended.

18. RETIREMENT PLAN

The Company sponsors a defined contribution plan, under Section 401(k) of the Internal Revenue Code. The plan is a qualified automatic contributions arrangement, which automatically enrolls employees, once eligible, unless they opt out. The Company makes matching cash contributions subject to certain restrictions, structured as a 100% match on the first 1% contributed by the employee and a 50% match on the next 5% contributed by the employee. Employer matching contributions for the years ended December 31,

2018, 2017 and 2016, totaled $7.6 million, $7.9 million and $8.5 million, respectively, and is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of comprehensive income (loss).

19. EQUITY-BASED COMPENSATION

Equity compensation is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of comprehensive income (loss).  Total equity compensation expense was $22.2 million, $23.2 million and $37.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Equity compensation expense for the year ended December 31, 2018, includes approximately $5.5 million related to equity awards which were accelerated to vest in connection with the departure of certain executives as required by their respective employment agreements (see Note 21–Restructuring Programs and Other Separation Costs for further details). Equity compensation expense for the years ended December 31, 2017 and 2016, includes approximately $8.4 million and $27.5 million, respectively, related to certain of the Company’s performance-vesting restricted shares (see the 2.25x and 2.75x Performance Restricted shares section which follows for further details).  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of December 31, 2018 was approximately $18.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.

The total fair value of shares which vested during the years ended December 31, 2018, 2017 and 2016 was approximately $12.1 million, $13.8 million and $32.2 million, respectively. The weighted average grant date fair value per share of time-vesting and performance-vesting restricted awards granted during the years ended December 31, 2018, 2017 and 2016 were $15.40, $17.71 and $17.20 per share, respectively.

The activity related to the Company’s time-vesting and performance-vesting restricted awards during the year ended December 31, 2018 was as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards		2.75x Performance Restricted shares
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2017	1,852,512	$17.09	805,245	$18.09	864,572	$18.50	616,793	$3.56
Granted	354,410	$17.52	732,747	$14.97	1,171,733	$15.04	—	$—
Vested	(647,415)	$16.47	(69,221)	$18.07	(9,010)	$18.79	—	$—
Forfeited	(657,803)	$17.60	(908,061)	$17.44	(871,809)	$17.39	(616,793)	$3.56
Outstanding at December 31, 2018	901,704	$17.34	560,710	$15.06	1,155,486	$15.82	—	$—

The total intrinsic value of stock options exercised during the year ended December 31, 2018 was approximately $1.7 million.  The total intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 was immaterial.  The activity related to the Company’s stock option awards during the year ended December 31, 2018 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,923,448	$18.78
Forfeited	(429,992)	$18.00
Expired	(1,493,902)	$19.46
Exercised	(234,977)	$18.23
Outstanding at December 31, 2018	764,577	$18.05	6.82	$3,087
Exercisable at December 31, 2018	435,825	$18.16	6.72	$1,711

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Company’s Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 9,770,000 are available for future issuance as of December 31, 2018.

Bonus Performance Restricted Shares

The annual bonus plan for 2018 (the “2018 Bonus Plan”) provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, as defined by the 2018 Bonus Plan, with respect to the year ended December 31, 2018 (the “Fiscal 2018”).  The total number of shares eligible to vest is based on the level of achievement of the targets for Fiscal 2018 which ranges from 0% (if below threshold performance) and up to 150% (at or above maximum performance).  Bonus Performance Restricted Units representing the total units that could be earned under the maximum performance level of achievement were granted during the year ended December 31, 2018.

In accordance with ASC 718, Compensation-Stock Compensation, equity compensation expense is recorded on shares probable of vesting. Based on the Company’s actual Fiscal 2018 results with respect to specific performance goals, a portion of the outstanding Bonus Performance Restricted awards were considered probable of vesting as of December 31, 2018; therefore, equity compensation expense has been recorded related to these awards. These awards are expected to vest in the first quarter of 2019, with the remainder forfeiting in accordance with their terms.

The Company also had an annual bonus plan for the year ended December 31, 2017 (the “Fiscal 2017”), under which certain employees were eligible to vest in performance-vesting restricted shares (the “2017 Bonus Performance Restricted Shares”) based upon the Company’s achievement of specified performance goals with respect to Fiscal 2017. Based on the Company’s actual Fiscal 2017 results, approximately 69,000 of these 2017 Bonus Performance Restricted Shares vested in the year ended December 31, 2018 and the remainder forfeited in accordance with their terms.

2018 Long-Term Incentive Awards

The long-term incentive plan grants for 2018 (the “2018 Long-Term Incentive Grant”) were comprised of time-vesting restricted units (the “Long-Term Incentive Time Restricted Units”) and performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

Long-Term Incentive Time Restricted Units

Long-Term Incentive Time Restricted Units granted in 2018 largely vest over three years, with one-third vesting on each anniversary of the date of grant, subject to continued employment through the applicable vesting date. Other Long-Term Incentive Time Restricted Units vest on the third anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these units is recognized using the straight line method over the three-year vesting period.

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units granted in 2018 are expected to vest following the end of the three-year performance period beginning on January 1, 2018 and ending on December 31, 2020 (the “Fiscal 2020”) based upon the Company’s achievement of specified performance goals for Fiscal 2020, as defined by the 2018 Long-Term Incentive Grant. The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) and up to 200% (for at or above maximum performance). Long-Term Incentive Performance Restricted Units representing the total units that could be earned under the maximum performance level of achievement were granted during the year ended December 31, 2018.

The 2018 Long-Term Incentive Grant provides additional incentive for early achievement of the target as follows: if the Company’s Fiscal 2020 target was achieved in 2018, 30% of target Long-Term Incentive Performance Restricted Units would have been earned and delivered in 2019; if the Company’s Fiscal 2020 target is achieved in 2019, 20% of target Long-Term Incentive Performance Restricted Units will be earned and delivered in 2020, in each case subject to the overall maximum award of 200% of target.

Other Long-Term Incentive Awards

The Company also has outstanding time-vesting restricted shares (the “Long-Term Incentive Time Restricted Shares”), performance-vesting restricted shares (the “Long-Term Incentive Performance Restricted Shares”) and nonqualified stock options (the “Long-Term Incentive Options”) granted under previous long-term incentive plan grants.

Long-Term Incentive Time Restricted Shares

For certain executives, the Long-Term Incentive Time Restricted Shares vest over five years, with one-third vesting on each of the third, fourth and fifth anniversaries of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these shares is recognized using the straight line method with one-third recognized over the initial three year vesting period and the remaining two-thirds recognized over the remaining vesting period.  For other employees, the Long-Term Incentive Time Restricted Shares vest over three years, with all of the shares vesting on the third anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these shares is recognized using the straight line method over the three year vesting period.  Other Long-Term Incentive Time Restricted Shares vest ratably over four years or three years from the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense is recognized using the straight line method over the respective vesting period.

Long-Term Incentive Performance Restricted Shares

During the year ended December 31, 2018, a portion of the previously granted Long-Term Incentive Performance Restricted Shares related to completed performance periods vested, with the remainder forfeiting in accordance with their terms.  The remaining outstanding Long-Term Incentive Performance Restricted Shares related to future performance periods are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

Long-Term Incentive Performance Restricted Shares granted under the 2017 long-term incentive plan (the “2017 Long-Term Incentive Plan’) are expected to vest following the end of the three year performance period beginning on January 1, 2017 and ending on December 31, 2019, based upon the Company’s achievement of pre-established performance goals. As of December 31, 2018, the Company had granted approximately 210,000 Long-Term Incentive Performance Restricted Shares, net of forfeitures, related to the 2017 Long-Term Incentive Plan which represented the total shares that could be earned under the maximum performance level of achievement.  Equity compensation expense is recognized ratably over the three year performance period, if the performance condition is probable of being achieved.

Long-Term Incentive Performance Restricted Shares granted under the 2016 long-term incentive plan (the “2016 Long-Term Incentive Plan”) were expected to vest following the end of a three year performance period ending on December 31, 2018 based upon the Company’s achievement of certain performance goals for each respective fiscal year performance period, established at the beginning of each period. As such, since the performance goal for the 2018 performance period was established in the first quarter of 2018, for accounting purposes, approximately 100,500 of the Long-Term Incentive Performance Restricted Shares awarded under the 2016 Long-Term Incentive Plan, net of forfeitures, have a grant date in 2018. As of December 31, 2018, the Company had outstanding approximately 99,200 Long-Term Incentive Performance Restricted Shares, net of forfeitures, under the 2016 Long-Term Incentive Plan, which represents the total shares that could be earned under the maximum performance level of achievement for all three performance periods combined. Based on the Company’s actual results for 2018, a portion of the shares are expected to vest in the first quarter of 2019, with the remainder forfeiting in accordance with their terms.

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, equity compensation expense includes approximately $10.3 million related to all performance-vesting restricted awards in the year ended December 31, 2018.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.  Total unrecognized equity compensation expense for all outstanding performance-vesting restricted awards not probable of vesting was approximately $8.6 million as of December 31, 2018.

Long-Term Incentive Options

Long-Term Incentive Options granted under previous long-term incentive plans vest ratably over four years from the date of grant (25% per year), subject to continued employment through the applicable vesting date and will expire 10 years from the date of grant or earlier if the employee’s service terminates. The Long-Term Incentive Options have an exercise price per share equal to the closing price of the Company’s common stock on the date of grant. Equity compensation expense is recognized using the straight line method for each tranche over the four year vesting period.  Upon stock option exercises, new shares are issued by the Company.

Other

Deferred Stock Units

During the year ended December 31, 2018, the Company granted approximately 46,000 deferred stock units (“DSUs”) to certain members of its Board of Directors (the “Board”) which will vest one year from the date of grant. Each DSU represents the right to receive one share of the Company’s common stock one year after the respective director leaves the Board.

2.25x and 2.75x Performance Restricted Shares

The Company had awarded under its previous incentive plans certain performance-vesting restricted shares (the “2.25x and 2.75x Performance Restricted shares”).  During the first quarter of 2017, the Company modified certain 2.75x Performance Restricted shares to vest 60% upon the closing of the ZHG Transaction on May 8, 2017 (see Note 1–Description of the Business and Note 17–Related-Party Transactions).  The remaining outstanding unvested 2.75x Performance Restricted shares continued to be eligible to vest in accordance with their terms if the Seller had received additional proceeds from ZHG sufficient to satisfy a 2.75x cumulative return multiple in the twelve month period following the closing of the ZHG Transaction.  The period expired on May 8, 2018; as such, these shares forfeited in the second quarter of 2018.

As the modification discussed above was based on a liquidity event, for accounting purposes, the 2.75x Performance Restricted shares were not considered probable of vesting until such time the ZHG Transaction was consummated.  In accordance with the guidance in ASC 718, Compensation-Stock Compensation, as the 2.75x Performance Restricted shares were not considered probable of vesting before or after the date of modification, the Company used the respective modification date fair value to record equity compensation expense related to the modified shares when the liquidity event occurred. As a result, during the year ended December 31, 2017, the Company recognized non-cash equity compensation expense related to all of the 2.75x Performance Restricted shares of approximately $8.4 million and paid cash accumulated dividends of approximately $1.3 million.

During the year ended December 31, 2016, based on cash proceeds previously received by certain investment funds affiliated with Blackstone from the Company’s initial public offering and subsequent secondary offerings of stock, the Company’s repurchases of shares and the cumulative dividends paid by the Company, the vesting conditions on the Company’s previously outstanding 2.25x Performance Restricted shares were satisfied. As a result, during the year ended December 31, 2016, the 2.25x Performance Restricted shares vested, and the Company recognized non-cash equity compensation expense related to all of the 2.25x Performance Restricted shares of approximately $27.5 million and paid accumulated dividends of approximately $3.4 million.

20.  STOCKHOLDERS’ EQUITY

As of December 31, 2018, 93,400,929 shares of common stock were issued in the accompanying consolidated balance sheet, which includes 10,174,589 shares of treasury stock held by the Company (see Share Repurchase Program discussion below), but excludes 920,904 unvested shares of common stock and 1,696,996 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 19–Equity-Based Compensation).

Share Repurchase Program

The Board previously authorized the repurchase of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time.

During the year ended December 31, 2018, the Company repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million, leaving approximately $92.0 million available under the Share Repurchase Program as of December 31, 2018.  On February 22, 2019, the Company’s Board of Directors approved a replenishment to its Share Repurchase Program of $158.0 million, bringing the total amount authorized for future share repurchases to $250.0 million.  The number of shares to be purchased and the timing of purchases will be based on the Company’s trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.  No shares were repurchased by the Company during the years ended December 31, 2017 and 2016.

All shares repurchased pursuant to the Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $252.9 million and $154.9 million as of December 31, 2018 and 2017, respectively, and are reflected as a reduction to stockholders’ equity in the accompanying consolidated statements of changes in stockholders’ equity.

Dividends

In 2016, the Board suspended the Company’s then existing quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, investments in new attractions, debt repayments or share repurchases. During the year ended December 31, 2016, the Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

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

As of December 31, 2018 and 2017, the Company had approximately $0.1 million and $0.5 million of cash dividends payable recorded in other accrued liabilities in the accompanying consolidated balance sheets, which relate to accumulated dividends on unvested time restricted shares and unvested performance restricted shares with a performance condition considered probable of being achieved. These shares, which were granted prior to the dividend suspension, carry dividend rights and therefore the dividends accumulated and will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest. Previous dividend declarations on all performance-vesting restricted share awards accumulate and are paid only if the performance conditions are met and the respective shares vest in accordance with their terms.

For the years ended December 31, 2018 and 2017, dividends paid in the accompanying consolidated statements of cash flows primarily relate to shares that carried dividend rights which vested during the respective year. For the year ended December 31, 2016, dividends paid to stockholders were $65.3 million and primarily related to dividend declarations declared prior to the dividend suspension. For tax purposes, all of the 2016 dividends were treated as a return of capital to stockholders.  Distributions that qualify as a return of capital are not considered “dividends” for tax purposes only.

21. RESTRUCTURING PROGRAMS AND OTHER SEPARATION COSTS

Restructuring Programs

In August 2018, the Company announced a new restructuring program (the “2018 Restructuring Program”) focused on reducing costs, improving operating margins and streamlining its management structure to create efficiencies and better align with its strategic business objectives.  The 2018 Restructuring Program involved the elimination of approximately 125 positions during the third quarter of 2018 across the Company’s theme parks and its corporate headquarters. As a result, during the year ended December 31, 2018, the Company recorded approximately $5.5 million in pre-tax restructuring charges primarily related to severance and other termination benefits, which is included in restructuring and other separation costs in the accompanying consolidated statements of comprehensive income (loss). The Company will not incur any additional costs associated with the 2018 Restructuring Program as all continuing service obligations were completed as of December 31, 2018.

In October 2017 and December 2016, the Company executed two separate restructuring programs in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2017 Restructuring Program” and the “2016 Restructuring Program”, respectively). The 2017 Restructuring Program involved the elimination of approximately 350 positions by the end of the fourth quarter of 2017 across certain of the Company’s theme parks and corporate headquarters. The 2016 Restructuring Program involved the elimination of approximately 320 positions across all of the Company’s theme parks and corporate headquarters.  As a result, during the years ended December 31, 2017 and 2016, the Company recorded approximately $5.2 million and $8.9 million, respectively, in pre-tax restructuring charges primarily related to severance and other termination benefits, which is included in restructuring and other separation costs in the accompanying consolidated statements of comprehensive income (loss).  The Company will not incur any additional costs associated with the 2017 or the 2016 Restructuring Programs as all continuing service obligations were completed as of December 31, 2017 and 2016, respectively.

Liabilities related to the 2018, 2017 and 2016 Restructuring Programs as of December 31, 2018 and 2017 are included in accrued salaries, wages and benefits in the accompanying consolidated balance sheets.  The 2018, 2017 and 2016 Restructuring Program activity for the years ended December 31, 2018, 2017 and 2016 was as follows:

Severance and Other Employment Expenses	2016 Restructuring Program	2017 Restructuring Program	2018 Restructuring Program	Total
	(In thousands)
Liability as of December 31, 2016	$7,842	$—	$—	$7,842
Costs incurred	—	5,200	—	5,200
Reduction in estimated expenses	(572)	—	—	(572)
Payments made	(7,270)	(3,966)	—	(11,236)
Liability as of December 31, 2017	$—	$1,234	$—	$1,234
Costs incurred	—	—	5,548	5,548
Payments made	—	(1,234)	(5,011)	(6,245)
Liability as of December 31, 2018	$—	$—	$537	$537

The remaining liability as of December 31, 2018 primarily relates to restructuring and other separation costs to be paid as contractually obligated by December 31, 2019 and is included in accrued salaries, wages and benefits in the accompanying consolidated balance sheet.

Other Separation Costs

Restructuring and other separation costs for the year ended December 31, 2018 also includes severance and other employment expenses for other positions not part of a larger restructuring program and includes certain executives who stepped down from their respective positions during 2018.  In particular, on February 27, 2018, the Company announced that its President and Chief Executive Officer (the “Former CEO”) had stepped down from his position and resigned as a member of the Board. In connection with his departure, the Former CEO received a lump sum cash payment of approximately $6.7 million in severance-related benefits, in accordance with his employment agreement.  Certain other executives who separated from the Company during the first half of 2018 also received severance-related benefits of approximately $3.8 million in accordance with the terms of their respective employment agreements or relevant company plan, as applicable.  These severance expenses are included in restructuring and other separation costs in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2018.

Additionally, during the year ended December 31, 2018, certain equity awards were accelerated to vest in connection with the departure of specific executives as required by their respective employment agreements. As a result, the Company recorded incremental non-cash equity compensation expense related to these awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).  See Note 19–Equity-Based Compensation for further details.

22. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summary quarterly financial data for the years ended December 31, 2018 and 2017 was as follows:

	2018
	First	Second	Third	Fourth
	Quarter (a)	Quarter (b)	Quarter (c)	Quarter (d)
	(Unaudited, in thousands, except per share amounts)
Total revenues	$217,166	$391,921	$483,175	$280,028
Operating (loss) income	$(66,147)	$55,210	$151,730	$10,874
Net (loss) income	$(62,844)	$22,697	$95,988	$(11,053)
(Loss) earnings per share:
(Loss) earnings per share, basic	$(0.73)	$0.26	$1.11	$(0.13)
(Loss) earnings per share, diluted	$(0.73)	$0.26	$1.10	$(0.13)

	2017
	First	Second	Third	Fourth
	Quarter (e)	Quarter (f)	Quarter (g)	Quarter
	(Unaudited, in thousands, except per share amounts)
Total revenues	$186,357	$373,750	$437,712	$265,505
Operating (loss) income	$(76,735)	$(222,564)	$108,822	$(10,886)
Net (loss) income	$(61,129)	$(175,850)	$55,034	$(20,441)
(Loss) earnings per share:
(Loss) earnings per share, basic	$(0.72)	$(2.05)	$0.64	$(0.24)
(Loss) earnings per share, diluted	$(0.72)	$(2.05)	$0.64	$(0.24)

(a)

During the first quarter of 2018, the Company recorded $21.5 million of pre-tax expenses associated with separation-related costs and a legal settlement accrual.  See Note 15–Commitments and Contingencies and Note 21–Restructuring Programs and Other Separation Costs for further details.

(b)

During the second quarter of 2018, the Company recorded $8.7 million of pre-tax expenses associated with separation-related costs and a legal settlement accrual.  See Note 15–Commitments and Contingencies and Note 21–Restructuring Programs and Other Separation Costs for further details. The Company also recorded approximately $4.5 million in fixed asset disposals associated with certain rides and equipment which were removed from service during the quarter. See Note 8–Property and Equipment, Net for further details.

(c)

During the third quarter of 2018, the Company recorded $3.9 million in restructuring and other separation costs primarily related to severance costs and other termination benefits. See Note 21–Restructuring Programs and Other Separation Costs for further details. The Company also recorded approximately $3.8 million in fixed asset disposals associated with certain rides and equipment which were removed from service during the quarter. See Note 8–Property and Equipment, Net for further details.

(d)

During the fourth quarter of 2018, the Company recorded a loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $8.2 million related the Amended Credit Agreement. See Note 12–Long-Term Debt for further details.

The Company also recorded approximately $2.5 million in fixed asset disposals associated with certain rides and equipment which were removed from service during the quarter. See Note 8–Property and Equipment, Net for further details.

(e)

During the first quarter of 2017, the Company recorded a loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $8.0 million related to Amendment No. 8 to its Existing Credit Agreement.  See Note 12–Long-Term Debt for further details.

(f)

During the second quarter of 2017, the Company recorded a non-cash goodwill impairment charge of $269.3 million related to the full impairment of the Company’s SeaWorld Orlando reporting unit and equity compensation expense of approximately $8.4 million related to certain of the Company’s performance-vesting restricted shares (the “2.75x Performance Restricted shares”) for which a portion vested on May 8, 2017 with the closing of the ZHG Transaction.  See Note 9–Goodwill, Net and Note 19–Equity-Based Compensation for further details.

(g)

During the third quarter of 2017, the Company recorded $5.1 million in restructuring and other separation costs primarily related to severance costs and other termination benefits. See Note 21–Restructuring Programs and Other Separation Costs for further details.

Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks are only open for a portion of the year.

Schedule I-Registrant’s Condensed Financial Statements

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2018	2017
Assets
Current Assets:
Cash	$136	$470
Total current assets	136	470
Investment in wholly owned subsidiary	265,194	287,466
Total assets	$265,330	$287,936
Liabilities and Stockholders' Equity
Current Liabilities:
Dividends payable	$84	$470
Other accrued liabilities	52	—
Total current liabilities	136	470
Total liabilities	136	470
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 93,400,929 and 92,637,403 shares issued at December 31, 2018 and 2017, respectively	934	926
Additional paid-in capital	663,834	641,324
Accumulated other comprehensive gain (loss)	2,284	(5,076)
Accumulated deficit	(148,955)	(194,837)
Treasury stock, at cost (10,174,589 and 6,519,773 shares at December 31, 2018 and 2017, respectively)	(252,903)	(154,871)
Total stockholders' equity	265,194	287,466
Total liabilities and stockholders' equity	$265,330	$287,936

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Equity in net income (loss) of subsidiary	$44,788	$(202,386)	$(12,531)
Net income (loss)	$44,788	$(202,386)	$(12,531)
Equity in other comprehensive income (loss) of subsidiary	8,454	8,618	(557)
Comprehensive income (loss)	$53,242	$(193,768)	$(13,088)

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)
	For the Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$44,788	$(202,386)	$(12,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiary	(44,788)	202,386	12,531
Dividends (forfeited) received from subsidiary-return on capital, net of forfeitures	—	(31)	26,412
Net cash (used in) provided by operating activities	—	(31)	26,412
Cash Flows From Investing Activities:
Dividends (forfeited) received from subsidiary- return of capital, net of forfeitures	(61)	1,137	39,372
Capital contributed to subsidiary from exercises of stock options	(4,230)	—	—
Net cash (used in) provided by investing activities	(4,291)	1,137	39,372
Cash Flows From Financing Activities:
Exercise of stock options	4,282	—	—
Dividends paid to common stockholders	(325)	(1,544)	(65,306)
Net cash provided by (used in) financing activities	3,957	(1,544)	(65,306)
Change in Cash and Cash Equivalents	(334)	(438)	478
Cash and Cash Equivalents - Beginning of year	470	908	430
Cash and Cash Equivalents - End of year	$136	$470	$908

Supplemental Disclosures of Noncash Financing Activities
Dividends from subsidiary- return of capital, for purchase of treasury stock	$98,032	$—	$—
Dividends declared, but unpaid	$84	$470	$908

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

1. DESCRIPTION OF SEAWORLD ENTERTAINMENT, INC.

SeaWorld Entertainment, Inc. (the “Parent”) was incorporated in Delaware on October 2, 2009. At that time, the Parent was owned by ten limited partnerships, ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.  On May 8, 2017 an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), Sun Wise (UK) Co., LTD (“ZHG”) acquired approximately 21% of the then outstanding shares of common stock of the Parent (the “ZHG Transaction”) from Blackstone.  Subsequent to the ZHG Transaction, Blackstone did not own any remaining shares of the Company.

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

On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment No. 8”) to its existing credit agreement and borrowed additional term loans of which the proceeds, along with cash on hand, were used to redeem all of the Term B-3 loans and a portion of the outstanding principal of the Term B-2 loans.  Additionally, on October 31, 2018, SEA entered into another refinancing amendment, Amendment No. 9 (the “Amended Credit Agreement”), to its Existing Credit Agreement.  In connection with the Amended Credit Agreement, SEA borrowed additional term loans (the “Additional Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-2 Loans.  Additionally, pursuant to the Amended Credit Agreement, SEA terminated the existing revolving credit commitments and replaced them with a new tranche of revolving credit commitments (the “New Revolving Credit Facility”).  See further discussion in Note 12–Long-Term Debt of the accompanying consolidated financial statements.

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

4. DIVIDENDS FROM SUBSIDIARY

In 2016, SEA’s Board of Directors (the “Board”) had a policy to pay, subject to legally available funds, regular quarterly cash dividends to the Parent (defined as a restricted payment in the Senior Secured Credit Facilities) and the Parent’s Board had a policy to pay regular quarterly cash dividends to its stockholders.  Subsequent to the September 19, 2016 dividend declaration, both SEA’s Board and the Parent’s Board suspended the quarterly dividend policy to allow greater flexibility to deploy capital, when possible, to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, investments in new attractions, debt repayments or share repurchases. SEA paid a cash dividend to the Parent during the year ended December 31, 2016 related to dividend declarations as follows:

Payment Date	Cash Dividends Paid
(In Thousands)
January 22, 2016	$17,808
April 1, 2016(a)	$21,269
July 1, 2016(a)	$18,176
October 7, 2016	$8,647

(a)As SEA had an accumulated deficit at the time these dividends were declared to the Parent, these dividends were accounted for as a return of capital by the Parent.  The remaining dividends from SEA have been reflected as a return on capital in the accompanying parent company only financial statements.

During the year ended December 31, 2016, the Parent’s Board declared or paid quarterly cash dividends to all common stockholders of record as follows:

Record Date	Payment Date	Cash Dividend Per Common Share
January 15, 2016	January 22, 2016	$0.21
March 14, 2016	April 1, 2016	$0.21
June 20, 2016	July 1, 2016	$0.21
September 29, 2016	October 7, 2016	$0.10

As of December 31, 2018 and 2017, the Parent had $0.1 million and $0.5 million of cash dividends payable included in dividends payable in the accompanying condensed balance sheet, which relates to accumulated dividend on unvested restricted shares in SEA’s equity compensation plan.  These shares, which were granted prior to the dividend suspension, carry dividend rights and therefore dividends accumulate and will be paid as the shares vest in accordance with the underlying equity compensation grants.  These dividend rights will be forfeited if the shares do not vest.  See Note 20–Stockholders’ Equity of the accompanying consolidated financial statements for further discussion.

During the year ended December 31, 2018, SEA paid dividends to the Parent of approximately $98.0 million.  The dividends were in the form of payments that SEA made for share repurchases at the Parent level (see Note 5–Stockholders’ Equity which follows).

During the years ended December 31, 2018 and 2017, Parent paid accumulated dividends, net of forfeitures, related to shares that carried dividend rights which vested during the respective year. For the year ended December 31, 2016, dividends paid to stockholders were $65.3 million and primarily related to dividend declarations declared prior to the dividend suspension.

5. STOCKHOLDERS’ EQUITY

Omnibus Incentive Plan

The Parent has reserved 15,000,000 shares of common stock for future issuance under the Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 9,770,000 are available for future issuance as of December 31, 2018.

The Omnibus Incentive Plan is administered by the compensation committee of the Parent’s Board, and provides that the Parent may grant equity incentive awards to eligible employees, directors, consultants or advisors of the Parent or its subsidiary, SEA, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards. If an award under the Omnibus Incentive Plan expires or is canceled, forfeited, or terminated, without issuance to the participant, the unissued shares may be granted again under the Omnibus Incentive Plan. See further discussion in Note 19–Equity-Based Compensation of the accompanying consolidated financial statements.

During the year ended December 31, 2018, Parent transferred approximately $4.2 million in proceeds received from the exercise of stock options to SEA as a capital contribution and increased its investment in SEA.

Share Repurchase Program

The Parent’s Board previously authorized the repurchase of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Parent is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time.

During the year ended December 31, 2018, the Parent repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million, leaving $92.0 million available under the Share Repurchase Program as of December 31, 2018. On February 22, 2019, the Parent’s Board authorized a replenishment to its Share Repurchase Program of $158.0 million, bringing the total amount authorized for future share repurchases to $250.0 million.  The number of shares to be purchased and the timing of purchases will be based on the Parent’s trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.  There were no share repurchases during the years ended December 31, 2017 and 2016.

All shares repurchased pursuant to the Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $252.9 million and $154.9 million as of the years ended December 31, 2018 and 2017, respectively, and are reflected as a reduction to stockholders’ equity in the accompanying condensed balance sheets.