Form 10-Q
period 2019-03-31
SeaWorld Entertainment, Inc.
filed 2019-05-08
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had outstanding 84,198,886 shares of Common Stock, par value $0.01 per share as of May 3, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SEAS	New York Stock Exchange

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of federal securities laws. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” “targeted,” “goal” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

•

complex federal and state regulations governing the treatment of animals, which can change, and claims and lawsuits and attempts to generate negative publicity associated with our business by activist groups;

•	activist and other third-party groups and/or media can pressure governmental agencies, vendors, partners, and/or regulators, bring actions in the courts or create negative publicity about us;
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

•	seasonal fluctuations in operating results;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	increased labor costs and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	loss of key personnel;
•	unionization activities or labor disputes;
•	inability to meet workforce needs;
•	inability to realize the benefits of developments, restructurings, acquisitions or other strategic initiatives, and the impact of the costs associated with such activities;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	inability to retain our current credit ratings;
•	our substantial leverage;

•	changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions;
•	inadequate insurance coverage;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses, including by legislation at federal, state or local levels;
•	delays, restrictions or inability to obtain or maintain permits;
•	financial distress of strategic partners or other counterparties;
•	changes to immigration, foreign trade, investments or other policies;
•	inability to realize the full value of our intangible assets;
•	changes in tax laws;
•	tariffs or other trade restrictions;
•	actions of activist stockholders;
•	the ability of Hill Path Capital LP or other large stockholders to significantly influence our decisions;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$51,860	$34,073
Accounts receivable, net	58,692	57,980
Inventories	42,724	35,814
Prepaid expenses and other current assets	19,567	18,700
Total current assets	172,843	146,567
Property and equipment, at cost	3,116,688	3,057,038
Accumulated depreciation	(1,399,115)	(1,365,006)
Property and equipment, net	1,717,573	1,692,032
Goodwill, net	66,278	66,278
Trade names/trademarks, net	157,975	158,343
Other intangible assets, net	120	14,120
Right of use assets-operating	145,807	—
Deferred tax assets, net	30,177	23,527
Other assets, net	15,421	14,735
Total assets	$2,306,194	$2,115,602
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$140,567	$120,024
Current maturities of long-term debt	80,505	45,505
Operating lease obligations	4,118	—
Accrued salaries, wages and benefits	19,228	20,966
Deferred revenue	151,253	101,110
Other accrued liabilities	29,065	23,066
Total current liabilities	424,736	310,671
Long-term debt, net of debt issuance costs of $6,206 and $6,641 as of March 31, 2019 and December 31, 2018, respectively	1,491,702	1,494,679
Long-term operating lease obligations	128,119	—
Deferred tax liabilities, net	—	10,711
Other liabilities	35,217	34,347
Total liabilities	2,079,774	1,850,408
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 93,748,617 and 93,400,929 shares issued at March 31, 2019 and December 31, 2018, respectively	937	934
Additional paid-in capital	664,141	663,834
Accumulated other comprehensive income	220	2,284
Accumulated deficit	(185,975)	(148,955)
Treasury stock, at cost (10,174,589 shares at March 31, 2019 and December 31, 2018)	(252,903)	(252,903)
Total stockholders’ equity	226,420	265,194
Total liabilities and stockholders’ equity	$2,306,194	$2,115,602

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Net revenues:
Admissions	$128,913	$130,003
Food, merchandise and other	91,662	87,163
Total revenues	220,575	217,166
Costs and expenses:
Cost of food, merchandise and other revenues	17,213	17,051
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $1,357 and $1,563 for the three months ended March 31, 2019 and 2018, respectively)	149,885	155,473
Selling, general and administrative expenses (includes equity compensation of $1,841 and $5,982 for the three months ended March 31, 2019 and 2018, respectively)	42,764	63,524
Restructuring and other separation costs	2,566	8,835
Depreciation and amortization	39,450	38,430
Total costs and expenses	251,878	283,313
Operating loss	(31,303)	(66,147)
Other expense, net	27	63
Interest expense	20,797	19,913
Loss before income taxes	(52,127)	(86,123)
Benefit from income taxes	(15,107)	(23,279)
Net loss	$(37,020)	$(62,844)
Other comprehensive loss:
Unrealized (loss) income on derivatives, net of tax	(2,064)	7,491
Comprehensive loss	$(39,084)	$(55,353)
Loss per share:
Net loss per share, basic	$(0.44)	$(0.73)
Net loss per share, diluted	$(0.44)	$(0.73)
Weighted average common shares outstanding:
Basic	83,354	86,209
Diluted	83,354	86,209

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2018	93,400,929	$934	$663,834	$(148,955)	$2,284	$(252,903)	$265,194
Equity-based compensation	—	—	3,198	—	—	—	3,198
Unrealized loss on derivatives, net of tax benefit of $744	—	—	—	—	(2,064)	—	(2,064)
Vesting of restricted shares	440,646	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(132,886)	(1)	(3,605)	—	—	—	(3,606)
Exercise of stock options	39,928	—	715	—	—	—	715
Adjustments to previous dividend declarations	—	—	3	—	—	—	3
Net loss	—	—	—	(37,020)	—	—	(37,020)
Balance at March 31, 2019	93,748,617	$937	$664,141	$(185,975)	$220	$(252,903)	$226,420

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2017	92,637,403	$926	$641,324	$(194,837)	$(5,076)	$(154,871)	$287,466
Impact of adoption of ASU 2018-02	—	—	—	1,094	(1,094)	—	—
Equity-based compensation	—	—	7,545	—	—	—	7,545
Unrealized loss on derivatives, net of tax expense of $2,774	—	—	—	—	7,491	—	7,491
Vesting of restricted shares	360,092	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(108,432)	(1)	(1,633)	—	—	—	(1,634)
Exercise of stock options	484	—	7	—	—	—	7
Adjustments to previous dividend declarations	—	—	47	—	—	—	47
Net loss	—	—	—	(62,844)	—	—	(62,844)
Balance at March 31, 2018	92,889,547	$929	$647,286	$(256,587)	$1,321	$(154,871)	$238,078

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(37,020)	$(62,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,450	38,430
Amortization of debt issuance costs and discounts	899	1,157
Loss on sale or disposal of assets, net	45	396
Deferred income tax benefit	(16,606)	(23,817)
Equity-based compensation	3,198	7,545
Changes in assets and liabilities:
Accounts receivable	(2,329)	(21,218)
Inventories	(6,964)	(6,761)
Prepaid expenses and other current assets	(628)	(3,141)
Right of use assets-operating	1,189	—
Accounts payable and accrued expenses	1,715	16,540
Accrued salaries, wages and benefits	(1,737)	5,729
Deferred revenue	51,697	62,162
Other accrued liabilities	5,498	5,879
Operating lease obligations	(1,061)	—
Other assets and liabilities	342	260
Net cash provided by operating activities	37,688	20,317
Cash Flows From Investing Activities:
Capital expenditures	(47,937)	(45,822)
Other investing activities	50	—
Net cash used in investing activities	(47,887)	(45,822)
Cash Flows From Financing Activities:
Repayments of long-term debt	(3,877)	(5,927)
Proceeds from draws on revolving credit facility	55,000	45,000
Repayments of revolving credit facility	(20,000)	(5,000)
Dividends paid to stockholders	(58)	(287)
Payment of tax withholdings on equity-based compensation through shares withheld	(3,606)	(1,634)
Exercise of stock options	715	7
Other financing activities	(168)	—
Net cash provided by financing activities	28,006	32,159
Change in Cash and Cash Equivalents, including Restricted Cash	17,807	6,654
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	35,007	33,997
Cash and Cash Equivalents, including Restricted Cash—End of period	$52,814	$40,651
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$49,620	$32,744
Dividends declared, but unpaid	$23	$136

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California; and Busch Gardens theme parks in Tampa, Florida; and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); San Diego, California (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove) and a seasonal park in Langhorne, Pennsylvania (Sesame Place).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC.  The unaudited condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2019 or any future period due to the seasonal nature of the Company’s operations.  Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks are only open for a portion of the year.

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

	March 31,	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$51,860	$34,073
Restricted cash, included in other current assets	954	934
Total cash, cash equivalents and restricted cash	$52,814	$35,007

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

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

Deferred revenue primarily includes revenue associated with pass products and contract liability balances related to licensing and international agreements collected in advance of the Company’s performance and expected to be recognized in future periods. At both March 31, 2019 and December 31, 2018, $10.0 million is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets related to the Company’s international agreement, as discussed in the following section, which the Company expects to recognize over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.

The following table reflects the Company’s deferred revenue balance as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In thousands)
Deferred revenue, including long-term portion	$161,253	$111,181
Less: Deferred revenue, long-term portion, included in other liabilities	10,000	10,071
Deferred revenue, short-term portion	$151,253	$101,110

International Agreements

The Company has received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $4.1 million and $3.8 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

In March 2017, the Company entered into a Park Exclusivity and Concept Design Agreement and a Center Concept and Preliminary Design Support Agreement (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau through December 2019. In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed. For the three months ended March 31, 2019 and 2018, the Company recorded approximately $1.7 million and $1.3 million, respectively, in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss related to the ZHG Agreements. See Note 10–Related-Party Transactions for additional disclosures.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Implemented Accounting Standards

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases.  The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right of use assets and corresponding lease liabilities on the balance sheet. The new guidance requires the Company to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. The Company is also required to disclose qualitative and quantitative information about leasing arrangements to enable financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASC 842 using a modified retrospective method that did not require the prior period information to be restated.  ASC 842 also provides a number of optional provisions, known as practical expedients, which companies may elect to adopt to facilitate implementation.  The Company elected a package of practical expedients which, among other items, precludes the Company from needing to reassess 1) whether any expired or existing contracts are or contain leases, 2) the lease classification of any expired or existing leases, and 3) initial direct costs for any existing leases. The Company elected not to implement the practical expedient related to hindsight to determine lease terms.  Due to the implementation of selected practical expedients, there was no cumulative effect adjustment to beginning retained earnings. See Note 7–Leases for additional disclosures.

On January 1, 2019, the Company also adopted the following Accounting Standards Updates (“ASUs”) which had no material impact on its unaudited condensed consolidated financial statements or disclosures:

•	ASU 2018-09, Codification Improvements
•	ASU 2018-13, Fair Value Measurement (Topic 820)
•	ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
•	ASU 2018-16, Derivatives and Hedging—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

During 2018, the Company adopted the following ASUs:

•

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities - This ASU aims to improve reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of the hedge accounting guidance.  For cash flow and net investment hedges existing as of the adoption date, the guidance requires a cumulative-effect adjustment as of the beginning of the fiscal year that an entity adopts the amendments; however, the presentation and disclosure guidance should be applied prospectively. The impact of the adoption was not material to the Company’s unaudited condensed consolidated financial statements; as a result, no cumulative effect adjustment to beginning retained earnings was required. See Note 8–Derivative Instruments and Hedging Activities for additional disclosure.

•

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income -  This ASU gives companies the option to reclassify to retained earnings any tax effects related to items in accumulated other comprehensive income or loss that are stranded due to the Tax Cuts and Jobs Act (the “Tax Act”). Companies are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income or loss.  The Company elected to early adopt the ASU on January 1, 2018 and applied the amendments in the period of adoption. As a result, the Company reclassified $1.1 million of “stranded” tax effects of the Tax Act from accumulated other comprehensive income (loss) to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet and the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. LOSS PER SHARE

Loss per share is computed as follows:

	For the Three Months Ended March 31,
	2019			2018
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic loss per share	$(37,020)	83,354	$(0.44)	$(62,844)	86,209	$(0.73)
Effect of dilutive incentive-based awards		—			—
Diluted loss per share	$(37,020)	83,354	$(0.44)	$(62,844)	86,209	$(0.73)

In accordance with the Earnings Per Share Topic of the ASC, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock). Shares of unvested restricted stock are eligible to receive dividends; if any, however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of outstanding restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted loss per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 1,893,000 and 4,495,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three months ended March 31, 2019 and 2018, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods.  The Company’s outstanding performance-vesting restricted awards of approximately 2,295,000 and 2,730,000 as of March 31, 2019 and 2018, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted loss per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended March 31, 2019 and 2018 was 29.0% and 27.0%, respectively, and differs from the effective statutory federal income tax rate of 21.0% primarily due to state income taxes and other permanent items.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2019 and December 31, 2018, consisted of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Self-insurance reserve	$6,895	$6,895
Accrued property taxes	2,910	—
Accrued interest	1,095	490
Dividends	23	84
Other	18,142	15,597
Total other accrued liabilities	$29,065	$23,066

As of March 31, 2019 and December 31, 2018, other liabilities above include $11.5 million related to the EZPay plan legal settlement (see further discussion in Note 11–Commitments and Contingencies).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt, net, as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Term B-5 Loans (effective interest rate of 5.50% and 5.52% at March 31, 2019 and December 31, 2018, respectively)	$1,519,513	$1,523,389
Revolving credit facility (effective interest rate of 5.16% and 5.17% at March 31, 2019 and December 31, 2018, respectively)	65,000	30,000
Total long-term debt	1,584,513	1,553,389
Less discounts	(6,100)	(6,564)
Less debt issuance costs	(6,206)	(6,641)
Less current maturities	(80,505)	(45,505)
Total long-term debt, net	$1,491,702	$1,494,679

SEA is the borrower under the senior secured credit facilities as amended pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). On October 31, 2018, SEA entered into a refinancing amendment, Amendment No. 9 (the “Amended Credit Agreement”).

Senior Secured Credit Facilities

As of March 31, 2019, the Senior Secured Credit Facilities consisted of $1.52 billion in Term B-5 Loans which will mature on March 31, 2024 and a $210.0 million revolving credit facility (the “Revolving Credit Facility”), of which $65.0 million was outstanding as of March 31, 2019. The outstanding balance on the Revolving Credit Facility was included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, due to the Company’s intent to repay the borrowings within the following twelve month period.  Subsequent to March 31, 2019, SEA repaid a net of $40.0 million on the Revolving Credit Facility.

The Term B-5 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.015% of the original principal amount of the Term B-5 Loans outstanding on the Effective Date, with the balance payable on the final maturity date. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. SEA is also required to prepay the outstanding Term B-5 Loans, subject to certain exceptions, under certain circumstances, as defined in the Senior Secured Credit Facilities.

As of March 31, 2019, SEA had approximately $21.3 million of outstanding letters of credit and $65.0 million outstanding on its Revolving Credit Facility leaving $123.7 million available for borrowing.

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

The Amended Credit Agreement removed all previous financial covenants on the Term B-5 Loans. The Revolving Credit Facility requires that the Company comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility.

As of March 31, 2019, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

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

As of March 31, 2019, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 3.51 to 1.00, which would result in the Company having approximately $185.0 million available capacity for restricted payments.  However, the available capacity for restricted payments is recalculated at the beginning of each quarter, or upon declaration of a restricted payment, as set forth in the credit agreement.

Long-term debt at March 31, 2019 is repayable as follows, and does not include the impact of any future voluntary prepayments. The outstanding balance under the Revolving Credit Facility is included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2019.

Years Ending December 31,	(In thousands)
Remainder of 2019	$76,629
2020	15,505
2021	15,505
2022	15,505
2023	15,505
Thereafter	1,445,864
Total	$1,584,513

Interest Rate Swap Agreements

As of March 31, 2019, the Company has five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on the LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; provide that the Company receives a variable rate of interest based upon the greater of 0.75% or the BBA LIBOR; and have interest settlement dates occurring on the last day of March, June, September and December through maturity.

SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 8–Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $20.1 million and $24.0 million in the three months ended March 31, 2019 and 2018, respectively. Cash paid for interest in the three months ended March 31, 2018, includes $5.1 million relating to the Company’s fourth quarter 2017 interest payable on its Senior Secured Credit Facilities which was paid on January 5, 2018.

7. LEASES

The Company adopted ASC 842, Leases, as of January 1, 2019 using the modified retrospective approach and elected the “Comparatives Under 840 Option” allowing the Company to not recast comparative periods in the period of adoption but present those periods under historical requirements of ASC 840.  The Company has land, warehouse and office space, and equipment leases which are classified as either operating or financing obligations.

Under the provisions of ASC 842, right to use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the term of the operating lease.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The present value of future minimum lease payments is calculated using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate, which reflects the rate of interest the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As most of the Company’s leases do not provide an implicit rate, the Company uses incremental borrowing rates based on the information available at commencement date in determining the present value of the lease payments. In calculating the incremental borrowing rates, the Company considered recent ratings from credit agencies, recent trading prices on the Company’s debt, and current lease demographic information. The Company used the incremental borrowing rates on December 31, 2018 for newly recognized operating leases that commenced prior to that date. The Company applies the incremental borrowing rates at a portfolio level based on lease terms.

The Company has elected not to recognize on the balance sheet leases with an initial and expected term of 12 months or less, instead lease expense is recognized for these short-term leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed upon adoption of ASC 842, the Company has elected to combine lease and non-lease components for each class of underlying asset based on a practical expedient permitted under ASC 842.

Some of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or a purchase option reasonably certain of exercise.

Certain of the Company’s lease agreements include rental payments based on a percentage of sales over contractual levels and others include rental payments adjusted periodically for inflation. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses in the Company's unaudited condensed consolidated statements of comprehensive loss in the same line item as the expense arising from fixed lease payments. The Company’s lease agreements do not contain any material residual value guarantees, material restrictive covenants or material variable lease costs other than those described below related to the Company’s land lease.

The Company has a land lease which consists of a long-term lease with the City of San Diego covering approximately 190 acres, including approximately 17 acres of water in Mission Bay Park, California (the “Premises”). Under the terms of the lease, the Premises must be used as a marine park facility and related uses. In addition, the Company may not operate another marine park facility within a radius of 560 miles from the City of San Diego. The annual rent under the lease is variable and calculated on the basis of a specified percentage of the Company’s gross income from the Premises, or the minimum yearly rent, whichever is greater. The current lease term for the Premises ends in June 2048 with a corresponding lease liability being amortized using an estimated incremental borrowing rate of 8.2%.  The minimum yearly rent is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The current minimum yearly rent is approximately $10.4 million, which is subject to adjustment on January 1, 2020. Actual payments may vary from the annual straight-line minimum base rent based on shift of seasonal performance results. Rent payments related to the Premises for the three months ended March 31, 2019 were approximately $1.7 million. Upon adoption of ASC 842, the Company also reclassified a favorable lease asset net balance of $14.0 million related to the Premises from other intangible assets, net, to right of use assets-operating on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2019.

The tables below present the lease balances and their classification on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

		March 31,
Leases	Classification	2019
Assets		(In thousands)
Operating leases	Right of use assets - operating	$145,807
Financing leases	Other assets, net	3,990
Total lease assets		$149,797
Liabilities
Current
Operating leases	Operating lease obligations	4,118
Financing leases	Other accrued liabilities	693
Noncurrent
Operating leases	Long-term operating lease obligations	128,119
Financing leases	Other liabilities	3,333
Total lease liabilities		$136,263

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		December 31,
Leases	Classification	2018
Assets		(In thousands)
Favorable lease asset	Other intangible assets, net	$13,961
Capital leases	Property and equipment, at cost	3,066
Capital leases, accumulated depreciation	Accumulated depreciation	(122)
Total lease assets		16,905
Liabilities
Current
Capital leases	Other accrued liabilities	$143
Noncurrent
Capital leases	Other liabilities	2,822
Total lease liabilities		$2,965

The table below presents the lease costs and their classification on the accompanying unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019:

Lease Cost	Classification	(In thousands)
Operating lease cost	Operating expenses	$2,758
Operating lease cost	Selling, general and administrative expenses	137
Financing lease cost
Amortization of leased assets	Depreciation and amortization	184
Interest on lease liabilities	Interest expense	40
Net lease cost		$3,119

In addition to the operating lease costs above, short term rent expense for the three months ended March 31, 2019 was approximately $0.8 million and is included in operating expenses and selling, general and administrative expenses on the accompanying unaudited condensed consolidated statements of comprehensive loss.

The table below presents the Company’s lease maturities as of March 31, 2019:

	Operating leases
Years Ending December 31,	Land lease	Other operating leases	Total operating leases	Financing leases
	(In thousands)
Remainder of 2019	$7,801	$3,109	$10,910	$622
2020	10,401	3,824	14,225	825
2021	10,401	3,478	13,879	332
2022	10,401	2,497	12,898	208
2023	10,401	1,954	12,355	204
2024	10,401	1,740	12,141	201
Thereafter	244,431	2,993	247,424	2,593
Total lease payments	304,237	19,595	323,832	4,985
Less: Imputed Interest	(188,224)	(3,371)	(191,595)	(959)
Present value of lease liabilities	$116,013	$16,224	$132,237	$4,026

Operating lease payments include approximately $8.2 million related to options to extend lease terms that are reasonably certain of being exercised.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the future minimum lease payments for long-term non-cancellable operating and financing leases under ASC 840 as of December 31, 2018:

Years Ending December 31,	Operating leases	Financing leases
	(In thousands)
2019	$16,578	$231
2020	14,179	226
2021	13,111	220
2022	11,416	208
2023	10,479	204
Thereafter	265,234	2,794
Total lease payments	$330,997	3,883
Less: Interest		(918)
Total principal payable on financing leases		$2,965

The table below presents the weighted average remaining lease terms and applicable discount rates as of March 31, 2019:

Lease term and discount rate
Weighted average remaining lease term (years)
Operating leases	26.41
Financing leases	14.19
Weighted average discount rate
Operating leases	8.10%
Financing leases	4.19%

The table below presents the cash flows and supplemental information associated with the Company’s leasing activities for the three months ended March 31, 2019:

Other Information	(In thousands)
Operating cash flows from operating leases	$2,764
Operating cash flows from financing leases	$40
Financing cash flows from financing leases	$168
Right of use assets obtained in exchange for financing lease obligations	$1,230
Right of use assets obtained in exchange for operating lease obligations	$133,297

All long-lived assets, including right to use assets associated with leases, are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. The measurement of an impairment loss to be recognized is based upon the difference between the estimated fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of March 31, 2019 and December 31, 2018, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2019, the Company has five Interest Rate Swap Agreements that mature on May 14, 2020, which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt.

The interest rate swap agreements are designated as cash flow hedges of interest rate risk.  The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $0.5 million will be reclassified as a reduction to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	Asset Derivatives		Asset Derivatives
	As of March 31, 2019		As of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	(In thousands)
Interest rate swap agreements	Other assets	$301	Other assets	$3,109
Total derivatives designated as hedging instruments		$301		$3,109

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the pretax effect of the Company’s derivative financial instruments in the unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Derivatives in Cash Flow Hedging Relationships:	(In thousands)
(Loss) gain related to effective portion of derivatives recognized in accumulated other comprehensive loss	$(1,953)	$12,116
Loss related to effective portion of derivatives reclassified from accumulated other comprehensive loss to interest expense	$(855)	$(1,851)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2019, net of tax:

Accumulated other comprehensive income (loss) (In thousands):		Income (Losses) on Cash Flow Hedges
Accumulated other comprehensive income at December 31, 2018		$2,284
Other comprehensive loss before reclassifications	(1,435)
Amounts reclassified from accumulated other comprehensive income to interest expense	(629)
Unrealized loss on derivatives, net of tax		(2,064)
Accumulated other comprehensive income at March 31, 2019		$220

9. FAIR VALUE MEASUREMENTS

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of March 31, 2019 and December 31, 2018. The fair value of the term loans as of March 31, 2019 and December 31, 2018 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due in part to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2019.  The following table presents the Company’s estimated fair value measurements and related classifications for assets and liabilities measured on a recurring basis as of March 31, 2019:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets:	(In thousands)
Derivative financial instruments (a)	$—	$301	$—	$301
Liabilities:
Long-term obligations (b)	$—	$1,584,513	$—	$1,584,513

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other assets of $0.3 million as of March 31, 2019.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $80.5 million and long-term debt of $1.492 billion as of March 31, 2019.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2018.  The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2018:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2018
Assets:	(In thousands)
Derivative financial instruments (a)	$—	$3,109	$—	$3,109
Liabilities:
Long-term obligations (b)	$—	$1,553,389	$—	$1,553,389
(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other assets of $3.1 million as of December 31, 2018.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $45.5 million and long-term debt of $1.495 billion as of December 31, 2018.

10. RELATED-PARTY TRANSACTIONS

On March 24, 2017, the Company entered into the ZHG Agreements with Zhonghong Holding, an affiliate of Zhonghong Zhuoye Group Co., Ltd., who at the time owned approximately 21% of the outstanding shares of the Company.  See Note 1–Description of Business and Basis of Presentation for further details.  In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed. For the three months ended March 31, 2019 and 2018, the Company recorded approximately $1.7 million and $1.3 million, respectively, in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss related to the ZHG Agreements.

In a Schedule 13D filed on May 8, 2017, Sun Wise (UK), Co., Ltd, a private limited company incorporated under the laws of England and Wales and an affiliate to the ZHG Group (“SunWise”), reported beneficial ownership of 19,452,063 shares (the “Pledged Shares”) of the Company’s common stock, as well as its pledge of such shares related to certain loan obligations of SunWise.  Subsequent to March 31, 2019, Lord Central Opportunity V Limited, as security agent (the “Security Agent”) for PA Eminent Opportunity VI Limited (a controlled affiliate of PAG (f/k/a Pacific Alliance Group) and China Huarong International Holdings Limited (together, the “Lenders”), advised the Company that the Lenders have notified SunWise of a default under its loan obligations, the Lenders have foreclosed on the Pledged Shares and, accordingly, the Pledged Shares have been transferred to the name of the Security Agent (the “Transfer”).

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Securities Class Action Lawsuit

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint.  On March 31, 2016, the Court granted the motions to dismiss the amended complaint, in its entirety, without prejudice.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants and no longer brings claims based on the prospectuses and registration statements.  On September 30, 2016, the Court denied the renewed motion to dismiss the Second Amended Complaint.

On May 19, 2017, Plaintiffs filed a motion for class certification, which the Court granted on November 29, 2017. On December 13, 2017, Defendants filed a petition for permission to appeal the Court’s class certification order with the United States Court of Appeals for the Ninth Circuit, which was denied on June 28, 2018. Discovery is now complete and, on April 15, 2019, Defendants filed a motion for summary judgment.  Also on April 15, 2019, Defendants filed motions to exclude each of Plaintiffs’ three expert witnesses and Plaintiffs filed motions to exclude two of Defendants’ expert witnesses.  The trial is currently scheduled for September 10, 2019. The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et el v. SeaWorld Entertainment, Inc. et el, Case No. 3:18-cv-01276-L-BLM, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers (collectively, the “Defendants”).  The plaintiffs, which are investment funds managed by a common adviser (collectively, the “Plaintiffs”) allege, among other things, that the Defendants made false and misleading statements, in violation of the federal securities laws and Florida common law, regarding the impact of the documentary Blackfish on SeaWorld’s business.  The complaint further alleges that such statements were made to induce Plaintiffs to purchase common stock of the Company at artificially-inflated prices and that Plaintiffs suffered investment losses as a result.  The Plaintiffs are seeking unspecified compensatory damages and other relief.  On October 19, 2018, Defendants moved for partial dismissal of the complaint.  On February 7, 2019, the Court granted Defendants’ motion and dismissed Plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Consumer Lawsuit

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc. Civil Case No. 15-cv-02172-JSW, (the “Anderson Matter”).  The putative class consisted of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  The complaint (as amended) alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its orcas, resulting in confusion or misunderstanding among ticket and orca plush purchasers with intent to deceive and mislead the plaintiffs and purported class members.  The complaint seeks restitution, equitable relief, attorneys’ fees and costs.  Based on plaintiffs’ definition of the class, the amount in controversy could have exceeded $5.0 million assuming the class became certified.  The liability exposure is speculative though.  On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company filed a motion for summary judgment on October 30, 2017 which the Court granted in part and denied in part.  On May 23, 2018, the plaintiffs represented to the Court that they will not file a motion for class certification.  The case is no longer a class action.  All three named plaintiffs continue to have claims for individual restitution in a nominal amount and injunctive relief. Trial is currently scheduled for October 2019.  A court-mandated mediation is scheduled for May 17, 2019.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

EZPay Plan Class Action Lawsuit

On December 3, 2014, a purported class action lawsuit was filed in the United States District Court for the Middle District of Florida, Tampa Division against SeaWorld Parks & Entertainment, Inc. The case, captioned Jason Herman, Joey Kratt, and Christina Lancaster, as individuals and on behalf of all others similarly situated, v. SeaWorld Parks & Entertainment, Inc. case no: 8:14-cv-03028-MSS-JSS, was certified as a class action in 2018.  The Court certified a class action on two claims for relief -- breach of contract and violation of federal Electronic Funds Transfer Act, 15 U.S.C. section 1693 et seq. on behalf of three individual plaintiffs and two classes: (i) individuals in the states of Florida, Texas, Virginia and California who paid for an annual pass through EZ pay in “less than twelve months,” had their passes automatically renewed and did not use the renewed passes after the first year or were not issued a full refund of payments made after the twelfth payment; and (ii) all of these same individuals who used debit cards.

In April 2018, the Company reached a preliminary agreement in principle to settle this matter for a payment of $11.5 million into a common fund, plus certain administrative costs and expenses associated with the proposed settlement. On April 29, 2019, the Court entered an order approving the final settlement.  The Company has accrued $11.5 million related to this settlement in other accrued liabilities as of March 31, 2019 and December 31, 2018 on the accompanying unaudited condensed consolidated balance sheet.

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

Other than those matters discussed above, from time to time, various parties also bring other lawsuits against the Company. Matters where an unfavorable outcome to the Company is probable and which can be reasonably estimated are accrued. Such accruals, which are not material for any period presented, are based on information known about the matters, the Company’s estimate of the outcomes of such matters, and the Company’s experience in contesting, litigating and settling similar matters. Matters that are considered reasonably possible to result in a material loss are not accrued for, but an estimate of the possible loss or range of loss is disclosed, if such amount or range can be determined. At this time, management does not expect any such known claims, legal proceedings or regulatory matters to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

License Commitments

On May 16, 2017, SEA entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  SEA’s principal commitments pursuant to the License Agreement include: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives.  As of March 31, 2019, the Company estimates the combined remaining obligations for these commitments could be up to approximately $60.0 million over the remaining term of the agreement.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. On March 27, 2019, the Company opened a new Sesame Land in SeaWorld Orlando.

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

12. EQUITY-BASED COMPENSATION

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for share-based compensation based upon the grant date fair market value.  The cost is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  The Company recognizes the impact of forfeitures as they occur.  The Company has granted stock options, time-vesting restricted shares and units and performance-vesting restricted shares and units.

Total equity compensation expense was $3.2 million and $7.5 million for the three months ended March 31, 2019 and 2018, respectively.  Equity compensation expense for the three months ended March 31, 2018 includes approximately $4.5 million related to certain equity awards which were accelerated to vest in the first quarter of 2018 in connection with the departure of certain executives as required by their respective employment agreements.  See Note 14–Restructuring and Other Separation Costs for further details.  Equity compensation expense is included in selling, general and administrative expenses and in operating expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.

The activity related to the Company’s time-vesting and performance-vesting awards during the three months ended March 31, 2019 is as follows:

			Performance-Vesting Restricted shares/units
	Time-Vesting Restricted shares/units		Bonus Performance Restricted units		Long-Term Incentive Performance Restricted shares/units
	Shares/Units	Weighted Average Grant Date Fair Value per Share/Unit	Units	Weighted Average Grant Date Fair Value per Unit	Shares/Units	Weighted Average Grant Date Fair Value per Share/Unit
Outstanding at December 31, 2018	901,704	$17.34	560,710	$15.06	1,155,486	$15.82
Granted	47,772	$25.70	224,928	$25.70	1,233,742	$25.70
Vested	(87,079)	$17.12	(319,868)	$15.06	(27,877)	$15.24
Forfeited	(121,518)	$16.33	(246,678)	$15.32	(285,428)	$18.11
Outstanding at March 31, 2019	740,879	$18.07	219,092	$25.70	2,075,923	$21.39

The activity related to the Company’s stock option awards during the three months ended March 31, 2019 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	764,577	$18.05
Granted	430,390	$25.70
Forfeited	(55,379)	$19.36
Expired	(8,593)	$18.52
Exercised	(39,928)	$17.90
Outstanding at March 31, 2019	1,091,067	$21.00	7.85	$5,188
Exercisable at March 31, 2019	556,676	$18.28	6.47	$4,163

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2019 was $8.45. Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the three months ended March 31, 2019 were:

Risk-free interest rate	2.48%
Expected volatility (a)	28.50%
Expected dividend yield	0.00%
Expected life (years) (b)	6.00
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

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 8,520,000 shares are available for future issuance as of March 31, 2019.

Bonus Performance Restricted Awards

During the three months end March 31, 2019, the Company granted performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2019 (the “2019 Bonus Plan”).  The 2019 Bonus Plan provides for bonus awards payable 50% in cash and 50% in Bonus Performance Restricted Units and is based upon the Company’s achievement of specified performance goals, as defined by the 2019 Bonus Plan, with respect to the year ended December 31, 2019 (the “Fiscal 2019”).  The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2019 which ranges from 0% (if below threshold performance) up to 200% (at or above maximum performance).

The Company also had an annual bonus plan for the fiscal year ended December 31, 2018 (“Fiscal 2018”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2018.  Based on the Company’s actual Fiscal 2018 results, a portion of these Bonus Performance Restricted Units vested in the three months ended March 31, 2019 and the remaining forfeited in accordance with their terms.

Long-Term Incentive Awards

During the three months ended March 31, 2019, the Company granted long-term incentive plan awards for 2019 (the “2019 Long-Term Incentive Grant”) which were comprised of nonqualified stock options (the “Long-Term Incentive Options”) and performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”). Long-Term Incentive Awards for 2019, 2020 and 2021 combined were granted to certain employees during the three months ended March 31, 2019.  The Company does not expect additional Long-Term Incentive Awards to be granted to these employees until the earlier of 2022 or in the year when the Company’s three-year performance goal is achieved, if sooner than fiscal year 2021.

Long-Term Incentive Options

Long-Term Incentive Options vest over three years, with one-third vesting on each anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these options is recognized using the straight line method.

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units are expected to vest following the end of the three-year performance period beginning on January 1, 2019 and ending on December 31, 2021 based upon the Company’s achievement of specified performance goals for Fiscal 2021, as defined by the 2019 Long-Term Incentive Grant. The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above performance). Upon achievement of the performance goals, only 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year performance test period. The goal achieved must be met again or exceeded the next fiscal year before the remaining units are earned.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Incentive Time Restricted Units

During the three months ended March 31, 2019, the Company also granted time-restricted units which vest over three years to certain employees, with one-third vesting on each anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense is recognized using the straight line method.

Other

The Company also has outstanding long-term incentive time restricted shares, long-term incentive performance restricted shares and long-term incentive options granted under previous long-term incentive plan grants.  During the three months ended March 31, 2019, a portion of the previously granted long-term incentive performance restricted shares related to completed performance periods vested, with the remainder forfeiting in accordance with their terms.  The remaining outstanding long-term incentive performance restricted shares are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, a portion of its performance-vesting restricted awards are considered probable of vesting as of March 31, 2019; therefore, equity compensation expense has been recorded accordingly.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

13. STOCKHOLDERS’ EQUITY

As of March 31, 2019, 93,748,617 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which excludes 627,989 unvested shares of common stock and 2,407,905 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 12–Equity-Based Compensation) and includes 10,174,589 shares of treasury stock held by the Company.

Share Repurchase Program

The Board had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Through December 31, 2018, the Company had repurchased an aggregate of $158.0 million under the Share Repurchase Program.  On February 22, 2019, the Board approved a replenishment to the Share Repurchase Program bringing the total amount available for future purchases back up to $250.0 million, which is the remaining authorization as of March 31, 2019.  There were no share repurchases under the Share Repurchase Program during the three months ended March 31, 2019 or 2018.

The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the Company’s trading windows and available liquidity, general business and market conditions, and other factors, including legal requirements, debt covenant restrictions and alternative investment opportunities.

14. RESTRUCTURING AND OTHER SEPARATION COSTS

The Company is committed to continuous improvement and regularly evaluates operations to ensure it is properly organized for performance and efficiency.  As a result, during the three months ended March 31, 2019, the Company recorded approximately $2.6 million in pre-tax charges primarily consisting of severance and other termination benefits related to positions eliminated in 2019, which is included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive loss.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the Company announced a restructuring program (the “2018 Restructuring Program”) focused on reducing costs, improving operating margins and streamlining its management structure to create efficiencies and better align with its strategic business objectives.  The 2018 Restructuring Program involved the elimination of approximately 125 positions during the third quarter of 2018 across the Company’s theme parks and its corporate headquarters. As a result, during the year ended December 31, 2018, the Company recorded approximately $5.5 million in pre-tax restructuring charges primarily related to severance and other termination benefits, which is included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive loss. The Company will not incur any additional costs associated with the 2018 Restructuring Program as all continuing service obligations were completed as of December 31, 2018.

Related activity for the three months ended March 31, 2019 was as follows:

	2019 Restructuring and other Separation Costs	2018 Restructuring Program
	(In thousands)
Liability as of December 31, 2018	$—	$537
Costs incurred	2,566	—
Payments made	—	(159)
Liability as of March 31, 2019	$2,566	$378

The remaining liability as of March 31, 2019 relates to restructuring and other related costs to be paid as contractually obligated by December 31, 2019 and is included in accrued salaries, wages and benefits in the accompanying unaudited condensed consolidated balance sheet.

Other

For the three months ended March 31, 2018, restructuring and other separation costs also includes severance and other employment expenses for certain executives who separated from the Company during 2018. In particular, on February 27, 2018, the Company announced that its President and Chief Executive Officer (the “Former CEO”) had stepped down from his position and resigned as a member of the Board. In connection with his departure, the Former CEO received a lump sum cash payment of approximately $6.7 million in severance-related benefits, in accordance with his employment agreement. Certain other executives who separated from the Company during the first quarter of 2018 also received severance-related benefits in accordance with the terms of their respective employment agreements or relevant company plan, as applicable. These severance expenses are included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018.

Additionally, during the three months ended March 31, 2018, certain unvested equity awards were accelerated to vest in connection with the departure of specific executives as required by their respective employment agreements.  As a result, the Company recorded non-cash equity compensation expense of approximately $4.5 million during the three months ended March 31, 2018, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.  See Note 12–Equity-Based Compensation for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.  Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Business Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands, including SeaWorld, Busch Gardens, Aquatica, Discovery Cove, Sesame Place and Sea Rescue. Over our more than 50-year history, we have developed a diversified portfolio of 12 highly differentiated theme parks and water parks that are grouped in key markets across the United States.  Many of our parks showcase our one-of-a-kind zoological collection and feature a diverse array of thrill and family rides, shows, educational demonstrations and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

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

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix and the park attendance mix, among other factors. The admissions product mix, also referred to as the visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual passes or complimentary tickets and the park attendance mix is defined as the mix of theme parks visited. The mix of guests (such as local or tourists) can also impact visitation mix as tourists generally purchase higher admission per capita products. The mix of theme parks visited can impact admission per capita based on the theme park’s respective pricing which on average is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park products and also includes other miscellaneous revenue not necessarily generated in our parks, which is not significant in the periods presented, including revenue related to our international agreements.  In-park per capita spending is primarily driven by pricing changes, penetration levels (percentage of guests purchasing), new product offerings, the mix of guests and the mix of in-park spending, among other factors.

See further discussion in the “Results of Operations” section which follows.  For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Attendance

The level of attendance in our theme parks is a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests, marketing and sales efforts, awareness of park offerings, consumer confidence and external perceptions of our brands and reputation, among other factors beyond our control. Attendance patterns on a quarterly basis have significant seasonality, driven by the timing of holidays, school vacations, calendar shifts in the number of weekend days in a quarter and weather conditions; in addition, seven of our theme parks are seasonal and only open for part of the year.

We believe attendance in recent years was impacted by a variety of factors at some of our parks, including the external perceptions of our brands and reputation, which also impacted relationships with some of our business partners.  Given current attendance results, we do not believe these factors have had a significant impact on our current attendance trends; however, we continuously monitor our external perceptions, making strategic marketing and sales adjustments as necessary, to address these or any other items that could impact attendance.

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

We continue to focus on reducing costs, improving operating margins and streamlining our management structure to create efficiencies to better align with our strategic business objectives.  We remain committed to continuous improvement and regularly evaluate operations to ensure we are properly organized for performance and efficiency.  As part of these ongoing efforts, during the three months ended March 31, 2019, we recorded approximately $2.6 million in pre-tax charges primarily consisting of severance and other termination benefits related to positions eliminated in 2019, which is included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive loss included elsewhere in this Quarterly Report on Form 10-Q.  For the three months ended March 31, 2018, restructuring and other separation costs also includes severance and other employment expenses for certain executives who separated from the Company during 2018. See Note 14–Restructuring and Other Separation Costs to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Recent Developments

In a Schedule 13D filed on May 8, 2017, Sun Wise (UK), Co., Ltd, a private limited company incorporated under the laws of England and Wales and an affiliate to the ZHG Group (“SunWise”), reported beneficial ownership of 19,452,063 shares (the “Pledged Shares”) of the Company’s common stock, as well as its pledge of such shares related to certain loan obligations of SunWise.  Lord Central Opportunity V Limited, as security agent (the “Security Agent”) for PA Eminent Opportunity VI Limited (a controlled affiliate of PAG (f/k/a Pacific Alliance Group) and China Huarong International Holdings Limited (together, the “Lenders”), have advised the Company that the Lenders notified SunWise of a default under its loan obligations, the Lenders have foreclosed on the Pledged Shares and, accordingly, the Pledged Shares have been transferred to the name of the Security Agent (the “Transfer”).

On May 3, 2019, in connection with the Transfer and in accordance with the stockholders agreement, dated March 24, 2017, among the Company, ZHG and Zhonghong Zhuoye Group Co., Ltd. (the “Stockholders Agreement”), the Board of Directors (the “Board”) of the Company requested the resignation of Yongli Wang, a director designee of ZHG. Mr. Wang resigned from the Board on May 3, 2019.  Mr. Wang has served as a director of the Company since 2017.  Yoshi Maruyama, the Company’s Chairman of the Board, was also a director designee of ZHG prior to May 3, 2019.  The Board has determined that Yoshi Maruyama’s extensive experience and skill set make him a valuable member of the Board and asked Mr. Maruyama to remain in his current role as Chairman of the Board, although ZHG’s board nomination rights under the Stockholders Agreement have terminated.

For further discussion on the Transfer, see our Current Report on Form 8-K, filed with the SEC on May 6, 2019.

Leadership Changes

Effective February 18, 2019, our Board appointed Gustavo (“Gus”) Antorcha to serve as Chief Executive Officer of the Company and John T. Reilly to serve as Chief Operating Officer of the Company. Effective on March 31, 2019, Mr. Reilly resigned from his position of Chief Operating Officer.

On February 26, 2018, Joel K. Manby (the “Former CEO”) stepped down from his position as President and Chief Executive Officer of the Company and resigned as a member of our Board.  In connection with his departure, the Former CEO received severance-related benefits in accordance with his employment agreement dated March 16, 2015.  Certain other executives who separated from the Company during 2018 also received severance-related benefits in accordance with the terms of their respective employment agreements or relevant company plan, as applicable.  These expenses are included in restructuring and other separation costs for the three months ended March 31, 2018 in the accompanying unaudited condensed consolidated statements of comprehensive loss included elsewhere in this Quarterly Report on Form 10-Q.

Additionally, certain equity awards were accelerated to vest in 2018 in connection with the departure of specific executives as required by their respective employment agreements. As a result, we recorded incremental non-cash equity compensation expense of approximately $4.5 million related to these awards, which is included in selling, general and administrative expenses for the three months ended March 31, 2018 in the accompanying unaudited condensed consolidated statements of comprehensive loss.  See Note 14–Restructuring and Other Separation Costs and Note 12–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We continue to make progress in our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island (the “Middle East Project”). As part of this partnership, we are providing certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses. SeaWorld Abu Dhabi is expected to be completed in 2022. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stage.

In March 2017, we entered into a Park Exclusivity and Concept Design Agreement (the “ECDA”) and a Center Concept and Preliminary Design Support Agreement (the “CDSA”) (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau (the “Territory”) through December 2019. In April 2019, we terminated the ZHG Agreements for non-payment of undisputed amounts owed. For the three months ended March 31, 2019 and 2018, we recorded approximately $1.7 million and $1.3 million, respectively, in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss related to the ZHG Agreements.

For a discussion of certain risks associated with our international development strategy, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended March 31, 2019 and 2018. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table presents key operating and financial information for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,		Variance
	2019	2018	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$128,913	$130,003	$(1,090)	(0.8%)
Food, merchandise and other	91,662	87,163	4,499	5.2%
Total revenues	220,575	217,166	3,409	1.6%
Costs and expenses:
Cost of food, merchandise and other revenues	17,213	17,051	162	1.0%
Operating expenses (exclusive of depreciation and amortization shown separately below and includes equity compensation of $1,357 and $1,563 for the three months ended March 31, 2019 and 2018, respectively)	149,885	155,473	(5,588)	(3.6%)
Selling, general and administrative expenses (includes equity compensation of $1,841 and $5,982 for the three months ended March 31, 2019 and 2018, respectively)	42,764	63,524	(20,760)	(32.7%)
Restructuring and other separation costs	2,566	8,835	(6,269)	(71.0%)
Depreciation and amortization	39,450	38,430	1,020	2.7%
Total costs and expenses	251,878	283,313	(31,435)	(11.1%)
Operating loss	(31,303)	(66,147)	34,844	52.7%
Other expense, net	27	63	(36)	(57.1%)
Interest expense	20,797	19,913	884	4.4%
Loss before income taxes	(52,127)	(86,123)	33,996	39.5%
Benefit from income taxes	(15,107)	(23,279)	8,172	35.1%
Net Loss	$(37,020)	$(62,844)	$25,824	41.1%
Other data:
Attendance	3,340	3,224	116	3.6%
Total revenue per capita	$66.04	$67.36	$(1.32)	(2.0%)

Admissions revenue. Admissions revenue for the three months ended March 31, 2019 decreased $1.1 million, or 0.8%, to $128.9 million as compared to $130.0 million for the three months ended March 31, 2018. The decrease was primarily a result of a decline in admissions per capita partially offset by improved attendance.  Admission per capita decreased by 4.3% to $38.60 for the first quarter of 2019 compared to $40.32 in the prior year quarter.  The decline primarily results from the continued implementation of new pricing strategies and visitation mix, primarily related to the shift of Easter and spring break into the second quarter and increased season pass mix during the quarter.  The Easter and spring break shift decreased the percentage of tourist visitation during the quarter, which generally comes with higher admissions per capita.  The increased season pass mix generally drives higher total revenue, but lower admissions per capita.  Attendance increased by 116,000, or 3.6%, when compared to the prior year quarter.  We believe the increased attendance results from a combination of factors including improved marketing and communication initiatives, new pricing strategies and the positive reception of our new rides and compelling attractions and events.  Attendance was negatively impacted during the quarter by unfavorable weather at some of our parks and the later timing of Easter and spring break for a number of schools from our key markets. These negative impacts on attendance were partially offset by an extra weekend day in March and the timing of school holiday break schedules in early January.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2019 increased $4.5 million, or 5.2%, to $91.7 million as compared to $87.2 million for the three months ended March 31, 2018, primarily as a result of the increase in attendance, along with an increase in in-park per capita spending.  In-park per capita spending increased by 1.5% to $27.44 in the first quarter of 2019 compared to $27.04 in the first quarter of 2018.  In-park per capita spending improved primarily due to the increased sales of in-park experiences, among other factors.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2019 increased $0.2 million, or 1.0%, to $17.2 million as compared to $17.1 million for the three months ended March 31, 2018, primarily due to the increase in volume.  These costs represent 18.8% and 19.6% of the related revenue earned for the three months ended March 31, 2019 and 2018, respectively.

Operating expenses. Operating expenses for the three months ended March 31, 2019 decreased $5.6 million, or 3.6%, to $149.9 million as compared to $155.5 million for the three months ended March 31, 2018.  The decrease primarily results from a reduction in labor costs. Operating expenses were 68.0% of total revenues for the first quarter of 2019 compared to 71.6% for the prior year quarter. The decrease as a percent of total revenue results primarily from a focus on cost efficiencies and the impact of cost savings initiatives.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2019 decreased $20.8 million, or 32.7%, to $42.8 million as compared to $63.5 million for the three months ended March 31, 2018.  The decrease primarily relates to the following: (i) a decrease in legal costs largely related to an $8.1 million legal settlement accrual which was recorded in the first quarter of 2018; (ii) a decrease of $4.1 million in non-cash equity compensation expense, primarily related to equity awards which were accelerated in the first quarter of 2018 in connection with the departure of certain executives; and (iii) a decrease in costs resulting largely from our cost savings initiatives and, to a lesser extent, the timing of certain expenses.  See Note 11–Commitments and Contingencies and Note 12–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements. As a percentage of total revenue, selling, general and administrative expenses were 19.4% in the first quarter of 2019 compared to 29.3% in the prior year quarter.

Restructuring and other separation costs. Restructuring and other separation costs for the three months ended March 31, 2019 primarily relates to severance and other expenses for positions which were eliminated in 2019. Restructuring and other separation costs for the three months ended March 31, 2018 primarily relates to severance and other employment expenses for certain executives whose employment terminated during the first quarter of 2018.  In particular, in connection with his departure and in accordance with his employment agreement, our Former CEO received a lump sum cash payment of approximately $6.7 million in severance related expenses.  Also in March 2018, certain other executives received severance related benefits in accordance with the terms of the relevant employment agreement or company plan, as applicable. See Note 14–Restructuring and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2019 increased $1.0 million, or 2.7%, to $39.5 million as compared to $38.4 million for the three months ended March 31, 2018.

Interest expense. Interest expense for the three months ended March 31, 2019 increased $0.9 million, or 4.4%, to $20.8 million as compared to $19.9 million for the three months ended March 31, 2018. The increase primarily relates to increased LIBOR rates and the impact of Amendment No. 9 to our Senior Secured Credit Facilities entered into on October 31, 2018, partially offset by the impact of interest rate swap agreements. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Benefit from income taxes. Benefit from income taxes in the three months ended March 31, 2019 was $15.1 million compared to $23.3 million for the three months ended March 31, 2018. Our consolidated effective tax rate was 29.0% for the three months ended March 31, 2019 compared to 27.0% for the three months ended March 31, 2018.  The effective tax rate increased primarily due to permanent items including equity-based compensation.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and could also include share repurchases. As of March 31, 2019, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.4, due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. We typically operate with a working capital ratio less than 1 and we expect that we will continue to do so in the future. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs.

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

Share Repurchases

Our Board had previously authorized a share repurchase program of up to $250.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time.

Through December 31, 2018, we had repurchased an aggregate of $158.0 million under the Share Repurchase Program.  On February 22, 2019, our Board authorized a replenishment to the Share Repurchase Program bringing the total amount authorized for future share repurchases back up to $250.0 million.  The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.  There were no share repurchases during the three months ended March 31, 2019.  See Note 13–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details.

Other

As of March 31, 2019, we have five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; and mature on May 14, 2020. See Note 6–Long-Term Debt and Note 8–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$37,688	$20,317
Net cash used in investing activities	(47,887)	(45,822)
Net cash provided by financing activities	28,006	32,159
Net increase in cash and cash equivalents, including restricted cash	$17,807	$6,654

Cash Flows from Operating Activities

Net cash provided by operating activities was $37.7 million during the three months ended March 31, 2019 as compared to $20.3 million during the three months ended March 31, 2018.  The change in net cash provided by operating activities was primarily impacted by improved operating performance.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the three months ended March 31, 2019 consisted of capital expenditures of $47.9 million largely related to 2019 attractions.  Net cash used in investing activities during the three months ended March 31, 2018 consisted of $45.8 million of capital expenditures largely related to attractions that opened in 2018.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 results primarily from net draws of $35.0 million on our revolving credit facility, partially offset net repayments on long-term debt of $3.9 million.  Net cash used in financing activities during the three months ended March 31, 2018 results primarily from net draws of $40.0 million on our revolving credit facility, partially offset net repayments on long-term debt of $5.9 million.  See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under our senior secured credit facilities (the “Senior Secured Credit Facilities”) pursuant to a credit agreement dated as of December 1, 2009, by and among SEA, as borrower, Bank of America, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender and the other agents and lenders party thereto, as the same may be amended, restated, supplemented or modified from time to time. On October 31, 2018, SEA entered into a refinancing amendment, Amendment No. 9 with SEA as the borrower, JPMorgan Chase Bank, N.A., as successor administrative agent, successor collateral agent, L/C issuer and swing line lender and the other agents and lenders from time to time (the “Amended Credit Agreement”), to the existing Senior Secured Credit Facilities.

As of March 31, 2019, our Senior Secured Credit Facilities consisted of $1.52 billion in Term B-5 Loans which will mature on March 31, 2024, along with a $210.0 million Revolving Credit Facility, of which $65.0 million was drawn upon as of March 31, 2019.  Subsequent to March 31, 2019, SEA repaid a net of $40.0 million on the Revolving Credit Facility. Additionally, as of March 31, 2019, SEA had approximately $21.3 million of outstanding letters of credit, leaving approximately $123.7 million available for borrowing under the Revolving Credit Facility.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning our long-term debt.

Covenant Compliance

As of March 31, 2019, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

The Amended Credit Agreement removed all previous financial covenants on the Term B-5 Loans. The Revolving Credit Facility requires that SEA comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility.  Additionally, the definition of Adjusted EBITDA was amended to include the following items which had previously been added back on a limited basis: (i) add-backs of certain unusual items on a pre-tax basis which were previously added back on an after-tax basis only and (ii) unlimited add-backs primarily related to business optimization, development and strategic initiative costs which were previously limited to $15.0 million in any fiscal year.  The Amended Credit Agreement also replaces the previous $10.0 million limitation on estimated cost savings with a limitation of 25% of the latest twelve months Adjusted EBITDA, calculated before estimated cost savings and increases the realization limit for estimated cost savings, operating expense reductions and synergies to 18 months.

As of March 31, 2019, the total leverage ratio as calculated under our Senior Secured Credit Facilities was 3.51 to 1.00.  The Company’s total leverage ratio is calculated by dividing total net debt by the last twelve months Adjusted EBITDA plus $21.4 million in estimated cost savings which have been identified based on certain specified actions the Company has taken, including restructurings and cost savings initiatives.

See Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements for further details.

Adjusted EBITDA

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

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net (loss) income for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended March 31,		Last Twelve Months Ended March 31,
	2019	2018	2019
	(Unaudited, in thousands)
Net (loss) income	$(37,020)	$(62,844)	$70,612
(Benefit from) provision for income taxes	(15,107)	(23,279)	26,087
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	—	8,150
Interest expense	20,797	19,913	81,798
Depreciation and amortization	39,450	38,430	161,975
Equity-based compensation expense (b)	3,198	7,545	17,805
Loss on impairment or disposal of assets and certain non-cash expenses (c)	109	395	18,576
Business optimization, development and strategic initiative costs (d)	5,108	11,466	23,102
Certain investment costs and other taxes(e)	50	178	3,225
Other adjusting items (f)	(169)	10,494	4,067
Adjusted EBITDA(g)	$16,416	$2,298	$415,397
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (h)			21,400
Adjusted EBITDA, after cost savings (i)			$436,797

Prior to the Amended Credit Agreement, the credit agreement governing the Company’s Senior Secured Credit Facilities limited the amount of certain add-backs as described in footnotes (d), (f) and (i) below.  The Adjusted EBITDA for all periods above reflects the current definitions in the Amended Credit Agreement.  The following table reconciles the Adjusted EBITDA calculation as previously defined prior to the Amended Credit Agreement to the Adjusted EBITDA calculation as defined in the Amended Credit Agreement.  This table is presented as supplemental information only:

For the Three Months Ended March 31, 2018
(Unaudited, in thousands)
Adjusted EBITDA (as previously defined)	$(117)
Certain expenses over previous credit agreement limit (d)	—
Taxes related to other adjusting items not previously added back (f)	2,415
Adjusted EBITDA (as defined in the Amended Credit Agreement)	$2,298

(a)

Reflects the write-off of $8.2 million in debt issuance costs incurred on the Term B-5 Loans during the twelve months ended March 31, 2019. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

(b)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation.  For the three months ended March 31, 2018 and the twelve months ended March 31, 2019, includes approximately $4.5 million and $1.0 million, respectively, related to equity awards which were accelerated in connection with the departure of certain executives, as required by their respective employment agreements (see Note 12–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details).

(c)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals and impairments.  For the twelve months ended March 31, 2019, includes approximately $10.9 million associated with certain rides and equipment which were removed from service.

(d)

For the three months ended March 31, 2019, reflects business optimization, development and other strategic initiative costs primarily related to $2.6 million of severance and other employment costs associated with positions eliminated and $2.3 million of third party consulting costs.  For the three months ended March 31, 2018, reflects business optimization, development and other strategic initiative costs primarily related to $8.8 million of severance and other employment costs associated with the departure of certain executives during the first quarter of 2018 as well as $2.0 million of third party consulting costs. For the twelve months ended March 31, 2019, reflects business optimization, development and other strategic initiative costs primarily related to $11.1 million of severance and other employment costs which includes costs associated with the departure of certain executives during 2018 and other costs related primarily to restructuring programs and $11.1 million of third party consulting costs. See Note 14–Restructuring and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements for further details.

Prior to the Amended Credit Agreement, due to limitations under the credit agreement governing our Senior Secured Credit Facilities, the amount which the Company was able to add back to Adjusted EBITDA for these costs, was limited to $15.0 million in any fiscal year. The Company did not have any costs exceeding this limit in the three months ended March 31, 2018.

(e)	For the twelve months ended March 31, 2019, includes a loss of approximately $2.8 million relating to expenses incurred and fees associated with the termination of an agreement in September 2018.
(f)

Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain legal matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.  For the three months ended March 31, 2018 and the twelve months ended March 31, 2019, also includes $8.1 million and $4.0 million, respectively, related to legal settlements.  See Note 11–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements for further details.

Prior to the Amended Credit Agreement, these items were excluded on an after-tax basis only, as such, the Adjusted EBITDA calculation for the three months ended March 31, 2018 previously reported did not reflect related taxes of approximately $2.4 million.

(g)

Adjusted EBITDA is defined as net (loss) income before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items permitted in calculating covenant compliance under the credit agreement governing the Company’s Senior Secured Credit Facilities. The Adjusted EBITDA presentation for the prior periods has been changed to conform with the current period presentation.  In particular, the Adjusted EBITDA calculation was changed to conform with the changes made to its definition in the Amended Credit Agreement.  Prior to the Amended Credit Agreement, the credit agreement governing our Senior Secured Credit Facilities limited the amount of certain add-backs as described in footnotes (d) and (f) above.

(h)

The Senior Secured Credit Facilities permits the Company’s calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings the Company expects to realize over the following 18 month period related to certain specified actions, including restructurings and cost savings initiatives.  These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Amended Credit Agreement and does not impact the Company’s reported GAAP net (loss) income.  The Amended Credit Agreement limits the amount of such estimated savings which may be reflected to 25% of Adjusted EBITDA, calculated for the last twelve months before the impact of these estimated cost savings. Prior to the Amended Credit Agreement, the credit agreement limited the amount of such estimated savings which could be reflected in the calculation of Adjusted EBITDA to $10.0 million for any four consecutive fiscal quarters calculated as the amount the Company expected to realize over the following 12 month period.

(i)

The Senior Secured Credit Facilities permits the Company’s calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings as described in footnote (h) above.

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These critical accounting policies include impairment of long-lived assets, goodwill and other indefinite-lived intangible assets, accounting for income taxes, self-insurance reserves, and revenue recognition. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on March 1, 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $0.5 million will be reclassified as a reduction of interest expense.

After considering the impact of interest rate swap agreements, at March 31, 2019, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $519.5 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in one month LIBOR on our variable-rate debt would lead to an increase of approximately $5.6 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Effective on January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, Leases, which resulted in recording lease liabilities and right-of-use assets on our unaudited condensed consolidated balance sheet.  As a result of this adoption, we implemented changes to our internal control activities and processes related to our lease commitments.  These changes included implementing a new lease management software, establishing certain controls over financial reporting relating to leases and revising existing lease accounting policies and procedures.  See Note 2–Recent Accounting Pronouncements and Note 7–Leases in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  There have been no other changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements for further details concerning our legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on March 1, 2019, except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the first quarter of 2019.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2019	January 31, 2019	1,837	$23.88	—	$91,967,699
February 1, 2019	February 28, 2019	104,589	$27.24	—	250,000,000
March 1, 2019	March 31, 2019	26,460	$26.96	—	250,000,000
		132,886		—	$250,000,000

(1)

All purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

(2)

The Company’s Board of Directors had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Through December 31, 2018, the Company had repurchased an aggregate of $158.0 million under the Share Repurchase Program.  On February 22, 2019, the Board approved a replenishment to the Share Repurchase Program bringing the total amount available for future purchases back up to $250.0 million, which is the remaining authorization as of March 31, 2019.

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

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1†*	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Senior Leadership Team Executive Employees – Performance-Based Restricted Stock Units)

10.2†*	Form of Option Grant Notice and Option Agreement (Tier 2– Time-Based Options)

10.3†*	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Annual Incentive Plan Award)

10.4†*	Offer Letter of Employment, Agreed and Accepted the 2nd day of June, 2018, between SeaWorld Entertainment, Inc. and Walter Bogumil

10.5†*	Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement between SeaWorld Entertainment, Inc. and Gustavo Antorcha, dated March 14, 2019

10.6†*	Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement between SeaWorld Entertainment, Inc. and Gustavo Antorcha, dated March 14, 2019

10.7†*	Option Grant Notice and Option Agreement between SeaWorld Entertainment, Inc. and Gustavo Antorcha, dated March 14, 2019

10.8

Letter Agreement, dated May 3, 2019, between Sun Wise (UK) Co., LTD and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-35883))

10.9

Letter Agreement, dated May 3, 2019, between Lord Central Opportunity V Limited and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-35883))

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement
*	Filed herewith

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)
Date: May 8, 2019	By: /s/ Marc G. Swanson
Date: May 8, 2019	Marc. G. Swanson Chief Financial Officer (Principal Financial Officer) By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Accounting Officer
(Principal Accounting Officer)