Form 10-Q
period 2019-06-30
SeaWorld Entertainment, Inc.
filed 2019-08-07
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Registrant’s telephone number, including area code: (407) 226-5011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☒

The registrant had outstanding 78,684,920 shares of Common Stock, par value $0.01 per share as of August 1, 2019.

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

•	seasonal fluctuations in operating results;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	technology interruptions or failures that impair access to our websites or information technology systems;
•	increased labor costs and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	loss of key personnel;
•	unionization activities or labor disputes;
•	inability to meet workforce needs;
•	inability to realize the benefits of developments, restructurings, acquisitions or other strategic initiatives, and the impact of the costs associated with such activities;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	inability to retain our current credit ratings;

•	our substantial leverage;
•	changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses, including by legislation at federal, state or local levels;
•	delays, restrictions or inability to obtain or maintain permits;
•	financial distress of strategic partners or other counterparties;
•	changes to immigration, foreign trade, investments or other policies;
•	inability to realize the full value of our intangible assets;
•	changes in tax laws;
•	tariffs or other trade restrictions;
•	actions of activist stockholders;
•	the ability of Hill Path Capital LP to significantly influence our decisions;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$43,601	$34,073
Accounts receivable, net	63,282	57,980
Inventories	43,219	35,814
Prepaid expenses and other current assets	18,219	18,700
Total current assets	168,321	146,567
Property and equipment, at cost	3,148,134	3,057,038
Accumulated depreciation	(1,426,625)	(1,365,006)
Property and equipment, net	1,721,509	1,692,032
Goodwill, net	66,278	66,278
Trade names/trademarks, net	157,609	158,343
Right of use assets-operating leases	144,634	—
Other intangible assets, net	523	14,120
Deferred tax assets, net	22,931	23,527
Other assets, net	14,329	14,735
Total assets	$2,296,134	$2,115,602
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$132,952	$120,024
Current maturities of long-term debt, including revolving credit facility of $145,000 and $30,000 as of June 30, 2019 and December 31, 2018, respectively	160,505	45,505
Operating lease obligations	4,105	—
Accrued salaries, wages and benefits	14,750	20,966
Deferred revenue	163,140	101,110
Other accrued liabilities	20,808	23,066
Total current liabilities	496,260	310,671
Long-term debt, net of debt issuance costs of $5,782 and $6,641 as of June 30, 2019 and December 31, 2018, respectively	1,488,700	1,494,679
Long-term operating lease obligations	127,099	—
Deferred tax liabilities, net	13,768	10,711
Other liabilities	38,759	34,347
Total liabilities	2,164,586	1,850,408
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 93,884,971 and 93,400,929 shares issued at June 30, 2019 and December 31, 2018, respectively	939	934
Additional paid-in capital	669,482	663,834
Accumulated other comprehensive (loss) income	(2,646)	2,284
Accumulated deficit	(133,324)	(148,955)
Treasury stock, at cost (15,790,463 and 10,174,589 shares at June 30, 2019 and December 31, 2018, respectively)	(402,903)	(252,903)
Total stockholders’ equity	131,548	265,194
Total liabilities and stockholders’ equity	$2,296,134	$2,115,602

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues:
Admissions	$227,828	$225,806	$356,741	$355,809
Food, merchandise and other	178,164	166,115	269,826	253,278
Total revenues	405,992	391,921	626,567	609,087
Costs and expenses:
Cost of food, merchandise and other revenues	32,006	31,899	49,219	48,950
Operating expenses (exclusive of depreciation and amortization shown separately below)	170,398	190,100	320,283	345,573
Selling, general and administrative expenses	67,205	71,003	109,969	134,527
Restructuring and other separation costs	66	3,691	2,632	12,526
Depreciation and amortization	40,053	40,018	79,503	78,448
Total costs and expenses	309,728	336,711	561,606	620,024
Operating income (loss)	96,264	55,210	64,961	(10,937)
Other (income) expense, net	(79)	(42)	(52)	21
Interest expense	21,803	20,561	42,600	40,474
Income (loss) before income taxes	74,540	34,691	22,413	(51,432)
Provision for (benefit from) income taxes	21,889	11,994	6,782	(11,285)
Net income (loss)	$52,651	$22,697	$15,631	$(40,147)
Other comprehensive income (loss):
Unrealized (loss) gain on derivatives, net of tax	(2,866)	2,476	(4,930)	9,967
Comprehensive income (loss)	$49,785	$25,173	$10,701	$(30,180)
Earnings (loss) per share:
Earnings (loss) per share, basic	$0.65	$0.26	$0.19	$(0.47)
Earnings (loss) per share, diluted	$0.64	$0.26	$0.19	$(0.47)
Weighted average common shares outstanding:
Basic	81,520	86,399	82,432	86,305
Diluted	82,167	86,885	83,216	86,305

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at December 31, 2018	93,400,929	$934	$663,834	$(148,955)	$2,284	$(252,903)	$265,194
Equity-based compensation	—	—	3,198	—	—	—	3,198
Unrealized loss on derivatives, net of tax benefit of $744	—	—	—	—	(2,064)	—	(2,064)
Vesting of restricted shares	440,646	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(132,886)	(1)	(3,605)	—	—	—	(3,606)
Exercise of stock options	39,928	—	715	—	—	—	715
Adjustments to previous dividend declarations	—	—	3	—	—	—	3
Net loss	—	—	—	(37,020)	—	—	(37,020)
Balance at March 31, 2019	93,748,617	$937	$664,141	$(185,975)	$220	$(252,903)	$226,420
Equity-based compensation	—	—	4,084	—	—	—	4,084
Unrealized loss on derivatives, net of tax benefit of $1,055	—	—	—	—	(2,866)	—	(2,866)
Vesting of restricted shares	57,642	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(12,536)	—	(362)	—	—	—	(362)
Exercise of stock options	91,248	1	1,619	—	—	—	1,620
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 5,615,874 treasury shares	—	—	—	—	—	(150,000)	(150,000)
Net income	—	—	—	52,651	—	—	52,651
Balance at June 30, 2019	93,884,971	$939	$669,482	$(133,324)	$(2,646)	$(402,903)	$131,548

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at December 31, 2017	92,637,403	$926	$641,324	$(194,837)	$(5,076)	$(154,871)	$287,466
Impact of adoption of ASU 2018-02	—	—	—	1,094	(1,094)	—	—
Equity-based compensation	—	—	7,545	—	—	—	7,545
Unrealized gain on derivatives, net of tax expense of $2,774	—	—	—	—	7,491	—	7,491
Vesting of restricted shares	360,092	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(108,432)	(1)	(1,633)	—	—	—	(1,634)
Exercise of stock options	484	—	7	—	—	—	7
Adjustments to previous dividend declarations	—	—	47	—	—	—	47
Net loss	—	—	—	(62,844)	—	—	(62,844)
Balance at March 31, 2018	92,889,547	$929	$647,286	$(256,587)	$1,321	$(154,871)	$238,078
Equity-based compensation	—	—	5,892	—	—	—	5,892
Unrealized gain on derivatives, net of tax expense of $918	—	—	—	—	2,476	—	2,476
Vesting of restricted shares	135,114	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(28,592)	—	(635)	—	—	—	(635)
Exercise of stock options	64,106	1	1,177	—	—	—	1,178
Adjustments to previous dividend declarations	—	—	(5)	—	—	—	(5)
Net income	—	—	—	22,697	—	—	22,697
Balance at June 30, 2018	93,060,175	$931	$653,714	$(233,890)	$3,797	$(154,871)	$269,681

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$15,631	$(40,147)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,503	78,448
Amortization of debt issuance costs and discounts	1,773	2,311
Loss on sale or disposal of assets, net	550	7,651
Deferred income tax provision (benefit)	5,463	(11,823)
Equity-based compensation	7,282	13,437
Changes in assets and liabilities:
Accounts receivable	(7,033)	(43,858)
Inventories	(7,399)	(8,882)
Prepaid expenses and other current assets	976	(558)
Accounts payable and accrued expenses	15,167	22,487
Accrued salaries, wages and benefits	(6,216)	7,783
Deferred revenue	64,052	87,724
Other accrued liabilities	(2,989)	13,050
Right-of-use assets and operating lease obligations	263	—
Other assets and liabilities	363	(809)
Net cash provided by operating activities	167,386	126,814
Cash Flows From Investing Activities:
Capital expenditures	(112,738)	(97,372)
Other investing activities	(52)	(477)
Net cash used in investing activities	(112,790)	(97,849)
Cash Flows From Financing Activities:
Repayments of long-term debt	(7,753)	(11,854)
Proceeds from draws on revolving credit facility	219,000	55,000
Repayments of revolving credit facility	(104,000)	(70,000)
Purchase of treasury stock	(150,000)	—
Payment of tax withholdings on equity-based compensation through shares withheld	(3,968)	(2,269)
Exercise of stock options	2,335	1,185
Other financing activities	(398)	(304)
Net cash used in financing activities	(44,784)	(28,242)
Change in Cash and Cash Equivalents, including Restricted Cash	9,812	723
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	35,007	33,997
Cash and Cash Equivalents, including Restricted Cash—End of period	$44,819	$34,720
Supplemental Disclosure of Noncash Investing Activities:
Capital expenditures in accounts payable	$28,553	$32,715

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

	June 30,	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$43,601	$34,073
Restricted cash, included in other current assets	1,218	934
Total cash, cash equivalents and restricted cash	$44,819	$35,007

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

Deferred revenue primarily includes revenue associated with pass products and contract liability balances related to licensing and international agreements collected in advance of the Company’s performance and expected to be recognized in future periods. At both June 30, 2019 and December 31, 2018, $10.0 million is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets related to the Company’s international agreement, as discussed in the following section, which the Company expects to recognize over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.

The following table reflects the Company’s deferred revenue balance as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In thousands)
Deferred revenue, including long-term portion	$173,487	$111,181
Less: Deferred revenue, long-term portion, included in other liabilities	10,347	10,071
Deferred revenue, short-term portion	$163,140	$101,110

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

International Agreements

The Company has received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a potential project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $4.4 million and $3.8 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

In March 2017, the Company entered into a Park Exclusivity and Concept Design Agreement and a Center Concept and Preliminary Design Support Agreement (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau through December 2019. In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed.  There were no amounts recorded as revenue related to the ZHG Agreements in the three months ended June 30, 2019.  For the six months ended June 30, 2019, the Company recorded approximately $1.7 million, and for the three and six months ended June 30, 2018, the Company recorded approximately $1.3 million and $2.5 million, respectively, in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) related to the ZHG Agreements. See Note 10–Related-Party Transactions for further details.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows:

	For the Three Months Ended June 30,
	2019			2018
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$52,651	81,520	$0.65	$22,697	86,399	$0.26
Effect of dilutive incentive-based awards		647			486
Diluted earnings per share	$52,651	82,167	$0.64	$22,697	86,885	$0.26

	For the Six Months Ended June 30,
	2019			2018
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$15,631	82,432	$0.19	$(40,147)	86,305	$(0.47)
Effect of dilutive incentive-based awards		784			—
Diluted earnings (loss) per share	$15,631	83,216	$0.19	$(40,147)	86,305	$(0.47)

In accordance with the Earnings Per Share Topic of the ASC, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock awards). Unvested restricted stock awards are eligible to receive dividends, if any; however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of formerly restricted stock are included in the calculation of basic earnings (loss) per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During periods when the Company is in a net loss position, basic loss per share is the same as diluted loss per share as the effects of potentially dilutive securities are anti-dilutive due to the net loss. During the three and six months ended June 30, 2019, there were approximately 407,000 and 253,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively, and approximately 2,023,000 during the three months ended June 30, 2018.  During the six months ended June 30, 2018, there were approximately 3,882,000 potentially dilutive securities excluded from the computation of diluted loss per share due to the Company’s net loss in that period.  The Company’s outstanding performance-vesting restricted awards of approximately 2,148,000 and 1,950,000 as of June 30, 2019 and 2018, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings (loss) per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2019 was 29.4% and 30.3%, respectively, and differs from the statutory federal income tax rate of 21% primarily due to state income taxes, a valuation allowance adjustment on state net operating loss carryforwards and other permanent items including equity-based compensation.  Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for certain state net operating loss carryforwards, the Company has recorded a valuation allowance of approximately $5.3 million and $2.8 million, net of federal tax benefit, on the deferred tax assets related to those state net operating losses as of June 30, 2019 and December 31, 2018, respectively.

The Company’s consolidated effective tax rate for the three and six months ended June 30, 2018 was 34.6% and 21.9%, respectively, and differs from the statutory federal income tax rate of 21% primarily due to state income taxes and other permanent items, including a nondeductible legal settlement and equity-based compensation.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2019 and December 31, 2018, consisted of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Accrued property taxes	$7,134	$—
Self-insurance reserve	7,203	6,895
Accrued interest	1,397	490
Other	5,074	15,681
Total other accrued expenses	$20,808	$23,066

As of December 31, 2018, other liabilities above included $11.5 million related to the EZPay plan lawsuit legal settlement, which was funded during the three months ended June 30, 2019.  See further details in Note 11–Commitments and Contingencies.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Term B-5 Loans (effective interest rate of 5.40% and 5.52% at June 30, 2019 and December 31, 2018, respectively)	$1,515,636	$1,523,389
Revolving credit facility (effective interest rate of 5.12% and 5.17% at June 30, 2019 and December 31, 2018, respectively)	145,000	30,000
Total long-term debt	1,660,636	1,553,389
Less: discounts	(5,649)	(6,564)
Less: debt issuance costs	(5,782)	(6,641)
Less: current maturities, including revolving credit facility	(160,505)	(45,505)
Total long-term debt, net	$1,488,700	$1,494,679

SEA is the borrower under the senior secured credit facilities as amended pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).  On October 31, 2018, SEA entered into a refinancing amendment, Amendment No. 9 (the “Amended Credit Agreement”).

Senior Secured Credit Facilities

As of June 30, 2019, the Senior Secured Credit Facilities consisted of $1.516 billion in Term B-5 Loans which will mature on March 31, 2024 and a $210.0 million revolving credit facility (the “Revolving Credit Facility”), of which $145.0 million was outstanding as of June 30, 2019.  The outstanding balance on the Revolving Credit Facility was included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 due to the Company’s intent to repay the borrowings within the following twelve month period.

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

As of June 30, 2019, SEA had approximately $20.4 million of outstanding letters of credit and $145.0 million outstanding on its Revolving Credit Facility leaving approximately $44.6 million available for borrowing. Subsequent to June 30, 2019, SEA repaid $115.0 million on the Revolving Credit Facility.

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

The Amended Credit Agreement removed all previous financial covenants on the Term B-5 Loans. The Revolving Credit Facility requires that SEA comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility. Based on the outstanding Revolving Credit Facility balance as of June 30, 2019, SEA was required to comply with this financial covenant.  As of June 30, 2019, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

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

As of June 30, 2019, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 3.55 to 1.00, which results in the Company having approximately $200.0 million available capacity for restricted payments in 2019.  During the six months ended June 30, 2019, the Company used approximately $150.0 million of its available restricted payments capacity for a share repurchase (see Note 10–Related-Party Transactions and Note 13–Stockholders’ Equity for further details).  The available capacity for restricted payments is recalculated at the beginning of each quarter, or upon declaration of a restricted payment as set forth in the credit agreement.

Long-term debt at June 30, 2019 is repayable as follows, and does not include the impact of any future voluntary prepayments. The outstanding balance under the Revolving Credit Facility is included below based on the Company’s intent to repay the borrowings.

Years Ending December 31:	(In thousands)
Remainder of 2019	$152,754
2020	15,505
2021	15,505
2022	15,505
2023	15,505
Thereafter	1,445,862
Total	$1,660,636

Interest Rate Swap Agreements

As of June 30, 2019, the Company has five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on the LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; provide that the Company receives a variable rate of interest based upon the greater of 0.75% or the BBA LIBOR; and have interest settlement dates occurring on the last day of June, September, December and March through maturity.

SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 8–Derivative Instruments and Hedging Activities.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $39.8 million and $43.7 million in the six months ended June 30, 2019 and 2018, respectively. Cash paid for interest in the six months ended June 30, 2018 includes $5.1 million relating to the Company’s fourth quarter 2017 interest payable on its Senior Secured Credit Facilities which was paid on January 5, 2018.

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

Under the provisions of ASC 842, right of use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the term of the operating lease.

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

Certain of the Company’s lease agreements include rental payments based on a percentage of sales over contractual levels and others include rental payments adjusted periodically for inflation. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses in the Company’s unaudited condensed consolidated statements of comprehensive income (loss) in the same line item as the expense arising from fixed lease payments. The Company’s lease agreements do not contain any material residual value guarantees, material restrictive covenants or material variable lease costs other than those described below related to the Company’s land lease.

The Company has a land lease which consists of a long-term lease with the City of San Diego covering approximately 190 acres, including approximately 17 acres of water in Mission Bay Park, California (the “Premises”). Under the terms of the lease, the Premises must be used as a marine park facility and related uses. In addition, the Company may not operate another marine park facility within a radius of 560 miles from the City of San Diego. The annual rent under the lease is variable and calculated on the basis of a specified percentage of the Company’s gross income from the Premises, or the minimum yearly rent, whichever is greater. The current lease term for the Premises ends in June 2048 with a corresponding lease liability being amortized using an estimated incremental borrowing rate of 8.2%.  The minimum yearly rent is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The current minimum yearly rent is approximately $10.4 million, which is subject to adjustment on January 1, 2020. Actual payments may vary from the annual straight-line minimum base rent based on shift of seasonal performance results. Rent payments related to the Premises for the three and six months ended June 30, 2019 were approximately $3.0 million and $4.7 million, respectively. Upon adoption of ASC 842, the Company also reclassified a favorable lease asset net balance of approximately $14.0 million related to the Premises from other intangible assets, net, to right of use assets-operating in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2019.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the lease balances and their classification in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

		June 30,
Leases	Classification	2019
Assets		(In thousands)
Operating leases	Right of use assets - operating	$144,634
Financing leases	Other assets, net	3,806
Total lease assets		$148,440
Liabilities
Current
Operating leases	Operating lease obligations	$4,105
Financing leases	Other accrued liabilities	700
Noncurrent
Operating leases	Long-term operating lease obligations	127,099
Financing leases	Other liabilities	3,155
Total lease liabilities		$135,059

		December 31,
Leases	Classification	2018
Assets		(In thousands)
Favorable lease asset	Other intangible assets, net	$13,961
Capital leases	Property and equipment, at cost	3,066
Capital leases, accumulated depreciation	Accumulated depreciation	(122)
Total lease assets		$16,905
Liabilities
Current
Capital leases	Other accrued liabilities	$143
Noncurrent
Capital leases	Other liabilities	2,822
Total lease liabilities		$2,965

The table below presents the lease costs and their classification in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2019:

Lease Cost	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
		(In thousands)
Operating lease cost	Operating expenses	$4,023	$6,781
Operating lease cost	Selling, general and administrative expenses	136	273
Financing lease cost
Amortization of leased assets	Depreciation and amortization	184	368
Interest on lease liabilities	Interest expense	37	77
Net lease cost		$4,380	$7,499

In addition to the operating lease costs above, short term rent expense for the three and six months ended June 30, 2019 was approximately $1.1 million and $1.9 million, respectively, and is included in operating expenses and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s lease maturities as of June 30, 2019:

	Operating leases
Years Ending December 31,	Land lease	Other operating leases	Total operating leases	Financing leases
	(In thousands)
Remainder of 2019	$5,201	$2,029	$7,230	$413
2020	10,401	3,843	14,244	825
2021	10,401	3,494	13,895	332
2022	10,401	2,497	12,898	208
2023	10,401	1,954	12,355	204
2024	10,401	1,740	12,141	201
Thereafter	244,431	2,993	247,424	2,593
Total lease payments	301,637	18,550	320,187	4,776
Less: Imputed interest	(185,865)	(3,118)	(188,983)	(921)
Present value of lease liabilities	$115,772	$15,432	$131,204	$3,855

Operating lease payments include approximately $7.2 million related to options to extend lease terms that are reasonably certain of being exercised.

The table below presents the future minimum lease payments for long-term non-cancellable operating and financing leases under ASC 840 as of December 31, 2018:

Years Ending December 31,	Operating leases	Financing leases
	(In thousands)
2019	$16,578	$231
2020	14,179	226
2021	13,111	220
2022	11,416	208
2023	10,479	204
Thereafter	265,234	2,794
Total lease payments	$330,997	3,883
Less: Interest		(918)
Total principal payable on financing leases		$2,965

The table below presents the weighted average remaining lease terms and applicable discount rates as of June 30, 2019:

Lease term and discount rate
Weighted average remaining lease term (years)
Operating leases	26.29
Financing leases	14.35
Weighted average discount rate
Operating leases	8.11%
Financing leases	3.67%

The table below presents the cash flows and supplemental information associated with the Company’s leasing activities for the six months ended June 30, 2019:

Other Information
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash flows from operating leases	$6,793
Operating cash flows from financing leases	$77
Financing cash flows from financing leases	$339
Right of use assets obtained in exchange for lease obligations
Financing leases	$1,230
Operating leases	$133,297

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All long-lived assets, including right of use assets associated with leases, are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. The measurement of an impairment loss to be recognized is based upon the difference between the estimated fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis.

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

As of June 30, 2019 and December 31, 2018, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and six months ended June 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of June 30, 2019, the Company has five Interest Rate Swap Agreements that mature on May 14, 2020, which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt.

The interest rate swap agreements are designated as cash flow hedges of interest rate risk. The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $3.7 million will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	Liability Derivatives		Asset Derivatives
	As of June 30, 2019		As of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	(In thousands)
Interest rate swap agreements	Other liabilities	$3,619	Other assets	$3,109

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships:	(In thousands)
(Loss) gain recognized in accumulated other comprehensive income (loss)	$(3,572)	$3,777	$(5,525)	$15,893
Loss reclassified from accumulated other comprehensive income (loss) to interest expense	$(349)	$(383)	$(1,204)	$(2,234)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of June 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.7 million. As of June 30, 2019, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of $3.7 million.

Changes in Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax for the six months ended June 30, 2019:

	Losses on Cash Flow Hedges
Accumulated other comprehensive income (loss):	(In thousands)
Accumulated other comprehensive income at December 31, 2018		$2,284
Other comprehensive loss before reclassifications	(4,048)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	(882)
Unrealized loss on derivatives, net of tax		(4,930)
Accumulated other comprehensive loss at June 30, 2019		$(2,646)

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

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of June 30, 2019 and December 31, 2018. The fair value of the term loans as of June 30, 2019 and December 31, 2018 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2019. The Company did not have any assets measured on a recurring basis at fair value as of June 30, 2019. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of June 30, 2019:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2019
Liabilities:	(In thousands)
Derivative financial instruments (a)	$—	$3,619	$—	$3,619
Long-term obligations (b)	$—	$1,660,636	$—	$1,660,636

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $3.6 million as of June 30, 2019.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $160.5 million and long-term debt of $1.489 billion as of June 30, 2019.

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

10. RELATED-PARTY TRANSACTIONS

On March 24, 2017, the Company entered into the ZHG Agreements with Zhonghong Holding, an affiliate of ZHG Group, who at the time owned approximately 21% of the outstanding shares of the Company.  In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed. See Note 1–Description of Business and Basis of Presentation for further details including amounts recorded as revenue related to the ZHG Agreements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed, Sun Wise (UK), Co., Ltd, an affiliate to the ZHG Group (“Sun Wise”), previously held beneficial ownership of 19,452,063 shares (the “Pledged Shares”) of the Company’s common stock.  Sun Wise had pledged such shares in connection with certain loan obligations of Sun Wise.  Sun Wise subsequently defaulted on such loan obligations and, as a result, PA Eminent Opportunity VI Limited (a controlled affiliate of PAG (f/k/a Pacific Alliance Group)) and China Huarong International Holdings Limited (together, the “Lenders”) foreclosed on the Pledged Shares and, accordingly, the Pledged Shares were transferred to Lord Central Opportunity V Limited, (the “Security Agent”), as security agent for the Lenders on May 3, 2019 (the “Transfer”).

On May 27, 2019, the Security Agent entered into a share repurchase agreement with the Company pursuant to which the Security Agent agreed to sell and the Company agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent at a price per share equal to $26.71 (the “SEAS Repurchase”) for a total cost of approximately $150.0 million. The SEAS Repurchase closed on May 30, 2019.

On May 27, 2019, the Security Agent also entered into a stock purchase agreement with Hill Path Capital LP (“Hill Path”) and certain of its affiliates pursuant to which the Security Agent agreed to sell and certain affiliates of Hill Path agreed to purchase, in the aggregate, 13,214,000 of the Pledged Shares held by the Security Agent at a price per share equal to $26.71 (the “HP Purchase”). The purchase closed on May 30, 2019, at which time, Hill Path’s ownership percentage increased to 34.6%.

Also on May 27, 2019, in connection with the HP Purchase, the Company concurrently entered into a stockholders agreement, a registration rights agreement and an undertaking agreement with Hill Path (the “HP Agreements”).  Under the HP Agreements, the Company agreed to appoint up to three Hill Path director designees to its Board of Directors and Hill Path agreed to certain customary standstill obligations, restrictions regarding the manner of sale of shares, and equal treatment for any change in control transaction. In addition, Hill Path agreed that shares held in excess of 24.9% generally would be voted consistent with the Board’s recommendations or consistent with the shares voted by the Company’s other stockholders.  The Company also agreed to reimburse Hill Path for up to $250,000 of their expenses in connection with the HP Agreements.  During the three months ended June 30, 2019, the Company reimbursed Hill Path for $250,000 in expenses incurred.

See Note 13–Stockholder’s Equity for further details.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Securities Class Action Lawsuits

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 27, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its directors, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 29, 2015, the Company and the other defendants filed motions to dismiss the amended complaint.  On March 31, 2016, the Court granted the motions to dismiss the amended complaint, in its entirety, without prejudice.  On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint (“Second Amended Complaint”), which, among other things, no longer names the Company’s Board or underwriters as defendants and no longer brings claims based on the prospectuses and registration statements.  On September 30, 2016, the Court denied the renewed motion to dismiss the Second Amended Complaint.

On May 19, 2017, Plaintiffs filed a motion for class certification, which the Court granted on November 29, 2017. On December 13, 2017, Defendants filed a petition for permission to appeal the Court’s class certification order with the United States Court of Appeals for the Ninth Circuit, which was denied on June 28, 2018. Discovery is now complete and, on April 15, 2019, Defendants filed a motion for summary judgment.  Also on April 15, 2019, Defendants filed motions to exclude each of Plaintiffs’ three expert witnesses and Plaintiffs filed motions to exclude two of Defendants’ expert witnesses.  The briefing on the motions is complete. The date for oral argument was adjourned and has not yet been rescheduled. Trial is currently scheduled to begin on January 21, 2020.  The Company believes that the class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, Case No. 3:18-cv-01276-L-BLM, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers (collectively, the “Defendants”).  The plaintiffs, which are investment funds managed by a common adviser (collectively, the “Plaintiffs”) allege, among other things, that the Defendants made false and misleading statements, in violation of the federal securities laws and Florida common law, regarding the impact of the documentary Blackfish on SeaWorld’s business.  The complaint further alleges that such statements were made to induce Plaintiffs to purchase common stock of the Company at artificially-inflated prices and that Plaintiffs suffered investment losses as a result.  The Plaintiffs are seeking unspecified compensatory damages and other relief.  On October 19, 2018, Defendants moved for partial dismissal of the complaint.  On February 7, 2019, the Court granted Defendants’ motion and dismissed Plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements.  On May 1, 2019, Defendants filed their answer to Plaintiffs’ complaint.  On July 1, 2019, the parties filed a joint motion for a stay of all proceedings in the case pending the resolution of the motion for summary judgment filed by Defendants in the related securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al. described above.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

The Company filed a motion for summary judgment on October 30, 2017 which the Court granted in part and denied in part.  On May 23, 2018, the plaintiffs represented to the Court that they will not file a motion for class certification.  The case is no longer a class action.  All three named plaintiffs continue to have claims for individual restitution in a nominal amount and injunctive relief. Trial is currently scheduled for April 2020.  Pre-trial motions and mediation proceedings are continuing.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

EZPay Plan Class Action Lawsuit

On December 3, 2014, a purported class action lawsuit was filed in the United States District Court for the Middle District of Florida, Tampa Division against SeaWorld Parks & Entertainment, Inc. The case, captioned Jason Herman, Joey Kratt, and Christina Lancaster, as individuals and on behalf of all others similarly situated, v. SeaWorld Parks & Entertainment, Inc. Case No. 8:14-cv-03028-MSS-JSS, was certified as a class action in 2018.  The Court certified a class action on two claims for relief -- breach of contract and violation of federal Electronic Funds Transfer Act, 15 U.S.C. section 1693 et seq. on behalf of three individual plaintiffs and two classes: (i) individuals in the states of Florida, Texas, Virginia and California who paid for an annual pass through EZ pay in “less than twelve months,” had their passes automatically renewed and did not use the renewed passes after the first year or were not issued a full refund of payments made after the twelfth payment; and (ii) all of these same individuals who used debit cards.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2018, the Company reached a preliminary agreement in principle to settle this matter for a payment of $11.5 million into a common fund, plus certain administrative costs and expenses associated with the proposed settlement. At a fairness hearing held April 18, 2019, the Court approved the settlement. On April 29, 2019, the Court entered an order approving the final settlement.  The Company has funded the $11.5 million settlement and is working with a class action administrator to facilitate the settlement in accordance with the terms of the settlement agreement.

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

License Commitments

On May 16, 2017, SEA entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  SEA’s principal commitments pursuant to the License Agreement include: (i) opening a new Sesame Place theme park no later than mid-2021 in a location to be determined; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives.  As of June 30, 2019, the Company estimates the combined remaining obligations for these commitments could be up to approximately $60.0 million over the remaining term of the agreement.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. On March 27, 2019, the Company opened a new Sesame Land in SeaWorld Orlando.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Equity compensation expense included in operating expenses	$676	$2,667	$2,033	$4,230
Equity compensation expense included in selling, general and administrative expenses	3,408	3,225	5,249	9,207
Total equity compensation expense	$4,084	$5,892	$7,282	$13,437

Equity compensation expense included in selling, general and administrative expenses for the three and six months ended June 30, 2018, includes approximately $1.0 million and $5.5 million, respectively, related to certain equity awards which were accelerated to vest in connection with the departure of certain executives as required by their respective employment agreements (see Note 14–Restructuring and Other Separation Costs for further details).

The activity related to the Company’s time-vesting and performance-vesting awards during the six months ended June 30, 2019 is as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award
Outstanding at December 31, 2018	901,704	$17.34	560,710	$15.06	1,155,486	$15.82
Granted	72,078	$27.02	225,080	$25.70	1,233,742	$25.70
Vested	(144,340)	$18.75	(321,715)	$15.05	(32,233)	$15.36
Forfeited	(155,723)	$15.15	(259,814)	$15.93	(413,384)	$19.20
Outstanding at June 30, 2019	673,719	$18.57	204,261	$25.70	1,943,611	$21.38

The activity related to the Company’s stock option awards during the six months ended June 30, 2019 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	764,577	$18.05
Granted	430,390	$25.70
Forfeited	(92,095)	$20.97
Expired	(8,593)	$18.52
Exercised	(131,176)	$17.80
Outstanding at June 30, 2019	963,103	$21.22	7.67	$9,417
Exercisable at June 30, 2019	464,385	$18.38	6.21	$5,859

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2019 was $8.45. Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the six months ended June 30, 2019 were:

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

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 8,710,000 shares are available for future issuance as of June 30, 2019.

Bonus Performance Restricted Awards

During the six months ended June 30, 2019, the Company granted performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2019 (the “2019 Bonus Plan”).  The 2019 Bonus Plan provides for bonus awards payable 50% in cash and 50% in Bonus Performance Restricted Units and is based upon the Company’s achievement of specified performance goals, as defined by the 2019 Bonus Plan, with respect to the year ending December 31, 2019 (the “Fiscal 2019”). The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2019 which ranges from 0% (if below threshold performance) up to 200% (at or above maximum performance).

The Company also had an annual bonus plan for the fiscal year ended December 31, 2018 (“Fiscal 2018”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2018.  Based on the Company’s actual Fiscal 2018 results, a portion of these Bonus Performance Restricted Units vested in the six months ended June 30, 2019 and the remaining forfeited in accordance with their terms.

Long-Term Incentive Awards

During the six months ended June 30, 2019, the Company granted long-term incentive plan awards for 2019 (the “2019 Long-Term Incentive Grant”) which were comprised of nonqualified stock options (the “Long-Term Incentive Options”) and performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”). Long-Term Incentive Awards for 2019, 2020 and 2021 combined were granted to certain employees during the six months ended June 30, 2019.  The Company does not expect additional Long-Term Incentive Awards to be granted to these employees until the earlier of 2022 or in the year when the Company’s three-year performance goal is achieved, if sooner than fiscal year 2021.

Long-Term Incentive Options

Long-Term Incentive Options vest over three years, with one-third vesting on each anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these options is recognized using the straight line method.

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units have a three-year performance period beginning on January 1, 2019 and ending on December 31, 2021 and vest based upon the Company’s achievement of specified performance goals for Fiscal 2021, as defined by the 2019 Long-Term Incentive Grant. The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above performance). Upon achievement of the performance goals, only 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year performance test period. The goal achieved must be met again or exceeded the next fiscal year before the remaining units are earned.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Incentive Time Restricted Units

During the six months ended June 30, 2019, the Company also granted time-restricted units which vest over three years to certain employees, with one-third vesting on each anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense is recognized using the straight line method.

Other

The Company also has outstanding long-term incentive time restricted shares, long-term incentive performance restricted shares and long-term incentive options granted under previous long-term incentive plan grants.  During the six months ended June 30, 2019, a portion of the previously granted long-term incentive performance restricted shares related to completed performance periods vested, with the remainder forfeiting in accordance with their terms.  The remaining outstanding long-term incentive performance restricted shares are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

The Company recognizes equity compensation expense for its performance-vesting restricted awards if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, a portion of its performance-vesting restricted awards are considered probable of vesting as of June 30, 2019; therefore, equity compensation expense has been recorded accordingly.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up or adjustment at such subsequent date.

13. STOCKHOLDERS’ EQUITY

As of June 30, 2019, 93,884,971 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which excludes 581,013 unvested shares of common stock and 2,240,578 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 12–Equity-Based Compensation) and includes 15,790,463 shares of treasury stock held by the Company.

Share Repurchase Program

The Board had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Through December 31, 2018, the Company had repurchased an aggregate of $158.0 million under the Share Repurchase Program.  On February 22, 2019, the Board approved a replenishment to the Share Repurchase Program bringing the total amount available for future purchases back up to $250.0 million.

During the three months ended June 30, 2019, the Company completed a share repurchase of 5,615,874 shares (see discussion relating to the SEAS Repurchase in Note 10–Related Party Transactions for further details). On August 2, 2019, the Board approved a replenishment to the Share Repurchase Program of $150.0 million, bringing the total amount authorized for future share repurchases back up to $250.0 million. There were no share repurchases under the Share Repurchase Program during the three and six month ended June 30, 2018.

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

14. RESTRUCTURING AND OTHER SEPARATION COSTS

The Company is committed to continuous improvement and regularly evaluates operations to ensure it is properly organized for performance and efficiency.  As a result, during the three and six months ended June 30, 2019, the Company recorded approximately $0.1 million and $2.6 million, respectively, in pre-tax charges primarily consisting of severance and other termination benefits related to positions eliminated in 2019, which is included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the Company announced a restructuring program (the “2018 Restructuring Program”) focused on reducing costs, improving operating margins and streamlining its management structure to create efficiencies and better align with its strategic business objectives.  The 2018 Restructuring Program involved the elimination of approximately 125 positions during the third quarter of 2018 across the Company’s theme parks and its corporate headquarters. As a result, during the year ended December 31, 2018, the Company recorded approximately $5.5 million in pre-tax restructuring charges primarily related to severance and other termination benefits, of which, $1.8 million was incurred during the three and six months ended June 30, 2018, which is included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). The Company will not incur any additional costs associated with the 2018 Restructuring Program in 2019 as all continuing service obligations were completed as of December 31, 2018.

Related activity for the six months ended June 30, 2019 was as follows:

	2019 Restructuring and other Separation Costs	2018 Restructuring Program
	(In thousands)
Liability as of December 31, 2018	$—	$537
Costs incurred	2,632	—
Payments made	(2,481)	(330)
Liability as of June 30, 2019	$151	$207

The remaining liability as of June 30, 2019 relates to restructuring and other related costs to be paid as contractually obligated by December 31, 2019 and is included in accrued salaries, wages and benefits in the accompanying unaudited condensed consolidated balance sheet.

Other

For the three and six months ended June 30, 2018, restructuring and other separation costs also includes severance and other employment expenses for certain executives who separated from the Company during 2018. In particular, on February 27, 2018, the Company announced that its President and Chief Executive Officer (the “Former CEO”) had stepped down from his position and resigned as a member of the Board. In connection with his departure, the Former CEO received a lump sum cash payment of approximately $6.7 million in severance-related benefits, in accordance with his employment agreement. Certain other executives who separated from the Company during the first six months of 2018 also received severance-related benefits in accordance with the terms of their respective employment agreements or relevant company plan, as applicable. These severance expenses are included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018.

Additionally, during the three and six months ended June 30, 2018, certain equity awards were accelerated to vest in connection with the departure of specific executives as required by their respective employment agreements.  As a result, the Company recorded incremental non-cash equity compensation expense during the three and six months ended June 30, 2018 related to these awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  See Note 12–Equity-Based Compensation for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.  Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Business Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands, including SeaWorld, Busch Gardens, Aquatica, Discovery Cove, Sesame Place and Sea Rescue. Over our more than 55-year history, we have developed a diversified portfolio of 12 highly differentiated theme parks and water parks that are grouped in key markets across the United States.  Many of our parks showcase our one-of-a-kind zoological collection and feature a diverse array of thrill and family rides, shows, educational demonstrations and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

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

See further discussion in the “Results of Operations” section which follows.  For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

We believe attendance in recent years was impacted by a variety of factors at some of our parks, including the external perceptions of our brands and reputation, which have also impacted relationships with some of our business partners, including certain ticket resellers that have terminated relationships with us and other zoological-themed attractions.  Given current results, we do not believe these factors have had a significant impact on our performance; however, we continuously monitor our external perceptions, making strategic marketing and sales adjustments, as necessary, to address these or any other items that could impact attendance.

For other factors affecting our attendance, see the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

We continue to focus on reducing costs, improving operating margins and streamlining our management structure to create efficiencies to better align with our strategic business objectives.  We remain committed to continuous improvement and regularly evaluate operations to ensure we are properly organized for performance and efficiency.  As part of these ongoing efforts, during the six months ended June 30, 2019, we recorded approximately $2.6 million in pre-tax charges primarily consisting of severance and other termination benefits related to positions eliminated in 2019, which is included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) included elsewhere in this Quarterly Report on Form 10-Q.  For the six months ended June 30, 2018, restructuring and other separation costs also includes severance and other employment expenses for certain executives who separated from the Company during 2018. See Note 14–Restructuring and Other Separation Costs to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

For other factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Recent Developments

On May 27, 2019, we entered into a share repurchase agreement to purchase approximately 5.6 million of our common stock at a price per share equal to $26.71 (the “SEAS Repurchase”). Also on May 27, 2019, Hill Path Capital LP (“Hill Path”) and certain of its affiliates entered into a stock purchase agreement to purchase, in the aggregate, approximately 13.2 million shares of our common stock (the “HP Purchase”).  The purchase closed on May 30, 2019, at which time, Hill Path’s ownership percentage increased to 34.6%.

For further details on these transactions, refer to Note 10–Related Party Transactions and Note 13–Stockholders’ Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC. Also see our Current Reports on Form 8-K, filed with the SEC on May 6, 2019, May 28, 2019 and May 30, 2019.

Leadership Changes

Effective February 18, 2019, our Board appointed Gustavo (“Gus”) Antorcha to serve as our Chief Executive Officer and John T. Reilly to serve as our Chief Operating Officer. Effective on March 31, 2019, Mr. Reilly resigned from his position of Chief Operating Officer.

On February 26, 2018, Joel K. Manby (the “Former CEO”) stepped down from his position as our President and Chief Executive Officer and resigned as a member of our Board.  In connection with his departure, the Former CEO received severance-related benefits in accordance with his employment agreement dated March 16, 2015.  Certain other executives who separated during 2018 also received severance-related benefits in accordance with the terms of their respective employment agreements or relevant company plan, as applicable.  These expenses are included in restructuring and other separation costs for the six months ended June 30, 2018 in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) included elsewhere in this Quarterly Report on Form 10-Q.

Additionally, certain equity awards were accelerated to vest in 2018 in connection with the departure of specific executives as required by their respective employment agreements. As a result, we recorded incremental non-cash equity compensation expense related to these awards, which is included in selling, general and administrative expenses for the three and six months ended June 30, 2018 in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).  See Note 14–Restructuring and Other Separation Costs and Note 12–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In March 2017, we entered into a Park Exclusivity and Concept Design Agreement and a Center Concept and Preliminary Design Support Agreement (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau through December 2019. In April 2019, we terminated the ZHG Agreements for non-payment of undisputed amounts owed. There were no amounts recorded as revenue related to the ZHG Agreements in the three months ended June 30, 2019.  For the six months ended June 30, 2019, we recorded approximately $1.7 million, and for the three and six months ended June 30, 2018, we recorded approximately $1.3 million and $2.5 million, respectively, in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) related to the ZHG Agreements. See further details in Note 1–Description of the Business and Basis of Presentation and Note 10–Related Party Transactions in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

For a discussion of certain risks associated with our international development strategy, see the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

The following discussion provides an analysis of our operating results for the three and six months ended June 30, 2019 and 2018. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table presents key operating and financial information for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended
	June 30,		Variance
	2019	2018	$	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$227,828	$225,806	$2,022	0.9%
Food, merchandise and other	178,164	166,115	12,049	7.3%
Total revenues	405,992	391,921	14,071	3.6%
Costs and expenses:
Cost of food, merchandise and other revenues	32,006	31,899	107	0.3%
Operating expenses (exclusive of depreciation and amortization shown separately below)	170,398	190,100	(19,702)	(10.4%)
Selling, general and administrative expenses	67,205	71,003	(3,798)	(5.3%)
Restructuring and other separation costs	66	3,691	(3,625)	(98.2%)
Depreciation and amortization	40,053	40,018	35	0.1%
Total costs and expenses	309,728	336,711	(26,983)	(8.0%)
Operating income	96,264	55,210	41,054	74.4%
Other income, net	(79)	(42)	(37)	(88.1%)
Interest expense	21,803	20,561	1,242	6.0%
Income before income taxes	74,540	34,691	39,849	114.9%
Provision for income taxes	21,889	11,994	9,895	82.5%
Net income	$52,651	$22,697	$29,954	132.0%
Other data:
Attendance	6,463	6,414	49	0.8%
Total revenue per capita	$62.82	$61.10	$1.72	2.8%
Admission per capita	$35.25	$35.21	$0.04	0.1%
In-park per capita spending	$27.57	$25.90	$1.67	6.4%

Admissions revenue. Admissions revenue for the three months ended June 30, 2019 increased $2.0 million, or 0.9%, to $227.8 million as compared to $225.8 million for the three months ended June 30, 2018. The increase in admissions revenue was primarily a result of an overall increase in attendance of approximately 49,000 guests, or 0.8%, and an increase in admission per capita.  We believe attendance in the second quarter was positively impacted by a calendar shift, related primarily to the later timing of Easter and spring break in 2019, as well as a continuation of and refinement of our pricing, marketing and communication strategies, and the positive reception of our new rides and compelling attractions and events. These factors were offset, largely by unfavorable weather at most of our parks, particularly in the month of June. Admission per capita increased by 0.1% to $35.25 for the three months ended June 30, 2019 compared to $35.21 in the prior year quarter.  Admission per capita benefitted from the visitation mix during the quarter along with price increases on certain products.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2019 increased $12.0 million, or 7.3%, to $178.2 million as compared to $166.1 million for the three months ended June 30, 2018. The increase results from an improvement in in-park per capita spending and the increase in attendance.  In-park per capita spending increased by 6.4% to $27.57 in the second quarter of 2019 compared to $25.90 in the second quarter of 2018.  In-park per capita spending improved primarily due to pricing initiatives and increased sales of in-park products.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2019 increased by $0.1 million, or 0.3%, to $32.0 million as compared to $31.9 million for the three months ended June 30, 2018.  These costs represent 18.0% and 19.2% of the related revenue earned for the three months ended June 30, 2019 and 2018, respectively.

Operating expenses. Operating expenses for the three months ended June 30, 2019 decreased by $19.7 million, or 10.4%, to $170.4 million as compared to $190.1 million for the three months ended June 30, 2018.  The decline in operating expenses primarily relates to a reduction in labor costs as a result of our focus on cost efficiencies and a decrease in non-cash fixed asset write-offs.  Operating expenses were 42.0% of total revenues for the three months ended June 30, 2019 compared to 48.5% for the three months ended June 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2019 decreased $3.8 million, or 5.3%, to $67.2 million as compared to $71.0 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, selling, general and administrative expenses includes approximately $4.3 million relating to expenses associated with the previously disclosed transfer of shares and HP Agreements (See Note 10–Related Party Transactions and Note 13–Stockholders’ Equity in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details). Excluding these expenses, selling, general and administrative expenses decreased largely due to a reduction in legal costs primarily related to a previously disclosed $4.0 million legal settlement accrued in the prior year as well as a decrease in salary and other costs resulting largely from our cost savings initiatives. As a percentage of total revenue, selling, general and administrative expenses were 16.6% for the three months ended June 30, 2019 compared to 18.1% for the three months ended June 30, 2018.

Restructuring and other separation costs. Restructuring and other separation costs for the three months ended June 30, 2018 primarily relates to severance and other employment expenses for certain employees whose employment terminated in 2018 and also includes $1.8 million related to the 2018 Restructuring Program.  See Note 14–Restructuring and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2019 was relatively flat at $40.1 million as compared to $40.0 million for the three months ended June 30, 2018.

Interest expense. Interest expense for the three months ended June 30, 2019 increased $1.2 million, or 6.0%, to $21.8 million as compared to $20.6 million for the three months ended June 30, 2018. The increase primarily relates to the impact of Amendment No. 9 to our Senior Secured Credit Facilities entered into on October 31, 2018 and increased LIBOR rates as well as a higher outstanding balance on our Revolving Credit Facility during the three months ended June 30, 2019, partially offset by the impact of interest rate swap agreements. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details on our long-term debt.

Provision for income taxes. The provision for income taxes in the three months ended June 30, 2019 was $21.9 million compared to $12.0 million for the three months ended June 30, 2018.  Our consolidated effective tax rate was 29.4% for the three months ended June 30, 2019 compared to 34.6% for the three months ended June 30, 2018.  The effective tax rate decreased primarily due to permanent items related to a nondeductible legal settlement and equity-based compensation and was partially offset by changes to the valuation allowance on state net operating loss carryforwards.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table presents key operating and financial information for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
	June 30,		Variance
	2019	2018	$	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$356,741	$355,809	$932	0.3%
Food, merchandise and other	269,826	253,278	16,548	6.5%
Total revenues	626,567	609,087	17,480	2.9%
Costs and expenses:
Cost of food, merchandise and other revenues	49,219	48,950	269	0.5%
Operating expenses (exclusive of depreciation and amortization shown separately below)	320,283	345,573	(25,290)	(7.3%)
Selling, general and administrative expenses	109,969	134,527	(24,558)	(18.3%)
Restructuring and other separation costs	2,632	12,526	(9,894)	(79.0%)
Depreciation and amortization	79,503	78,448	1,055	1.3%
Total costs and expenses	561,606	620,024	(58,418)	(9.4%)
Operating income (loss)	64,961	(10,937)	75,898	NM
Other (income) expense, net	(52)	21	(73)	NM
Interest expense	42,600	40,474	2,126	5.3%
Income (loss) before income taxes	22,413	(51,432)	73,845	NM
Provision for (benefit from) income taxes	6,782	(11,285)	18,067	NM
Net income (loss)	$15,631	$(40,147)	$55,778	NM
Other data:
Attendance	9,802	9,638	164	1.7%
Total revenue per capita	$63.92	$63.20	$0.72	1.1%
Admission per capita	$36.39	$36.92	$(0.53)	(1.4%)
In-park per capita spending	$27.53	$26.28	$1.25	4.8%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the six months ended June 30, 2019 increased $0.9 million, or 0.3%, to $356.7 million as compared to $355.8 million for the six months ended June 30, 2018. The increase in admissions revenue was primarily a result of an increase in attendance of approximately 164,000 guests, or 1.7%, partially offset by a decrease in admission per capita when compared to the first six months of 2018.  We believe the improved attendance results from a combination of factors including refined pricing, marketing and communications strategies, and the positive reception of our new rides and compelling attractions and events along with a favorable calendar shift.  These factors were largely offset by unfavorable weather during the period at several of our parks, particularly in the month of June.  Admission per capita decreased by 1.4% to $36.39 for the six months ended June 30, 2019 compared to $36.92 for the six months ended June 30, 2018.  This decrease was more than offset by an increase in in-park per capita spending as discussed below. Among other factors, the decline in admission per capita primarily results from the continued implementation of new pricing strategies.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2019 increased $16.5 million, or 6.5%, to $269.8 million as compared to $253.3 million for the six months ended June 30, 2018. The increase results from an increase in in-park per capita spending along with increased attendance. In-park per capita spending increased by 4.8% to $27.53 for the six months ended June 30, 2019 compared to $26.28 for the six months ended June 30, 2018. In-park per capita spending improved primarily due to pricing initiatives and increased sales of in-park products.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2019 increased $0.3 million, or 0.5%, to $49.2 million as compared to $49.0 million for the six months ended June 30, 2018.  These costs represent 18.2% and 19.3% of the related revenue earned for the six months ended June 30, 2019 and 2018, respectively.

Operating expenses. Operating expenses for the six months ended June 30, 2019 decreased by $25.3 million, or 7.3%, to $320.3 million as compared to $345.6 million for the six months ended June 30, 2018.  The decline in operating expenses primarily relates to a reduction in labor costs and a decrease in non-cash fixed asset write-offs.  Operating expenses were 51.1% of total revenues for the six months ended June 30, 2019 compared to 56.7% for the six months ended June 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2019 decreased $24.6 million, or 18.3%, to $110.0 million as compared to $134.5 million for the six months ended June 30, 2018.  For the six months ended June 30, 2019, selling, general and administrative expenses includes approximately $4.3 million relating to expenses associated with the previously disclosed transfer of shares and HP Agreements (see Note 10–Related Party Transactions and Note 13–Stockholders’ Equity in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details). Excluding these expenses, the decrease in selling, general and administrative expenses primarily relates to the following: (i) a decrease in legal costs largely related to a legal settlement accrual of $8.1 million recorded in the first quarter of 2018 and a settlement of $4.0 million recorded in the second quarter of 2018; (ii) a decline in salary and other costs due in part to cost savings initiatives and, to a lesser extent, the timing of certain expenses; and (iii) a decrease of $4.0 million in non-cash equity compensation expense, primarily related to equity awards which were accelerated to vest in the first quarter of 2018 in connection with the departure of certain executives (see Note 11–Commitments and Contingencies and Note 12–Equity-Based Compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details).  As a percentage of total revenue, selling, general and administrative expenses were 17.6% for the six months ended June 30, 2019 compared to 22.1% for the six months ended June 30, 2018.

Restructuring and other separation costs. Restructuring and other separation costs for the six months ended June 30, 2019 primarily relates to severance and other expenses for positions which were eliminated in 2019. Restructuring and other separation costs for the six months ended June 30, 2018 primarily relates to severance and other employment expenses for our Former CEO and also includes severance and other employment expenses for other employees whose employment terminated during 2018, including costs associated with the 2018 Restructuring Program. See Note 14–Restructuring and Other Separation Costs in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2019 increased $1.1 million, or 1.3%, to $79.5 million as compared to $78.4 million for the six months ended June 30, 2018.

Interest expense. Interest expense for the six months ended June 30, 2019 increased $2.1 million, or 5.3%, to $42.6 million as compared to $40.5 million for the six months ended June 30, 2018. The increase primarily relates to the impact of Amendment No. 9 to our Senior Secured Credit Facilities entered into on October 31, 2018 and increased LIBOR rates, as well as a higher outstanding balance on our Revolving Credit Facility during the six months ended June 30, 2019, partially offset by the impact of interest rate swap agreements. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Provision for (benefit from) income taxes. The provision for income taxes for the six months ended June 30, 2019 was $6.8 million compared to a benefit of $11.3 million for the six months ended June 30, 2018.  Our consolidated effective tax rate was 30.3% for the six months ended June 30, 2019 compared to 21.9% for the six months ended June 30, 2018.  The effective tax rate increased primarily due to a valuation allowance on state net operating loss carryforwards and permanent items including equity-based compensation.  See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and share repurchases. As of June 30, 2019, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.3, due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. We typically operate with a working capital ratio less than 1 and we expect that we will continue to do so in the future. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs.

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

Through December 31, 2018, we had repurchased an aggregate of $158.0 million under the Share Repurchase Program.  On February 22, 2019, our Board authorized a replenishment to the Share Repurchase Program bringing the total amount authorized for future share repurchases back up to $250.0 million.  During the three months ended June 30, 2019, we completed a share repurchase of 5,615,874 shares for an aggregate total of $150.0 million. On August 2, 2019, our Board approved a replenishment to the Share Repurchase Program of $150.0 million, bringing the total amount authorized for future share repurchases back up to $250.0 million.

The number of shares to be purchased and the timing of purchases will be based on our trading windows or as set forth in a 10b5-1 plan, if any, adopted by the Company and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.

See Note 10–Related Party Transactions and Note 13–Stockholders’ Equity in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Other

As of June 30, 2019, we have five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; and mature on May 14, 2020. See Note 6–Long-Term Debt and Note 8–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2019	2018
	(Unaudited, in thousands)
Net cash provided by operating activities	$167,386	$126,814
Net cash used in investing activities	(112,790)	(97,849)
Net cash used in financing activities	(44,784)	(28,242)
Net increase in cash and cash equivalents, including restricted cash	$9,812	$723

Cash Flows from Operating Activities

Net cash provided by operating activities was $167.4 million during the six months ended June 30, 2019 as compared to $126.8 million during the six months ended June 30, 2018.  The increase in net cash provided by operating activities was primarily impacted by improved operating performance.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the six months ended June 30, 2019 consisted primarily of capital expenditures of $112.7 million largely related to future attractions. Net cash used in investing activities during the six months ended June 30, 2018 consisted primarily of $97.4 million of capital expenditures largely related to attractions that opened in 2018.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Six Months Ended June 30,
	2019	2018
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$100,271	$96,111
Expansion/ROI projects(b)	12,467	1,261
Capital expenditures, total	$112,738	$97,372
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, and revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2019 results primarily from $150.0 million used to repurchase shares and repayments of $7.8 million on our long-term debt, partially offset by a net draw on our revolving credit facility of $115.0 million which was primarily used for the share repurchase.  Net cash used in financing activities during the six months ended June 30, 2018 results primarily from net repayments of $15.0 million on our revolving credit facility and $11.9 million on our long-term debt. See Note 6–Long-term Debt, Note 10–Related Party Transactions and Note 13–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below.

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

As of June 30, 2019, our Senior Secured Credit Facilities consisted of $1.516 billion in Term B-5 Loans which will mature on March 31, 2024, along with a $210.0 million Revolving Credit Facility, of which $145.0 million was drawn upon as of June 30, 2019.  Additionally, as of June 30, 2019, SEA had approximately $20.4 million of outstanding letters of credit, leaving approximately $44.6 million available for borrowing under the Revolving Credit Facility. Subsequent to June 30, 2019, SEA repaid $115.0 million on the Revolving Credit Facility.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details concerning our long-term debt.

Covenant Compliance

The Amended Credit Agreement removed all previous financial covenants on the Term B-5 Loans. The Revolving Credit Facility requires that SEA comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility. As of June 30, 2019, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities

Additionally, the definition of Adjusted EBITDA was amended to include the following items which had previously been added back on a limited basis: (i) add-backs of certain unusual items on a pre-tax basis which were previously added back on an after-tax basis only and (ii) unlimited add-backs primarily related to business optimization, development and strategic initiative costs which were previously limited to $15.0 million in any fiscal year.  The Amended Credit Agreement also replaced the previous $10.0 million limitation on estimated cost savings with a limitation of 25% of the latest twelve months Adjusted EBITDA, calculated before estimated cost savings and increased the realization limit for estimated cost savings, operating expense reductions and synergies to 18 months.

As of June 30, 2019, the total leverage ratio as calculated under our Senior Secured Credit Facilities was 3.55 to 1.00.  Our total leverage ratio is calculated by dividing total net debt by the last twelve months Adjusted EBITDA plus $12.5 million in estimated cost savings which have been identified based on certain specified actions we have taken, including restructurings and cost savings initiatives.

See Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net income (loss) for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2019	2018	2019	2018	2019
	(Unaudited, in thousands)
Net income (loss)	$52,651	$22,697	$15,631	$(40,147)	$100,566
Provision for (benefit from) income taxes	21,889	11,994	6,782	(11,285)	35,982
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	—	—	—	8,150
Interest expense	21,803	20,561	42,600	40,474	83,040
Depreciation and amortization	40,053	40,018	79,503	78,448	162,010
Equity-based compensation expense (b)	4,084	5,892	7,282	13,437	15,997
Loss on impairment or disposal of assets and certain non-cash expenses(c)	683	7,256	792	7,651	12,003
Business optimization, development and strategic initiative costs (d)	3,884	7,469	8,992	18,934	19,518
Certain transaction and investment costs and other taxes (e)	4,412	236	4,462	415	7,400
Other adjusting items (f)	215	5,858	46	16,352	(1,576)
Adjusted EBITDA (g)	$149,674	$121,981	$166,090	$124,279	$443,090
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (h)					12,500
Adjusted EBITDA, after cost savings (i)					$455,590

Prior to the Amended Credit Agreement, the credit agreement governing our Senior Secured Credit Facilities limited the amount of certain add-backs as described in footnotes (d) and (f) below.  The Adjusted EBITDA for all periods above reflects the current definitions in the Amended Credit Agreement. The following table reconciles the Adjusted EBITDA calculation as previously defined prior to the Amended Credit Agreement to the Adjusted EBITDA calculation as defined in the Amended Credit Agreement. This table is presented as supplemental information only:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	(Unaudited, in thousands)
Adjusted EBITDA (as previously defined)	$117,619	$117,502
Certain expenses over previous credit agreement limit (d)	3,934	3,934
Taxes related to other adjusting items not previously added back (f)	428	2,843
Adjusted EBITDA (as defined in the Amended Credit Agreement)	$121,981	$124,279
(a)	Reflects the write-off of $8.2 million in debt issuance costs incurred on the Term B-5 Loans during the twelve months ended June 30, 2019.
(b)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation.  For the three and six months ended June 30, 2018, includes approximately $1.0 million and $5.5 million, respectively, related to equity awards which were accelerated to vest in connection with the departure of certain executives, as required by their respective employment agreements (see Note 12–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details).

(c)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals and impairments.  For the three and six months ended June 30, 2018 and for the twelve months ended June 30, 2019, primarily reflects asset write-offs related to certain rides and equipment which were removed from service.

(d)

For the three and six months ended June 30, 2019, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $3.6 million and $5.9 million, respectively, of third party consulting costs and (ii) $0.1 million and $2.6 million, respectively, of severance and other employment costs associated with positions eliminated.

For the three and six months ended June 30, 2018, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $3.7 million and $12.5 million, respectively, of severance and other employment costs associated with the departure of certain executives during the first quarter and second quarter of 2018; (ii) $3.4 million and $5.4 million, respectively, of third party consulting costs; and (iii) $0.4 million and $1.0 million, respectively, of product and intellectual property development costs.

For the twelve months ended June 30, 2019, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $11.3 million of third party consulting costs and (ii) $7.5 million of severance and other employment costs which includes costs associated with the departure of certain executives during 2018 and other costs related to restructuring programs.

See Note 14–Restructuring and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Prior to the Amended Credit Agreement, due to limitations under the credit agreement governing our Senior Secured Credit Facilities, the amount which we were able to add back to Adjusted EBITDA for these costs, was limited to $15.0 million in any fiscal year. As such, the Adjusted EBITDA calculation for the three and six months ended June 30, 2018 previously reported did not reflect approximately $3.9 million of related costs due to these limitations.

(e)

For the three, six and twelve months ended June 30, 2019, includes approximately $4.3 million relating to expenses associated with the previously disclosed transfer of shares and HP Agreements (See Note 10–Related Party Transactions and Note 13–Stockholders’ Equity in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q included elsewhere in this Quarterly Report on Form 10-Q for further details).  For the twelve months ended June 30, 2019, also includes a loss of approximately $2.8 million relating to expenses incurred and fees associated with the termination of an agreement.

(f)

Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain legal matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.  For the three and six months ended June 30, 2018, also includes $4.0 million and $12.1 million, respectively, related to legal settlements.  See Note 11–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Prior to the Amended Credit Agreement, these items were excluded on an after-tax basis only, as such, the Adjusted EBITDA calculation for the three and six months ended June 30, 2018 previously reported did not reflect related taxes of approximately $0.4 million and $2.8 million, respectively.

(g)

Adjusted EBITDA is defined as net income (loss) before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items permitted in calculating covenant compliance under the credit agreement governing our Senior Secured Credit Facilities. The Adjusted EBITDA presentation for the prior periods has been changed to conform with the current period presentation.  In particular, the Adjusted EBITDA calculation was changed to conform with the changes made to its definition in the Amended Credit Agreement.  Prior to the Amended Credit Agreement, the credit agreement governing our Senior Secured Credit Facilities limited the amount of certain add-backs as described in footnotes (d) and (f) above.

(h)

The Senior Secured Credit Facilities permits our calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings we expect to realize over the following 18 month period related to certain specified actions, including restructurings and cost savings initiatives.  These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Amended Credit Agreement and does not impact our reported GAAP net income (loss).  The Amended Credit Agreement limits the amount of such estimated savings which may be reflected to 25% of Adjusted EBITDA, calculated for the last twelve months before the impact of these estimated cost savings. Prior to the Amended Credit Agreement, the credit agreement limited the amount of such estimated savings which could be reflected in the calculation of Adjusted EBITDA to $10.0 million for any four consecutive fiscal quarters calculated as the amount we expected to realize over the following twelve month period.

(i)

The Senior Secured Credit Facilities permits our calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings as described in footnote (h) above.

Contractual Obligations

Other than net borrowings under our Revolving Credit Facility, there have been no material changes outside of the ordinary course of business in our contractual obligations from those previously disclosed in our Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2019.

Recently Issued Financial Accounting Standards

Refer to Note 2–Recent Accounting Pronouncements in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $3.7 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at June 30, 2019, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $515.6 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in one month LIBOR on our variable-rate debt would lead to an increase of approximately $5.6 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details concerning our legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on March 1, 2019, except as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Technology interruptions or failures that impair access to our websites or information technology systems could adversely affect our business or operations.

The satisfactory performance, reliability and availability of our web sites and our infrastructure are critical to the conduct of our business. Any system interruptions that result in the unavailability or slowness of our websites could impact our ability to market or sell admissions or other products which could adversely affect our results of operations and/or result in negative publicity. We have in the past experienced, or may in the future experience, temporary system interruptions for a variety of reasons, including security incidents, viruses, telecommunication and other network failures, power failures, programming errors, undetected bugs, design faults, data corruption, denial-of-service attacks, legacy systems, poor scalability or network overload from an overwhelming number of traffic trying to reach our websites at the same time. Even a disruption as brief as a few minutes could have a negative impact on our online activities and could result in a loss of revenue. For example, our websites recently experienced slow performance and unavailability for some guests.  Although these issues were short-lived and did not have a material impact to our results of operations, prolonged or repeat system interruptions and network failures could adversely impact our operations as a significant portion of our admissions revenues are from ticket purchases made online.

Additionally, damage, failures or interruptions to our information technology systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations and/or result in negative publicity. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, could adversely affect our business operations and financial performance.

We may not realize the benefits of developments, restructurings, acquisitions or other strategic initiatives.

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. For example, in 2016 we announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island. In addition, on March 24, 2017, we entered into a Park Exclusivity and Concept Design Agreement and a Center Concept & Preliminary Design Support Agreement with an affiliate of ZHG Group to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau. These agreements were terminated in April 2019 as a result of the contract party’s defaulting on the payment of required amounts under these agreements. There is no assurance that the Miral partnership or our other strategic initiatives will be successful.

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

We are executing on a strategic plan to grow revenue and Adjusted EBITDA and, from time to time, identify and execute on cost reduction opportunities and take other actions designed to achieve operational efficiencies and process improvements.  For example, we are in the process of evaluating and streamlining our organizational structure.  There is no assurance that we will be able to achieve and/or sustain the cost savings, grow our business, realize or sustain operational efficiencies or achieve other benefits that we may initially expect.  In addition, such actions may result in various one-time costs and temporary operational inefficiencies and could negatively impact business and employment relationships during transitional periods. See further discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly report on Form 10-Q.

Affiliates of Hill Path Capital LP will be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

On May 27, 2019, Hill Path Capital LP and certain of its affiliates (“Hill Path”) agreed to purchase in the aggregate, 13,214,000 shares of our common stock (the “HP Purchase”). As described more fully in our Form 8-K dated May 27, 2019, we concurrently entered into the Stockholders Agreement, the Registration Rights Agreement and the Undertaking Agreement (collectively, the “HP Agreements”) with Hill Path in connection with the HP Purchase.  On May 29, 2019, Hill Path filed with the SEC a Schedule 13D/A (the “Schedule 13D/A”) reporting that such persons had accumulated a total of 27,205,306 shares of our common stock, which represents approximately 34.6% of our total outstanding shares of common stock as of July 31, 2019.  In addition, the Hill Path Schedule 13D filed on May 1, 2017, as amended states, among other things, that Hill Path may suggest changes in our business, operations, capital structure, capital allocation, corporate governance and other strategic matters.

Under the HP Agreements, we agreed to appoint up to three Hill Path director designees (“Hill Path Designees”) to our Board of Directors of which two directors may be affiliated with Hill Path and, subject to the independence standards of the New York Stock Exchange, there shall be one Hill Path Designee on each committee of the Board, as determined by Hill Path and subject to the approval of the Nominating and Corporate Governance Committee.  Scott Ross, founder of Hill Path, James Chambers, a Partner at Hill Path, and Charles Koppelman, who is independent, are the Hill Path Designees.  Scott Ross currently serves as Chairman of the Board and Chairman of the Compensation Committee and also serves on the Nominating and Corporate Governance Committee and the Revenue Committee.  James Chambers serves as Chairman of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee and the Revenue Committee.

For so long as Hill Path Designees remain on our Board, Hill Path will have influence with respect to our management, business plans and policies, including the appointment and removal of our officers, and nominees for director.   In addition, for so long as Hill Path continues to own a significant percentage of our stock, Hill Path will be able to influence the composition of our Board of Directors and the approval of actions requiring stockholder approval. For example, for so long as Hill Path continues to own a significant percentage of our stock, Hill Path may be able to influence whether or not a change of control of our Company or a change in the composition of our Board of Directors occurs. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the second quarter of 2019.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2019	April 30, 2019	33	$26.96	—	$250,000,000
May 1, 2019	May 31, 2019	5,618,125	$26.71	5,615,874	100,000,000
June 1, 2019	June 30, 2019	10,252	$29.44	—	100,000,000
		5,628,410		5,615,874	$100,000,000
(1)

Except for the 5,615,874 shares of the Company’s common stock repurchased as described in footnote (2) which follows, all other purchases were made pursuant to its Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that the Company withholds shares with a value equal to the amount of the withholding obligation.

(2)

During the three months ended June 30, 2019, the Company completed a share repurchase of 5,615,874 shares for an aggregate total of $150.0 million. See Note 10–Related Party Transactions and Note 13–Stockholders’ Equity in the Company’s notes to its unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(3)

The Company’s Board of Directors has authorized a share repurchase program of up to $250.0 million of its common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. On August 2, 2019, the Board approved a replenishment to the Share Repurchase Program of $150.0 million, bringing the total amount available for future purchases back up to $250.0 million.

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

10.1

Letter Agreement, dated May 3, 2019, between Sun Wise (UK) Co., LTD and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-35883))

10.2

Letter Agreement, dated May 3, 2019, between Lord Central Opportunity V Limited and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-35883))

10.3

Share Repurchase Agreement, dated as of May 27, 2019, by and among SeaWorld Entertainment, Inc. and Lord Central Opportunity V Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.4

Stockholders Agreement, dated May 27, 2019, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.5

Registration Rights Agreement, dated May 27, 2019, between Hill Path Capital LP and certain of its affiliates and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.6

Amended and Restated Undertaking Agreement, dated May 27, 2019, by and among SeaWorld Entertainment, Inc. and Hill Path Capital LP, Scott I. Ross and James P. Chambers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.7†

Seventh Amended and Restated Outside Director Compensation Policy, effective June 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2019 (File No. 001-35883))

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Filed herewith.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: August 7, 2019	By: /s/ Marc G. Swanson
Marc G. Swanson
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2019	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Accounting Officer
(Principal Accounting Officer)