Form 10-Q
period 2019-09-30
SeaWorld Entertainment, Inc.
filed 2019-11-07
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35883

SeaWorld Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1220297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6240 Sea Harbor Drive Orlando, Florida	32821
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 226-5011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SEAS	New York Stock Exchange

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

The registrant had outstanding 78,723,283 shares of Common Stock, par value $0.01 per share as of November 1, 2019.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$50,917	$34,073
Accounts receivable, net	50,751	57,980
Inventories	34,785	35,814
Prepaid expenses and other current assets	14,588	18,700
Total current assets	151,041	146,567
Property and equipment, at cost	3,171,402	3,057,038
Accumulated depreciation	(1,453,186)	(1,365,006)
Property and equipment, net	1,718,216	1,692,032
Goodwill, net	66,278	66,278
Trade names/trademarks, net	157,244	158,343
Right of use assets-operating leases	142,538	—
Other intangible assets, net	526	14,120
Deferred tax assets, net	21,161	23,527
Other assets, net	13,806	14,735
Total assets	$2,270,810	$2,115,602
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$119,267	$120,024
Current maturities of long-term debt, including revolving credit facility of $50,000 and $30,000 as of September 30, 2019 and December 31, 2018, respectively	65,505	45,505
Operating lease obligations	3,914	—
Accrued salaries, wages and benefits	16,461	20,966
Deferred revenue	114,536	101,110
Other accrued liabilities	23,912	23,066
Total current liabilities	343,595	310,671
Long-term debt, net of debt issuance costs of $5,369 and $6,641 as of September 30, 2019 and December 31, 2018, respectively	1,485,672	1,494,679
Long-term operating lease obligations	125,290	—
Deferred tax liabilities, net	46,377	10,711
Other liabilities	38,173	34,347
Total liabilities	2,039,107	1,850,408
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 94,012,743 and 93,400,929 shares issued at September 30, 2019 and December 31, 2018, respectively	940	934
Additional paid-in capital	671,234	663,834
Accumulated other comprehensive (loss) income	(2,272)	2,284
Accumulated deficit	(35,296)	(148,955)
Treasury stock, at cost (15,790,463 and 10,174,589 shares at September 30, 2019 and December 31, 2018, respectively)	(402,903)	(252,903)
Total stockholders’ equity	231,703	265,194
Total liabilities and stockholders’ equity	$2,270,810	$2,115,602

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues:
Admissions	$268,048	$279,873	$624,789	$635,682
Food, merchandise and other	205,618	203,302	475,444	456,580
Total revenues	473,666	483,175	1,100,233	1,092,262
Costs and expenses:
Cost of food, merchandise and other revenues	37,843	36,062	87,062	85,012
Operating expenses (exclusive of depreciation and amortization shown separately below)	175,634	198,781	495,917	544,354
Selling, general and administrative expenses	64,632	51,549	174,601	186,076
Restructuring and other separation costs	1,207	3,866	3,839	16,392
Depreciation and amortization	40,822	41,187	120,325	119,635
Total costs and expenses	320,138	331,445	881,744	951,469
Operating income	153,528	151,730	218,489	140,793
Other income, net	(86)	(59)	(138)	(38)
Interest expense	21,463	19,500	64,063	59,974
Income before income taxes	132,151	132,289	154,564	80,857
Provision for income taxes	34,123	36,301	40,905	25,016
Net income	$98,028	$95,988	$113,659	$55,841
Other comprehensive income:
Unrealized gain (loss) on derivatives, net of tax	374	1,149	(4,556)	11,116
Comprehensive income	$98,402	$97,137	$109,103	$66,957
Earnings per share:
Earnings per share, basic	$1.25	$1.11	$1.40	$0.65
Earnings per share, diluted	$1.24	$1.10	$1.39	$0.64
Weighted average common shares outstanding:
Basic	78,164	86,616	81,003	86,410
Diluted	78,804	87,542	81,738	87,029

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2018	93,400,929	$934	$663,834	$(148,955)	$2,284	$(252,903)	$265,194
Equity-based compensation	—	—	3,198	—	—	—	3,198
Unrealized loss on derivatives, net of tax benefit of $744	—	—	—	—	(2,064)	—	(2,064)
Vesting of restricted shares	440,646	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(132,886)	(1)	(3,605)	—	—	—	(3,606)
Exercise of stock options	39,928	—	715	—	—	—	715
Adjustments to previous dividend declarations	—	—	3	—	—	—	3
Net loss	—	—	—	(37,020)	—	—	(37,020)
Balance at March 31, 2019	93,748,617	$937	$664,141	$(185,975)	$220	$(252,903)	$226,420
Equity-based compensation	—	—	4,084	—	—	—	4,084
Unrealized loss on derivatives, net of tax benefit of $1,055	—	—	—	—	(2,866)	—	(2,866)
Vesting of restricted shares	57,642	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(12,536)	—	(362)	—	—	—	(362)
Exercise of stock options	91,248	1	1,619	—	—	—	1,620
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 5,615,874 treasury shares	—	—	—	—	—	(150,000)	(150,000)
Net income	—	—	—	52,651	—	—	52,651
Balance at June 30, 2019	93,884,971	$939	$669,482	$(133,324)	$(2,646)	$(402,903)	$131,548
Equity-based compensation	—	—	1,162	—	—	—	1,162
Unrealized gain on derivatives, net of tax expense of $137	—	—	—	—	374	—	374
Vesting of restricted shares	83,697	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(23,186)	(1)	(652)	—	—	—	(653)
Exercise of stock options	67,261	1	1,242	—	—	—	1,243
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Net income	—	—	—	98,028	—	—	98,028
Balance at September 30, 2019	94,012,743	$940	$671,234	$(35,296)	$(2,272)	$(402,903)	$231,703

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2017	92,637,403	$926	$641,324	$(194,837)	$(5,076)	$(154,871)	$287,466
Impact of adoption of ASU 2018-02	—	—	—	1,094	(1,094)	—	—
Equity-based compensation	—	—	7,545	—	—	—	7,545
Unrealized gain on derivatives, net of tax expense of $2,774	—	—	—	—	7,491	—	7,491
Vesting of restricted shares	360,092	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(108,432)	(1)	(1,633)	—	—	—	(1,634)
Exercise of stock options	484	—	7	—	—	—	7
Adjustments to previous dividend declarations	—	—	47	—	—	—	47
Net loss	—	—	—	(62,844)	—	—	(62,844)
Balance at March 31, 2018	92,889,547	$929	$647,286	$(256,587)	$1,321	$(154,871)	$238,078
Equity-based compensation	—	—	5,892	—	—	—	5,892
Unrealized gain on derivatives, net of tax expense of $918	—	—	—	—	2,476	—	2,476
Vesting of restricted shares	135,114	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(28,592)	—	(635)	—	—	—	(635)
Exercise of stock options	64,106	1	1,177	—	—	—	1,178
Adjustments to previous dividend declarations	—	—	(5)	—	—	—	(5)
Net income	—	—	—	22,697	—	—	22,697
Balance at June 30, 2018	93,060,175	$931	$653,714	$(233,890)	$3,797	$(154,871)	$269,681
Equity-based compensation	—	—	5,183	—	—	—	5,183
Unrealized gain on derivatives, net of tax expense of $425	—	—	—	—	1,149	—	1,149
Vesting of restricted shares	86,922	1	(1)	—		—	—
Shares withheld for tax withholdings	(23,758)	(1)	(672)	—	—	—	(673)
Exercise of stock options	111,532	1	2,005	—	—	—	2,006
Adjustments to previous dividend declarations	—	—	2	—	—	—	2
Net income	—	—	—	95,988	—	—	95,988
Balance at September 30, 2018	93,234,871	$932	$660,231	$(137,902)	$4,946	$(154,871)	$373,336

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$113,659	$55,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,325	119,635
Amortization of debt issuance costs and discounts	2,622	3,460
Loss on impairment or disposal of assets, net	3,770	12,477
Deferred income tax provision	39,705	24,478
Equity-based compensation	8,444	18,620
Changes in assets and liabilities:
Accounts receivable	5,817	(36,806)
Inventories	(919)	(3,374)
Prepaid expenses and other current assets	5,058	2,866
Accounts payable and accrued expenses	3,775	8,649
Accrued salaries, wages and benefits	(4,505)	10,225
Deferred revenue	15,483	36,586
Other accrued liabilities	109	14,902
Right-of-use assets and operating lease obligations	370	—
Other assets and liabilities	(30)	(101)
Net cash provided by operating activities	313,683	267,458
Cash Flows From Investing Activities:
Capital expenditures	(152,880)	(140,878)
Other investing activities, net	24	(349)
Net cash used in investing activities	(152,856)	(141,227)
Cash Flows From Financing Activities:
Repayments of long-term debt	(11,629)	(17,780)
Proceeds from draws on revolving credit facility	269,000	55,000
Repayments of revolving credit facility	(249,000)	(70,000)
Purchase of treasury stock	(150,000)	—
Payment of tax withholdings on equity-based compensation through shares withheld	(4,621)	(2,942)
Exercise of stock options	3,578	3,191
Other financing activities	(572)	(325)
Net cash used in financing activities	(143,244)	(32,856)
Change in Cash and Cash Equivalents, including Restricted Cash	17,583	93,375
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	35,007	33,997
Cash and Cash Equivalents, including Restricted Cash—End of period	$52,590	$127,372
Supplemental Disclosure of Noncash Investing Activities:
Capital expenditures in accounts payable	$26,260	$23,125

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

	September 30,	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$50,917	$34,073
Restricted cash, included in other current assets	1,673	934
Total cash, cash equivalents and restricted cash	$52,590	$35,007

Property and Equipment—Net

During the three and nine months ended September 30, 2019, the Company recorded approximately $1.3 million and $1.9 million, respectively, in fixed asset write-offs.  During the three and nine months ended September 30, 2018, the Company recorded approximately $4.2 million and $11.9 million, respectively, in fixed asset write-offs primarily associated with certain rides and equipment.

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

Deferred revenue primarily includes revenue associated with pass products and contract liability balances related to licensing and international agreements collected in advance of the Company’s performance and expected to be recognized in future periods. At both September 30, 2019 and December 31, 2018, $10.0 million is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets related to the Company’s international agreement, as discussed in the following section, which the Company expects to recognize over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.

The following table reflects the Company’s deferred revenue balance as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In thousands)
Deferred revenue, including long-term portion	$125,209	$111,181
Less: Deferred revenue, long-term portion, included in other liabilities	10,673	10,071
Deferred revenue, short-term portion	$114,536	$101,110

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

International Agreements

The Company has received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $4.6 million and $3.8 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

In March 2017, the Company entered into a Park Exclusivity and Concept Design Agreement and a Center Concept and Preliminary Design Support Agreement (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau through December 2019. In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed.  There were no amounts recorded as revenue related to the ZHG Agreements in the three months ended September 30, 2019.  For the nine months ended September 30, 2019, the Company recorded approximately $1.7 million, and for the three and nine months ended September 30, 2018, the Company recorded approximately $1.3 million and $3.8 million, respectively, in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive income related to the ZHG Agreements. See Note 10–Related-Party Transactions for further details.

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

•

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income - This ASU gives companies the option to reclassify to retained earnings any tax effects related to items in accumulated other comprehensive income or loss that are stranded due to the Tax Cuts and Jobs Act (the “Tax Act”). Companies are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income or loss.  The Company elected to early adopt the ASU on January 1, 2018 and applied the amendments in the period of adoption. As a result, the Company reclassified $1.1 million of “stranded” tax effects of the Tax Act from accumulated other comprehensive income to accumulated deficit in the accompanying unaudited condensed consolidated balance sheet and the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity.

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	For the Three Months Ended September 30,
	2019			2018
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$98,028	78,164	$1.25	$95,988	86,616	$1.11
Effect of dilutive incentive-based awards		640			926
Diluted earnings per share	$98,028	78,804	$1.24	$95,988	87,542	$1.10

	For the Nine Months Ended September 30,
	2019			2018
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$113,659	81,003	$1.40	$55,841	86,410	$0.65
Effect of dilutive incentive-based awards		735			619
Diluted earnings per share	$113,659	81,738	$1.39	$55,841	87,029	$0.64

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and shares of common stock that are issuable upon exercise of stock options. During the three and nine months ended September 30, 2019, there were approximately 394,000 and 300,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively. There were no anti-dilutive shares of common stock excluded from the computation of diluted earnings per share during the three months ended September 30, 2018 and for the nine months ended September 30, 2018, there were approximately 1,736,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share. The Company’s outstanding performance-vesting restricted awards of approximately 2,085,000 and 1,941,000 as of September 30, 2019 and 2018, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2019 was 25.8% and 26.5%, respectively, and differs from the statutory federal income tax rate of 21% primarily due to state income taxes, a valuation allowance adjustment on state net operating loss carryforwards and other permanent items including equity-based compensation.  Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for certain state net operating loss carryforwards, the Company has recorded a valuation allowance of approximately $5.3 million and $2.8 million, net of federal tax benefit, on the deferred tax assets related to those state net operating losses as of September 30, 2019 and December 31, 2018, respectively.

The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2018 was 27.4% and 30.9%, respectively, and differs from the statutory federal income tax rate of 21% primarily due to state income taxes and other permanent items, including a nondeductible legal settlement and equity-based compensation.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2019 and December 31, 2018, consisted of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Accrued property taxes	$10,623	$—
Self-insurance reserve	7,203	6,895
Accrued interest	620	490
Other	5,466	15,681
Total other accrued liabilities	$23,912	$23,066

As of December 31, 2018, other liabilities above included $11.5 million related to the EZPay plan lawsuit legal settlement, which was funded during the nine months ended September 30, 2019.  See further details in Note 11–Commitments and Contingencies.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Term B-5 Loans (effective interest rate of 5.04% and 5.52% at September 30, 2019 and December 31, 2018, respectively)	$1,511,760	$1,523,389
Revolving credit facility (effective interest rate of 4.68% and 5.17% at September 30, 2019 and December 31, 2018, respectively)	50,000	30,000
Total long-term debt	1,561,760	1,553,389
Less: discounts	(5,214)	(6,564)
Less: debt issuance costs	(5,369)	(6,641)
Less: current maturities, including revolving credit facility	(65,505)	(45,505)
Total long-term debt, net	$1,485,672	$1,494,679

SEA is the borrower under the senior secured credit facilities as amended pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).  On October 31, 2018, SEA entered into a refinancing amendment, Amendment No. 9 (the “Amended Credit Agreement”).

Senior Secured Credit Facilities

As of September 30, 2019, the Senior Secured Credit Facilities consisted of $1.512 billion in Term B-5 Loans which will mature on March 31, 2024 and a $210.0 million revolving credit facility (the “Revolving Credit Facility”), of which $50.0 million was outstanding as of September 30, 2019.  The outstanding balance on the Revolving Credit Facility was included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 due to the Company’s intent to repay the borrowings within the following twelve month period.

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

As of September 30, 2019, SEA had approximately $20.4 million of outstanding letters of credit and $50.0 million outstanding on its Revolving Credit Facility leaving approximately $139.6 million available for borrowing. Subsequent to September 30, 2019, SEA repaid $10.0 million on the Revolving Credit Facility.

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

As of September 30, 2019, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

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

As of September 30, 2019, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 3.34 to 1.00. The available capacity for restricted payments is recalculated at the beginning of each quarter, or upon declaration of a restricted payment as set forth in the credit agreement. During the nine months ended September 30, 2019, the Company used approximately $150.0 million of its available restricted payments capacity for a share repurchase (see Note 10–Related-Party Transactions and Note 13–Stockholders’ Equity for further details).

Long-term debt at September 30, 2019 is repayable as follows, and does not include the impact of any future voluntary prepayments. The outstanding balance under the Revolving Credit Facility is included below based on the Company’s intent to repay the borrowings.

Years Ending December 31:	(In thousands)
Remainder of 2019	$13,878
2020	55,505
2021	15,505
2022	15,505
2023	15,505
Thereafter	1,445,862
Total	$1,561,760

Interest Rate Swap Agreements

As of September 30, 2019, the Company has five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on the LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; provide that the Company receives a variable rate of interest based upon the greater of 0.75% or the BBA LIBOR; and have interest settlement dates occurring on the last day of September, December, March and June through maturity.

SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 8–Derivative Instruments and Hedging Activities.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $61.2 million and $61.8 million in the nine months ended September 30, 2019 and 2018, respectively. Cash paid for interest in the nine months ended September 30, 2018 includes $5.1 million relating to the Company’s fourth quarter 2017 interest payable on its Senior Secured Credit Facilities which was paid on January 5, 2018.

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

Certain of the Company’s lease agreements include rental payments based on a percentage of sales over contractual levels and others include rental payments adjusted periodically for inflation. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses in the Company’s unaudited condensed consolidated statements of comprehensive income in the same line item as the expense arising from fixed lease payments. The Company’s lease agreements do not contain any material residual value guarantees, material restrictive covenants or material variable lease costs other than those described below related to the Company’s land lease.

The Company has a land lease which consists of a long-term lease with the City of San Diego covering approximately 190 acres, including approximately 17 acres of water in Mission Bay Park, California (the “Premises”). Under the terms of the lease, the Premises must be used as a marine park facility and related uses. In addition, the Company may not operate another marine park facility within a radius of 560 miles from the City of San Diego. The annual rent under the lease is variable and calculated on the basis of a specified percentage of the Company’s gross income from the Premises, or the minimum yearly rent, whichever is greater. The current lease term for the Premises ends in June 2048 with a corresponding lease liability being amortized using an estimated incremental borrowing rate of 8.2%.  The minimum yearly rent is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The current minimum yearly rent is approximately $10.4 million, which is subject to adjustment on January 1, 2020. Actual payments may vary from the annual straight-line minimum base rent based on shift of seasonal performance results. Rent payments related to the Premises for the three and nine months ended September 30, 2019 were approximately $3.9 million and $8.6 million, respectively. Upon adoption of ASC 842, the Company also reclassified a favorable lease asset net balance of approximately $14.0 million related to the Premises from other intangible assets, net, to right of use assets-operating in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the lease balances and their classification in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

		September 30,
	Classification	2019
Assets:		(In thousands)
Operating leases	Right of use assets - operating	$142,538
Financing leases	Other assets, net	3,622
Total lease assets		$146,160
Liabilities:
Current
Operating leases	Operating lease obligations	$3,914
Financing leases	Other accrued liabilities	710
Noncurrent
Operating leases	Long-term operating lease obligations	125,290
Financing leases	Other liabilities	2,974
Total lease liabilities		$132,888

		December 31,
	Classification	2018
Assets:		(In thousands)
Favorable lease asset	Other intangible assets, net	$13,961
Capital leases	Property and equipment, at cost	3,066
Capital leases, accumulated depreciation	Accumulated depreciation	(122)
Total lease assets		$16,905
Liabilities:
Current
Capital leases	Other accrued liabilities	$143
Noncurrent
Capital leases	Other liabilities	2,822
Total lease liabilities		$2,965

The table below presents the lease costs and their classification in the accompanying unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019:

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
		(In thousands)
Operating lease cost	Operating expenses	$4,890	$11,671
Operating lease cost	Selling, general and administrative expenses	122	395
Financing lease cost
Amortization of leased assets	Depreciation and amortization	184	552
Interest on lease liabilities	Interest expense	35	112
Net lease cost		$5,231	$12,730

In addition to the operating lease costs above, short term rent expense for the three and nine months ended September 30, 2019 was approximately $1.1 million and $3.0 million, respectively, and is included in operating expenses and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s lease maturities as of September 30, 2019:

	Operating leases
Years Ending December 31,	Land lease	Other operating leases	Total operating leases	Financing leases
	(In thousands)
Remainder of 2019	$2,600	$932	$3,532	$207
2020	10,401	3,619	14,020	825
2021	10,401	3,270	13,671	332
2022	10,401	2,273	12,674	208
2023	10,401	1,729	12,130	204
2024	10,401	1,572	11,973	201
Thereafter	244,431	2,993	247,424	2,593
Total lease payments	299,036	16,388	315,424	4,570
Less: Imputed interest	(183,512)	(2,708)	(186,220)	(886)
Present value of lease liabilities	$115,524	$13,680	$129,204	$3,684

Operating lease payments include approximately $7.2 million related to options to extend lease terms that are reasonably certain of being exercised.

The table below presents the future minimum lease payments for long-term non-cancellable operating and financing leases under ASC 840 as of December 31, 2018:

Years Ending December 31,	Operating leases	Financing leases
	(In thousands)
2019	$16,578	$231
2020	14,179	226
2021	13,111	220
2022	11,416	208
2023	10,479	204
Thereafter	265,234	2,794
Total lease payments	$330,997	3,883
Less: Interest		(918)
Total principal payable on financing leases		$2,965

The table below presents the weighted average remaining lease terms and applicable discount rates as of September 30, 2019:

Weighted average remaining lease term (years):
Operating leases	26.32
Financing leases	14.55
Weighted average discount rate:
Operating leases	8.11%
Financing leases	3.60%

The table below presents the cash flows and supplemental information associated with the Company’s leasing activities for the nine months ended September 30, 2019:

Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$11,738
Operating cash flows from financing leases	$112
Financing cash flows from financing leases	$511
Right of use assets obtained in exchange for lease obligations:
Financing leases	$1,230
Operating leases	$133,297

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

As of September 30, 2019 and December 31, 2018, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three and nine months ended September 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The Interest Rate Swap Agreements are designated as cash flow hedges of interest rate risk. The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $3.1 million will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	Liability Derivatives		Asset Derivatives
	As of September 30, 2019		As of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	(In thousands)
Interest rate swap agreements	Other liabilities	$3,109	Other assets	$3,109

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships:	(In thousands)
Gain (loss) recognized in accumulated other comprehensive (loss) income	$187	$1,875	$(5,338)	$17,768
Gain (loss) reclassified from accumulated other comprehensive (loss) income to interest expense	$324	$(301)	$(880)	$(2,535)

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 30, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.2 million. As of September 30, 2019, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of $3.2 million.

Changes in Accumulated Other Comprehensive (Loss) Income

The following table reflects the changes in accumulated other comprehensive (loss) income, net of tax for the nine months ended September 30, 2019:

	Losses on Cash Flow Hedges
Accumulated other comprehensive (loss) income:	(In thousands)
Accumulated other comprehensive income at December 31, 2018		$2,284
Other comprehensive loss before reclassifications	(3,911)
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	(645)
Unrealized loss on derivatives, net of tax		(4,556)
Accumulated other comprehensive loss at September 30, 2019		$(2,272)

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

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement, also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of September 30, 2019 and December 31, 2018. The fair value of the term loans as of September 30, 2019 and December 31, 2018 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2019. The Company did not have any assets measured on a recurring basis at fair value as of September 30, 2019. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of September 30, 2019:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2019
Liabilities:	(In thousands)
Derivative financial instruments (a)	$—	$3,109	$—	$3,109
Long-term obligations (b)	$—	$1,561,760	$—	$1,561,760

(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $3.1 million as of September 30, 2019.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $65.5 million and long-term debt of $1.486 billion as of September 30, 2019.

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

As previously disclosed, Sun Wise (UK), Co., Ltd, an affiliate to the ZHG Group (“Sun Wise”), previously held beneficial ownership of 19,452,063 shares (the “Pledged Shares”) of the Company’s common stock.  Sun Wise had pledged such shares in connection with certain loan obligations of Sun Wise.  Sun Wise subsequently defaulted on such loan obligations and, as a result, PA Eminent Opportunity VI Limited (a controlled affiliate of PAG (f/k/a Pacific Alliance Group)) and China Huarong International Holdings Limited (together, the “Lenders”) foreclosed on the Pledged Shares and, accordingly, the Pledged Shares were transferred to Lord Central Opportunity V Limited, (the “Security Agent”), as security agent for the Lenders on May 3, 2019.

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

Also on May 27, 2019, in connection with the HP Purchase, the Company concurrently entered into a stockholders agreement, a registration rights agreement and an undertaking agreement with Hill Path (the “HP Agreements”).  Under the HP Agreements, the Company agreed to appoint up to three Hill Path director designees to its Board of Directors and Hill Path agreed to certain customary standstill obligations, restrictions regarding the manner of sale of shares, and equal treatment for any change in control transaction. In addition, Hill Path agreed that shares held in excess of 24.9% generally would be voted consistent with the Board’s recommendations or consistent with the shares voted by the Company’s other stockholders.  The Company also agreed to reimburse Hill Path for up to $250,000 of their expenses in connection with the HP Agreements.  During the nine months ended September 30, 2019, the Company reimbursed Hill Path for $250,000 in expenses incurred.

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

On May 19, 2017, Plaintiffs filed a motion for class certification, which the Court granted on November 29, 2017. On December 13, 2017, Defendants filed a petition for permission to appeal the Court’s class certification order with the United States Court of Appeals for the Ninth Circuit, which was denied on June 28, 2018. Discovery is now complete and, on April 15, 2019, Defendants filed a motion for summary judgment.  Also on April 15, 2019, Defendants filed motions to exclude each of Plaintiffs’ three expert witnesses and Plaintiffs filed motions to exclude two of Defendants’ expert witnesses.  On November 6, 2019 the Court issued a ruling on the Defendant’s motion for summary judgment and the parties’ motions to exclude, denying most of the motions, including that for summary judgment.  The trial has been scheduled to begin on February 18, 2020.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

The Company filed a motion for summary judgment on October 30, 2017 which the Court granted in part and denied in part.  On May 23, 2018, the plaintiffs represented to the Court that they will not file a motion for class certification.  The case is no longer a class action.  All three named plaintiffs continue to have claims for individual restitution in a nominal amount and injunctive relief. The Court bifurcated the trial of the case into two phases:  the Plaintiffs’ standing to sue and the merits of their claims.  The standing trial is scheduled for March 9, 2020, after which the Court will determine if there needs to be a trial on the merits which currently is scheduled for April 27, 2020.

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

License Commitments

On May 16, 2017, SEA entered into a License Agreement (the “License Agreement”) with Sesame Workshop (“Sesame”), a New York not-for-profit corporation.  SEA’s principal commitments pursuant to the License Agreement include: (i) opening a new Sesame Place theme park (“Standalone Park”) no later than mid-2021 in a location to be determined; (ii) building a new Sesame Land in SeaWorld Orlando by fall 2022; (iii) investing in minimum annual capital and marketing thresholds; and (iv) providing support for agreed upon sponsorship and charitable initiatives.  As of September 30, 2019, the Company estimates the combined remaining obligations for these commitments could be up to approximately $55.0 million over the remaining term of the agreement.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. On March 27, 2019, the Company opened a new Sesame Land in SeaWorld Orlando. On October 21, 2019, the Company announced that it will open its second Sesame Place Standalone Park in San Diego in spring 2021.  Sesame Place San Diego will be located on the site of the current Aquatica San Diego. While construction will begin in the fall of 2019, it is not expected to impact Aquatica San Diego’s operating schedule in 2020.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Equity compensation expense included in operating expenses	$654	$2,119	$2,687	$6,350
Equity compensation expense included in selling, general and administrative expenses	508	3,064	5,757	12,270
Total equity compensation expense	$1,162	$5,183	$8,444	$18,620

Equity compensation expense included in selling, general and administrative expenses for the nine months ended September 30, 2018, includes approximately $5.5 million related to certain equity awards which were accelerated to vest in connection with the departure of certain executives as required by their respective employment agreements (see Note 14–Restructuring and Other Separation Costs for further details).

The activity related to the Company’s time-vesting and performance-vesting awards during the nine months ended September 30, 2019 is as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award
Outstanding at December 31, 2018	901,704	$17.34	560,710	$15.06	1,155,486	$15.82
Granted	84,179	$27.68	229,180	$25.81	1,281,234	$25.92
Vested	(201,122)	$17.41	(327,004)	$15.06	(53,859)	$15.64
Forfeited	(172,585)	$15.41	(265,638)	$16.34	(495,384)	$19.33
Outstanding at September 30, 2019	612,176	$19.28	197,248	$25.83	1,887,477	$21.76

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The activity related to the Company’s stock option awards during the nine months ended September 30, 2019 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	764,577	$18.05
Granted	449,326	$25.95
Forfeited	(109,251)	$21.38
Expired	(8,593)	$18.52
Exercised	(198,437)	$18.03
Outstanding at September 30, 2019	897,622	$21.60	7.55	$4,336
Exercisable at September 30, 2019	411,309	$18.27	5.97	$3,309

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2019 was $8.62. Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the nine months ended September 30, 2019 were:

Risk-free interest rate	1.52%
Expected volatility (a)	38.82%
Expected dividend yield	0.00%
Expected life (years) (b)	6.00
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

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 8,750,000 shares are available for future issuance as of September 30, 2019.

Bonus Performance Restricted Awards

During the nine months ended September 30, 2019, the Company granted performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2019 (the “2019 Bonus Plan”).  The 2019 Bonus Plan provides for bonus awards payable 50% in cash and 50% in Bonus Performance Restricted Units and is based upon the Company’s achievement of specified performance goals, as defined by the 2019 Bonus Plan, with respect to the year ending December 31, 2019 (the “Fiscal 2019”). The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2019 which ranges from 0% (if below threshold performance) up to 200% (at or above maximum performance).

The Company also had an annual bonus plan for the fiscal year ended December 31, 2018 (“Fiscal 2018”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2018.  Based on the Company’s actual Fiscal 2018 results, a portion of these Bonus Performance Restricted Units vested in the nine months ended September 30, 2019 and the remaining forfeited in accordance with their terms.

Long-Term Incentive Awards

During the nine months ended September 30, 2019, the Company granted long-term incentive plan awards for 2019 (the “2019 Long-Term Incentive Grant”) which were comprised of nonqualified stock options (the “Long-Term Incentive Options”) and performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”). Long-Term Incentive Awards for 2019, 2020 and 2021 combined were granted to certain employees during the nine months ended September 30, 2019.

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

Long-Term Incentive Time Restricted Units

During the nine months ended September 30, 2019, the Company also granted time-restricted units which vest over three years to certain employees, with one-third vesting on each anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense is recognized using the straight line method.

Other

The Company also has outstanding long-term incentive time restricted shares, long-term incentive performance restricted shares and long-term incentive options granted under previous long-term incentive plan grants.  During the nine months ended September 30, 2019, a portion of the previously granted long-term incentive performance restricted shares related to completed performance periods vested, with the remainder forfeiting in accordance with their terms.  The remaining outstanding long-term incentive performance restricted shares are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

The Company recognizes equity compensation expense for its performance-vesting restricted awards if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, a portion of its performance-vesting restricted awards are considered probable of vesting as of September 30, 2019; therefore, equity compensation expense has been recorded accordingly.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up or adjustment at such subsequent date.

On October 3, 2019, in connection with its regular review of compensation matters, the Compensation Committee of the Board of Directors, approved certain equity awards designed to recognize employees for their contribution and continued expected contribution to the Company and its goals. A portion of the awards were in the form of time-vesting restricted stock units that will vest 50% on each of the first two anniversaries of the grant date, subject to the recipient’s continued employment on each such vesting date.  Performance-vesting restricted units were also granted which will be earned based on achievement of specific financial metrics.

13. STOCKHOLDERS’ EQUITY

As of September 30, 2019, 94,012,743 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which excludes 503,598 unvested shares of common stock and 2,193,303 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 12–Equity-Based Compensation) and includes 15,790,463 shares of treasury stock held by the Company.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2019, the Company completed a share repurchase of 5,615,874 shares (see discussion relating to the SEAS Repurchase in Note 10–Related Party Transactions for further details). On August 2, 2019, the Board approved a replenishment to the Share Repurchase Program of $150.0 million, bringing the total amount authorized for future share repurchases back up to $250.0 million. There were no share repurchases under the Share Repurchase Program during the three months ended September 30, 2019 or the three and nine months ended September 30, 2018.

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

14. RESTRUCTURING AND OTHER SEPARATION COSTS

The Company is committed to continuous improvement and regularly evaluates operations to ensure it is properly organized for performance and efficiency.  As a result, during the three and nine months ended September 30, 2019, the Company recorded approximately $1.2 million and $3.8 million, respectively, in pre-tax charges primarily consisting of severance and other termination benefits related to positions eliminated in 2019, which is included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income.

In August 2018, the Company announced a restructuring program (the “2018 Restructuring Program”) focused on reducing costs, improving operating margins and streamlining its management structure to create efficiencies and better align with its strategic business objectives.  The 2018 Restructuring Program involved the elimination of approximately 125 positions during the third quarter of 2018 across the Company’s theme parks and its corporate headquarters. As a result, during the nine months ended September 30, 2018, the Company recorded approximately $5.5 million in pre-tax restructuring charges primarily related to severance and other termination benefits, of which, $3.8 million was incurred during the three months ended September 30, 2018, which is included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income. The Company will not incur any additional costs associated with the 2018 Restructuring Program in 2019 as all continuing service obligations were completed as of December 31, 2018.

Related activity for the nine months ended September 30, 2019 was as follows:

	2019 Restructuring and other Separation Costs	2018 Restructuring Program
	(In thousands)
Liability as of December 31, 2018	$—	$537
Costs incurred	3,839	—
Payments made	(2,669)	(537)
Liability as of September 30, 2019	$1,170	$—

The remaining liability as of September 30, 2019 relates to restructuring and other related costs to be paid as contractually obligated by December 31, 2019 and is included in accrued salaries, wages and benefits in the accompanying unaudited condensed consolidated balance sheet.

Other

For the nine months ended September 30, 2018, restructuring and other separation costs also includes severance and other employment expenses for certain executives who separated from the Company during 2018. In particular, on February 27, 2018, the Company announced that its then President and Chief Executive Officer (the “Former CEO”) had stepped down from his position and resigned as a member of the Board. In connection with his departure, the Former CEO received a lump sum cash payment of approximately $6.7 million in severance-related benefits, in accordance with his employment agreement. Certain other executives who separated from the Company during 2018 also received severance-related benefits in accordance with the terms of their respective employment agreements or relevant company plan, as applicable. These severance expenses are included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2018.

Additionally, during the nine months ended September 30, 2018, certain equity awards were accelerated to vest in connection with the departure of specific executives as required by their respective employment agreements.  As a result, the Company recorded incremental non-cash equity compensation expense during the nine months ended September 30, 2018 related to these awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income.  See Note 12–Equity-Based Compensation for further details.

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

Attendance

The level of attendance in our theme parks is a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, fluctuations in foreign exchange rates and global and regional economic conditions, travel patterns of both our domestic and international guests, marketing and sales efforts, awareness and type of ticket and park offerings, consumer confidence and external perceptions of our brands and reputation, among other factors beyond our control. Attendance patterns on a quarterly basis have significant seasonality, driven by the timing of holidays, school vacations, calendar shifts in the number of weekend days in a quarter and weather conditions; in addition, seven of our theme parks are seasonal and only open for part of the year.

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

We continue to focus on reducing costs, improving operating margins and streamlining our management structure to create efficiencies to better align with our strategic business objectives.  We remain committed to continuous improvement and regularly evaluate operations to ensure we are properly organized for performance and efficiency.  As part of these ongoing efforts, during the nine months ended September 30, 2019, we recorded approximately $3.8 million in pre-tax charges primarily consisting of severance and other termination benefits related to positions eliminated in 2019, which is included in restructuring and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report on Form 10-Q.  For the nine months ended September 30, 2018, restructuring and other separation costs of $16.4 million also includes severance and other employment expenses for certain executives who separated from the Company during 2018. See Note 14–Restructuring and Other Separation Costs to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Recent Developments

On October 21, 2019, we announced that we will open our second Sesame Place standalone park in San Diego in spring 2021. Sesame Place San Diego will be located on the site of the current Aquatica San Diego. While construction will begin in the fall of 2019, it is not expected to impact Aquatica San Diego’s operating schedule in 2020. For more details, refer to Note 11–Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In May 2019, we entered into a share repurchase agreement to purchase approximately 5.6 million of our common stock at a price per share equal to $26.71 (the “SEAS Repurchase”). Also on May 27, 2019, Hill Path Capital LP (“Hill Path”) and certain of its affiliates entered into a stock purchase agreement to purchase, in the aggregate, approximately 13.2 million shares of our common stock (the “HP Purchase”).  The purchase closed on May 30, 2019, at which time, Hill Path’s ownership percentage increased to 34.6%.

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

Leadership Changes

On November 7, 2019, we announced that our Board of Directors (the “Board”) appointed Sergio D. Rivera to serve as our Chief Executive Officer (“CEO”). In addition, the Board increased the size of the Board from seven to nine directors and elected Mr. Rivera and Neha Jogani Narang to serve as directors of the Company. Mr. Rivera will assume his CEO role and director role and Ms. Narang will assume her director role effective November 11, 2019 (the “Effective Date”). In connection with the appointment of Mr. Rivera as CEO, Marc G. Swanson, who has been serving as our Interim Chief Executive Officer, will resume his previous role of Chief Financial Officer and Treasurer and Elizabeth C. Gulacsy, who has been serving as our Interim Chief Financial Officer and Treasurer in addition to her role as our Chief Accounting Officer, will cease to serve as our Interim Chief Financial Officer and Treasurer, in each case effective on the Effective Date. Ms. Gulacsy will continue to serve as our Chief Accounting Officer.

In February 2019, our Board appointed Gustavo (“Gus”) Antorcha to serve as our Chief Executive Officer and John T. Reilly to serve as our Chief Operating Officer. Effective on March 31, 2019, Mr. Reilly resigned from his position of Chief Operating Officer. In September 2019, Mr. Antorcha resigned from his position of Chief Executive Officer and resigned as a member of our Board.  As a result, the Board appointed Marc G. Swanson, our Chief Financial Officer and Treasurer, to serve as Interim Chief Executive Officer and Elizabeth C. Gulacsy, our Chief Accounting Officer, to serve as Interim Chief Financial Officer and Treasurer in addition to her role of Chief Accounting Officer. Mr. Antorcha was not entitled to any severance benefits in connection with his departure and forfeited his outstanding equity awards.

On February 26, 2018, Joel K. Manby (the “Former CEO”) stepped down from his position as our President and Chief Executive Officer and resigned as a member of our Board.  In connection with his departure, the Former CEO received severance-related benefits in accordance with his employment agreement dated March 16, 2015.  Certain other executives who separated during 2018 also received severance-related benefits in accordance with the terms of their respective employment agreements or relevant company plan, as applicable.  These expenses are included in restructuring and other separation costs for nine months ended September 30, 2018 in the accompanying unaudited condensed consolidated statements of comprehensive income included elsewhere in this Quarterly Report on Form 10-Q.

Additionally, certain equity awards were accelerated to vest in 2018 in connection with the departure of specific executives as required by their respective employment agreements. As a result, we recorded incremental non-cash equity compensation expense related to these awards, which is included in selling, general and administrative expenses for the nine months ended September 30, 2018 in the accompanying unaudited condensed consolidated statements of comprehensive income.  See Note 14–Restructuring and Other Separation Costs and Note 12–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We continue to make progress in our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island (the “Middle East Project”). As part of this partnership, we are providing certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses. Construction has begun and SeaWorld Abu Dhabi is expected to be completed in 2022. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stage.

As previously disclosed, in March 2017, we entered into a Park Exclusivity and Concept Design Agreement and a Center Concept and Preliminary Design Support Agreement (collectively, the “ZHG Agreements”) with Zhonghong Holding, Co. Ltd. (“Zhonghong Holding”), an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau through December 2019. In April 2019, we terminated the ZHG Agreements for non-payment of undisputed amounts owed. There were no amounts recorded as revenue related to the ZHG Agreements in the three months ended September 30, 2019.  For the nine months ended September 30, 2019, we recorded approximately $1.7 million, and for the three and nine months ended September 30, 2018, we recorded approximately $1.3 million and $3.8 million, respectively, in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive income related to the ZHG Agreements. See further details in Note 1–Description of the Business and Basis of Presentation and Note 10–Related Party Transactions in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

For a discussion of certain risks associated with our international development strategy, see the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

The following discussion provides an analysis of our operating results for the three and nine months ended September 30, 2019 and 2018. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table presents key operating and financial information for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended
	September 30,		Variance
	2019	2018	$	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$268,048	$279,873	$(11,825)	(4.2%)
Food, merchandise and other	205,618	203,302	2,316	1.1%
Total revenues	473,666	483,175	(9,509)	(2.0%)
Costs and expenses:
Cost of food, merchandise and other revenues	37,843	36,062	1,781	4.9%
Operating expenses (exclusive of depreciation and amortization shown separately below)	175,634	198,781	(23,147)	(11.6%)
Selling, general and administrative expenses	64,632	51,549	13,083	25.4%
Restructuring and other separation costs	1,207	3,866	(2,659)	(68.8%)
Depreciation and amortization	40,822	41,187	(365)	(0.9%)
Total costs and expenses	320,138	331,445	(11,307)	(3.4%)
Operating income	153,528	151,730	1,798	1.2%
Other income, net	(86)	(59)	(27)	(45.8%)
Interest expense	21,463	19,500	1,963	10.1%
Income before income taxes	132,151	132,289	(138)	(0.1%)
Provision for income taxes	34,123	36,301	(2,178)	(6.0%)
Net income	$98,028	$95,988	$2,040	2.1%
Other data:
Attendance	8,123	8,344	(221)	(2.6%)
Total revenue per capita	$58.31	$57.91	$0.40	0.7%
Admission per capita	$33.00	$33.54	$(0.54)	(1.6%)
In-park per capita spending	$25.31	$24.37	$0.94	3.9%

Admissions revenue. Admissions revenue for the three months ended September 30, 2019 decreased $11.8 million, or 4.2%, to $268.0 million as compared to $279.9 million for the three months ended September 30, 2018. The decline in admissions revenue was primarily a result of a decrease in attendance of approximately 221,000 guests, or 2.6%, along with a decrease in admission per capita.  We believe the decrease in attendance during the quarter largely results from unfavorable weather, which included the impacts from rain and Hurricane Dorian, and a calendar shift related to one less peak summer weekend day when compared to the prior year quarter.  We estimate the combined impact from adverse weather and the calendar shift was a decline of approximately 330,000 guests, of which we estimate over 90,000 relates to the impact of Hurricane Dorian. Attendance at our Florida parks over Labor Day weekend was impacted by Hurricane Dorian, due to its related impact on travel and visitation plans and park operating hours. Admission per capita decreased by 1.6% to $33.00 for the three months ended September 30, 2019 compared to $33.54 in the comparable prior year quarter.  Admission per capita decreased primarily due to the continued implementation of our targeted promotions and pricing strategies, partially offset by price increases on certain products.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2019 increased $2.3 million, or 1.1%, to $205.6 million as compared to $203.3 million for the three months ended September 30, 2018. The increase results from an improvement in in-park per capita spending which was largely offset by the decrease in attendance.  In-park per capita spending increased by 3.9% to $25.31 in the third quarter of 2019 compared to $24.37 in the third quarter of 2018.  In-park per capita spending improved primarily due to pricing initiatives and increased sales of in-park products.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2019 increased by $1.8 million, or 4.9%, to $37.8 million as compared to $36.1 million for the three months ended September 30, 2018.  These costs represent 18.4% and 17.7% of the related revenue earned for the three months ended September 30, 2019 and 2018, respectively.

Operating expenses. Operating expenses for the three months ended September 30, 2019 decreased by $23.1 million, or 11.6%, to $175.6 million as compared to $198.8 million for the three months ended September 30, 2018.  The decline in operating expenses primarily relates to a reduction in labor costs, primarily as a result of our focus on cost efficiencies, and a decrease in non-cash asset write-offs.  Operating expenses were 37.1% of total revenues for the three months ended September 30, 2019 compared to 41.1% for the three months ended September 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2019 increased $13.1 million, or 25.4%, to $64.6 million as compared to $51.5 million for the three months ended September 30, 2018 largely due to approximately $9.5 million in marketing overspend and the timing of certain expenses. The overspend in marketing was due to less disciplined management of certain marketing related costs during the quarter. As a percentage of total revenue, selling, general and administrative expenses were 13.6% for the three months ended September 30, 2019 compared to 10.7% for the three months ended September 30, 2018.

Restructuring and other separation costs. Restructuring and other separation costs for the three months ended September 30, 2019 primarily relates to severance and other expenses for positions which were eliminated in 2019. Restructuring and other separation costs for the three months ended September 30, 2018 primarily relates to severance and other employment expenses related to the 2018 Restructuring Program.  See Note 14–Restructuring and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2019 was relatively flat at $40.8 million as compared to $41.2 million for the three months ended September 30, 2018.

Interest expense. Interest expense for the three months ended September 30, 2019 increased $2.0 million, or 10.1%, to $21.5 million as compared to $19.5 million for the three months ended September 30, 2018. The increase primarily relates to the impact of Amendment No. 9 to our Senior Secured Credit Facilities entered into on October 31, 2018 and increased LIBOR rates as well as a higher outstanding balance on our Revolving Credit Facility during the three months ended September 30, 2019. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details on our long-term debt.

Provision for income taxes. The provision for income taxes in the three months ended September 30, 2019 was $34.1 million compared to $36.3 million for the three months ended September 30, 2018.  Our consolidated effective tax rate was 25.8% for the three months ended September 30, 2019 compared to 27.4% for the three months ended September 30, 2018.  The effective tax rate decreased primarily due to permanent items related to a nondeductible legal settlement and equity-based compensation.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table presents key operating and financial information for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30,		Variance
	2019	2018	$	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$624,789	$635,682	$(10,893)	(1.7%)
Food, merchandise and other	475,444	456,580	18,864	4.1%
Total revenues	1,100,233	1,092,262	7,971	0.7%
Costs and expenses:
Cost of food, merchandise and other revenues	87,062	85,012	2,050	2.4%
Operating expenses (exclusive of depreciation and amortization shown separately below)	495,917	544,354	(48,437)	(8.9%)
Selling, general and administrative expenses	174,601	186,076	(11,475)	(6.2%)
Restructuring and other separation costs	3,839	16,392	(12,553)	(76.6%)
Depreciation and amortization	120,325	119,635	690	0.6%
Total costs and expenses	881,744	951,469	(69,725)	(7.3%)
Operating income	218,489	140,793	77,696	55.2%
Other income, net	(138)	(38)	(100)	NM
Interest expense	64,063	59,974	4,089	6.8%
Income before income taxes	154,564	80,857	73,707	91.2%
Provision for income taxes	40,905	25,016	15,889	63.5%
Net income	$113,659	$55,841	$57,818	103.5%
Other data:
Attendance	17,925	17,982	(57)	(0.3%)
Total revenue per capita	$61.38	$60.74	$0.64	1.1%
Admission per capita	$34.86	$35.35	$(0.49)	(1.4%)
In-park per capita spending	$26.52	$25.39	$1.13	4.5%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the nine months ended September 30, 2019 decreased $10.9 million, or 1.7%, to $624.8 million as compared to $635.7 million for the nine months ended September 30, 2018. The decline in admissions revenue was primarily a result of a decrease in admission per capita when compared to the first nine months of 2018 and was also impacted by a decrease in attendance of approximately 57,000 guests, or 0.3%.  We estimate that Hurricane Dorian over Labor Day weekend negatively impacted attendance by more than 90,000 guests. Admission per capita decreased by 1.4% to $34.86 for the nine months ended September 30, 2019 compared to $35.35 for the nine months ended September 30, 2018.  This decrease was more than offset by an increase in in-park per capita spending as discussed below. Admission per capita decreased primarily due to the continued implementation of targeted promotions and pricing strategies, partially offset by price increases on certain products in the first nine months of 2019 compared to the prior year period.  We believe the decline in attendance was primarily related to unfavorable weather, particularly in the third quarter and in June, partially offset by a combination of factors including the positive reception of our new rides and compelling attractions and events and enhanced overall marketing and communication initiatives.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2019 increased $18.9 million, or 4.1%, to $475.4 million as compared to $456.6 million for the nine months ended September 30, 2018. The increase results from an increase in in-park per capita spending partially offset by the decline in attendance. In-park per capita spending increased by 4.5% to $26.52 for the nine months ended September 30, 2019 compared to $25.39 for the nine months ended September 30, 2018. In-park per capita spending improved primarily due to pricing initiatives and increased sales of in-park products.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2019 increased $2.1 million, or 2.4%, to $87.1 million as compared to $85.0 million for the nine months ended September 30, 2018.  These costs represent 18.3% and 18.6% of the related revenue earned for the nine months ended September 30, 2019 and 2018, respectively.

Operating expenses. Operating expenses for the nine months ended September 30, 2019 decreased by $48.4 million, or 8.9%, to $495.9 million as compared to $544.4 million for the nine months ended September 30, 2018.  The decline in operating expenses primarily relates to a reduction in labor costs primarily as a result of our focus on cost efficiencies and a decrease in non-cash asset write-offs.  Operating expenses were 45.1% of total revenues for the nine months ended September 30, 2019 compared to 49.8% for the nine months ended September 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2019 decreased $11.5 million, or 6.2%, to $174.6 million as compared to $186.1 million for the nine months ended September 30, 2018.  The decrease in selling, general and administrative expenses primarily relates to the following: (i) a decrease in legal costs largely related to a legal settlement accrual of $8.1 million recorded in the first quarter of 2018 and a settlement of $4.0 million recorded in the second quarter of 2018; (ii) a decrease of $6.5 million in non-cash equity compensation expense, primarily related to equity awards which were accelerated to vest in the first quarter of 2018 in connection with the departure of certain executives; and (iii) a decline in salary and other related costs due in part to cost savings initiatives (see Note 11–Commitments and Contingencies and Note 12–Equity-Based Compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details). These factors were partially offset by an increase in marketing costs, particularly in the third quarter as well as other expenses associated with the previously disclosed transfer of shares and HP Agreements (see Note 10–Related Party Transactions and Note 13–Stockholders’ Equity in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details). As a percentage of total revenue, selling, general and administrative expenses were 15.9% for the nine months ended September 30, 2019 compared to 17.0% for the nine months ended September 30, 2018.

Restructuring and other separation costs. Restructuring and other separation costs for the nine months ended September 30, 2019 primarily relates to severance and other expenses for positions which were eliminated in 2019. Restructuring and other separation costs for the nine months ended September 30, 2018 also includes severance and other employment expenses for our Former CEO and includes severance and other employment expenses for other employees whose employment terminated during 2018, including costs associated with the 2018 Restructuring Program. See Note 14–Restructuring and Other Separation Costs in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2019 increased $0.7 million, or 0.6%, to $120.3 million as compared to $119.6 million for the nine months ended September 30, 2018.

Interest expense. Interest expense for the nine months ended September 30, 2019 increased $4.1 million, or 6.8%, to $64.1 million as compared to $60.0 million for the nine months ended September 30, 2018. The increase primarily relates to the impact of Amendment No. 9 to our Senior Secured Credit Facilities entered into on October 31, 2018 and increased LIBOR rates, as well as a higher outstanding balance on our Revolving Credit Facility during the nine months ended September 30, 2019, partially offset by the impact of interest rate swap agreements. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2019 was $40.9 million compared to $25.0 million for the nine months ended September 30, 2018.  Our consolidated effective tax rate was 26.5% for the nine months ended September 30, 2019 compared to 30.9% for the nine months ended September 30, 2018.  The effective tax rate decreased primarily due to permanent items related to a nondeductible legal settlement and equity-based compensation, partially offset by changes to the valuation allowance on state net operating loss carryforwards.  See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and share repurchases. As of September 30, 2019, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.4, due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. We typically operate with a working capital ratio less than 1 and we expect that we will continue to do so in the future. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs.

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

Through December 31, 2018, we had repurchased an aggregate of $158.0 million under the Share Repurchase Program.  On February 22, 2019, our Board authorized a replenishment to the Share Repurchase Program bringing the total amount authorized for future share repurchases back up to $250.0 million. During the nine months ended September 30, 2019, we completed a share repurchase of 5,615,874 shares for an aggregate total of $150.0 million. On August 2, 2019, our Board approved a replenishment to the Share Repurchase Program of $150.0 million, bringing the total amount authorized for future share repurchases back up to $250.0 million. There were no share repurchases under the Share Repurchase Program during the three months ended September 30, 2019 or the three and nine months ended September 30, 2018.

Our Senior Secured Credit Facilities contain negative covenants that, among other things, restrict our ability for future share repurchases. The available capacity for restricted payments is recalculated at the beginning of each quarter, or upon declaration of a restricted payment as set forth in the credit agreement. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. The number of shares to be purchased and the timing of purchases will be based on our trading windows or as set forth in an adopted 10b5-1 plan, if any, and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.

See Note 10–Related Party Transactions and Note 13–Stockholders’ Equity in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Other

As of September 30, 2019, we have five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of outstanding long-term debt. The Interest Rate Swap Agreements have a total notional amount of $1.0 billion and mature on May 14, 2020. See Note 6–Long-Term Debt and Note 8–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2019	2018
	(Unaudited, in thousands)
Net cash provided by operating activities	$313,683	$267,458
Net cash used in investing activities	(152,856)	(141,227)
Net cash used in financing activities	(143,244)	(32,856)
Net increase in cash and cash equivalents, including restricted cash	$17,583	$93,375

Cash Flows from Operating Activities

Net cash provided by operating activities was $313.7 million during the nine months ended September 30, 2019 as compared to $267.5 million during the nine months ended September 30, 2018.  The increase in net cash provided by operating activities was primarily impacted by improved operating performance and changes in working capital.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the nine months ended September 30, 2019 consisted primarily of capital expenditures of $152.9 million largely related to future attractions. Net cash used in investing activities during the nine months ended September 30, 2018 consisted primarily of $140.9 million of capital expenditures largely related to attractions that opened in 2018.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Nine Months Ended September 30,
	2019	2018
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$137,053	$139,247
Expansion/ROI projects(b)	15,827	1,631
Capital expenditures, total	$152,880	$140,878
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, and revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2019 results primarily from $150.0 million used to repurchase shares and repayments of $11.6 million on our long-term debt, partially offset by a net draw on our revolving credit facility of $20.0 million. Net cash used in financing activities during the nine months ended September 30, 2018 results primarily from net repayments of $15.0 million on our revolving credit facility and $17.8 million on our long-term debt. See Note 6–Long-term Debt, Note 10–Related Party Transactions and Note 13–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

As of September 30, 2019, our Senior Secured Credit Facilities consisted of $1.512 billion in Term B-5 Loans which will mature on March 31, 2024, along with a $210.0 million Revolving Credit Facility, of which $50.0 million was drawn upon as of September 30, 2019.  Additionally, as of September 30, 2019, SEA had approximately $20.4 million of outstanding letters of credit, leaving approximately $139.6 million available for borrowing under the Revolving Credit Facility. Subsequent to September 30, 2019, SEA repaid $10.0 million on the Revolving Credit Facility.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details concerning our long-term debt.

Covenant Compliance

The Amended Credit Agreement removed all previous financial covenants on the Term B-5 Loans. The Revolving Credit Facility requires that SEA comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility. As of September 30, 2019, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

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

As of September 30, 2019, the total leverage ratio as calculated under our Senior Secured Credit Facilities was 3.34 to 1.00.  Our total leverage ratio is calculated by dividing total net debt by the last twelve months Adjusted EBITDA plus $14.9 million in estimated cost savings which have been identified based on certain specified actions we have taken, including restructurings and cost savings initiatives.

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

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net income for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2019	2018	2019	2018	2019
	(Unaudited, in thousands)
Net income	$98,028	$95,988	$113,659	$55,841	$102,606
Provision for income taxes	34,123	36,301	40,905	25,016	33,804
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	—	—	—	8,150
Interest expense	21,463	19,500	64,063	59,974	85,003
Depreciation and amortization	40,822	41,187	120,325	119,635	161,645
Equity-based compensation expense (b)	1,162	5,183	8,444	18,620	11,976
Loss on impairment or disposal of assets and certain non-cash expenses(c)	1,425	4,222	2,217	11,873	9,206
Business optimization, development and strategic initiative costs (d)	9,270	7,670	18,262	26,604	21,118
Certain transaction and investment costs and other taxes (e)	468	2,890	4,930	3,305	4,978
Other adjusting items (f)	136	(544)	182	15,808	(896)
Adjusted EBITDA (g)	$206,897	$212,397	$372,987	$336,676	$437,590
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (h)					14,900
Adjusted EBITDA, after cost savings (i)					$452,490

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

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	(Unaudited, in thousands)
Adjusted EBITDA (as previously defined)	$204,852	$322,354
Certain expenses over previous credit agreement limit (d)	7,670	11,604
Taxes related to other adjusting items not previously added back (f)	(125)	2,718
Adjusted EBITDA (as defined in the Amended Credit Agreement)	$212,397	$336,676
(a)	Reflects the write-off of $8.2 million in debt issuance costs incurred on the Term B-5 Loans during the twelve months ended September 30, 2019.
(b)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation.  For the nine months ended September 30, 2018, includes approximately $5.5 million related to equity awards which were accelerated to vest in connection with the departure of certain executives, as required by their respective employment agreements (see Note 12–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details).

(c)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals and impairments.  For the three and nine months ended September 30, 2018 and for the twelve months ended September 30, 2019, primarily reflects asset write-offs related to certain rides and equipment which were removed from service.

(d)

For the three and nine months ended September 30, 2019, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $6.5 million and $12.5 million, respectively, of third party consulting costs and (ii) $1.2 million and $3.8 million, respectively, of severance and other employment costs primarily associated with positions eliminated.

For the three and nine months ended September 30, 2018, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $3.9 million and $16.4 million, respectively, of severance and other employment costs which, for the three months ended September 30, 2018 primarily relates to the 2018 Restructuring Program and for the nine months ended September 30, 2018 primarily relates to costs associated with the departure of certain executives during 2018; (ii) $3.6 million and $8.9 million, respectively, of third party consulting costs; and (iii) $0.2 million and $1.3 million, respectively, of product and intellectual property development costs.

For the twelve months ended September 30, 2019, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $14.3 million of third party consulting costs and (ii) $4.8 million of severance and other employment costs primarily associated with positions eliminated.

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

(e)

For the nine and twelve months ended September 30, 2019, includes approximately $4.3 million relating to expenses associated with the previously disclosed transfer of shares and HP Agreements (See Note 10–Related Party Transactions and Note 13–Stockholders’ Equity in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details).  For the three and nine months ended September 30, 2018, reflects primarily a loss of approximately $2.8 million relating to expenses incurred and fees associated with the termination of an agreement.

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

Prior to the Amended Credit Agreement, these items were excluded on an after-tax basis only.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2019.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, our estimate is that an additional $3.1 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at September 30, 2019, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $511.8 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in one month LIBOR on our variable-rate debt would lead to an increase of approximately $5.5 million in annual cash interest costs due to the impact of our fixed-rate swap agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the third quarter of 2019.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2019	July 30, 2019	3,024	$29.07	—	$100,000,000
August 1, 2019	August 31, 2019	19,097	$27.98	—	250,000,000
September 1, 2019	September 30, 2019	1,065	$27.49	—	250,000,000
		23,186		—	$250,000,000
(1)

All purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that the Company withholds shares with a value equal to the amount of the withholding obligation.

(2)

The Company’s Board of Directors previously authorized a share repurchase program of up to $250.0 million of its common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. On August 2, 2019, the Board approved a replenishment to the Share Repurchase Program of $150.0 million, bringing the total amount available for future purchases back up to $250.0 million.

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

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1†*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2019 Time-Based Restricted Stock Units)

10.2†

Employment Agreement, dated November 6, 2019, between SeaWorld Entertainment, Inc. and Sergio Rivera (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2019 (File No. 001-35883))

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL.

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
*	Filed herewith.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: November 7, 2019	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Accounting Officer and Interim Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)