Form 10-K
period 2019-12-31
SeaWorld Entertainment, Inc.
filed 2020-02-27
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,579,259,660 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange.  For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 78,726,029 shares of Common Stock, par value $0.01 per share as of February 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2020 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” “SeaWorld,”  “we,” “our” or “us” in this Annual Report on Form 10-K refer to SeaWorld Entertainment, Inc. and its consolidated subsidiaries; (ii) references to “Blackstone” refer to certain investment funds affiliated with The Blackstone Group L.P.; (iii) references to “guests” refer to our theme park visitors; (iv) references to “customers” refer to any consumer of our products and services, including guests of our theme parks; (v) references to our “theme parks” or “parks” include all of our separately gated parks; (vi) references to the “TEA/AECOM 2018 Report” refer to the 2018 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2019; and (vii) references to the “Amusement Today, 2019” refer to the Amusement Today 2019 Golden Ticket Awards, Vol. 23, issue 6.2 dated September 2019. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM 2018 Report, which are not independently validated by the Company.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including the following:

•	complex federal and state regulations governing the treatment of animals, which can change, and claims and lawsuits by activist groups before government regulators and in the courts;
•	activist and other third-party groups and/or media can pressure governmental agencies, vendors, partners, and/or regulators, bring action in the courts or create negative publicity about us;
•

various factors beyond our control adversely affecting attendance and guest spending at our theme parks, including, but not limited to, weather, natural disasters, foreign exchange rates, consumer confidence, the potential spread of travel-related health concerns including pandemics and epidemics, travel related concerns, and governmental actions;

•	incidents or adverse publicity concerning our theme parks, the theme park industry and/or zoological facilities;
•	a decline in discretionary consumer spending or consumer confidence;
•

a significant portion of revenues are generated in the States of Florida, California and Virginia and the Orlando market, and any risks affecting such markets, such as natural disasters, severe weather and travel-related disruptions or incidents;

•	seasonal fluctuations in operating results;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	technology interruptions or failures that impair access to our websites and/or information technology systems;
•	increased labor costs, including minimum wage increases, and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;

•	loss of key personnel;
•	unionization activities and/or labor disputes;
•	inability to meet workforce needs;
•	inability to realize the benefits of developments, restructurings, acquisitions or other strategic initiatives, and the impact of the costs associated with such activities;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital;
•	inability to retain our current credit ratings;
•	our substantial leverage;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions or construction delays;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses, including by legislation at federal, state or local levels;
•	delays, restrictions or inability to obtain or maintain permits;
•	financial distress of strategic partners or other counterparties;
•	changes to immigration, foreign trade, investments and/or other policies;
•	inability to realize the full value of our intangible assets;
•	changes in tax laws;
•	tariffs or other trade restrictions;
•	actions of activist stockholders;
•	the ability of Hill Path Capital LP to significantly influence our decisions;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector;
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value; and
•	other factors described in “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

PART I.

Item 1.  Business

Company Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands including SeaWorld, Busch Gardens, Aquatica, Discovery Cove, Sesame Place and Sea Rescue. Over our more than 60-year history, we have developed a diversified portfolio of 12 differentiated theme parks that are grouped in key markets across the United States. Many of our theme parks showcase our one-of-a-kind zoological collection and feature a diverse array of both thrill and family-friendly rides, educational presentations, shows and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

During 2019, we hosted approximately 22.6 million guests in our theme parks, generated total revenues of $1.40 billion and reported net income of $89.5 million.  We generate revenue primarily from selling admission to our theme parks and from purchases of food, merchandise and other items, primarily within our theme parks. Theme park admissions accounted for approximately 57% of our total revenue, and food, merchandise and other revenue accounted for approximately 43% of our total revenue. For more information concerning our results from operations, see the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Annual Report on Form 10-K.

As one of the world’s foremost zoological organizations and a global leader in animal welfare, training, husbandry, veterinary care and marine animal rescue, we are committed to helping protect and preserve the environment and the natural world. For more information, see the “—Our Culture and Social Responsibility” section included elsewhere in this Annual Report on Form 10-K.

Recent Developments

Legal Settlements

On February 11, 2020, we announced that we had entered into a settlement agreement with respect to a previously disclosed class action lawsuit commenced in 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (AGS) (“Baker”). The proposed settlement, which is subject to certain conditions, including court approval, requires us to pay $65.0 million for claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the costs of administration and legal fees and expenses.  The proposed settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by us or any defendant.  There can be no assurance that the proposed settlement agreement will be approved by the court.

In addition, on February 11, 2020, we announced that we had entered into a binding agreement for the settlement of a previously disclosed putative derivative lawsuit commenced in 2014, captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437 (“Kistenmacher”), filed in the Court of Chancery of the State of Delaware.  Pursuant to the agreement, we received $12.5 million of insurance proceeds from our insurers which can be used for general corporate purposes and we will adopt certain corporate governance modifications. The final settlement of the matter remains subject to a formal agreement and court approval.  There can be no assurance that the final settlement agreement will be executed or that such agreement will be approved by the court.

In connection with the above two settlements, we expect to make a payment of $65.0 million related to the Baker case which we intend to fund as follows: (i) $32.9 million in insurance proceeds from our insurance carriers for the Baker case, (ii) $12.5 million of insurance proceeds from our insurance carriers related to the Kistenmacher case and (iii) $19.6 million from cash.

During the year ended December 31, 2019, we recorded $32.1 million of legal settlement charges, net of insurance recoveries, related to the Baker case, which is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) included elsewhere in this Annual Report on Form 10-K.  Separately, in the first quarter of 2020, we expect to record a legal settlement gain of $12.5 million related to insurance proceeds received in the Kistenmacher case.  For more details, refer to Note 15–Commitments and Contingencies in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Sesame Place

On October 21, 2019, we announced that we will convert Aquatica San Diego into our second Sesame Place standalone park in the spring of 2021. While construction began in the fall of 2019, it is not expected to impact Aquatica San Diego’s operating schedule for the 2020 operating season. For more details, refer to Note 15–Commitments and Contingencies in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Leadership Changes

On November 7, 2019, we announced that our Board of Directors (the “Board”) appointed Sergio (“Serge”) D. Rivera to serve as our Chief Executive Officer (“CEO”). In connection with the appointment of Mr. Rivera as CEO, Marc G. Swanson, who had been serving as our Interim Chief Executive Officer, resumed his previous role of Chief Financial Officer and Treasurer and Elizabeth C. Gulacsy, who had been serving as our Interim Chief Financial Officer and Treasurer in addition to her role as our Chief Accounting Officer, ceased serving as our Interim Chief Financial Officer and Treasurer. Ms. Gulacsy continues to serve as our Chief Accounting Officer.

Our Competitive Strengths

•

Brands That Consumers Know and Love. We believe our brands attract and appeal to guests from around the world. We use our brands, intellectual property and the work we do to care for animals to increase awareness of our theme parks, drive attendance to our theme parks and create “out-of-park” experiences for our guests as a way to connect with them before they visit our theme parks and to stay connected with them after their visit. Such experiences include various consumer product offerings, including toys, books, apparel and technology accessories as well as our websites and advertisements.

•

Differentiated Theme Parks. We own and operate 12 theme parks which deliver high-quality educational experiences, entertainment offerings, aesthetic appeal, and shopping and dining experiences.  Our portfolio includes theme parks ranked among the most highly attended in the industry, including three of the top 20 theme parks and four of the top 10 water parks in North America, as measured by attendance (TEA/AECOM 2018 Report).  We have over 650 attractions that appeal to guests of all ages, including 88 animal habitats, 114 programs and 204 rides. In addition, we have over 350 restaurants, photo and specialty retail shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from educational animal encounters and presentations, to thrilling rides and exciting shows.  In fact, we have won numerous awards and recognition as detailed in our theme park portfolio table located in the Our Theme Parks section which follows.  As a result of our distinctive offerings and experiences, our guest surveys routinely report very high “Overall Satisfaction” scores, with 96% of respondents in 2019 ranking their experience good or excellent.

•

Diversified Business Portfolio. Our portfolio of theme parks is diversified in a number of important respects. Our theme parks are located in geographic clusters across the United States, which at times can help protect us from the impact of localized events. Many of our theme parks showcase a different mix of thrill-oriented and family friendly attractions including rides, educational presentations and/or shows. This varied portfolio of offerings attracts guests from a broad range of demographics and geographies. Our portfolio of theme parks appeal to both regional and destination guests, which provide us with a diversified attendance base.

•

One of the World’s Largest Zoological Collections. We provide care for what we believe is one of the world’s largest zoological collections. We believe we are attractively positioned in the industry due to our highly unique zoological collection and ability to present our animals in a differentiated and interactive manner.  Through opportunities to explore and interact with these amazing animals in our parks, each year we educate millions of guests with the goal of inspiring them to care and protect animals and their habitats in the wild.  Our commitment to these animals includes applying world-class standards of care while striving to provide habitats that promote their health.  We also lead, partner with and/or sponsor research efforts that have provided and will continue to provide essential information and tools to help protect and sustain species in their natural habitats around the world.  See the “—Conservation & Community Relations” section included elsewhere in this Annual Report on Form 10-K.

•

Strong Competitive Position. Our competitive position is enhanced by the combination of our powerful brands, extensive zoological collection and expertise and attractive in-park assets located on valuable real estate. Our zoological collection and expertise, which have evolved over our six decades of caring for animals, would be extremely difficult and expensive to replicate. We have made extensive investments in new attractions and infrastructure and we believe that our theme parks are well capitalized (see the “— Capital Improvements” section included elsewhere in this Annual Report on Form 10-K for a discussion of our new rides and attractions). We believe that the limited supply of real estate suitable for theme park development coupled with high initial capital investment, long development lead-times and zoning and other land use restrictions constrain the number of large theme parks that can be constructed.

•

Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team, currently led by Serge Rivera, Chief Executive Officer, have an average tenure of approximately 18 years in relevant industries. The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product and business development, hospitality, finance and accounting. Additionally, our animal care team is among the most experienced and qualified in the world, making us a global leader in animal welfare, husbandry, enrichment and veterinary care.

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

•

Significant Cash Flow Generation. We believe that our disciplined approach to capital expenditures, cost management and working capital management enables us to generate significant annual operating cash flow, even in years of declining performance. In addition, five of our 12 theme parks are open year-round, which helps reduce seasonal cash flow volatility.

•

Care for Our Community and the Natural World. We are committed to the communities in which our theme parks are located and focus our philanthropic efforts in three areas: animal preservation and stewardship; youth development and education; and community initiatives that address environmental sustainability. Our theme parks inspire and educate children and guests of all ages through experiences that are educational, fun and meaningful. Additionally, our Sesame Place park was the first theme park in the world to have achieved the designation of Certified Autism Center from the International Board of Credentialing and Continuing Education Standards (the “IBCCES”) and we have subsequently achieved the designation for three more of our theme parks, SeaWorld Orlando, Aquatica Orlando and Discovery Cove.

We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work.  For example, we are the primary supporter and corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, we operate one of the world’s most respected rescue programs for ill and injured marine animals, in collaboration with federal, state and local governments, and other members of accredited stranding networks, among others, with the goal of rehabilitating and returning them to the wild. For more than five decades, our animal experts have helped more than 36,000 ill, injured, orphaned and abandoned wild animals. We are committed to animal rescue, conservation research and education and invest millions annually in these efforts.

Our Theme Parks

Our legacy started in 1959 with the opening of our first Busch Gardens theme park in Tampa, Florida. Since then, we have grown our portfolio of strong brands and strategically expanded across five states on approximately 2,000 acres of owned land and 190 acres of leased property in San Diego. Our theme parks offer guests a variety of exhilarating experiences, from animal encounters that invite exploration and appreciation of the natural world, to both thrilling and family-friendly rides, educational presentations and spectacular shows. Our theme parks are consistently recognized among the top theme parks in the world and rank among the most highly attended in the industry.

We generally locate our theme parks in geographic clusters, which we believe improves our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs.  Our portfolio of branded theme parks includes the following names (see the theme park portfolio table which follows for more details on each of these parks and a summary of our recent awards and recognition):

•

SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, educational presentations, special dining experiences, thrilling attractions and a variety of educational and entertainment offerings that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill and family-friendly rides and entertainment that creatively incorporate our one-of-a-kind zoological collection. We currently own and operate the following SeaWorld-branded theme parks:

•

SeaWorld San Diego is the original SeaWorld theme park and was founded in 1964 by four graduates from the University of California, Los Angeles (UCLA). SeaWorld San Diego spans 190 acres of waterfront property on Mission Bay in San Diego, California, is open year-round and is one of the most visited paid attractions in San Diego. SeaWorld San Diego is home to a number of attractions, including Tidal Twister, a first-of-its-kind dueling roller coaster which opened in 2019 and Electric Eel, a triple-launch steel roller coaster which opened in 2018.  SeaWorld San Diego is ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2018 Report).

•

SeaWorld Orlando is a 279-acre theme park in Orlando, Florida, the world’s largest theme park destination, and is open year-round. In 2019, SeaWorld Orlando opened Sesame Street Land, an immersive new land which includes kids wet and dry play areas, interactive experiences, fun family rides and a daily parade.  SeaWorld Orlando is also home to a number of thrilling and family-friendly rides including Infinity Falls, a river rapid ride which opened in 2018 and Mako, a high speed hyper coaster which opened in 2016. SeaWorld Orlando is ranked among the top 10 theme parks in North America, as measured by attendance (TEA/AECOM 2018 Report).

•

SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing 397 acres in San Antonio, Texas. In 2019, SeaWorld San Antonio opened Turtle Reef, a one-of-a-kind sea turtle attraction, Sea Swinger, a thrilling swing ride, and Riptide Rescue, a family-friendly spinner ride.  SeaWorld San Antonio is also home to a number of roller coasters including Wave Breaker: The Rescue Coaster which opened in 2017.

•

Busch Gardens. Our Busch Gardens theme parks are family oriented destinations designed to immerse guests in international geographic settings.  They are renowned for their thrill ride offerings as well as their beauty and cleanliness with award-winning landscaping and gardens.  Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions, roller coasters, educational experiences and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:

•

Busch Gardens Tampa Bay is open year-round and features exotic animals, shows and both thrill and family-friendly rides on 306 acres of lush natural landscape.  The zoological collection is a popular attraction for families, and the portfolio of rides broaden the theme park’s appeal to teens and thrill seekers of all ages.  In 2019, Busch Gardens Tampa Bay opened Tigris, a triple launch steel coaster that catapults riders forward and backward. Busch Gardens Tampa Bay is ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2018 Report).

•

Busch Gardens Williamsburg, a 422-acre theme park, is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming. Busch Gardens Williamsburg is home to a number of thrilling roller coasters and attractions including Finnegan’s Flyer which opened in 2019 and Battle for Eire which opened in 2018.

•

Aquatica. Our Aquatica-branded water parks are premium, family oriented destinations in a South Seas-themed tropical setting.  Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative presentation of marine and terrestrial animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following separately gated Aquatica branded theme parks:

•

Aquatica Orlando is an 81-acre South Seas-themed water park adjacent to SeaWorld Orlando that is open year-round. The water park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats.  In 2019, Aquatica Orlando opened KareKare Curl, a family tube water ride and in 2018 the park opened Ray Rush, a thrilling family raft slide.  Aquatica Orlando is ranked #4 most attended water park in North America and #7 worldwide (TEA/AECOM 2018 Report) and is the first water park in the world to be designated a Certified Autism Center (IBCCES, 2018).

•

Aquatica San Antonio is an 18-acre water park located adjacent to SeaWorld San Antonio.  The water park features a variety of waterslides, rivers, lagoons, a large beach area and private cabanas. In 2019, Aquatica San Antonio opened Ihu’s Breakaway Falls, a multi-drop tower slide.  Aquatica San Antonio is ranked #8 most attended water park in North America (TEA/AECOM 2018 Report).

•

Aquatica San Diego is a 66-acre water park located in Chula Vista, California, near our SeaWorld San Diego theme park. The water park features a variety of waterslides, a lazy river, a wave pool with a large beach area and private cabanas.  In October 2019, we announced we will convert Aquatica San Diego into our second Sesame Place standalone park in the spring of 2021.  For more details, refer to Note 15–Commitments and Contingencies in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

•

Discovery Cove. Located next to SeaWorld Orlando, Discovery Cove is a 58-acre, reservations only, all-inclusive marine life theme park that is open year-round to guests and features premium culinary offerings. The theme park restricts its attendance in order to assure a more intimate experience. Discovery Cove provides guests with a full day of activities, including the opportunity to interact with dolphins and sharks, snorkel with thousands of tropical fish, wade in a lush lagoon with stingrays and hand-feed birds in a free flight aviary. Discovery Cove is the first all-inclusive day resort and animal interaction park in the U.S. to be designated a Certified Autism Center (IBCCES, 2019)

•

Sesame Place. Located on 55 acres near Philadelphia, Sesame Place is currently the only theme park in the United States entirely dedicated to the award-winning television show, Sesame Street, and its spirit of imagination. The theme park shares SeaWorld’s “education and learning through entertainment” philosophy and allows parents and children to experience Sesame Street together through whirling rides, water slides, colorful shows and furry friends.  See additional discussion concerning the license agreement with Sesame Workshop in the “—Intellectual Property” section included elsewhere in this Annual Report on Form 10-K.  Sesame Place is the first theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018).  As mentioned above, Aquatica San Diego will be converted into our second Sesame Place standalone park in the spring of 2021. For more details, refer to Note 15–Commitments and Contingencies in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

•

Water Country USA. Located on 222 acres, Virginia’s largest family water park, Water Country USA, features state-of-the-art water rides and attractions, all set to a 1950s and 1960s surf theme.  Water Country USA is located near Busch Gardens Williamsburg and in 2019 opened Cutback Water Coaster, Virginia’s first hybrid water coaster.  Water Country USA is ranked #6 most attended water park in North America (TEA/AECOM 2018 Report).

•

Adventure Island. Located adjacent to Busch Gardens Tampa Bay, Adventure Island is a 56-acre water park which features water rides, dining and other attractions that incorporate a Key West theme.  Adventure Island is ranked #7 most attended water park in North America (TEA/AECOM 2018 Report).

The following table summarizes our theme park portfolio and some of our recent awards and recognition for 2019:

Location	Theme Park	Year Opened	Awards/Recognition	Animal Habitats(a)	Rides(b)	Programs(c)	Other(d)
Orlando, FL		1973

•Voted Orlando’s Best Theme Park from 2016 through 2019 (Orlando Sentinel, 2016-2019)

•Ranked #1 Best Marine Life/Wildlife Park since the award’s inception in 2006 (Amusement Today, 2006-2019)

•Ranked among top 10 amusement park in the U.S. and the world (TripAdvisor, 2019)

•Features Sesame Street Land which was awarded the Best New Amusement Park Attraction for 2019 (USA Today, 2020), Mako which ranked #15 top steel roller coaster in the world, Infinity Falls which ranked #4 Best Water Ride of 2019 and SeaWorld Christmas which ranked #4 Best Christmas Event of 2018 (Amusement Today, 2019)

•Awarded two International Association of Amusement Parks and Attractions (“IAAPA”) 2019 Brass Ring Awards (IAAPA)

				17	15	24	39
		2000	•Ranked #3 Best Marine Life/Wildlife Park in 2019 and 2017 and #4 in 2018 (Amusement Today, 2017-2019) •Ranked among top two amusement parks in the world 2013-2017 (TripAdvisor, 2013-2017)	5	3	0	9
		2008	•Ranked among top 5 for Nation’s Best Outdoor Waterpark in 2018 and 2019, including the #1 ranking in 2018 (USA Today, 2018, 2019) •Voted Orlando’s Best Waterpark from 2016 through 2019 (Orlando Sentinel 2016-2019) •Ranked among the top 25 water parks in the U.S. (TripAdvisor, 2019) •Features Ray Rush, which ranked #4 Best Water Park Ride of 2019 (Amusement Today, 2019)	3	13	0	5
Tampa, FL		1959	•Ranked among top four Best Marine Life/Wildlife Park of 2019 and features three of the world’s top 50 steel roller coasters: Montu, Cheetah Hunt and Kumba (Amusement Today, 2019) •Ranked among top 15 amusement parks in the U.S. (TripAdvisor, 2019) •Features Tigris which ranked #3 Best New Amusement Park Attraction for 2019, Turn It Up! Show which ranked #3 Best Amusement Park Entertainment for 2019 and Christmas Town which ranked #6 Best Theme Park Holiday Event (USA Today, 2019-2020)	16	29	15	50
		1980	•Ranked #9 for the Best Outdoor Waterpark (USA Today, 2019)	0	12	0	5
San Diego, CA		1964	•Ranked among top three Best Marine Life Park from 2006 through 2018 (Amusement Today, 2006-2018) •Features Tidal Twister which ranked #4 Best New Family Attraction of 2019 (Amusement Today, 2019) and #10 Best New Amusement Park Attraction for 2019 (USA Today, 2020) •Awarded three IAAPA 2018 Brass Ring Awards and one in 2017 (IAAPA)	28	16	17	26
		1996(e)	•Located in Chula Vista, California, will be converted into our second Sesame Place standalone park in the spring of 2021	2	9	0	4
San Antonio, TX		1988	•Ranked among top four Best Marine Life Parks from 2006 through 2018 (Amusement Today, 2006-2018) •Features Turtle Reef which was ranked #6 Best New Amusement Park Attraction for 2019 (USA Today, 2020)	9	12	30	43
		2016(f)	•Ranked among top 15 water parks in the U.S. (TripAdvisor 2019)	3	13	0	7
Williamsburg, VA		1975

•Ranked among top 20 amusement parks in the U.S. (TripAdvisor, 2019)

•Named the World’s Most Beautiful Amusement Park for 29 consecutive years (National Amusement Park Historical Association, 2019) and awarded Most Beautiful Park/Best Landscaping each year since the category’s inception in 1998 (Amusement Today, 1998-2019)

•Features the Celtic Fyre show which was awarded the Best Amusement Park Entertainment for 2018 and 2019 and Christmas Town which ranked #8 Best Theme Park Holiday Event (USA Today, 2018-2019)

•Features one of the world’s top 50 wood roller coasters, Invadr, and three of the world’s top 50 steel roller coasters, led by Apollo’s Chariot, the #8 rated steel roller coaster in the world (Amusement Today, 2019)

				5	38	16	37
		1984	•Ranked among top 5 water parks in the U.S. and among top 25 water parks in the world (TripAdvisor 2019) •Features the Cutback Water Coaster ride which was awarded the Best New Water Park Ride of 2019 (Amusement Today, 2019)	0	18	0	7
Langhorne, PA		1980	•Ranked #2 Best Family Park of 2019 (Amusement Today, 2019) •Features Oscar’s Wacky Taxi which was ranked among the top 5 Best New Rides of 2018 (Amusement Today, 2018)	0	26	12	24
Total(g)				88	204	114	256

(a)	Represents animal habitats without a ride or show element, often adjacent to a similarly themed attraction.
(b)	Represents mechanical dry rides, water rides and water slides (including wave pools and lazy rivers) which may include educational and/or conservation-related elements.
(c)	Represents annual and seasonal educational presentations, programs or shows with either animals, characters, live entertainment and/or 3-D or 4-D experiences.
(d)

Represents our 2019 portfolio for events, distinctive experiences and play areas, which collectively may include educational and/or conservation-related elements and may include special limited time events; distinctive experiences often limited to small groups and individuals and/or requiring a supplemental fee (such as educational tours, immersive dining experiences and interactions with animals); and pure play areas, typically designed for children or seasonal special events, often without a queue (such as water splash areas or Halloween mazes).

(e)	This water park was acquired renovated, rebranded and relaunched as Aquatica San Diego in June 2013. In spring of 2021, this park will be converted to the second Sesame Place standalone park.
(f)

Prior to 2016, Aquatica San Antonio was included in admission for SeaWorld San Antonio and did not have a separate gate.  In 2016, Aquatica San Antonio was converted into a stand-alone, separate admission park that guests can access through an independent gate.

(g)	The total number of animal habitats, rides, shows, presentations, events, distinctive experiences and play areas in our theme park portfolio varies seasonally.

Capital Improvements

We make annual targeted investments to support our existing theme park facilities and attractions, as well as enable the development of new theme park attractions and infrastructure. Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue and increase our guests’ length of stay.

During 2020, we plan to introduce what we believe is the strongest line up of new rides and attractions in our history, including many one-of-a-kind, world-class rides.  Almost every park will get a new ride, slide or attraction, including 5 of the 10 most anticipated roller coasters of 2020 (USA Today, 2020). Some of the new rides and attractions planned for 2020 include:

•

Ice Breaker (SeaWorld Orlando): The first quadruple swing launch coaster in North America, featuring four airtime filled launches, both backwards and forwards, culminating in a reverse launch up a 93 foot vertical spike leading to the steepest beyond vertical drop in Florida.

•

Emperor (SeaWorld San Diego): The tallest, fastest, longest and first floorless dive coaster on the West Coast. After climbing more than 150 feet, the coaster car will dangle at a 45-degree angle before plunging into a 143-foot vertical drop that will accelerate riders to more than 60 miles per hour.

•	Texas Stingray (SeaWorld San Antonio): The tallest, fastest and longest wooden coaster in Texas and will feature a drop of 100 feet, a top speed of 55 miles per hour, and over 16 airtime hills.
•

Iron Gwazi (Busch Gardens Tampa Bay): The tallest hybrid coaster in North America and the world’s fastest and steepest hybrid coaster, with the world’s tallest drop. Riders will climb more than 200 feet before plunging into a beyond vertical drop, reaching speeds of 76 miles per hour, and experiencing a dozen airtime moments.

•

Pantheon (Busch Gardens Williamsburg): The world’s fastest multi-launch coaster, will accelerate riders to a speed of 73 miles per hour and will include a 95-degree drop, four launches, two inversions, 15 air-time moments and a height of 180 feet.

•

Riptide Race (Aquatica Orlando): The first dueling pipeline slide in the state of Florida that will send riders racing through nearly 650 feet of slide all while navigating tight turns and accelerations alongside their opponents.

•

Solar Vortex (Adventure Island): The first dual tailspin waterslide in North America. This family raft slide combines high-banking rotations and rapid descents sending sliders on a swirling journey through two open tailspin features.

•

Tonga Twister (Aquatica San Antonio): The first of its kind in Texas, guests will enjoy two thrilling body slides, with 350 feet of twisting and turning through tubes with special effect lighting patterns and high-energy music, giving riders an electrifying light and sound show.

•

Aquazoid “Supercharged” (Water Country USA): The first of its kind in Virginia, this new water slide experience will take guests in rafts through 59 fully enclosed color changing rings with dynamic sound spread over 219 feet of slide, providing a new thrill each time you ride.

•

Big Bird’s Tour Bus (Sesame Place):  The whole family will enjoy a ride on this oversized, red double-decker bus with Big Bird and some of his furry friends. The bus goes around and around with a Sesame Street-inspired cityscape as the backdrop.

Ride Conservation Partnerships

We are pleased to announce partnerships with the following conservation organizations in conjunction with our new 2020 ride line-up: the Alaska SeaLife Center on our new Ice Breaker ride which will highlight animal rescue and climate change in the Arctic region; Penguins International on our new Emperor ride which will focus on penguin awareness and conservation; the Harte Research Center at Texas A&M on our new Texas Stingray ride which will focus on habitat protection in the Gulf of Mexico; and the Wilderness Foundation Africa on our new Iron Gwazi ride which will highlight the plight of endangered African wildlife.

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

Our Culture and Social Responsibility

As a purpose-driven company, our culture is built on our mission to provide experiences that matter for our guests and, in many of our parks, inspiring our guests to protect animals and the wild wonders of our world.  Our management team and our employees, often referred to as ambassadors, are committed to social responsibility and strive to connect people to nature and animals and to do so in a socially responsible manner. We create an environment in our theme parks, where each guest can explore a diverse range of experiences meant to inspire and motivate them to join us in protecting animals and our planet. Our purpose and focus on creating experiences that matter for our guests are integral to our organization and the cornerstone of our success.

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

We are committed to caring for each individual animal, and to being responsible stewards of our animal populations, including ensuring that we maintain the genetic diversity needed for healthy and self-sustaining populations. We have invested significantly in developing leading-edge reproductive health expertise, technologies and capabilities. Our focus on population health is also driven by our goal of helping to support, and our participation in, Species Survival Plans, which are ultimately aimed at preserving species in the wild.

We apply high quality and comprehensive animal care standards, and actively work to advance knowledge and improve standards. We do this by contributing to research and sharing our insights with other zoological organizations around the world. For example, our continued work to define the clinically normal, healthy ranges for key measures in marine animals in our parks has helped to establish and refine the standards used by many veterinarians to assess both wild and managed marine species. This ongoing research also includes defining the basic biology and physiology of animals in our collection. The combined results of these continued research efforts have provided and will continue to provide essential information and tools to help formulate plans to protect species in their natural habitats.

We are also a leader in animal rescue.  Over the last five decades, through December 31, 2019, we have helped more than 36,000 ill, injured, orphaned or abandoned wild animals in need of our expert care. Working in partnership with state, local and federal agencies, our rescue teams are on call 24 hours a day, seven days a week, 365 days a year.

Our commitment to animals also extends beyond our theme parks and throughout the world. We actively participate in species conservation and rescue efforts as discussed in the “—Conservation & Community Relations” section which follows.

Conservation and Community Relations

Our purpose is to inspire people to protect animals and the wild wonders of the world, and a critical way we deliver on this is by providing our guests opportunities to explore and interact with the animals in our parks. Through our up-close animal encounters, educational exhibits, “Inside Look” events, educational presentations and innovative entertainment, we strive to inspire each guest to take action to care for and conserve the natural world. Some of the animals in our care serve as ambassadors for their species through numerous national media and public appearances that educate the public and raise awareness for issues facing wildlife and wild places.  We also partner with and support leading research, education and conservation organizations that help protect species of animals at risk in the wild, as well as the habitats that are home to many vulnerable species.

We support conservation organizations such as the Killer Whale Research and Conservation Program, in partnership with the National Fish and Wildlife Foundation, to study and protect endangered killer whales in the wild, with a particular focus on the Southern Resident killer whale population found off the coast of Washington. Another example is a partnership with marine wildlife artist and conservationist Guy Harvey focused on ocean health and the plight of sharks in the wild. We also continue to support the Hubbs-SeaWorld Research Institute, which was started over 55 years ago by one of SeaWorld’s founders and remains a world-renowned scientific research organization committed to conserving and renewing marine life to ensure a healthier planet.

Alongside our conservation work, we are committed to giving back to the communities in which our theme parks are located. We focus our philanthropic efforts in three areas: animal preservation and stewardship; youth development and education; and community initiatives that address environmental sustainability. We partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance and/or hands-on volunteer work. Additionally, our ambassadors are actively involved in volunteer activities, such as beach and river cleanup efforts, fun run charity fundraisers, local food bank distributions and more.  We also provide complimentary tickets and discounts to educators as well as active and former military and their families.

Sustainable Operations

Environmental conservation is implicit in our purpose. To thrive, animals need vibrant ecosystems and healthy habitats. We understand the adverse effects of human behavior and climate change on ecosystems and the animals who call them home; therefore, we are constantly working to minimize the footprint of our operations. As a part of our commitment to conservation, we have invested in numerous projects to reduce our energy and water use and the amount of waste we generate. For example, in 2019, the first full year of the elevated solar panel project at Aquatica San Diego, the panels generated nearly 100% of the park’s annual energy use.

We believe our parks have some of the most advanced and efficient water purification systems in the world, which provide the optimum environment for our marine life. We leverage this knowledge to reclaim and recycle wastewater for reuse, thereby decreasing our consumption of fresh water. We have also implemented a range of other water conservation efforts across our parks, including a natural biofiltration system in 2019 at SeaWorld San Antonio, which is the first of its kind in a zoological setting.  Many of our water conservation efforts incorporate lessons from our facilities in San Diego and San Antonio, which, driven in part by drought conditions, have found innovative opportunities to harvest rainwater, reuse water for cooling buildings and adapt landscaping to require less water. We continually look for new ways to reduce water use in our parks and to support water conservation projects elsewhere.

We see the impacts of marine debris and litter along shorelines and in coastal waters, estuaries and oceans – a visible reminder of the need to reduce waste. We have implemented programs to generate less waste in our parks and to increase our recycling efforts. For example, in 2019, we replaced polystyrene foam dinnerware products with products made from 100% recycled materials at all of our parks. Also, in 2018, we removed all single use plastic drinking straws and shopping bags.  We also have extensive recycling infrastructure in place in all our parks and actively encourage our guests to participate.  Several of our parks have been externally recognized for their recycling programs.  In 2018, for example, SeaWorld San Diego was selected by the City of San Diego’s Environmental Services Department as a “Recycler of the Year” – the 20th time the park has received this award.  We raise awareness with our employees and guests about the need for all of us to do our part to address this global challenge.

Responsible Sourcing

Corporate responsibility extends to how we source the goods and services needed to operate our parks and to serve our guests. We have established a Responsible Food Sourcing Policy, which outlines our commitment to partner with food suppliers that deliver products that meet or exceed sustainable, healthy and humane food standards. We have also made a variety of commitments related to the sourcing of particular products. For example, in 2017, we achieved our goal of converting to 100% cage-free eggs. We have also set a goal of purchasing from suppliers that have announced a commitment and published targets to convert to group-housed humane farming. In response to growing guest demand, we have also taken steps to expand the number of plant-based food offerings on our menus across our parks. As part of these efforts, in 2019, we added a sustainable, plant-based burger to our menus at all of our parks.

Our Products and Services

Admission Tickets

We generate most of our revenue from selling admission to our theme parks. For the year ended December 31, 2019, theme park admissions accounted for approximately 57% of our total revenue. We engage with travel agents, ticket resellers and travel agencies, and directly with our guests through our websites and social media, to promote advanced ticket sales and provide guest convenience and ease of entry.

Guests who visit our theme parks have the option of purchasing multiple types of admission tickets, from single and multi-day tickets to season or annual passes. In addition, visitors can purchase vacation packages with preferred hotels, behind-the-scenes tours and educational animal encounters, specialty dining packages and front of the line “Quick Queue” access to enhance their experience.

We actively use pricing and promotions to manage capacity and maximize revenue. We utilize demand-based pricing for select peak time periods at some of our parks, advance purchase discounts to encourage early commitment, and seasonal pricing models to drive demand in non-peak time periods.

Culinary Offerings

We strive to deliver a variety of high quality, creative and memorable culinary experiences for our guests. Our culinary team focuses on providing creative menu offerings and ways to deliver those offerings that appeal to our diverse guest base. We offer a variety of dining programs that provide quality food and great value to our guests and drive incremental revenues. While our menu offerings have broad appeal, they also cater to guests who desire healthy options and those with special allergy-related needs. Our all-day-dining program delivers convenience and value to our guests with numerous restaurant choices for one price. Designed specifically for our pass members, our parks now also offer an all-season-dining program, which allows our guests to enjoy up to two meals every day all season long. We also offer creative immersive dining experiences that allow guests to dine up-close with our animals and characters. Our commitment to care for the natural world extends to the food that we serve. Some of our menus feature sustainable, organic, seasonal and locally grown ingredients that aim to minimize environmental impacts to animals and their habitats. In addition, through culinary supply chain management initiatives, we are well-positioned to take advantage of changing economic and market conditions.

Merchandise

We offer guests the opportunity to capture memories through our products and services, including through traditional retail shops, game venues and customized photos. We make a focused effort to leverage the emotional connection of the theme park experiences, capitalize on trends and optimize brand alignment with our merchandise product offerings. In-park games are designed with the goal of creating positive family experiences for guests of every age.  Our merchandise teams also focus on making a visit to our theme parks easy, convenient and comfortable. This includes offering lockers or service vehicle rentals such as strollers, electric personal carts and wheelchairs.

Consumer Products and Licensing

To capitalize on our popular brands, we leverage content through licensing and consumer product arrangements. We developed licensed consumer products to drive consumer sales through retail channels beyond our theme parks and continue to look for this channel to grow. While currently these licensed consumer products do not represent a significant percentage of our total revenue, we believe by leveraging our brands and our intellectual property through consumer products, we will create new revenue streams and enhance the value of our brands through greater brand visibility, consumer awareness and increased consumer loyalty.  In addition, we have expanded our brand appeal through strategic alliances with well-known external brands, including Sesame Street.  Beginning in 2016, we incorporated Rudolph the Red-Nosed Reindeer™ and other well-known characters into five of our park holiday programs under a license agreement with Character Arts, LLC, which currently runs through January 2024.

Group Events

We host a variety of different group events and meetings at our theme parks, both during the day and at night.  Our parks provide a wide variety of unique venues, backdrops and products for groups and include venues such as the icy walls of Antarctica, concert ready stadiums, outdoor pavilions, animal habitats and fully air-conditioned ballrooms. Our special group ticket packages and offerings appeal to specialty markets such as youth, sports, social (e.g. family reunions) and fraternal groups (e.g. scouts), as well as corporate groups seeking to recognize and reward their employees.

Park buy-outs allow groups to enjoy exclusive itineraries, including meetings, educational presentations and shows, up-close encounters with animals and behind-the-scenes tours. Our group facilities are available year-round and fully customizable as they can be built around any of the park’s special events, educational presentations, inspirational shows, or one-of-a-kind attractions. Each of our theme parks offers attractive venues, such as SeaWorld Orlando’s Ports of Call, a 70,000 square foot dedicated special events complex and banquet facility that includes a ballroom, a collection of four outdoor pavilions and a courtyard in Orlando, or a fully enclosed and air-conditioned pavilion in Tampa.

Corporate Sponsorships and Strategic Alliances

We seek to secure long-term corporate sponsorships and strategic alliances with leading companies and brands that share our core values, deliver significant brand value and influence and drive mutual business gains. We identify prospective corporate sponsors based on their industry and industry-leading position, and we select them based on their ability to deliver impactful value to our theme parks and our brands, as well as to consumer products and various entertainment platforms. Our corporate sponsors contribute to us in a multitude of ways, such as through direct marketing, advertising, media exposure and licensing opportunities, as well as through contributions to the non-profit SeaWorld & Busch Gardens Conservation Fund.  Also see additional discussion concerning our conservation partnerships, such as Guy Harvey, in the “—Conservation and Community Relations” section included elsewhere in this Annual Report on Form 10-K.

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

Our Guests and Customers

Our theme parks are entertainment venues with broad demographic appeal and are located near a number of large metropolitan areas, including 6 of the 10 most populous metropolitan areas in the United States and 8 of the top 25 Best Destinations in the United States (U.S. Census, 2019; TripAdvisor, 2019). Additionally, because our theme parks are divided between regional and destination theme parks, our guests include local visitors, non-local domestic visitors and international visitors.

Intellectual Property

Our business is affected by our ability to protect against infringement of our intellectual property, including our trademarks, service marks, domain names, copyrights and other proprietary rights. Important intellectual property includes rights in names, logos, character likenesses, theme park attractions and systems related to the study and care of certain of our animals. In addition, we are party to key license agreements as licensee, including our agreements with Anheuser-Busch, Incorporated (“ABI”) and Sesame Workshop (“Sesame”) as discussed below.

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

Sesame License Agreement

Our wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), is a party to a license agreement with Sesame, a New York not-for-profit corporation. The License Agreement extends SEA’s status as Sesame’s exclusive theme park partner in the United States, Puerto Rico, and the U.S. Virgin Islands (the “Sesame Territory”), with a second Sesame Place® theme park scheduled to open no later than mid-2021. On October 21, 2019, we announced that we will open our second Sesame Place theme park at the site of the current Aquatica San Diego in the spring of 2021. After the opening of Sesame Place San Diego, we will have the option to build additional Sesame Place theme parks in the Sesame Territory.

Under the terms of the license agreement, including the requirement for certain subsequent approvals from Sesame, Sesame granted SEA the right to use the Sesame Street Elements (as defined below) (a) in connection with the design, building, installation, theming, promotion, and operation of SEA’s existing Sesame Place theme park, located in Langhorne, Pennsylvania (the “Langhorne Sesame Place”) and additional Sesame Place theme parks in the United States, including the recently announced Sesame Street San Diego (collectively, the “Standalone Parks”); (b) in connection with the design, building, installation, theming, promotion, and operation of SEA’s existing Sesame Lands (currently known as Sesame Street® Land at SeaWorld Orlando, which opened in spring of 2019, Sesame Street Bay of Play at SeaWorld San Antonio, Sesame Street Bay of Play at SeaWorld San Diego, Sesame Street Safari of Fun at Busch Gardens Tampa Bay, and Sesame Street Forest of Fun at Busch Gardens Williamsburg) and additional Sesame Lands, (collectively, the “Sesame Lands”); (c) in connection with the Licensed Products (as defined below); (d) in marketing and promotional activities related to the Standalone Parks and Sesame Lands, including without limitation, marketing, advertising and promotion, character appearances and live presentations (both in park and in off-site promotional activities such as schools, parades, conventions, etc.), and the Licensed Products; and/or (e) to seek and to enter into sponsorship agreements for specific sponsorships of Sesame Street-themed attractions.

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

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We continue to make progress in our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island (the “Middle East Project”). As part of this partnership, we are providing certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses. The Middle East Project is at an advanced stage of design and SeaWorld Abu Dhabi is on track to finish construction in 2022. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stage.

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

Competition

Our theme parks and other product and entertainment offerings compete directly for discretionary spending with other destination and regional theme parks and water and amusement parks and indirectly with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sports attractions, restaurants and vacation travel. Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Parks and Resorts, Six Flags Entertainment Corporation, Cedar Fair, L.P., Merlin Entertainments ltd and Hershey Entertainment and Resorts Company. Our highly differentiated products provide a value proposition and a complementary experience to those offered by fantasy-themed Disney and Universal parks. In addition, we benefit from the significant capital investments made in developing the tourism industry in the Orlando area. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

Competition is based on multiple factors including location, price, the originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of food and entertainment, weather conditions, ease of travel to the theme park (including direct flights by major airlines), and availability and cost of transportation to a theme park. We believe we can compete effectively, due to our strong brand recognition, unique and extensive zoological collection, diversity of product offerings and locations, targeted capital investments and valuable real estate. Additionally, we believe that our theme parks feature a sufficient quality and variety of rides and attractions, educational and interactive experiences, merchandise locations, restaurants and family orientation to make them highly competitive with other destination and regional theme parks, as well as other forms of entertainment.

Employees

As of December 31, 2019, we employed approximately 4,300 full-time employees and approximately 11,000 part-time employees.  During our peak operating season in 2019, we employed approximately 3,900 additional seasonal employees, many of whom are high school and college students. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good.  Approximately half of our leaders are women and 44% are minorities, a demonstration of our commitment to create an inclusive workplace.

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

Recent Regulatory Developments

The U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).  The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016.  We submitted a comment letter to APHIS expressing our views on the Proposed APHIS Regulations.  The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized. On November 20, 2019, the Federal Register published the latest Unified Agenda of Federal Regulatory and Deregulatory Actions.  The Proposed APHIS Regulations were not listed as priority APHIS matters indicating that the agency did not plan any further action at that time on the matter. However, there can be no assurance that APHIS will not propose or enact regulations that could materially impact the Company in the future.

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

Insurance

We maintain insurance of the type and in the amounts that we believe to be commercially reasonable for businesses in our industry. We maintain primary and excess casualty coverage of up to $120.0 million. As part of this coverage, we retain deductible/self-insured retention exposures consistent with our normal expected losses related to general liability claims, automobile liability and workers’ compensation claims. We maintain employers’ liability and all coverage required by law in the states in which we operate. Defense costs are included in the insurance coverage we obtain against losses in these areas. Based upon our historical experience of reported claims and an estimate for incurred-but-not-reported claims, we accrue a liability for our deductible/self-insured retention contingencies regarding general liability, automobile liability and workers’ compensation exposures. We maintain additional forms of special casualty coverage which we believe is appropriate for our business. We also maintain commercial property coverage against fire, natural perils, so-called “extended coverage” perils such as civil commotion, business interruption and terrorism exposures for protection of our real and personal properties (other than land). We generally renegotiate our insurance policies on an annual basis. We cannot predict the amounts of premium cost that we may be required to pay for future insurance coverage, the level of any deductibles/self-insured retentions or co-insurance we may retain applicable thereto, the level of aggregate excess coverage available, the availability of coverage for special or specific risks or whether the amount of insurance will be sufficient to cover all actual perils that may occur.

Corporate History

Our legacy started in 1959 with the opening of our first Busch Gardens theme park in Tampa, Florida. Since then, we have grown our portfolio of strong brands and strategically expanded across five states.  On December 1, 2009, investment funds affiliated with The Blackstone Group L.P. and certain co-investors, through SeaWorld Entertainment, Inc. and its wholly owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), acquired 100% of the equity interests of Sea World LLC (f/k/a Sea World, Inc.) and SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) from certain subsidiaries of Anheuser-Busch Companies, Inc. We refer to this acquisition and related financing transactions as the “2009 Transactions.” SeaWorld Entertainment, Inc. was incorporated in Delaware on October 2, 2009 in connection with the 2009 Transactions and changed its name from SW Holdco, Inc. to SeaWorld Entertainment, Inc. in December 2012.  We completed our initial public offering (the “IPO”) in April 2013 and our common stock is listed on the New York Stock Exchange under the symbol “SEAS”.

On May 8, 2017, an affiliate of ZHG Group, Sun Wise (UK) Co., LTD (“ZHG”) acquired approximately 21% of the then outstanding shares of our common stock from certain affiliates of Blackstone (the “Seller”), pursuant to a Stock Purchase Agreement between ZHG and the Seller (the “Stock Purchase Agreement”).  ZHG pledged such shares in connection with certain loan obligations of ZHG (the “Pledged Shares”).  ZHG subsequently defaulted on such loan obligations and, as a result, certain lenders (the “Lenders”) foreclosed on the Pledged Shares and, accordingly, the Pledged Shares were transferred to a security agent for the Lenders (the “Security Agent”), on May 3, 2019.  On May 27, 2019, the Security Agent entered into a share repurchase agreement with us pursuant to which the Security Agent agreed to sell and we agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent (the “SEAS Repurchase”). On May 27, 2019, the Security Agent also entered into a stock purchase agreement with Hill Path Capital LP (“Hill Path”) and certain of its affiliates pursuant to which the Security Agent agreed to sell and certain affiliates of Hill Path agreed to purchase, in the aggregate, 13,214,000 of the Pledged Shares held by the Security Agent. The purchase closed on May 30, 2019. As of December 31, 2019, Hill Path owned approximately 34.6% of our total outstanding common stock.

See further discussion in Note 17–Related-Party Transactions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Available Information

Our website is http://www.seaworldentertainment.com. Information contained on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge, on or through the “Investor Relations” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission (“SEC”). We have adopted a Code of Business Conduct and Ethics applicable to our employees including our principal executive, financial and accounting officers, and it is available free of charge, on or through the “Investor Relations” section of our website along with our Corporate Governance Guidelines, and the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Revenue Committee. We will disclose within four business days any substantive changes in, or waivers of, the Code of Business Conduct and Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K.

The SEC maintains a website at http://www.sec.gov that contains our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our proxy and information statements.

Website and Social Media Disclosure

We use our websites (www.seaworldentertainment.com and www.seaworldinvestors.com) and at times our corporate Twitter account (@SeaWorld) as well as other park specific social media channels to distribute company information.  The information we post through these channels may be deemed material.  Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts.  In addition, you may automatically receive e-mail alerts and other information about SeaWorld when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at www.seaworldinvestors.com. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K.

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

In 2016, the California Orca Protection Act was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or existing orcas out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. We introduced new orca programs in our San Diego park in 2017 which are consistent with these standards.  In 2018, a Florida State lawmaker filed a Florida Orca Protection bill, with similar language to the California legislation, which would have similar implications to the California legislation; however, we have introduced new orca programs at all SeaWorld parks which are consistent with the proposed standards. In 2019, a California lawmaker introduced an amendment to the California Orca Protection Act which could expand the act to cover all whales and dolphin species. If enacted as proposed, the California Orca Protection Act could require changes to our business and could result in material costs and negatively impact our results of operations. Separately, the Orca Responsibility and Care Advancement Act (the “ORCA Act”), which was reintroduced as a bill in 2017, would have prohibited, if enacted, the breeding, the taking (wild capture), and the import or export of orcas for the purposes of public display and the transport of orcas from one park to another.

In 2015 legislation was proposed that would have directed the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) to issue updated regulations for the display of marine mammals in domestic zoos and aquaria within six months of enactment.  This proposed rule would have affected sections in the regulations for the protection of all marine mammals in the United States relating to human marine mammal interactive programs, space requirements, water quality, indoor facilities, outdoor facilities, implementation dates, and variances.  If enacted, the Proposed APHIS Regulations could increase our regulatory compliance burdens and costs, impact the way and manner our marine mammals are displayed and require additional management attention and investments to come into compliance. On November 20, 2019, the Federal Register published the latest Unified Agenda of Federal Regulatory and Deregulatory Actions.  The Proposed APHIS Regulations were not listed as priority APHIS matters indicating that the agency did not plan any further action at that time on the matter.  However, there can be no assurance that APHIS will not propose or enact regulations that could materially impact the Company in the future.

In light of the uncertain legal, legislative and regulatory environment and evolving public sentiment, we continue to evaluate a broad spectrum of enhancements, modifications and alternatives with respect to the display, husbandry and breeding practices, handling and care, and study and research of our orcas and other marine animals. Any decisions regarding such matters are subject to consideration and assessment of various factors including, but not limited to, the health and welfare of the animals, guest sentiment, market conditions, anticipated impact on our business, regulatory environment, legal proceedings, and input from our conservation partners, and other factors. If we were to pursue or be required to pursue any alternative approaches with respect to the display, husbandry and breeding practices, handling and care, or study and research of our orcas or other animals in our zoological collection, the full impact of such alternatives on our business will not be known until such alternatives are finalized.  In the meantime, we continue to invest significant management attention and resources to evaluate the impact of and ensure compliance with the applicable regulatory and other developments.

We are subject to scrutiny by activist and other third-party groups and/or media who can pressure governmental agencies, vendors, partners, and/or regulators, bring action in the courts or create negative publicity about us.

From time to time, animal activist and other third-party groups may make claims before government agencies, bring lawsuits against us, and/or attempt to generate negative publicity associated with our business. Such activities sometimes are based on allegations that we do not properly care for some of our animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of future claims and lawsuits that could be brought against us, governmental agencies or other third parties in the zoological industry.  Even if not successful, these lawsuits can require deployment of our resources and can lead to negative publicity.

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

•	fluctuations in foreign exchange rates;
•	low consumer confidence;
•

outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to travel-related health concerns such as pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS, MERS and Coronavirus;

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

Any one or more of these factors could adversely affect attendance, revenue and per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations. Fluctuations in foreign currency exchange rates impact our business.  A strong dollar increases the cost for international tourists and could impact their spending.  In addition, demand for our parks is highly dependent on the general environment for travel and tourism, which can be significantly adversely affected by extreme weather events.  Any of these such events could have a material adverse effect on our business, financial condition, or results of operations.  Additionally, because many of the attractions at our parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which negatively affects our revenues and results of operations. For example, attendance at our parks in 2019 was negatively impacted by Hurricane Dorian over Labor Day weekend. Separately, in 2017 we also experienced negative impacts from weather events, particularly hurricanes, which caused park closures in Tampa and Orlando and park closures and other weather impacts in Texas and Virginia.

Incidents or adverse publicity concerning our theme parks, the theme park industry or zoological facilities generally could harm our brands or reputation as well as negatively impact our revenues and profitability.

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company, the quality of our theme parks and services and our corporate and management integrity. The operation of theme parks involves the risk of accidents, illnesses, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our brands or reputation and our business and results of operations. An accident or an injury at any of our theme parks or at theme parks operated by competitors, particularly an accident or an injury involving the safety of guests and employees, that receives media attention, is the topic of a book, film, documentary or is otherwise the subject of public discussions, may harm our brands or reputation, cause a loss of consumer confidence in the Company, reduce attendance at our theme parks and negatively impact our results of operations. Such incidents have occurred in the past and may occur in the future. In addition, other types of adverse publicity concerning our business, the theme park industry or zoological facilities generally could harm our brands, reputation and results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity.  There has been and may continue to be perception issues and negative media attention that create a barrier to attendance at our parks which could materially adversely affect our business, financial condition and results of operations.

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

A significant portion of our revenues are generated in the States of Florida, California and Virginia and in the Orlando market. Any risks affecting such markets, such as natural disasters, severe weather and travel-related disruptions or incidents, may materially adversely affect our business, financial condition and results of operations.

Approximately 57%, 16% and 14% of our revenues in 2019 were generated in the States of Florida, California and Virginia, respectively. In addition, our revenues and results of operations depend significantly on the results of our Orlando theme parks. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

Any risks described in this Annual Report on Form 10-K, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally or our Orlando theme parks in particular may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2019, Florida was negatively impacted by Hurricane Dorian, in 2017, Tampa and Orlando were negatively impacted by Hurricane Irma and, to a lesser extent, Hurricane Harvey which caused park closures and travel disruptions in Texas, as well as weather impacts in Virginia and, in 2016, both Florida and Virginia were impacted by Hurricanes Hermine and Matthew, which caused physical damage and power outages in various parts of Florida and Virginia.  Although we attempt to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida and in Williamsburg, Virginia experienced closures as a result of these storms, which negatively impact attendance and results of operations.

Our operating results are subject to seasonal fluctuations.

We have historically experienced and expect to continue to experience seasonal fluctuations in our annual theme park attendance and revenue, which are typically higher in our second and third quarters, partly because seven of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. In addition, the timing of school vacations and school start dates also cause fluctuations in our quarterly theme park attendance and revenue. For example, revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions.

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

The entertainment industry, and the theme park industry in particular, is highly competitive. Our theme parks compete with other theme, water and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, family entertainment centers, sports attractions, restaurants and vacation travel.

Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Parks and Resorts, Six Flags Entertainment Corporation, Cedar Fair, L.P., Merlin Entertainments ltd, Herschend Family Entertainment and Hershey Entertainment and Resorts Company. The principal competitive factors of a theme park include location, price, originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of its food and entertainment, weather conditions, ease of travel to the theme park (including direct flights by major airlines), and availability and cost of transportation to a theme park. Certain of our direct competitors have substantially greater financial resources than we do, and they may be able to adapt more quickly to changes in guest preferences or devote greater resources to their attractions or promotion of their offerings and attractions than us. Our competitors may be able to attract guests to their theme parks in lieu of our own through the development or acquisition of new rides, attractions or shows that are perceived by guests to be of a higher quality and entertainment value. As a result, we may not be able to compete successfully against such competitors. If we are unable to compete with new and existing attractions, our results of operations could be negatively impacted.

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

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to animal enterprise related businesses in the theme park industry. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention or co-insurance applicable thereto, the level of aggregate coverage available, the availability of coverage for specific risks, or whether insurance we do maintain will be sufficient.

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

We collect internal and customer data for business purposes.  This data may include personal identifiable information held in our various information technology systems which collect, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. For example, the California Consumer Privacy Act took effect in January 2020 and imposes new requirements for identifying, managing, securing, tracking, producing and deleting consumer privacy information in California. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our theme parks, products and services to our guests. We also rely on accounting, financial and operational management information technology systems to conduct our operations. If these information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

We face security threats, including but not limited to cyber security attacks on our data infrastructure. We expect to continue devoting significant resources to the security of our information technology systems and the training of our employees and we utilize various procedures and controls to monitor and mitigate technological threats. There can be no assurance that these procedures, investments and/or controls will be sufficient to prevent penetrations, malicious acts or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee, company or protected data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent.  In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.  To date, cyber security attacks directed at us have not had a material impact on our financial results.  Due to the evolving nature of security threats, however, the impact of any future incident cannot be predicted.

Technology interruptions or failures that impair access to our websites or information technology systems could adversely affect our business or operations.

The satisfactory performance, reliability and availability of our web sites and our infrastructure are critical to the conduct of our business. Any system interruptions that result in the unavailability or slowness of our websites could impact our ability to market or sell admissions or other products which could adversely affect our results of operations and/or result in negative publicity. We have in the past experienced, or may in the future experience, temporary system interruptions for a variety of reasons, including security incidents, viruses, telecommunication and other network failures, power failures, programming errors, undetected bugs, design faults, data corruption, denial-of-service attacks, legacy systems, poor scalability or network overload from an overwhelming number of traffic trying to reach our websites at the same time. Even a disruption as brief as a few minutes could have a negative impact on our online activities and could result in a loss of revenue. For example, recently there were instances when our websites experienced slow performance and unavailability for some guests.  Although these issues were short-lived and did not have a material impact to our results of operations, prolonged or repeat system interruptions and network failures could adversely impact our operations as a significant portion of our admissions revenues are from ticket purchases made online.

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

In 2016, San Diego passed legislation which, after the first increase on January 1, 2017, increases its minimum wage over a six year period to $15 an hour by January 1, 2023. After the San Diego minimum wage reaches $15 an hour, it will change based on the consumer price index.  Additionally, Virginia has recently proposed legislation that, if passed, would take effect July 1, 2020 and increase its minimum wage to $15 an hour by 2024. In November 2020, Florida will vote on a ballot initiative that, if passed, would raise its minimum wage to $15 by September 2026.  In addition, a number of companies from whom we compete for talent have publicly announced wage increases. Increases to the minimum wage in locations where we do business, wages of companies from whom we compete for talent and/or increased benefit costs will negatively impact our operating expenses.

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

We are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including guests who visit our theme parks, our employees, stockholders and/or regulators. We are currently subject to securities litigation. We are also subject to audits, inspections and investigations by, or receives requests for information from, various federal and state regulatory agencies, including, but not limited to, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”), the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), the California Occupational Safety and Health Administration (“Cal-OSHA”), state departments of labor, the Florida Fish & Wildlife Commission (“FWC”), the Equal Employment Opportunity Commission (“EEOC”), the Internal Revenue Service (“IRS”), the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”). From time to time, various parties may also bring lawsuits against us. For example, on February 11, 2020, we announced that we had entered into a settlement agreement with respect to a previously disclosed class action lawsuit commenced in 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (AGS) (“Baker”). The proposed settlement, which is subject to certain conditions, including court approval, requires us to pay $65.0 million for claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the costs of administration and legal fees and expenses.  The proposed settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by us or any defendant.  There can be no assurance that the proposed settlement agreement will be approved by the court.

Also, in June 2017, we received a subpoena in connection with an investigation by the DOJ concerning certain disclosures and public statements made by us and certain individuals on or before August 2014, and trading in our securities. We also had received subpoenas from the staff of the SEC in connection with these matters.  During the year ended December 31, 2018, we reached a settlement with the SEC. In connection with the settlement, without admitting or denying the substantive allegations in the SEC’s complaint, we agreed to the entry of a final judgment ordering us to pay a civil penalty of $4.0 million and enjoining us from violation of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder. The settlement was approved by the U.S. District Court for the Southern District of New York on September 24, 2018. On December 11, 2018, the DOJ informed us that it does not intend to take any action against us or any individuals in connection with its investigation. We consider the DOJ matter concluded. We discuss securities litigation and other litigation to which we are subject in greater detail in “Item 3. Legal Proceedings” and Note 15–Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcome of many of these proceedings cannot be predicted. If any proceedings, audits, inspections or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material sums of money, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management’s attention and resources.

Our intellectual property rights are valuable, and any inability to protect them could adversely affect our business.

Our intellectual property, including our trademarks, service marks, domain names, copyrights, patent and other proprietary rights, constitutes a significant part of our value. To protect our intellectual property rights, we rely upon a combination of trademark, copyright, patent, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions and third-party policies and procedures governing internet/domain name registrations. However, there can be no assurance that these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breaching any contractual obligations to us, or independently developing intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affect our revenues or otherwise harm our business.

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

Our success depends in part upon a number of key employees, including members of our senior management team who have extensive experience in the industry. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the market. Failure to attract, motivate and retain highly qualified employees, or failure to develop and implement a viable succession plan, could adversely affect our business and our future success. Changes in our management team and to the Board of Directors, may be disruptive to, or cause uncertainty in, our business, and any additional changes to the management team or the Board of Directors could have a negative impact on our ability to manage and grow our business effectively. In addition, if we are not effective in our succession planning, it may have a negative impact on our ability to successfully recruit for our management team. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key management roles could have a material adverse impact on our business, results of operations and/or the price of our common stock.

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

We may not realize the benefits of developments, restructurings, acquisitions or other strategic initiatives and we may incur significant costs associated with such activities.

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. For example, in 2016 we announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island. There is no assurance that the Miral partnership or our other strategic initiatives will be successful. In addition, on March 24, 2017, we entered into a Park Exclusivity and Concept Design Agreement and a Center Concept & Preliminary Design Support Agreement with an affiliate of ZHG Group to provide design, support and advisory services for various potential projects and granting exclusive rights in China, Taiwan, Hong Kong and Macau (collectively, the “ZHG Agreements”). The ZHG Agreements were terminated in April 2019 as a result of the contract party’s defaulting on the payment of required amounts under these agreements.

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

We rely on a license from Sesame to use the Sesame Place trade name and trademark and certain other intellectual property rights, including titles, marks, characters, logos and designs from the Sesame Street television series within our Sesame Place theme park located in Langhorne, Pennsylvania (the “Langhorne Sesame Place”), the Sesame Place theme park we announced that will be opened in California and any additional future Sesame Place theme parks in the United States (collectively, the “Standalone Parks”) and with respect to Sesame Street themed areas within certain areas of some of our other theme parks, as well as in connection with the sales of certain Sesame Street themed products. The License Agreement with Sesame Workshop (the “Sesame License Agreement”) has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a 5-year option added from each new Standalone Park opening. Our use of these intellectual property rights is subject to the approval of Sesame and the parties have certain termination rights under the Sesame License Agreement, including without limitation Sesame’s right to terminate the Sesame License Agreement in whole or in part under certain limited circumstances, including a change of control of SeaWorld (or of SeaWorld Parks and Entertainment, Inc., a wholly-owned subsidiary of SeaWorld), our bankruptcy or uncured breach of the Sesame License Agreement, or the termination of the Sesame License Agreement regarding the Langhorne Sesame Place theme park.  If we were to lose or have to renegotiate the Sesame License Agreement, our business may be adversely affected.

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

Our existing debt agreements contain, and documents governing our future indebtedness may contain, financial and operating covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, pay dividends and other distributions, make capital expenditures, make certain loans, investments and other restricted payments, enter into agreements restricting our subsidiaries’ ability to pay dividends, engage in certain transactions with stockholders or affiliates, sell certain assets or engage in mergers, acquisitions and other business combinations, amend or otherwise alter the terms of our indebtedness, alter the business that we conduct, guarantee indebtedness or incur other contingent obligations and create liens. Our existing debt agreements also require, and documents governing our future indebtedness may require, us to meet certain financial ratios and tests. Our ability to comply with these and other provisions of the existing debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. We discuss certain key covenants and financial ratios to which we are subject under our debt agreements in greater detail under the caption “Restrictive Covenants” in Note 11–Long-Term Debt to our accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Our Indebtedness―Covenant Compliance”. Additionally, variable rate indebtedness subjects us to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our indebtedness.

Borrowings under our Term B-5 Loans which mature on March 31, 2024, and the Revolving Credit Facility which matures on October 31, 2023 are currently based on LIBOR.  We have also hedged approximately $1.0 billion of LIBOR based debt which matures on May 14, 2020.  In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated it will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. If LIBOR ceases to exist, we may need to renegotiate any credit agreements or hedge transactions extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.  Also, if we intend to hedge our LIBOR denominated debt, we cannot predict whether hedging opportunities will exist on acceptable terms. The Alternative Reference Rates Committee, which was charged with determining a replacement for LIBOR, has proposed the Secured Overnight Financing Rate (“SOFR”), as its recommended alternative to LIBOR. Subsequent to that recommendation, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging which includes SOFR as a permitted rates that can be used in the application of hedge accounting pursuant to adoption of the standard (see Note–3 Recent Accounting Pronouncements to our accompanying consolidated financial statements included elsewhere in this Annual report on Form 10-K for further discussion).  The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The market transition away from LIBOR is expected to be gradual and complicated, and to include the development of term and credit adjustments to accommodate differences between LIBOR and SOFR.  There can be no guarantee that SOFR will become widely used or that alternatives may be developed without additional complications. We are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition from LIBOR may be on our business, financial condition, and results of operations.

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

For example, as of December 31, 2019, our Senior Secured Credit Facilities were rated by Standard and Poor’s Financial Services (corporate credit rated B+ with a stable outlook and the Senior Secured Credit Facilities rated B+) and Moody’s Investors Service (corporate family rated B2 with a stable outlook and the Senior Secured Credit Facilities rated B2).  We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds and related margins, liquidity and access to capital markets. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, could increase our borrowing costs.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2019, our total indebtedness was approximately $1.558 billion. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, capital expenditures, future business opportunities and/or share repurchases of our common stock; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth. Additionally, we have hedged approximately $1.0 billion of LIBOR based debt which matures on May 14, 2020. If we allow the interest rate swap agreements to expire without a replacement, a hypothetical increase in LIBOR of 100 bps would increase our annual interest expense by approximately $15.5 million, beginning in May 2020. Increased debt service costs would adversely affect our cash flow. There can be no assurance that when the interest rate swap agreements expire that we will be able to enter into similar replacement hedging arrangements on favorable terms or at all.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. If unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our obligations and impair our liquidity. There can be no assurance that any refinancing of our indebtedness will be possible and any such refinancing could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. We from time to time may increase the amount of our indebtedness, modify the terms of our financing arrangements, make capital expenditures, issue dividends and take other actions that may substantially increase our leverage.

Despite our significant leverage, we may incur significant additional amounts of debt, which could further exacerbate the risks associated with our significant leverage.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer and our insurance costs may increase.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer and our insurance costs may increase. Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, many of our policies are subject to deductibles and/or self-insured retentions and co-insurance. There can be no assurance our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured and may be significantly less than the expected and actual replacement cost of rebuilding facilities “as was” if there was a total loss. We cannot guarantee that we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected.

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

The suspension or termination of any of our business licenses, including by legislation at federal, state or local levels, may have a negative impact on our business.

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

Our capital investments require regulatory permits from one or more governmental agencies in order to improve existing or build new theme parks, rides, attractions and shows. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location of such capital investments. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. Therefore, our capital investments in certain areas may be delayed, interrupted or suspended for varying lengths of time, causing a loss of revenue to us, increasing cost and/or adversely affecting our results of operations.

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

We are exposed to the risk of loss in the event of non-performance by such strategic partners or other counterparties. Some of these counterparties may be highly leveraged and subject to their own operating, market and regulatory risks, and some are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. For example, we terminated the ZHG Agreements for non-payment of undisputed amounts owed. In addition, the sale or transfer of our common stock owned by affiliates of Hill Path, or the perception that such sales or transfers could occur, could harm the prevailing market price of shares of our common stock.

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

Any material nonpayment or nonperformance from our contract counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could have a material adverse impact on our business, results of operations, financial condition and ability to make cash distributions to its stockholders. Furthermore, in the case of financially distressed strategic partners, such events might otherwise force such strategic partners to curtail their commercial relationships with us, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

Changes to immigration, foreign trade, investments or other policies of the United States could adversely impact our business, financial condition and results of operations.

Certain policies regarding foreign travel to the United States, foreign trade, manufacturing, development and investment could adversely affect our business. For example, policies that strengthen the U.S. dollar against a variety of foreign currencies could impact international tourist spending, including at our theme parks. In addition, foreign tourists may opt to reduce their travel to the United States as a result of policies regarding immigration, foreign trade or other matters, including restrictions on travel and quarantine of visitors from or who have visited certain countries.  While uncertainty around the likelihood, timing and details of any such policies and reforms exists, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of our securities.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

Our operations are capital intensive and require significant investment in long-lived assets, such as property, equipment and other long-lived assets and indefinite-lived intangible assets. Goodwill and other intangible assets represent a significant portion of our assets. We review goodwill and intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in park performance, adverse competitive conditions, adverse changes in applicable laws or regulations, including changes that restrict our activities or affect the services we offer, challenges to the validity of our intellectual property and a variety of other factors.  For example, in 2017 due to financial performance at the time at our SeaWorld Orlando park, we determined a triggering event had occurred that required an interim goodwill impairment test. Based on the results of the interim goodwill impairment test, we concluded that the goodwill for the SeaWorld Orlando reporting unit was fully impaired which resulted in a goodwill impairment charge of $269.3 million for the year ended December 31, 2017.  See Note 9–Goodwill, Trade Names/Trademarks, and Other Intangible Assets, Net, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  There is no assurance that we will not experience similar asset impairments in the future. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations.

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

We purchase some of our merchandise for resale and other products used in our business from entities which are located in foreign countries. Additionally, some of our ride manufacturers may be located in foreign countries or utilize components manufactured or sourced from foreign countries.  These relationships expose us to risks associated with doing business globally, including changes in tariffs, quotas and other restrictions on imports (collectively, “Trade Restrictions”). Beginning in 2018, the United States began imposing increased tariffs on certain imports from China. While the current tariffs have not had a material impact on goods that we currently either import from China or purchase from domestic vendors which import from China, we cannot predict how any future tariffs or any other Trade Restrictions will impact our business. Such Trade Restrictions would likely result in lower gross margin on impacted products, unless we are able to take successfully any one or more of the following mitigating actions: increase our prices, move production to countries with no or lower tariffs or away from domestic vendors who source from China or other tariff impacted countries, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs, such as China, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by tariffs, the imposition and maintenance of such tariffs on goods imported into the United States could cause increased prices for consumer goods, in general, which could have a negative impact on consumer spending for discretionary items reducing attendance or spending at our parks. These direct and indirect impacts of increased tariffs or Trade Restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.

Actions of activist stockholders, and such activism could adversely impact the value of our securities.

We value constructive input from our stockholders and the investment community. Our Board and management team are committed to acting in the best interests of all of our stockholders. There is no assurance that the actions taken by our Board of Directors and management in seeking to maintain constructive engagement with our stockholders will be successful. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could also interfere with our ability to execute our strategic plan and our long-term growth. The perceived uncertainties as to our future direction caused by activist actions could affect the market price of our securities, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, board members and business partners. In addition, any interference with our annual meeting process, including but not limited to a proxy contest for the election of directors at our annual meeting, could require us to incur significant legal and other advisory fees and proxy solicitation expenses and require significant time and attention by management and our Board.

Affiliates of Hill Path Capital LP could be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

On May 27, 2019, Hill Path Capital LP and certain of its affiliates (“Hill Path”) agreed to purchase in the aggregate, 13,214,000 shares of our common stock (the “HP Purchase”). As described more fully in our Form 8-K dated May 27, 2019, we concurrently entered into the Stockholders Agreement, the Registration Rights Agreement and the Undertaking Agreement (collectively, the “HP Agreements”) with Hill Path in connection with the HP Purchase.  On December 13, 2019, Hill Path filed with the SEC a Schedule 13D/A (the “Schedule 13D/A”) reporting that such persons had accumulated a total of 27,212,455 shares of our common stock, which represents approximately 34.6% of our total outstanding shares of common stock as of December 31, 2019.  In addition, the Hill Path Schedule 13D filed on May 1, 2017, as amended states, among other things, that Hill Path may suggest changes in our business, operations, capital structure, capital allocation, corporate governance and other strategic matters.

Under the HP Agreements, we agreed to appoint up to three Hill Path director designees (“Hill Path Designees”) to our Board of Directors of which two directors may be affiliated with Hill Path and, subject to the independence standards of the New York Stock Exchange, there shall be one Hill Path Designee on each committee of the Board, as determined by Hill Path and subject to the approval of the Nominating and Corporate Governance Committee.  Scott Ross, founder of Hill Path, James Chambers, a Partner at Hill Path, and Charles Koppelman, who is independent, are the Hill Path Designees.  Mr. Ross currently serves as Chairman of the Board and Chairman of the Compensation Committee and also serves on the Nominating and Corporate Governance Committee and the Revenue Committee.  Mr. Chambers serves as Chairman of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee and the Revenue Committee.

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

The trading price of our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2019, our common stock close price has ranged from $10.61 to $38.92. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond our control, including:

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

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects and expenses, managing debt levels, and periodically returning capital to our stockholders through share repurchases and dividends.  There can be no assurance that our capital allocation decisions will enhance stockholder value.  During 2019, we repurchased a total of 5,615,874 shares of common stock at a total cost of approximately $150.0 million.  On August 2, 2019, our Board authorized a replenishment to our Share Repurchase Program, bringing the total amount authorized for future share repurchases to $250.0 million as of December 31, 2019.  The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.  During 2018, we repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million.  There were no share repurchases during the year ended December 31, 2017.  Repurchases of our common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.  There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

Shares held by Hill Path and certain of our directors, officers and employees are eligible for resale, subject to volume, manner of sale and other limitations under Rule 144. In addition, pursuant to a registration rights agreement entered into in connection with the HP Purchase, we granted Hill Path the right, subject to certain conditions, to require us to register the sale of their shares of common stock under the Securities Act.

If Hill Path exercises their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In addition, the shares of our common stock reserved for future issuance under the 2017 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, any applicable lock-up agreements in effect from time to time and Rule 144, as applicable. A total of 15,000,000 shares of common stock were reserved for issuance under the 2017 Omnibus Incentive Plan, of which approximately 8,480,000 shares of common stock remain available for future issuance as of December 31, 2019. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

We have suspended the dividend on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock in the future.

In September 2016, our Board suspended our quarterly dividend to allow us greater flexibility to deploy capital to opportunities that offer the greatest long term returns to stockholders, such as, but not limited to, share repurchases, investments in new attractions or debt repayments.  Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deems relevant. Our ability to declare dividends and make other restricted payments is limited by covenants in our senior secured credit facilities pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). The fiscal amount available for dividend declarations, share repurchases and other restricted payments under the covenant restrictions in the debt agreements adjusts at the beginning of each quarter. See Note 11–Long-Term Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
•

the removal of directors with or without cause only by the affirmative vote of the holders of at least 66.67% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and

•

that certain provisions may be amended only by the affirmative vote of the holders of at least 66.67% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 47.0% of our common stock outstanding as of December 31, 2019. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes our principal properties as of December 31, 2019, which includes approximately 400 acres of land available for future development.

Location	Size	Use
San Diego, CA	190 acres(a)	Leased Land
Chula Vista, CA	66 acres	Owned Water Park(b)
Orlando, FL	279 acres	Owned Theme Park and Corporate Headquarters
Orlando, FL	58 acres	Owned All-inclusive Interactive Park
Orlando, FL	81 acres	Owned Water Park
Tampa, FL	56 acres	Owned Water Park
Tampa, FL	306 acres	Owned Theme Park
Dade City, FL	109 acres	Owned Breeding and Holding Facility
Langhorne, PA	55 acres	Owned Theme Park
San Antonio, TX	397 acres	Owned Theme Park
San Antonio, TX	18 acres	Owned Water Park
Williamsburg, VA	222 acres	Owned Water Park
Williamsburg, VA	422 acres	Owned Theme Park
Williamsburg, VA	5 acres	Owned Warehouse Space
Williamsburg, VA	5 acres	Owned Seasonal Worker Lodging
(a)	Includes approximately 17 acres of water in Mission Bay Park, California.
(b)	To be converted to Sesame Place in spring of 2021.

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

The annual rent under the lease is calculated on the basis of a specified percentage of Sea World LLC’s gross income from the Premises, or the minimum yearly rent, whichever is greater. The minimum yearly rent is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The current minimum yearly rent is approximately $10.4 million, which is subject to adjustment on January 1, 2023.

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

Securities Class Action Lawsuits

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 and August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 17, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), then filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that the film Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint, which, among other things, no longer names the Company’s Board or underwriters as defendants.

On February 11, 2020, the Company announced that it had entered into a settlement agreement relating to this case. The proposed settlement, which is subject to certain conditions, including court approval, requires the Company to pay $65.0 million for claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the costs of administration and legal fees and expenses. The proposed settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant. There can be no assurance that the proposed settlement agreement will be approved by the court. During the year ended December 31, 2019, the Company recorded $32.1 million of legal settlement charges, net of insurance recoveries, related to this case, which is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) included elsewhere in this Annual Report on Form 10-K.

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al. v. SeaWorld Entertainment, Inc. et al., Case No. 3:18-cv-01276-L-BLM, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers (collectively, the “Defendants”).  The plaintiffs, which are investment funds managed by a common adviser (collectively, the “Plaintiffs”) allege, among other things, that the Defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business.  The complaint further alleges that such statements were made to induce Plaintiffs to purchase common stock of the Company at artificially-inflated prices and that Plaintiffs suffered investment losses as a result.  The Plaintiffs are seeking unspecified compensatory damages and other relief.  On October 19, 2018, Defendants moved for partial dismissal of the complaint. On February 7, 2019, the Court granted Defendants’ motion, and dismissed Plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements.  On May 1, 2019, Defendants filed their answer to Plaintiffs’ complaint.  On July 1, 2019, the parties filed a joint motion for a stay of all proceedings in the case pending the resolution of the motion for summary judgment filed by Defendants in the related securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al. described above.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

On March 30, 2015, the plaintiff filed an amended complaint against the same set of defendants.  The amended complaint alleges, among other things, that the defendants breached their fiduciary duties, aided and abetted breaches of fiduciary duties, violated Florida Blue Sky laws and were unjustly enriched by (i) including materially false and misleading information in the prospectus and registration statements; and (ii) causing the Company to repurchase certain shares of its common stock from certain shareholders at an alleged artificially inflated price.  The Company does not maintain any direct exposure to loss in connection with this shareholder derivative lawsuit as the lawsuit does not assert any claims against the Company.  The Company’s status as a “Nominal Defendant” in the action reflects the fact that the lawsuit is maintained by the named plaintiff on behalf of the Company and that the plaintiff seeks damages on the Company’s behalf

On February 11, 2020, the Company announced that it had entered into a binding agreement for the settlement of this case. Pursuant to the agreement, the Company received $12.5 million of insurance proceeds from its insurers which can be used for general corporate purposes and will adopt certain corporate governance modifications. The final settlement of the matter remains subject to a formal agreement and court approval. There can be no assurance that the final settlement agreement will be executed or that such agreement will be approved by the court. In the first quarter of 2020, the Company expects to record a legal settlement gain of $12.5 million related to insurance proceeds received.

Consumer Lawsuit

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc. Civil Case No. 15-cv-02172-JSW, (the “Anderson Matter”).  The putative class consisted of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  The complaint (as amended) alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket and orca plush purchasers with intent to deceive and mislead the plaintiffs and purported class members.  The complaint seeks restitution, equitable relief, attorneys’ fees and costs.  Based on plaintiffs’ definition of the class, the amount in controversy could have exceeded $5.0 million assuming the class became certified.  The liability exposure is speculative though.  On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California.

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

EZPay Plan Class Action Lawsuit

On December 3, 2014, a purported class action lawsuit was filed in the United States District Court for the Middle District of Florida, Tampa Division against SeaWorld Parks & Entertainment, Inc. The case, captioned Jason Herman, Joey Kratt, and Christina Lancaster, as individuals and on behalf of all others similarly situated, v. SeaWorld Parks & Entertainment, Inc. Case no: 8:14-cv-03028-MSS-JSS was certified as a class action in 2018.  The Court certified a class action on two claims for relief -- breach of contract and violation of federal Electronic Funds Transfer Act, 15 U.S.C. section 1693 et seq. on behalf of three individual plaintiffs and two classes: (i) individuals in the states of Florida, Texas, Virginia and California who paid for an annual pass through EZ pay in “less than twelve months,” had their passes automatically renewed and did not use the renewed passes after the first year or were not issued a full refund of payments made after the twelfth payment; and (ii) all of these same individuals who used debit cards.

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “SEAS.”  As of February 20, 2020, there were approximately 298 holders of record of our outstanding common stock.  This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

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

The following graph shows a comparison of the five-year cumulative total stockholder return for our common stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index and the S&P 400 Movies & Entertainment Index. The graph assumes that $100 was invested in our common stock and in each index at the market close on December 31, 2014 and assumes that all dividends, if any, were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
SeaWorld Entertainment, Inc.	$100.00	$115.15	$115.70	$82.94	$135.01	$193.81
S&P 500 Index - Total Returns	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
S&P Midcap 400 Index	$100.00	$97.82	$118.11	$137.30	$122.08	$154.07
S&P 400 Movies & Entertainment Index	$100.00	$98.77	$121.30	$151.30	$167.15	$196.36

Note: Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2020.

Index Data: Copyright Standard and Poor’s Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2019.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by us during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2019	October 31, 2019	2,440	$25.69	—	$250,000,000
November 1, 2019	November 30, 2019	1,107	$27.33	—	$250,000,000
December 1, 2019	December 31, 2019	4,518	$28.23	—	$250,000,000
Total		8,065		—	$250,000,000

(1)

All purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.

(2)

Our Board of Directors previously authorized a share repurchase program of up to $250.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act.

Item 6.  Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating data as of the dates and for each of the fiscal years ended December 31, 2019, 2018, 2017, 2016 and 2015.

The selected financial data as of December 31, 2019 and 2018 and for each of the fiscal years ended December 31, 2019, 2018 and 2017 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The selected financial data as of December 31, 2017, 2016 and 2015 and for the fiscal years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.”

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2019	2018	2017	2016	2015
Selected Statements of Comprehensive Income (Loss) Data:	(In thousands, except per share and per capita amounts)
Net revenues:
Admissions	$802,834	$798,793	$765,072	$817,793	$846,922
Food, merchandise and other	595,410	573,497	498,252	526,499	524,082
Total revenues	1,398,244	1,372,290	1,263,324	1,344,292	1,371,004
Costs and expenses:
Cost of food, merchandise and other revenues	108,953	106,604	95,914	100,643	103,980
Operating expenses (exclusive of depreciation and amortization shown separately below)	649,657	705,954	702,111	736,842	708,745
Selling, general and administrative expenses	261,701	229,724	228,836	238,557	214,072
Goodwill impairment charge	—	—	269,332	—	—
Severance and other separation costs (a)	4,176	17,386	5,200	9,016	2,268
Depreciation and amortization	160,557	160,955	163,294	199,649	182,503
Total costs and expenses	1,185,044	1,220,623	1,464,687	1,284,707	1,211,568
Operating income (loss)	213,200	151,667	(201,363)	59,585	159,436
Other expense (income), net	18	(100)	(115)	125	129
Interest expense	84,178	80,914	78,001	62,661	65,571
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	8,150	8,143	—	20,905
Income (loss) before income taxes	129,004	62,703	(287,392)	(3,201)	72,831
Provision for (benefit from) income taxes	39,528	17,915	(85,006)	9,330	23,698
Net Income (loss)	$89,476	$44,788	$(202,386)	$(12,531)	$49,133

Per share data:
Earnings (loss) per share, basic	$1.11	$0.52	$(2.36)	$(0.15)	$0.57
Earnings (loss) per share, diluted	$1.10	$0.52	$(2.36)	$(0.15)	$0.57
Cash dividends declared per share	$—	$—	$—	$0.73	$0.84
Weighted average common shares outstanding:
Basic	80,309	86,170	85,811	84,925	85,860
Diluted	81,044	86,910	85,811	84,925	85,981
Other financial and operating data:
Cash capital expenditures	$195,217	$179,770	$172,517	$160,518	$157,302
Attendance	22,624	22,582	20,798	22,000	22,471
Total revenue per capita (b)	$61.80	$60.77	$60.74	$61.10	$61.01

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated balance sheet data:	(In thousands)
Cash and cash equivalents	$39,946	$34,073	$33,178	$68,958	$18,971
Total assets(c)	$2,300,518	$2,115,602	$2,085,782	$2,378,771	$2,388,662
Total long-term debt, net	$1,548,124	$1,540,184	$1,542,316	$1,582,782	$1,580,743
Total equity	$210,892	$265,194	$287,466	$461,215	$504,120
(a)	During the year ended December 31, 2016, $2.6 million of separation costs have been reclassified to severance and other separation costs to conform with the 2019 presentation.
(b)	Calculated as total revenue divided by total attendance.
(c)

Total assets as of December 31, 2019 includes the impact from the adoption of Accounting Standards Codification (“ASC”) 842, Leases, which required right of use assets associated with the Company’s leases to be recorded on the balance sheet. Right of use assets–operating leases of approximately $141.4 million are included in total assets as of December 31, 2019.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Selected Financial Data” and the historical consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data”.  References to our “theme parks” or “parks” in the discussion that follows includes all of our separately gated parks.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

The following discussion generally discusses 2019 and 2018 items and the applicable year-to-year comparisons. Management’s discussion and analysis relating to 2017 and the applicable year-to-year comparisons are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which specific discussion is incorporated herein by reference.

Business Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands, including SeaWorld, Busch Gardens, Aquatica, Discovery Cove and Sesame Place. Over our more than 60-year history, we have developed a diversified portfolio of 12 differentiated theme parks that are grouped in key markets across the United States.  Many of our theme parks showcase our one-of-a-kind zoological collection and feature a diverse array of both thrill and family-friendly rides, educational presentations, shows and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

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

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix and the park attendance mix, among other factors. The admissions product mix, also referred to as the visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual passes or complimentary tickets and can be impacted by the mix of guests as domestic and international guests generally purchase higher admission per capita ticket products than our local guests.  The park attendance mix is defined as the mix of theme parks visited and can impact admission per capita based on the theme park’s respective pricing which, on average, is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of culinary, merchandise, parking and other in-park products and also includes other miscellaneous revenue not necessarily generated in our parks, which is not significant in the periods presented, including revenue related to our international agreements.  In-park per capita spending is primarily driven by pricing changes, new product offerings, the mix of guests (such as local, domestic or international guests), penetration levels (percentage of guests purchasing) and the mix of in-park spending, among other factors.

See further discussion in the “Results of Operations” section which follows.  For other factors affecting our revenues, see the “Risk Factors” section of this Annual Report on Form 10-K.

Attendance

The level of attendance in our theme parks is a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, marketing and sales efforts, awareness and type of ticket and park offerings, travel patterns of both our domestic and international guests, fluctuations in foreign exchange rates and global and regional economic conditions, consumer confidence and the external perceptions of our brands and reputation, among other factors beyond our control. Attendance patterns on a quarterly basis have significant seasonality, driven by the timing of holidays, school vacations, calendar shifts in the number of weekend days in a quarter and weather conditions; in addition, seven of our theme parks are seasonal and only open for part of the year.

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

During the year ended December 31, 2019, we recorded $32.1 million related to a legal settlement charge, net of insurance recoveries, which is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) included elsewhere in this Annual Report on Form 10-K.  See Note 15–Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

We continue to focus on reducing costs, improving operating margins and streamlining our management structure to create efficiencies to better align with our strategic business objectives.  We remain committed to continuous improvement and regularly evaluate operations to ensure we are properly organized for performance and efficiency.  As part of these ongoing efforts, during the year ended December 31, 2019, we recorded approximately $4.2 million in pre-tax charges primarily consisting of severance and other termination benefits which is included in severance and other separation costs in the accompanying consolidated statements of comprehensive income (loss) included elsewhere in this Annual Report on Form 10-K. During the year ended December 31, 2018, we recorded approximately $17.4 million in pre-tax charges primarily consisting of severance and other termination benefits related to certain executives and employees who separated from us in 2018.  See Note 21–Severance and Other Separation Costs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

We make annual investments to support and improve our existing theme park facilities and attractions.  Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue, and increase our guests’ length of stay.  For further discussion of our new attractions for 2020, see “Capital Improvements” in the “Business” section included elsewhere in this Annual Report on Form 10-K.

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

Leadership Changes

On November 7, 2019, we announced that our Board of Directors (the “Board”) appointed Sergio (“Serge”) D. Rivera to serve as our Chief Executive Officer (“CEO”) and elected him to serve as a director of the Company. Mr. Rivera assumed his CEO role and director role effective November 11, 2019 (the “Effective Date”). In connection with the appointment of Mr. Rivera as CEO, Marc G. Swanson, who was serving as our Interim CEO, resumed his previous role of Chief Financial Officer and Treasurer and Elizabeth C. Gulacsy, who was serving as our Interim Chief Financial Officer and Treasurer in addition to her role as our Chief Accounting Officer, ceased to serve as our Interim Chief Financial Officer and Treasurer, in each case effective on the Effective Date. Ms. Gulacsy continues to serve as our Chief Accounting Officer.

Results of Operations

The following discussion provides an analysis of our consolidated financial data for the years ended December 31, 2019 and 2018. This data should be read in conjunction with our consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

Comparison of the Years Ended December 31, 2019 and 2018

The following table presents key operating and financial information for the years ended December 31, 2019 and 2018:

	For the Year Ended
	December 31,		Variance
	2019	2018	$	%
Selected Statements of Comprehensive Income (Loss) Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$802,834	$798,793	$4,041	0.5%
Food, merchandise and other	595,410	573,497	21,913	3.8%
Total revenues	1,398,244	1,372,290	25,954	1.9%
Costs and expenses:
Cost of food, merchandise and other revenues	108,953	106,604	2,349	2.2%
Operating expenses	649,657	705,954	(56,297)	(8.0%)
Selling, general and administrative expenses	261,701	229,724	31,977	13.9%
Severance and other separation costs	4,176	17,386	(13,210)	(76.0%)
Depreciation and amortization	160,557	160,955	(398)	(0.2%)
Total costs and expenses	1,185,044	1,220,623	(35,579)	(2.9%)
Operating income	213,200	151,667	61,533	40.6%
Other expense (income), net	18	(100)	118	NM
Interest expense	84,178	80,914	3,264	4.0%
Loss on early extinguishment of debt and write- off of discounts and debt issuance costs	—	8,150	(8,150)	NM
Income before income taxes	129,004	62,703	66,301	105.7%
Provision for income taxes	39,528	17,915	21,613	120.6%
Net income	$89,476	$44,788	$44,688	99.8%
Other data:
Attendance	22,624	22,582	42	0.2%
Total revenue per capita	$61.80	$60.77	$1.03	1.7%
Admission per capita	$35.48	$35.37	$0.11	0.3%
In-park per capita spending	$26.32	$25.40	$0.92	3.6%

NM-Not meaningful

Admissions revenue. Admissions revenue for the year ended December 31, 2019 increased $4.0 million, or 0.5%, to $802.8 million as compared to $798.8 million for the year ended December 31, 2018.  The increase in admissions revenue was primarily a result of an increase in admission per capita and an increase in attendance of approximately 0.2%.  Admission per capita increased to $35.48 in 2019 compared to $35.37 in 2018.  The increase in admission per capita was primarily a result of pricing strategies, partially offset by the visitation mix when compared to the prior year. We believe the increased attendance results from a combination of factors including the positive reception of our new rides and compelling attractions and events and enhanced overall marketing, communication and pricing initiatives.  These positive factors were largely offset by unfavorable weather compared to 2018, particularly during our peak seasons.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2019 increased $21.9 million, or 3.8% to $595.4 million as compared to $573.5 million for the year ended December 31, 2018.  The increase results primarily from an increase in in-park per capita spending and an increase in attendance.  In-park per capita spending increased by 3.6%, to $26.32 in 2019 from $25.40 in 2018. In-park per capita spending improved primarily due to pricing initiatives and increased sales of in-park products.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2019 increased $2.3 million, or 2.2%, to $109.0 million as compared to $106.6 million for the year ended December 31, 2018. These costs represent 18.3% and 18.6% of related revenue for the years ended December 31, 2019 and 2018, respectively.

Operating expenses. Operating expenses for the year ended December 31, 2019 decreased by $56.3 million, or 8.0% to $649.7 million as compared to $706.0 million for the year ended December 31, 2018. The decline in operating expenses largely relates to a reduction in labor costs primarily as a result of our focus on cost efficiencies and a decrease in non-cash asset write-offs. Operating expenses were 46.5% of total revenues in 2019 compared to 51.4% in 2018. The decrease as a percent of total revenue results primarily from a focus on cost efficiencies and the impact of cost savings initiatives.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2019 increased by $32.0 million, or 13.9% to $261.7 million as compared to $229.7 million for the year ended December 31, 2018, primarily due to certain distinct legal, consulting and marketing costs partially offset by a decline in non-cash equity compensation expense and salary and other related costs.  Legal costs increased largely related to a legal settlement charge, net of insurance recoveries, of approximately $32.1 million recorded in the fourth quarter of 2019 compared to legal settlement accruals of $12.1 million recorded in 2018.  Consulting expenses increased almost entirely due to an increase of approximately $10.4 million in business optimization and other strategic initiative consulting costs. Marketing costs increased largely due to approximately $9.5 million in marketing overspend during the third quarter of 2019 which we believe was due to less disciplined management of certain marketing related costs.  Non-cash equity compensation expense declined primarily related to equity awards for certain executives who departed in 2018, while the decline in salary and other related costs was due in part to cost savings initiatives. See Note 15–Commitments and Contingencies and Note 19–Equity-Based Compensation in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. As a percentage of total revenue, selling, general and administrative expenses were 18.7% in 2019 compared to 16.7% in 2018. The legal settlement charges, equity compensation, and business optimization and other strategic initiative consulting costs are items that we are permitted to exclude in calculating Adjusted EBITDA under the terms of our credit agreement. Adjusted EBITDA is a non-GAAP measure and is defined and reconciled in the “Our Indebtedness” section which follows.

Severance and other separation costs. Severance and other separation costs of $4.2 million for the year ended December 31, 2019 primarily relates to severance and other termination expenses incurred in 2019.  Severance and other separation costs of $17.4 million for the year ended December 31, 2018 also includes severance and other employment expenses for certain executives and other employees whose employment terminated during 2018, including costs associated with the 2018 Restructuring Program. See Note 21–Severance and Other Separation Costs in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2019 decreased by $0.4 million, or 0.2% to $160.6 million as compared to $161.0 million for the year ended December 31, 2018.

Interest expense. Interest expense for the year ended December 31, 2019 increased $3.3 million, or 4.0% to $84.2 million as compared to $80.9 million for the year ended December 31, 2018.  The increase primarily relates to the impact of Amendment No. 9 to our Senior Secured Credit Facilities entered into on October 31, 2018 as well as a higher outstanding balance on our Revolving Credit Facility during the year ended December 31, 2019, partially offset by the impact of interest rate swap agreements. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

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

Provision for income taxes. Provision for income taxes for the year ended December 31, 2019 was $39.5 million compared to a provision for income taxes of $17.9 million in the year ended December 31, 2018. Our consolidated effective tax rate was 30.6% for 2019 compared to 28.6% for 2018.  The effective tax rate increased primarily due to the valuation allowance on state net operating loss carryforwards and the impact of state statutory rate changes, partially offset by tax benefits relating to deductible equity-based compensation. See Note 14–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and could also include share repurchases or common stock dividends. As of December 31, 2019, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.4, due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. We typically operate with a working capital ratio less than 1 and we expect that we will continue to do so in the future. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs.

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

Pursuant to the Share Repurchase Program, during the year ended December 31, 2019, we completed a share repurchase of 5,615,874 shares for an aggregate total cost of $150.0 million. On August 2, 2019, our Board approved a replenishment to the Share Repurchase Program of $150.0 million, bringing the total amount authorized for future share repurchases back up to $250.0 million. During the year ended December 31, 2018, we repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million.  No shares were repurchased during the year ended December 31, 2017. Our Senior Secured Credit Facilities contain certain covenants that, among other things, may restrict our ability for future share repurchases. The available capacity for restricted payments is recalculated at the beginning of each quarter, or upon declaration of a restricted payment as set forth in the credit agreement. See Note 11–Long-Term Debt to our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. The number of shares to be purchased and the timing of purchases will be based on our trading windows or as set forth in an adopted Rule 10b5-1 plan, if any, and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.

See Note 17–Related Party Transactions and Note 20–Stockholders’ Equity in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Share Repurchase Program.

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

Other

As of December 31, 2019, we have five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; and mature on May 14, 2020. See Note 11–Long-Term Debt and Note 12–Derivative Instruments and Hedging Activities to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Senior Secured Credit Facilities will be adequate to meet the capital expenditures, debt service obligations, and working capital requirements of our operations for the foreseeable future.

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$348,416	$293,935	$192,457
Net cash used in investing activities	(195,193)	(180,029)	(170,873)
Net cash used in financing activities	(147,305)	(112,896)	(56,965)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$5,918	$1,010	$(35,381)

 Cash Flows from Operating Activities

Net cash provided by operating activities was $348.4 million during the year ended December 31, 2019 compared to $293.9 million during the year ended December 31, 2018. The increase in net cash provided by operating activities was primarily impacted by improved operating performance.

Net cash provided by operating activities was $293.9 million during the year ended December 31, 2018 compared to $192.5  million during the year ended December 31, 2017. The increase in net cash provided by operating activities was largely related to an increase in revenue in 2018, resulting primarily from an increase in attendance.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2019 consisted primarily of capital expenditures of $195.2 million largely related to future attractions (see further breakdown of capital expenditures in the table below). We estimate that approximately $15.0 million of core capital expenditures in 2019 relates to a shift in timing due to accelerated ride opening schedules for 2020 and 2021 attractions. Net cash used in investing activities during the year ended December 31, 2018 consisted primarily of capital expenditures of $179.8 million largely related to attractions which opened in 2019.  The increase in capital expenditures in 2019 is largely related to costs associated with our new corporate building as well as our new Sesame Place park expected to open in 2021.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Year Ended December 31,
	2019	2018
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$171,789	$177,204
Expansion/ROI projects(b)	23,428	2,566
Capital expenditures, total	$195,217	$179,770
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, or other revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our 2020 capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2019 results primarily from $150.0 million used to repurchase shares and repayments of $15.5 million on our long-term debt, partially offset by a net draw on our Revolving Credit Facility of $20.0 million. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under our senior secured credit facilities (the “Senior Secured Credit Facilities”) pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time.  On October 31, 2018, SEA entered into a refinancing amendment, (the “Amendment No. 9”) with SEA as the borrower, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, letter of credit issuer and swing line lender and the other agents and lenders from time to time (the “Amended Credit Agreement”), to the existing Senior Secured Credit Facilities.

As of December 31, 2019, our Senior Secured Credit Facilities consisted of $1.508 billion in Term B-5 Loans which will mature on March 31, 2024, along with a $210.0 million Revolving Credit Facility, of which $50.0 million was drawn upon as of December 31, 2019.  As of December 31, 2019, SEA had approximately $20.4 million of outstanding letters of credit, leaving approximately $139.6 million available for borrowing under the Revolving Credit Facility. Subsequent to December 31, 2019, SEA borrowed an additional $45.0 million under the Revolving Credit Facility for general working capital purposes.

See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Covenant Compliance

As of December 31, 2019, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

The Amended Credit Agreement removed all previous financial covenants on the Term B-5 Loans. The Revolving Credit Facility requires that SEA comply with a springing maximum first lien secured net leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility.  Additionally, the definition of Adjusted EBITDA was amended to include the following items which had previously been added back on a limited basis:  (i) add-backs of certain unusual items on a pre-tax basis which were previously added back on an after-tax basis only and (ii) unlimited add-backs primarily related to business optimization, development and strategic initiative costs which were previously limited to $15.0 million in any fiscal year.  The Amended Credit Agreement also replaced the previous $10.0 million limitation on estimated cost savings with a limitation of 25% of the latest twelve months Adjusted EBITDA, calculated before estimated cost savings and increased the realization limit for estimated cost savings, operating expense reductions and synergies to 18 months.

As of December 31, 2019, the total net leverage ratio as calculated under our Senior Secured Credit Facilities was 3.24 to 1.00.  Our total net leverage ratio is calculated by dividing total net debt by the last twelve months Adjusted EBITDA plus $11.3 million in estimated cost savings which have been identified based on certain specified actions we have taken, including restructurings and cost savings initiatives.

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

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net income (loss) for the periods indicated. The Adjusted EBITDA for all periods presented below reflects the current definitions in the Amended Credit Agreement.

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income (loss)	$89,476	$44,788	$(202,386)
Provision for (benefit from) income taxes	39,528	17,915	(85,006)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	8,150	8,143
Interest expense	84,178	80,914	78,001
Depreciation and amortization	160,557	160,955	163,294
Goodwill impairment charge (b)	—	—	269,332
Equity-based compensation expense (c)	11,106	22,152	23,203
Loss on impairment or disposal of assets and certain non-cash expenses (d)	3,198	18,862	12,431
Business optimization, development and strategic initiative costs (e)	27,869	29,460	17,473
Certain transaction and investment costs and other taxes (f)	5,056	3,353	1,082
Other adjusting items (g)	35,954	14,730	11,784
Adjusted EBITDA (h)	456,922	401,279	297,351
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (i)	11,300	23,400	10,000
Adjusted EBITDA, after cost savings (j)	$468,222	$424,679	$307,351
(a)

Reflects a loss on early extinguishment of debt and write-off of discounts and debt issuance costs associated with 2018 and 2017 amendments to our Senior Secured Credit Facilities, respectively.  See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(b)

Reflects a non-cash goodwill impairment charge recorded in the year ended December 31, 2017 related to the full impairment of goodwill for our SeaWorld Orlando reporting unit during the second quarter of 2017. See Note 9–Goodwill, Trade Names/Trademarks and Other Intangible Assets, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

(d)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals and impairments, including: (i) approximately $2.7 million associated with fixed asset disposals during the year ended December 31, 2019; (ii) approximately $10.9 million associated with certain rides and equipment which were removed from service during the year ended December 31, 2018; and (iii) a loss of approximately $7.8 million related to an amended agreement for the year ended December 31, 2017.  See Note 8–Property and Equipment, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(e)

For the year ended December 31, 2019, business optimization, development and other strategic initiative costs primarily related to: (i) $21.2 million of third party consulting costs and (ii) $4.2 million of severance and other employment costs.

For the year ended December 31, 2018, business optimization, development and other strategic initiative costs primarily related to: (i) $17.4 million of severance and other employment costs which primarily includes costs associated with the departure of certain executives during 2018 and costs related to the 2018 Restructuring Program; (ii) $10.7 million of third party consulting costs; and (iii) $1.4 million of product and intellectual property development costs.

For the year ended December 31, 2017, business optimization, development and other strategic initiative costs primarily related to: (i) $5.2 million of severance and other employment costs associated with the 2017 Restructuring Program; (ii) $7.2 million of third party consulting and legal costs; (iii) $4.5 million of product and intellectual property development costs; and (iv) net costs of $0.6 million incurred for certain positions eliminated not related to a formal restructuring program or cost saving initiative.

See Note 21–Severance and Other Separation Costs in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

(f)

For the year ended December 31, 2019, includes approximately $4.3 million relating to expenses associated with the previously disclosed transfer of shares and HP Agreements.  See Note 17–Related Party Transactions in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.  For the year ended December 31, 2018, reflects primarily a loss of approximately $2.8 million relating to expenses incurred and fees associated with the termination of an agreement.

(g)

Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain legal matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. For the year ended December 31, 2019, includes approximately $32.1 million related to a legal settlement charge, net of insurance recoveries. For the year ended December 31, 2018, includes $12.1 million related to legal settlements and $5.1 million in related legal fees which were partially offset by approximately $2.5 million of insurance recoveries received related to these legal matters. See Note 15–Commitments and Contingencies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Prior to the Amended Credit Agreement, these items were excluded on an after-tax basis only, as such, the Adjusted EBITDA calculation for the year ended December 31, 2017 previously reported did not reflect related taxes of approximately $4.0 million.

(h)

Adjusted EBITDA is defined as net income (loss) before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items permitted in calculating covenant compliance under the credit agreement governing our Senior Secured Credit Facilities. The Adjusted EBITDA presentation for the year ended December 31, 2017 has been changed to conform with the changes made to its definition in the Amended Credit Agreement.  Prior to the Amended Credit Agreement, the credit agreement governing our Senior Secured Credit Facilities limited the amount of certain add-backs as described in footnotes (e) and (g) above.

(i)

The Senior Secured Credit Facilities permits the calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings we expect to realize over the following 18 month period related to certain specified actions, including restructurings and cost savings initiatives.  These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Amended Credit Agreement and does not impact our reported GAAP net income (loss).  The Amended Credit Agreement limits the amount of such estimated savings which may be reflected to 25% of Adjusted EBITDA, calculated for the last twelve months before the impact of these estimated cost savings. Prior to the Amended Credit Agreement, the credit agreement limited the amount of such estimated savings which could be reflected in the calculation of Adjusted EBITDA to $10.0 million for any four consecutive fiscal quarters calculated as the amount we expected to realize over the following twelve month period.

(j)

The Senior Secured Credit Facilities permits our calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings as described in footnote (i) above.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2019:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$1,557,883	$65,505	$31,010	$1,461,368	$—
Interest on long-term debt(b)	321,759	79,488	149,445	92,826	—
Operating and financing leases(c)	316,307	14,874	26,899	24,517	250,017
Purchase obligations, license commitments and other(d)	267,230	209,939	47,991	2,067	7,233
Total contractual obligations	$2,463,179	$369,806	$255,345	$1,580,778	$257,250
(a)

Represents principal payments on the Senior Secured Credit Facilities and Revolving Credit Facility. Our intent is to pay the $50.0 million outstanding under the Revolving Credit Facility within the next twelve months, as such we have included this amount in the less than 1 year column. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(b)

Includes amounts attributable to the Senior Secured Credit Facilities, Revolving Credit Facility, and Interest Rate Swap Agreements calculated using interest rates at December 31, 2019. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(c)

Represents commitments under long-term operating and financing leases requiring annual minimum lease payments, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California.

(d)

We have minimum purchase commitments with various vendors through 2031. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services. Amounts have been calculated using early termination fees or non-cancelable minimum contractual obligations by period, as applicable, under contracts that were in effect as of December 31, 2019. In addition, in connection with the Sesame License Agreement, we have made certain commitments including opening a new Sesame Place theme park which we announced we would open in the spring of 2021. As a result, obligations related to this agreement are included in the table above. The preceding table also includes $65.0 million related to a proposed legal settlement expected to be paid in 2020, but does not include related expected insurance proceeds. For further details, refer to Note 15–Commitments and Contingencies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2019.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

All long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. Assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. If significant, certain impairment indicators may trigger an impairment review.

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

Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for certain state net operating loss carryforwards, we have recorded a valuation allowance of $5.2 million and $2.8 million, net of federal tax benefit, on the deferred tax assets related to state net operating losses as of December 31, 2019 and 2018, respectively. We believe it is more likely than not that the benefit from these state net operating loss carryforwards will not be realized.

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

Revenue Recognition

Admissions revenue consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented, including revenue related to our international agreements.  For single-day tickets, we recognize revenue at a point in time, upon admission to the park, and for food, merchandise and other in-park products we recognize revenue when the related products or services are received by our guests.  For annual or season passes and multi-use admission products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. We estimate a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products.  Attendance trends factor in seasonality and are adjusted based on actual trends periodically. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For active pass products purchased under monthly installment arrangements that have extended beyond their initial commitment term, revenue is recognized monthly as payments are received.  For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

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

For further details, also refer to Note 4–Revenues, in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We manage interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fix a portion of our variable-rate long-term debt. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Through the expiration date of May 14, 2020, our estimate is that an additional $2.2 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at December 31, 2019, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $507.9 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $40.0 million, a hypothetical 100 bps increase in one month LIBOR on our variable-rate debt would lead to an increase of approximately $5.5 million in annual cash interest costs due to the impact of our fixed-rate interest swap agreements.  Assuming we had no interest rate swap agreements in place, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $15.5 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Effective on January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, Leases, which resulted in recording lease liabilities and right-of-use assets on our consolidated balance sheet. As a result of this adoption, we implemented changes to our internal control activities and processes related to our lease commitments. These changes included implementing a new lease management software, establishing certain controls over financial reporting relating to leases and revising existing lease accounting policies and procedures. See Note 3–Recent Accounting Pronouncements and Note 14–Leases in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There have been no other changes in our internal control over financial reporting during the fiscal year covered by this Annual Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page F-4 in this Annual Report on Form 10-K.

Item 9B.  Other Information

On February 25, 2020, the Company’s Board of Directors approved a modification (the “Modification”) to certain outstanding performance-vesting restricted stock units granted to certain individuals, including, without limitation, Marc Swanson, the Company’s Chief Financial Officer and Treasurer, G. Anthony (Tony) Taylor, the Company’s Chief Legal Officer, General Counsel and Corporate Secretary, Walter Bogumil, the Company’s Chief Strategy Officer and Dr. Christopher (Chris) Dold, the Company’s Chief Zoological Officer (each an “NEO” and, collectively, the “NEOs”) in 2019 (the “2019 LTIP Performance Awards”), the terms of which were previously disclosed in the Company’s definitive proxy statement on Schedule 14A relating to the Company’s 2019 annual meeting of stockholders. The Company approved the Modification to the 2019 LTIP Performance Awards in light of the subsequent performance-vesting restricted stock units award granted to the Company’s new Chief Executive Officer (the “CEO Performance Awards”) at the time of the commencement of his employment with the Company, in order better align the terms of the 2019 LTIP Performance Awards held by the NEOs with those of the CEO Performance Awards.

The CEO Performance Awards have a three-year performance period consisting of the 2020-2022 calendar years (or, extended through the end of the 2023 calendar year, as applicable); however, the 2019 LTIP Performance Awards contained a three-year performance period consisting of the 2019-2021 calendar years (or, extended through the end of the 2022 calendar year, as applicable).  Upon review of the awards the Compensation Committee of the Board determined it was preferable to align the 2019 LTIP Performance Awards with the CEO Performance Awards and put everyone on the same remaining performance cycle with aligned performance metrics.  Pursuant to the Modification, the threshold and target performance goals were revised to align with the CEO Performance Awards threshold and target performance goals and the performance period was extended through calendar year 2022 (or, the end of the 2023 calendar year, as applicable) consistent with the CEO Performance Awards.

There was no incremental equity compensation expense under Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”) associated with the modification of the NEOs’ awards on the date of modification. The Company will use the respective modification date fair value to record equity compensation expense related to these awards when and if they become probable of vesting in a future period, in accordance with ASC Topic 718.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our Equity Compensation Plan as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	914,022	$22.43	8,476,476
Equity compensation plan not approved by security holders	—	—	—
Total	914,022	$22.43	8,476,476

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

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-5

Consolidated Statements of Comprehensive Income (Loss)	F-6

Consolidated Statements of Changes in Stockholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-40

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-41 to F-45

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index beginning on page 58.

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

4.1*	Description of the Registrant’s Securities
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
10.12

Copyright Security Agreement, dated as of December 1, 2009, by Sea World LLC in favor of Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.13

Lease Amendment, dated January 9, 1978, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.14

Lease Amendment, dated March 6, 1979, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.15

Lease Amendment, dated December 12, 1983, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.16

Lease Amendment, dated June 24, 1985, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.17

Lease Amendment, dated September 22, 1986, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.18

Lease Amendment, dated June 29, 1998, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.19

Lease Amendment, dated July 9, 2002, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.20

Trademark License Agreement, dated December 1, 2009, by and between Anheuser-Busch Incorporated and Busch Entertainment LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

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

10.25†

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

10.27†	Form of Restricted Stock Agreement (Outside Director Award) (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35883))

Exhibit No.	Description
10.28†

Form of Restricted Stock Award Agreement (Outside Director Annual Award) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-35883))

10.29†

Second Amended & Restated Stock Ownership Guidelines, adopted January 18, 2017 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.30†

Amended and Restated Key Employee Severance Plan, effective March 1, 2017 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.31†

Form of Restricted Stock Award Agreement (Outside Director Initial/Annual Award) – 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.32†

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

10.34†

Incentive Compensation Clawback Policy, effective October 11, 2017(incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.35

License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-35883))

10.36†	SeaWorld Entertainment, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2017 (File No. 001-35883))

10.37†

Form of Amendment #1 to Restricted Stock Grant and Acknowledgment and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2017 (File No. 001-35883))

10.38†

Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees – Annual Incentive Award) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.39†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.40†

Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees – Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.41†

Sixth Amended and Restated Outside Director Compensation Policy, effective April 11, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.42†

Form of Deferred Stock Unit Grant Notice and Deferred Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.43

Stockholders Agreement, dated as of March 24, 2017, by and among SeaWorld Entertainment, Inc., Sun Wise (UK) Co., Ltd. and, solely for purposes of Section 4.3 thereof, Zhonghong Zhuoye Group Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.44

Registration Rights Agreement, dated as of March 24, 2017, by and between SeaWorld Entertainment, Inc. and Sun Wise (UK) Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

Exhibit No.	Description
10.45†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Employees―Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.46†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Time-Based Shares) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.47†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Performance-Based Shares) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.48

Cooperation Agreement, dated November 5, 2017, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.49

Undertaking Agreement, dated November 5, 2017, among Scott Ross, Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.50

Side Letter, dated November 5, 2017, between SeaWorld Entertainment, Inc. and Hill Path Capital LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.51

Park Exclusivity and Concept Design Agreement, dated as of March 24, 2017, between Sea Holdings I, LLC and Zhonghong Holding Co., Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.52

Center Concept and Preliminary Design Support Agreement, dated as of March 24, 2017 between Sea Holdings I, LLC and Zhonghong Holding Co., Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.53†

Employment Agreement, dated February 4, 2019, between SeaWorld Entertainment, Inc. and Gustavo Antorcha (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2019 (File No. 001-35883))

10.54†

Option Grant Notice and Option Agreement between SeaWorld Entertainment, Inc. and Gustavo Antorcha, dated March 14, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.55†

Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement between SeaWorld Entertainment, Inc. and Gustavo Antorcha, dated March 14, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.56†

Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement between SeaWorld Entertainment, Inc. and Gustavo Antorcha, dated March 14, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.57†

Offer Letter of Employment, Agreed and Accepted the 2nd day of June, 2018, between SeaWorld Entertainment, Inc. and Walter Bogumil (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.58†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.59†

Form of Option Grant Notice and Option Agreement (Tier 2– Time-Based Options) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.60†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Senior Leadership Team Executive Employees – Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

Exhibit No.	Description
10.61†

Seventh Amended and Restated Outside Director Compensation Policy, effective June 12, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2019 (File No. 001-35883))

10.62

Amended and Restated Undertaking Agreement, dated May 27, 2019, by and among SeaWorld Entertainment, Inc. and Hill Path Capital LP, Scott I. Ross and James P. Chambers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.63

Registration Rights Agreement, dated May 27, 2019, between Hill Path Capital LP and certain of its affiliates and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.64

Stockholders Agreement, dated May 27, 2019, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.65

Share Repurchase Agreement, dated as of May 27, 2019, by and among SeaWorld Entertainment, Inc. and Lord Central Opportunity V Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.66

Letter Agreement, dated May 3, 2019, between Lord Central Opportunity V Limited and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-35883))

10.67

Letter Agreement, dated May 3, 2019, between Sun Wise (UK) Co., LTD and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-35883))

10.68†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2019 Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q-K filed on November 7,  2019 (File No. 001-35883))

10.69†

Employment Agreement, dated November 6, 2019, between SeaWorld Entertainment, Inc. and Sergio Rivera (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2019 (File No. 001-35883))

10.70†*	Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement between SeaWorld Entertainment, Inc. and Sergio Rivera, dated November 11, 2019

10.71†*	Option Grant Notice and Option Agreement between SeaWorld Entertainment, Inc. and Sergio Rivera, dated November 11, 2019

10.72†*	Time-based Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement between SeaWorld Entertainment, Inc. and Sergio Rivera, dated November 11, 2019

10.73†*	Form of Restricted Stock Unit Award Agreement (Outside Director)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35883))

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

† *

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

Date:  February 27, 2020

By:/s/ SERGIO (SERGE) RIVERA

Name:  Sergio (Serge) Rivera

Title:  Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity
/S/ SERGIO (SERGE) RIVERA	February 27, 2020	Chief Executive Officer, Director
Sergio (Serge) Rivera		(Principal Executive Officer)

/S/ MARC G. SWANSON	February 27, 2020	Chief Financial Officer (Principal Financial Officer)
Marc G. Swanson

/S/ ELIZABETH C. GULACSY	February 27, 2020	Chief Accounting Officer (Principal Accounting Officer)
Elizabeth C. Gulacsy

/S/ RONALD BENSION	February 27, 2020	Director
Ronald Bension

/S/ JAMES CHAMBERS	February 27, 2020	Director
James Chambers

/S/ WILLIAM GRAY	February 27, 2020	Director
William Gray

/S/ CHARLES KOPPELMAN	February 27, 2020	Director
Charles Koppelman

/S/ YOSHIKAZU MARUYAMA	February 27, 2020	Director
Yoshikazu Maruyama

/S/ THOMAS E. MOLONEY	February 27, 2020	Director
Thomas E. Moloney

/S/ NEHA JOGANI NARANG	February 27, 2020	Director
Neha Jogani Narang

/S/ SCOTT I. ROSS	February 27, 2020	Director
Scott I. Ross

SEAWORLD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board Topic Accounting Standards Codification 842—Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition—Deferred Revenue Related to Annual and Season Admission Pass Products—Refer to Note 2 and Note 4 to the consolidated financial statements

Critical Audit Matter Description

The Company’s annual and season passes allow guests access to specific parks over a specified time period. Such revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically. Revenue is recognized on a pro rata basis based on the estimated allocated selling price of the admission product.

The Company tracks and recognizes deferred revenue utilizing internally developed models. Auditing the attendance projections by park, which is the primary input used in the deferred revenue models, and the redemption rates calculated through the models, required extensive audit effort due to the complexity and manual nature of the models.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the attendance projections by park and the recognition of revenue from the deferred revenue related to annual and season admission pass products included the following, among others:

•

We tested the effectiveness of management’s controls over revenue recognition related to annual and season admission pass products, including controls over actual and forecasted attendance used in the models.

•	We evaluated management’s ability to accurately forecast expected attendance by comparing actual results to management’s historical forecasts.
•	We evaluated the reasonableness of the current-year attendance forecasts compared to prior-year actual results, considering recent trends in the Company’s attendance.
•	We tested the mathematical accuracy and appropriateness of management’s deferred revenue models and timing of recognition.
•	We developed an independent expectation of the deferred revenue balances, related to annual and season admission pass products, comparing such expectation to the recorded amount.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 26, 2020

We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

February 26, 2020

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$39,946	$34,073
Accounts receivable, net	49,728	57,980
Inventories	33,163	35,814
Prepaid expenses and other current assets	46,312	18,700
Total current assets	169,149	146,567
Property and equipment, at cost	3,209,521	3,057,038
Accumulated depreciation	(1,476,059)	(1,365,006)
Property and equipment, net	1,733,462	1,692,032
Goodwill, net	66,278	66,278
Trade names/trademarks, net	157,000	158,343
Right of use assets-operating leases	141,438	—
Other intangible assets, net	526	14,120
Deferred tax assets, net	19,013	23,527
Other assets, net	13,652	14,735
Total assets	$2,300,518	$2,115,602
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$131,503	$120,024
Current maturities of long-term debt, including revolving credit facility of $50,000 and $30,000 as of December 31, 2019 and 2018, respectively	65,505	45,505
Operating lease obligations	3,896	—
Accrued salaries, wages and benefits	15,499	20,966
Deferred revenue	104,416	101,110
Other accrued liabilities	81,841	23,066
Total current liabilities	402,660	310,671
Long-term debt, net of debt issuance costs of $4,966 and $6,641 as of December 31, 2019 and 2018, respectively	1,482,619	1,494,679
Long-term operating lease obligations	124,339	—
Deferred tax liabilities, net	42,773	10,711
Other liabilities	37,235	34,347
Total liabilities	2,089,626	1,850,408
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 94,044,203 and 93,400,929 shares issued at December 31, 2019 and 2018, respectively	940	934
Additional paid-in capital	673,893	663,834
Accumulated other comprehensive (loss) income	(1,559)	2,284
Accumulated deficit	(59,479)	(148,955)
Treasury stock, at cost (15,790,463 and 10,174,589 shares at December 31, 2019 and 2018, respectively)	(402,903)	(252,903)
Total stockholders’ equity	210,892	265,194
Total liabilities and stockholders’ equity	$2,300,518	$2,115,602

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net revenues:
Admissions	$802,834	$798,793	$765,072
Food, merchandise and other	595,410	573,497	498,252
Total revenues	1,398,244	1,372,290	1,263,324
Costs and expenses:
Cost of food, merchandise and other revenues	108,953	106,604	95,914
Operating expenses (exclusive of depreciation and amortization shown separately below)	649,657	705,954	702,111
Selling, general and administrative expenses	261,701	229,724	228,836
Goodwill impairment charge	—	—	269,332
Severance and other separation costs	4,176	17,386	5,200
Depreciation and amortization	160,557	160,955	163,294
Total costs and expenses	1,185,044	1,220,623	1,464,687
Operating income (loss)	213,200	151,667	(201,363)
Other expense (income), net	18	(100)	(115)
Interest expense	84,178	80,914	78,001
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	8,150	8,143
Income (loss) before income taxes	129,004	62,703	(287,392)
Provision for (benefit from) income taxes	39,528	17,915	(85,006)
Net income (loss)	$89,476	$44,788	$(202,386)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivatives, net of tax	(3,843)	8,454	8,618
Comprehensive income (loss)	$85,633	$53,242	$(193,768)

Earnings (loss) per share:
Earnings (loss) per share, basic	$1.11	$0.52	$(2.36)
Earnings (loss) per share, diluted	$1.10	$0.52	$(2.36)
Weighted average common shares outstanding:
Basic	80,309	86,170	85,811
Diluted	81,044	86,910	85,811

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2016	91,861,054	$919	$621,343	$7,518	$(13,694)	$(154,871)	$461,215
Equity-based compensation	—	—	23,203	—	—	—	23,203
Unrealized gain on derivatives, net of tax expense of $5,735	—	—	—	—	8,618	—	8,618
Vesting of restricted shares	905,052	9	(9)	—	—	—	—
Shares withheld for tax withholdings	(129,293)	(2)	(2,086)	—	—	—	(2,088)
Exercise of stock options	590	—	11	—	—	—	11
Accumulated cash dividends related to performance shares which vested during the period	—	—	(1,270)	—	—	—	(1,270)
Adjustments to previous dividend declarations	—	—	132	31	—	—	163
Net loss	—	—	—	(202,386)	—	—	(202,386)
Balance at December 31, 2017	92,637,403	926	641,324	(194,837)	(5,076)	(154,871)	287,466
Impact of adoption of ASU 2018-02	—	—	—	1,094	(1,094)	—	—
Equity-based compensation	—	—	22,152	—	—	—	22,152
Unrealized gain on derivatives, net of tax expense of $3,111	—	—	—	—	8,454	—	8,454
Vesting of restricted shares	725,646	7	(7)	—	—	—	—
Shares withheld for tax withholdings	(197,097)	(1)	(3,976)	—	—	—	(3,977)
Exercise of stock options	234,977	2	4,280	—	—	—	4,282
Adjustments to previous dividend declarations	—	—	61	—	—	—	61
Repurchase of 3,654,816 shares of treasury stock, at cost	—	—	—	—	—	(98,032)	(98,032)
Net income	—	—	—	44,788	—	—	44,788
Balance at December 31, 2018	93,400,929	934	663,834	(148,955)	2,284	(252,903)	265,194
Equity-based compensation	—	—	11,106	—	—	—	11,106
Unrealized loss on derivatives, net of tax benefit of $1,421	—	—	—	—	(3,843)	—	(3,843)
Vesting of restricted shares	608,851	6	(6)	—	—	—	—
Shares withheld for tax withholdings	(176,673)	(2)	(4,839)	—	—	—	(4,841)
Exercise of stock options	211,096	2	3,793	—	—	—	3,795
Adjustments to previous dividend declarations	—	—	5	—	—	—	5
Repurchase of 5,615,874 shares of treasury stock, at cost	—	—	—	—	—	(150,000)	(150,000)
Net income	—	—	—	89,476	—	—	89,476
Balance at December 31, 2019	94,044,203	$940	$673,893	$(59,479)	$(1,559)	$(402,903)	$210,892

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$89,476	$44,788	$(202,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	—	—	269,332
Depreciation and amortization	160,557	160,955	163,294
Amortization of debt issuance costs and discounts	3,446	4,461	4,812
Loss on impairment or disposal of assets, net	4,616	19,681	13,525
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	8,150	8,143
Deferred income tax provision (benefit)	37,998	16,894	(86,477)
Equity-based compensation	11,106	22,152	23,203
Changes in assets and liabilities:
Accounts receivable	10,865	(24,347)	(3,005)
Inventories	721	(4,620)	(3,285)
Prepaid expenses and other current assets	(27,359)	(2,275)	3,336
Accounts payable and accrued expenses	2,733	13,317	7,347
Accrued salaries, wages and benefits	(5,467)	6,051	(6,456)
Deferred revenue	665	25,611	2,368
Other accrued liabilities	57,684	3,417	(3,692)
Right-of-use assets and operating lease obligations	501	—	—
Other assets and liabilities	874	(300)	2,398
Net cash provided by operating activities	348,416	293,935	192,457
Cash Flows From Investing Activities:
Capital expenditures	(195,217)	(179,770)	(172,517)
Other investing activities, net	24	(259)	1,644
Net cash used in investing activities	(195,193)	(180,029)	(170,873)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt	—	543,935	998,306
Repayments of long-term debt	(15,506)	(565,592)	(1,026,909)
Proceeds from draw on revolving credit facility	294,000	95,000	95,649
Repayments of revolving credit facility	(274,000)	(80,000)	(105,000)
Purchase of treasury stock	(150,000)	(98,032)	—
Payment of tax withholdings on equity-based compensation through shares withheld	(4,841)	(3,977)	(2,088)
Exercise of stock options	3,795	4,282	11
Debt issuance costs	—	(8,086)	(15,390)
Other financing activities	(753)	(426)	(1,544)
Net cash used in financing activities	(147,305)	(112,896)	(56,965)
Change in Cash and Cash Equivalents, including Restricted Cash	5,918	1,010	(35,381)
Cash and Cash Equivalents, including Restricted Cash—Beginning of year	35,007	33,997	69,378
Cash and Cash Equivalents, including Restricted Cash—End of year	$40,925	$35,007	$33,997
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable and accrued expenses	$39,538	$30,760	$24,626

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States.  Prior to December 1, 2009, the Company did not have any operations.  On December 1, 2009, the Company acquired all of the outstanding equity interest of Busch Entertainment LLC and affiliates from Anheuser Busch Companies, Inc. and Anheuser-Busch InBev SA/NV (“ABI”).  At that time, the Company was owned by ten limited partnerships, ultimately controlled by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.  The Company completed an initial public offering in April 2013.  See further discussion relating to subsequent ownership changes in Note 17–Related-Party Transactions.

The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California, and Busch Gardens theme parks in Tampa, Florida, and Williamsburg, Virginia. The Company operates water attraction theme parks in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); Chula Vista, California, (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove) and a seasonal theme park in Langhorne, Pennsylvania (Sesame Place).

During each of the years ended December 31, 2019, 2018 and 2017 approximately 57% of the Company’s revenues were generated in the State of Florida.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $9.7 million and $17.4 million at December 31, 2019 and 2018, respectively. The cash balances in all accounts held at financial institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2019. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

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

Restricted Cash

Restricted cash is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Restricted cash consists primarily of funds received from strategic partners for use in approved marketing and promotional activities.

	December 31,	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$39,946	$34,073
Restricted cash, included in prepaid expenses and other current assets	979	934
Total cash, cash equivalents and restricted cash	$40,925	$35,007

Accounts Receivable—Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from customers for the sale of admission products, including amounts due for admissions products purchased on monthly installment arrangements. The Company is not exposed to a significant concentration of credit risk. The Company records an allowance on trade accounts receivable with an offset to the provision for bad debt for estimated uncollectible receivables, based on the amount and status of past-due accounts, contractual terms of the receivables and the Company’s history of uncollectible accounts. For all periods presented, the provision for bad debt was immaterial related to these accounts. The Company also records an allowance on amounts due from monthly installment arrangements based on historical default rates.  As of December 31, 2019 and 2018, the Company recorded $12.1 million and $14.7 million, respectively, as an allowance on its installment arrangements with a corresponding reduction to deferred revenue.

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

Certain costs related to animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years).  All costs to maintain animals are expensed as incurred, including in-house animal breeding costs, as they are immaterial to the consolidated financial statements. Construction in progress assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all active construction projects. Total interest capitalized for the years ended December 31, 2019, 2018 and 2017 was $4.6 million, $4.2 million and $2.7 million, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years.  Total capitalized costs related to computer system development costs, net of accumulated amortization, were $4.2 million and $6.1 million as of December 31, 2019 and 2018, respectively, and are recorded in other assets in the accompanying consolidated balance sheets.  Accumulated amortization was $9.5 million and $9.9 million as of December 31, 2019 and 2018, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2019, 2018 and 2017 was $2.2 million, $3.7 million and $3.5 million, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of comprehensive income (loss).  Systems reengineering costs do not meet the proper criteria for capitalization and are expensed as incurred.

Impairment of Long-Lived Assets

All long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the estimated fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (generally a theme park).  See further discussion in Note 8–Property and Equipment, Net.

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

The determination of fair value in the Company’s goodwill impairment analysis is based on an estimate of fair value for the relevant reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates and cost of invested capital.

The Company’s other indefinite-lived intangible assets consist of certain trade names/trademarks and other intangible assets which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued using the relief from royalty method. Trade names/trademarks are combined by brand as a unit of accounting when testing for impairment as the brand represents the highest and best use of the asset and drives the Company’s marketing strategy and international license agreements. Estimates required in this valuation method include estimated future revenues impacted by the trade names/trademarks, royalty rates, and appropriate discount rates. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information. See Note 9–Goodwill, Trade Names/Trademarks and Other Intangible Assets, Net, for further details.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities.  The Company maintains self-insurance reserves for healthcare, auto, general liability and workers’ compensation claims.  Total claims reserves were $31.7 million at December 31, 2019, of which $2.8 million is recorded in accrued salaries, wages and benefits, $7.5 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  Total claims reserves were $31.2 million at December 31, 2018, of which $3.8 million is recorded in accrued salaries, wages and benefits, $6.9 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying consolidated balance sheets. See further discussion in Note 11–Long-Term Debt.

Share Repurchase Program and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock.  Shares repurchased under Board authorizations are held in treasury for general corporate purposes.  The Company accounts for treasury stock on the trade date under the cost method.  Treasury stock at December 31, 2019 and 2018 is recorded as a reduction to stockholders’ equity as the Company does not currently intend to retire the treasury stock held.  See further discussion of the Company’s share repurchase program in Note 20–Stockholders’ Equity.

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

Admissions Revenue

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  As allowed by the practical expedient available to public companies under ASC 606, which the Company adopted, admission products with similar characteristics are analyzed using a portfolio approach for each separate park as the Company expects that the effects on the consolidated financial statements of applying this guidance to the portfolio does not differ materially from applying the guidance to individual contracts within the portfolio. For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park.  Annual passes, season passes or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products.  Attendance trends factor in seasonality and are adjusted based on actual trends periodically. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For active pass products purchased under monthly installment arrangements that have extended beyond their initial commitment term, revenue is recognized monthly as payments are received.  For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

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

Additionally, the Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services provided or received, whichever is more readily determinable. For the years ended December 31, 2019, 2018 and 2017, amounts included within admissions revenue with an offset to either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of comprehensive income (loss) related to bartered ticket transactions were $16.2 million, $16.6 million and $20.8 million, respectively.

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

Food, Merchandise and Other Revenue

Food, merchandise and other revenue primarily consists of culinary, merchandise, parking and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented, including revenue related to the Company’s international agreements as discussed in Note 4–Revenues.  The Company recognizes revenue for food, merchandise and other in-park products when the related products or services are received by the guests.  Certain admission products may also include bundled products at the time of purchase, such as culinary or merchandise items.  The Company conducts an analysis of bundled products to identify separate distinct performance obligations that are material in the context of the contract. For those products that are determined to be distinct performance obligations and material in the context of the contract, the Company allocates a portion of the transaction price to each distinct performance obligation using each performance obligation’s standalone price.  If the bundled product is related to a pass product and offered over time, revenue will be recognized over time accordingly.

See further discussion in Note 4–Revenues.

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Other advertising and media costs are expensed as incurred and for the years ended December 31, 2019, 2018 and 2017, totaled approximately $138.3 million, $127.5 million and $118.0 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Equity-Based Compensation

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for equity-based compensation based upon the grant date fair market value.  The cost is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise.  The Company recognizes the impact of forfeitures as they occur.  The Company grants time-vesting restricted shares and units, time-vesting deferred stock units, performance-vesting restricted shares and units, and stock options. The Company uses the closing stock price on the date of grant to value its time-vesting restricted share awards and its performance-vesting restricted share awards.  The Company uses the Black-Scholes Option Pricing Model to value stock options at the date of grant.

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

If the one-time benefit arrangements are not part of an ongoing benefit arrangement or an individual deferred compensation contract, a liability is recognized and measured at its fair value for one-time termination benefits once the plan of termination is communicated to affected employees and it meets all of the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. If the one-time benefit arrangements are part of an ongoing benefit arrangement or an individual deferred compensation contract, a liability is recognized and measured at its fair value for one-time termination benefits when the following conditions are met: (i) the obligation is attributable to services already rendered; (ii) rights to those benefits accumulate; (iii) payment of the benefits is probable; and (iv) amount can be reasonably estimated.  If these four conditions are not met, a liability is recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated in accordance with ASC 450, Contingencies.

Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract.

See further discussion in Note 21–Severance and Other Separation Costs.

Leases

The Company adopted ASC 842, Leases, as of January 1, 2019 using the modified retrospective approach and elected the Comparatives Under 840 Option” allowing the Company to not recast comparative periods in the period of adoption but present those periods under historical requirements of ASC 840.

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

The present value of future minimum lease payments is calculated using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate, which reflects the rate of interest it would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As most of the Company’s leases do not provide an implicit rate, the Company uses incremental borrowing rates based on the information available at commencement date in determining the present value of the lease payments. In calculating the incremental borrowing rates, the Company considered recent ratings from credit agencies, recent trading prices on the Company’s debt, and current lease demographic information. The Company used the incremental borrowing rates on December 31, 2018 for newly recognized operating leases that commenced prior to that date. The Company applies the incremental borrowing rates at a portfolio level based on lease terms.

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

Certain of the Company’s lease agreements include rental payments based on a percentage of sales over contractual levels and others include rental payments adjusted periodically for inflation. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses in the Company’s consolidated statements of comprehensive income (loss) in the same line item as the expense arising from fixed lease payments. The Company’s lease agreements do not contain any material residual value guarantees, material restrictive covenants or material variable lease costs other than those described in Note 14–Leases related to the Company’s land lease.

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

See further discussion in Note 14–Leases.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company evaluates its tax positions by determining if it is more likely than not a tax position is sustainable upon examination, based upon the technical merits of the position, before any of the benefit is recorded for financial statement purposes. The benefit is measured as the largest dollar amount of the position that is more likely than not to be sustained upon settlement. Previously recorded benefits that no longer meet the more-likely-than-not threshold are charged to earnings in the period that the determination is made. Interest and penalties accrued related to unrecognized tax benefits are charged to the provision for (benefit from) income taxes in the accompanying consolidated statements of comprehensive income (loss). See further discussion in Note 13–Income Taxes.

Contingencies

The Company accounts for contingencies in accordance with ASC 450, Contingencies. For loss contingencies, such as potential legal settlements, the Company records an estimated loss when payment is considered probable and the amount of loss is reasonably estimable. In assessing loss contingencies related to legal proceedings that are pending against the Company, the Company evaluates the perceived merits of the legal proceedings as well as the perceived merits of the amount of relief sought or expected to be sought therein.  If a loss is considered probable but the best estimate of the loss can only be identified within a range and no specific amount within that range is more likely, then the minimum of the range is accrued. Legal and related professional services costs to defend litigation are expensed as incurred. Insurance recoveries related to potential claims are recognized up to the amount of the recorded liability when coverage is confirmed and the estimated recoveries are probable of payment. These recoveries are not netted against the related liabilities for financial statement presentation. Additionally, for any potential gain contingencies, the Company does not recognize the gain until the period that all contingencies have been resolved and the amounts are realizable. See further discussion in Note 15–Commitments and Contingencies.

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

Derivative Instruments and Hedging Activities

ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how the entity accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

During 2018, the Company has adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of the hedge accounting guidance.  See further discussion in Note 3–Recent Accounting Pronouncements.

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

Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. See further discussion in Note 12–Derivative Instruments and Hedging Activities.

3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Implemented Accounting Standards

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right of use assets and corresponding lease liabilities on the balance sheet. The new guidance requires the Company to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. The Company is also required to disclose qualitative and quantitative information about leasing arrangements to enable financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASC 842 using a modified retrospective method that did not require the prior period information to be restated. ASC 842 also provides a number of optional provisions, known as practical expedients, which companies may elect to adopt to facilitate implementation. The Company elected a package of practical expedients which, among other items, precludes the Company from needing to reassess 1) whether any expired or existing contracts are or contain leases, 2) the lease classification of any expired or existing leases, and 3) initial direct costs for any existing leases. The Company elected not to implement the practical expedient related to hindsight to determine lease terms. Due to the implementation of selected practical expedients, there was no cumulative effect adjustment to beginning retained earnings. See Note 14–Leases for additional disclosures.

On January 1, 2019, the Company also adopted the following Accounting Standards Updates (“ASUs”) which had no material impact on its consolidated financial statements or disclosures:

•

ASU 2018-09, Codification Improvements, clarifies, corrects and makes minor improvements to a wide variety of topics in the ASC. The amendments make the ASC easier to understand and apply by eliminating inconsistencies and providing clarifications.

•

ASU 2018-13, Fair Value Measurement (Topic 820), eliminates certain disclosures related to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU also adds new disclosure requirements for Level 3 measurements.

•

ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, generally aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The ASU also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements.

•

ASU 2018-16, Derivatives and Hedging—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, expands the list of United States benchmark interest rates permitted in the application of hedge accounting. The amendments in this ASU allow use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging.

During the year ended December 31, 2018, the Company also adopted the following ASUs:

•

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, gives companies the option to reclassify to retained earnings any tax effects related to items in accumulated other comprehensive income or loss that are stranded due to the Tax Cuts and Jobs Act (the “Tax Act”). Companies are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated other comprehensive income or loss.  The Company elected to early adopt the ASU on January 1, 2018 and applied the amendments in the period of adoption. As a result, the Company reclassified $1.1 million of “stranded” tax effects of the Tax Act from accumulated other comprehensive income (loss) to accumulated deficit in the accompanying consolidated balance sheet and the accompanying consolidated statements of changes in stockholders’ equity.  See Note 12–Derivative Instruments and Hedging Activities for additional disclosure.

•

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under this ASU and subsequently issued amendments, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration expected to be received. The Company adopted this standard and subsequently issued amendments on January 1, 2018, using the modified retrospective transition method. The adoption of ASU 2014-09 and its subsequently issued amendments did not have a material impact on the Company’s existing or new contracts as of January 1, 2018; therefore, no cumulative adjustment to beginning retained earnings was required as a result of adoption. See Note 2–Summary of Significant Accounting Policies subtopic “Revenue Recognition” and Note 4–Revenues for additional disclosure.

Additionally, during the year ended December 31, 2018, the Company also adopted the following ASUs which had no material impact on its consolidated financial statements or disclosures:

•

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, aims to improve reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of the hedge accounting guidance.  See Note 12–Derivative Instruments and Hedging Activities for additional disclosure.

•

ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, provides clarity and reduces diversity in practice regarding the application of guidance on the modification of equity awards.

•

ASU 2016-18, Restricted Cash–a Consensus of the FASB Emerging Issues Task Force, requires companies to include restricted cash balances with cash and cash equivalent balances in the statement of cash flows. The Company adopted this standard on January 1, 2018 using the retrospective transition method.

•

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, simplifies the income tax accounting of intra-entity transfers of an asset other than inventory by requiring an entity to recognize the income tax effect when the transfer occurs. The Company adopted this standard on January 1, 2018 using a modified retrospective transition method.

•

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, provides guidance on the presentation and classification of eight specific cash flow issues that previously resulted in diversity in practice. The Company adopted this standard on January 1, 2018 using a retrospective transition method for each period presented.

4. REVENUES

Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition method. The adoption of ASC 606 did not have a material impact on the Company’s existing or new contracts as of January 1, 2018; therefore, no cumulative adjustment to beginning retained earnings was required as a result of adoption.

The Company recognizes revenue upon admission into a park for single day tickets and when products are received by customers for merchandise, culinary or other in-park spending. For annual or season passes and other multi-use admission products, deferred revenue is recorded and the related revenue is recognized over the terms of the admission product and its estimated redemption rates, which is adjusted periodically.  Total revenues in the accompanying consolidated statements of comprehensive income (loss) are recorded net of sales-related taxes collected from guests and remitted or payable to government taxing authorities. See further discussion in Note 2–Summary of Significant Accounting Policies-Revenue Recognition.

Deferred revenue primarily includes revenue associated with pass products and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At December 31, 2019 and 2018, $10.0 million and $10.1 million, respectively, is included in other liabilities in the accompanying consolidated balance sheets related to the long-term portion of deferred revenue, which primarily relates to the Company’s international agreement, as discussed in the following section. The Company expects to recognize this revenue over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.

The following table reflects the Company’s deferred revenue balance as of December 31, 2019 and 2018:

	2019	2018
	(In thousands)
Deferred revenue, including long-term portion	$114,416	$111,181
Less: Deferred revenue, long-term portion, included in other liabilities	10,000	10,071
Deferred revenue, short-term portion	$104,416	$101,110

All of the $101.1 million of deferred revenue, short term portion, balance outstanding as of January 1, 2019 was recognized as revenue during the year ended December 31, 2019.  The change in deferred revenue as of December 31, 2019 compared to the prior period primarily relates to additional pass product sales during the year ended December 31, 2019, offset by revenue recognized during 2019.

International Agreements

The Company has received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $5.0 million and $3.8 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying consolidated balance sheet as of December 31, 2019 and 2018, respectively.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed, which is expected to be upon opening of the park. The Company continually monitors performance on the contract and will make adjustments, if necessary. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

In March 2017, the Company entered into a Park Exclusivity and Concept Design Agreement and a Center Concept and Preliminary Design Support Agreement (collectively, the “ZHG Agreements”) with an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau. In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed. As of December 31, 2018, approximately $2.4 million was recorded in deferred revenue related to the ZHG Agreements in the accompanying consolidated balance sheets. For the years ended December 31, 2019, 2018 and 2017, the Company recorded revenue related to the ZHG Agreements of approximately $1.7 million, $5.1 million and $3.9 million, respectively, which is included in food, merchandise and other revenue in the accompanying consolidated statements of comprehensive income (loss). See Note 17–Related-Party Transactions for further details.

5. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows:

	Year Ended December 31,
	2019			2018			2017
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$89,476	80,309	$1.11	$44,788	86,170	$0.52	$(202,386)	85,811	$(2.36)
Effect of dilutive incentive-based awards		735			740			—
Diluted earnings (loss) per share	$89,476	81,044	$1.10	$44,788	86,910	$0.52	$(202,386)	85,811	$(2.36)

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

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the years ended December 31, 2019 and 2018, there were approximately 305,000 and 1,299,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively. During the year ended December 31, 2017, there were approximately 5,090,000 potentially dilutive shares of common stock excluded from the computation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in the period.

The Company’s outstanding performance-vesting restricted stock awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.  For the years ended December 31, 2019, 2018 and 2017, approximately 247,000, 364,000, and 78,000 performance-vesting restricted stock awards had met their performance criteria as of the end of the reporting periods, respectively, and are therefore included in the calculation of diluted earnings per share. See further discussion in Note 19–Equity-Based Compensation.

6. INVENTORIES

Inventories as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(In thousands)
Merchandise	$28,515	$31,232
Food and beverage	4,430	4,365
Other supplies	218	217
Total inventories	$33,163	$35,814

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(In thousands)
Prepaid insurance	$2,397	$5,857
Prepaid marketing and advertising costs	2,264	3,821
Insurance recoveries	32,911	—
Other	8,740	9,022
Total prepaid expenses and other current assets	$46,312	$18,700

As of December 31, 2019, insurance recoveries above relates to insurance proceeds expected to be received from the Company’s insurance carriers related to a legal settlement.  See further details in Note 10–Other Accrued Liabilities and Note 15–Commitments and Contingencies.

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2019 and 2018, consisted of the following:

	2019	2018
	(In thousands)
Land	$286,200	$286,200
Land improvements	403,409	378,261
Buildings	733,258	690,921
Rides, attractions and equipment	1,527,301	1,476,866
Animals	142,232	142,081
Construction in progress	117,121	82,709
Less accumulated depreciation	(1,476,059)	(1,365,006)
Total property and equipment, net	$1,733,462	$1,692,032

Depreciation expense was approximately $156.2 million, $155.0 million, and $155.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For the year ended December 31, 2019, the Company recorded approximately $2.7 million in fixed asset write-offs, which is included in operating expenses in the accompanying consolidated statement of comprehensive income (loss).  For the year ended December 31, 2018, the Company recorded approximately $10.9 million in fixed asset disposals associated with certain rides and equipment which were removed from service during 2018, which is included in operating expenses in the accompanying consolidated statement of comprehensive income (loss).  During 2017, the Company amended an existing agreement relating to the use of certain animals, which reduced the expected future cash flows related to the agreement.  As a result, the Company recognized an impairment loss of approximately $7.8 million, which is included in operating expenses in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2017.

9. GOODWILL, TRADE NAMES/TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET

Goodwill, Net

Goodwill, net, at December 31, 2019 and 2018 relates to the Company’s Discovery Cove reporting unit.  The Company performed a qualitative assessment at December 1, 2019 and 2018, and concluded that further evaluation was unnecessary.

During 2017, due to financial performance particularly late in the second quarter of 2017 at the Company’s SeaWorld Orlando park, the Company determined a triggering event occurred that required an interim goodwill impairment test for its SeaWorld Orlando reporting unit. Based on financial performance and the resulting impact on projections of future cash flows for this reporting unit at that time, the Company concluded in 2017 that the goodwill related to the SeaWorld Orlando reporting unit was fully impaired and, as a result, recorded a non-cash goodwill impairment charge of $269.3 million in the accompanying consolidated statement of comprehensive income (loss) during the year ended December 31, 2017. The estimated fair value for the SeaWorld Orlando reporting unit was determined using the income approach and represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company’s use of internal projections and unobservable measurement inputs.

Trade Names/Trademarks, Net

The Company performed a qualitative assessment for its other indefinite-lived intangible assets at December 1, 2019 and 2018 and concluded that further evaluation was unnecessary.

Trade names/trademarks, net, at December 31, 2019, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks- finite lives	9.3 years	12,900	12,900	—
Total trade names/trademarks, net		$169,900	$12,900	$157,000

Trade names/trademarks, net, at December 31, 2018, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks- finite lives	9.3 years	12,900	11,557	1,343
Total trade names/trademarks, net		$169,900	$11,557	$158,343

Other Intangible Assets, Net

As of December 31, 2019, other intangible assets, net, consisted of other indefinite-lived intangible assets with a gross and net carrying amount of $0.5 million. During the year ended December 31, 2019, the Company wrote-off fully amortized intangible assets with an aggregate book value and accumulated amortization of $22.8 million, which related to reseller agreements and a non-compete agreement.

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

Upon adoption of ASC 842, Leases, on January 1, 2019, the Company reclassified the favorable lease asset above from other intangible assets, net, to right of use assets-operating leases in the accompanying consolidated balance sheet.  See further details in Note 14–Leases.

Total amortization expense was approximately $1.4 million, $2.2 million and $4.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

10. OTHER ACCRUED LIABILITIES

Other accrued liabilities as of December 31, 2019 and 2018, consisted of the following:

	2019	2018
	(In thousands)
Self-insurance reserve	$7,488	$6,895
Accrued interest	573	490
Accrued property taxes	1,189	—
Accrued legal settlements	65,000	11,500
Other	7,591	4,181
Total other accrued liabilities	$81,841	$23,066

As of December 31, 2019, accrued legal settlements above is related to a proposed settlement, which is subject to court approval.  The Company has recorded a receivable of $32.9 million in prepaid expenses and other current assets for insurance proceeds expected to be received from its insurance carriers related to this case.  See further details in Note 7–Prepaid Expenses and Other Current Assets and Note 15–Commitments and Contingencies.

As of December 31, 2018, accrued legal settlements above includes $11.5 million related to the EZPay plan lawsuit legal settlement, which was funded during the year ended December 31, 2019. See further details in Note 15–Commitments and Contingencies.

11. LONG-TERM DEBT

Long-term debt, net, as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
	(In thousands)
Term B-5 Loans (effective interest rate of 4.80% and 5.52% at December 31, 2019 and 2018, respectively)	$1,507,883	$1,523,389
Revolving credit facility (effective interest rate of 4.35% and 5.17% at December 31, 2019 and 2018, respectively)	50,000	30,000
Total long-term debt	1,557,883	1,553,389
Less discounts	(4,793)	(6,564)
Less debt issuance costs	(4,966)	(6,641)
Less current maturities, including revolving credit facility	(65,505)	(45,505)
Total long-term debt, net	$1,482,619	$1,494,679

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Existing Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).

On October 31, 2018, SEA entered into a refinancing amendment, Amendment No. 9 (the “Amended Credit Agreement”), to its Existing Credit Agreement. In connection with the Amended Credit Agreement, SEA borrowed $543.9 million of additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-2 loans, and pay other fees, costs and expenses in connection with the Amended Credit Agreement and related transactions. Additionally, pursuant to the Amended Credit Agreement, SEA terminated the then existing revolving credit commitments and replaced them with a new tranche of revolving credit commitments with an aggregate commitment amount of $210.0 million (the “Revolving Credit Facility”).

In connection with the issuance of the Term B-5 Loans and as a result of the Amended Credit Agreement, SEA recorded a discount of $0.7 million during the year ended December 31, 2018. Additionally, SEA wrote-off debt issuance costs of $8.2 million, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying consolidated statement of comprehensive income (loss) during the year ended December 31, 2018.

On March 31, 2017, SEA entered into Amendment No. 8 (the “Amendment No. 8”) to its Existing Credit Agreement, as a result of Amendment No. 8 in 2017, SEA recorded a discount of $5.0 million and immaterial debt issuance costs during the year ended December 31, 2017. Additionally, SEA wrote-off debt issuance costs of $8.0 million, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying consolidated statement of comprehensive income (loss) during the year ended December 31, 2017. See discussion in the Senior Secured Credit Facilities section which follows for further information.

As of December 31, 2019, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

Senior Secured Credit Facilities

As of December 31, 2019, the Senior Secured Credit Facilities consisted of $1.508 billion in Term B-5 Loans which will mature on March 31, 2024 and a $210.0 million Revolving Credit Facility, of which $50.0 million was outstanding as of December 31, 2019.  The Revolving Credit Facility will mature on October 31, 2023. The outstanding balance on the Revolving Credit Facility was included in current maturities of long-term debt in the accompanying consolidated balance sheets as of December 31, 2019 and 2018 due to the Company’s intent to repay the borrowings within the following twelve month period. Subsequent to December 31, 2019, SEA borrowed an additional $45.0 million on the Revolving Credit Facility for general working capital purposes.

The Term B-5 Loans amortize in equal quarterly installments, commencing with the fiscal quarter ending December 31, 2018, in aggregate annual amounts equal to 1.015% of the original principal amount of the Term B-5 Loans outstanding on the Effective Date, with the balance payable on the final maturity date. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

Notwithstanding any of the foregoing, each lender of term loans has the right to reject its pro rata share of mandatory prepayments described above, in which case SEA may retain the amounts so rejected. The foregoing mandatory prepayments will be applied pro rata to installments of term loans in direct order of maturity. During the first quarter of 2017, the Company made a mandatory prepayment of approximately $6.3 million based on its excess cash flow calculation as of December 31, 2016. Approximately $3.5 million of the mandatory prepayment was accepted by the lenders and applied ratably to the then outstanding Term B-2 and Term B-3 loans prior to Amendment No. 8 on March 31, 2017, and the remainder of $2.8 million was applied as a voluntary prepayment to the then outstanding Term B-2 loans in the second quarter of 2017. There were no mandatory prepayments made during the years ended December 31, 2019 and 2018.

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

Revolving Credit Facility

Borrowings of the Revolving Credit Facility under the Amended Credit Agreement bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1⁄2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. as its “prime rate”, in each case, plus an applicable margin equal to 1.75%; or (ii) a LIBOR rate based on the British Bankers Association LIBOR Rate (or any successor thereto) for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Revolving Credit Facility be less than 0.0% per annum) plus an applicable margin equal to 2.75%.  The applicable margin for borrowings under the Revolving Credit Facility are subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings, which the Company did not achieve as of December 31, 2019.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

As of December 31, 2019, SEA had approximately $20.4 million of outstanding letters of credit and $50.0 million outstanding on its Revolving Credit Facility, leaving approximately $139.6 million available for borrowing under the Revolving Credit Facility.

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

The Amended Credit Agreement removed all previous financial covenants on the Term B-5 Loans. The Revolving Credit Facility requires that SEA comply with a springing maximum first lien secured net leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility.

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

As of December 31, 2019, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 3.24 to 1.00.  The available capacity for restricted payments is recalculated at the beginning of each quarter, or upon declaration of a restricted payment, as set forth in the credit agreement.  During the year ended December 31, 2019, the Company used approximately $150.0 million of its then available restricted payments capacity for a share repurchase (see Note 17–Related-Party Transactions and Note 20–Stockholders’ Equity for further details).

Long-term debt at December 31, 2019, is repayable as follows and does not include the impact of any future voluntary prepayments.  The outstanding balance under the Revolving Credit Facility is included below based on the Company’s intent to repay the borrowings within the next twelve months:

Years Ending December 31,	(In thousands)
2020	$65,505
2021	15,505
2022	15,505
2023	15,505
2024	1,445,863
Total	$1,557,883

Interest Rate Swap Agreements

As of December 31, 2019, the Company has five interest rate swap agreements (“the Interest Rate Swap Agreements”) which effectively fix the interest rate on the LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt through May 14, 2020. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum to swap counterparties; provide that the Company receives a variable rate of interest based upon the greater of 0.75% or the BBA LIBOR; and have interest settlement dates occurring on the last day of December, March, June and September through maturity.

 SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 12–Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities and Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $80.5 million, $82.5 million and $80.6 million during the years ended December 31, 2019, 2018 and 2017, respectively. Cash paid for interest during the year ended December 31, 2017 excludes $5.1 million related to the fourth quarter interest payment on its Senior Secured Credit Facilities which was paid on January 5, 2018. See Note 10–Other Accrued Liabilities for accrued interest included in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.

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

As of December 31, 2019 and 2018, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the years ended December 31, 2019, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of December 31, 2019 and 2018, the Company had five Interest Rate Swap Agreements that mature on May 14, 2020, which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt through May 14, 2020.

The Interest Rate Swap Agreements are designated as cash flow hedges of interest rate risk. The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through the expiration date of May 14, 2020, the Company estimates that an additional $2.2 million will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets as of December 31, 2019 and 2018:

	Liability Derivatives		Asset Derivatives
	As of December 31, 2019		As of December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	(In thousands)
Interest rate swap agreements	Other liabilities	2,156	Other assets	3,109
Total derivatives designated as hedging instruments		$2,156		$3,109

Derivative instruments are valued according to the methodology outlined in Note 2–Summary of Significant Accounting Policies.  The Company has determined that its derivatives fall within Level 2 of the fair value hierarchy as discussed in Note–16 Fair Value Measurements.  The unrealized gain or loss on derivatives is recorded net of a tax benefit of $1.4 million and a tax expense of $3.1 million for the years ended December 31, 2019 and 2018, respectively, and is included in the accompanying consolidated statements of changes in stockholders’ equity and the consolidated statements of comprehensive income (loss).

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pre-tax effect of the Company’s derivative financial instruments in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2019 and 2018:

	2019	2018
	(In thousands)
Derivatives in Cash Flow Hedging Relationships:
(Loss) gain recognized in accumulated other comprehensive (loss) income	$(5,247)	$14,262
Loss reclassified from accumulated other comprehensive (loss) income to interest expense	$(17)	$(2,697)

Credit Risk-Related Contingent Features

In relation to its Interest Rate Swap Agreements, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2019, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.2 million. As of December 31, 2019, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $2.2 million.

Changes in Accumulated Other Comprehensive (Loss) Income

The following table reflects the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2019 and 2018, net of tax:

Accumulated other comprehensive (loss) income (In thousands):		Gains (Losses) on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2017		$(5,076)
Effects of adoption of ASU 2018-02		(1,094)
Other comprehensive income before reclassifications	10,426
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	(1,972)
Unrealized gain on derivatives, net of tax		8,454
Accumulated other comprehensive income at December 31, 2018		2,284
Other comprehensive loss before reclassifications	(3,831)
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	(12)
Unrealized loss on derivatives, net of tax		(3,843)
Accumulated other comprehensive loss at December 31, 2019		$(1,559)

13. INCOME TAXES

For the years ended December 31, 2019, 2018 and 2017, the provision for (benefit from) income taxes is comprised of the following:

	2019	2018	2017
Current income tax provision (benefit)	(In thousands)
Federal	$(77)	$(99)	$(66)
State	1,580	1,113	1,525
Foreign	27	7	12
Total current income tax provision	1,530	1,021	1,471
Deferred income tax provision (benefit):
Federal	21,825	13,019	(74,312)
State	16,173	3,875	(12,165)
Total deferred income tax provision (benefit)	37,998	16,894	(86,477)
Total income tax provision (benefit)	$39,528	$17,915	$(85,006)

The deferred income tax provision (benefit) represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes totaled $1.4 million, $0.8 million and $0.5 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

The components of deferred income tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred income tax assets:	(In thousands)
Acquisition and debt related costs	$5,550	$5,814
Net operating losses	180,693	180,658
Goodwill impairment	54,271	53,972
Self-insurance	7,308	6,847
Deferred revenue	2,546	2,718
Cash flow hedge	571	—
Restricted stock	4,411	4,472
Tax credits	10,230	9,317
Legal settlements	8,590	—
Lease obligations	32,078	—
Other	5,200	7,779
Total deferred income tax assets	311,448	271,577
Valuation allowance	(5,216)	(2,762)
Net deferred tax assets	306,232	268,815
Deferred income tax liabilities:
Property and equipment	(225,827)	(192,224)
Amortization - Goodwill	(46,688)	(41,803)
Amortization - Other intangibles	(22,979)	(18,144)
Right of use assets	(31,940)	—
Cash flow hedge	—	(836)
Other	(2,558)	(2,992)
Total deferred income tax liabilities	(329,992)	(255,999)
Net deferred income tax (liabilities) assets	$(23,760)	$12,816

The Company files federal, state and provincial income tax returns in various jurisdictions with varying statute of limitation expiration dates.  Under the tax statute of limitations applicable to the Internal Revenue Code of 1986, as amended (the “Code”), the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2015.  However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2009 and subsequent years, these attributes can still be audited when utilized on returns filed in the future.  The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision in the applicable period.

The Company has federal tax net operating loss carryforwards of approximately $659.1 million as of December 31, 2019 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $849.0 million as of December 31, 2019. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both federal and state tax purposes.

Realization of the deferred income tax assets, primarily arising from these net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.

Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for state net operating loss carryforwards, as of December 31, 2019 and 2018, the Company has recorded a valuation allowance of approximately $5.2 million and $2.8 million, net of federal tax benefit, respectively, on the deferred tax assets related to those state net operating losses.

During 2017, an ownership shift of more than 50 percent as defined by the Internal Revenue Code (“IRC”) Section 382 occurred. The Company determined that, while an ownership shift occurred and limits were determined under Section 382 and the regulations and guidance thereunder, the applicable limits would not impair the value or anticipated use of the Company’s federal and state net operating losses. Although realization is not assured, after consideration of the current valuation allowance related to state net operating loss carryforwards, management believes it is more likely than not that any limitation under IRC Section 382 will not impair the realizability of the net deferred income tax assets related to federal and state tax net operating loss carryforwards. However, the annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting the cash tax liabilities in a future period.

The reconciliation between the statutory income tax rate and the Company’s effective income tax provision (benefit) rate for the years ended December 31, 2019, 2018 and 2017, is as follows:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	(In thousands)
Income tax at federal statutory rates	$27,091	21.00%	$13,167	21.00%	$(100,587)	35.00%
State taxes, net of federal benefit	7,645	5.93	4,640	7.40	(5,800)	2.02
Equity-based compensation	(1,776)	(1.38)	668	1.07	2,901	(1.01)
Tax credits	(795)	(0.62)	(1,221)	(1.95)	(730)	0.25
Goodwill impairment	—	—	—	—	17,584	(6.12)
Remeasurement of deferred income tax liabilities resulting from Tax Cuts and Jobs Act	—	—	—	—	(1,808)	0.63
Impact of state rate changes	3,770	2.92	(379)	(0.60)	(53)	(0.02)
Nondeductible settlement	—	—	840	1.34	—	—
Valuation allowance - state	2,455	1.90	—	—	1,688	(0.59)
Other	1,138	0.89	200	0.31	1,799	(0.58)
Income tax provision (benefit)	$39,528	30.64%	$17,915	28.57%	$(85,006)	29.58%

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

14. LEASES

The Company has land, warehouse and office space, and equipment leases which are classified as either operating or financing obligations. The Company’s land lease consists of a long-term lease with the City of San Diego covering approximately 190 acres, including approximately 17 acres of water in Mission Bay Park, California (the “Premises”). Under the terms of the lease, the Premises must be used as a marine park facility and related uses. In addition, the Company may not operate another marine park facility within a radius of 560 miles from the City of San Diego. The annual rent under the lease is variable and calculated on the basis of a specified percentage of the Company’s gross income from the Premises, or the minimum yearly rent, whichever is greater. The current lease term for the Premises ends in June 2048 with a corresponding lease liability being amortized using an estimated incremental borrowing rate of 8.2%.  The minimum yearly rent is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The minimum yearly rent through December 31, 2019 was approximately $10.4 million. On January 1, 2020, the minimum annual rent payment was recalculated in accordance with the lease agreement and remained unchanged.  Actual payments may vary from the annual straight-line minimum base rent based on a shift of seasonal performance results. Rent payments related to the Premises for the years ended December 31, 2019, 2018 and 2017 were approximately $10.5 million, $11.2 million and $10.5 million, respectively. Upon adoption of ASC 842, the Company also reclassified a favorable lease asset net balance of approximately $14.0 million related to the Premises from other intangible assets, net, to right of use assets-operating in the accompanying consolidated balance sheet as of December 31, 2019.

The tables below present the lease balances and their classification in the accompanying consolidated balance sheets as of December 31, 2019 and 2018:
		December 31,
	Classification	2019
Assets:		(In thousands)
Operating leases	Right of use assets - operating	$141,438
Financing leases	Other assets, net	3,487
Total lease assets		$144,925
Liabilities:
Current
Operating leases	Operating lease obligations	$3,896
Financing leases	Other accrued liabilities	707
Noncurrent
Operating leases	Long-term operating lease obligations	124,339
Financing leases	Other liabilities	2,851
Total lease liabilities		$131,793

		December 31,
	Classification	2018
Assets:		(In thousands)
Favorable lease asset	Other intangible assets, net	$13,961
Capital leases	Property and equipment, at cost	3,066
Capital leases, accumulated depreciation	Accumulated depreciation	(122)
Total lease assets		$16,905
Liabilities:
Current
Capital leases	Other accrued liabilities	$143
Noncurrent
Capital leases	Other liabilities	2,822
Total lease liabilities		$2,965

The table below presents the lease costs and their classification in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2019:

	Classification	Year Ended December 31, 2019
		(In thousands)
Operating lease cost	Operating expenses	$14,528
Operating lease cost	Selling, general and administrative expenses	445
Financing lease cost
Amortization of leased assets	Depreciation and amortization	742
Interest on lease liabilities	Interest expense	146
Net lease cost		$15,861

In addition to the operating lease costs above, short term rent expense for the year ended December 31, 2019 was approximately $4.2 million and is included in operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

The table below presents the Company’s lease maturities as of December 31, 2019:

	Operating leases
Years Ending December 31,	Land lease	Other operating leases	Total operating leases	Financing leases
	(In thousands)
2020	$10,401	$3,619	$14,020	$854
2021	10,401	3,270	13,671	341
2022	10,401	2,273	12,674	213
2023	10,401	1,729	12,130	208
2024	10,401	1,572	11,973	206
Thereafter	244,431	2,993	247,424	2,593
Total lease payments	296,436	15,456	311,892	4,415
Less: Imputed interest	(181,163)	(2,494)	(183,657)	(857)
Present value of lease liabilities	$115,273	$12,962	$128,235	$3,558

Operating lease costs include approximately $7.2 million related to options to extend lease terms that are reasonably certain of being exercised.

The table below presents the future minimum lease payments for long-term non-cancellable operating and financing leases under ASC 840 as of December 31, 2018:

Years Ending December 31,	Operating leases	Financing leases
	(In thousands)
2019	$16,578	$231
2020	14,179	226
2021	13,111	220
2022	11,416	208
2023	10,479	204
Thereafter	265,234	2,794
Total lease payments	$330,997	3,883
Less: Interest		(918)
Total principal payable on financing leases		$2,965

The table below presents the weighted average remaining lease terms and applicable discount rates as of December 31, 2019:

Weighted average remaining lease term (years):
Operating leases	26.19
Financing leases	14.64
Weighted average discount rate:
Operating leases	8.12%
Financing leases	3.56%

The table below presents the cash flows and supplemental information associated with the Company’s leasing activities for the year ended December 31, 2019:

Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$14,513
Operating cash flows from financing leases	$146
Financing cash flows from financing leases	$692
Right of use assets obtained in exchange for lease obligations:
Financing leases	$1,285
Operating leases	$133,297

15. COMMITMENTS AND CONTINGENCIES

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. At December 31, 2019, excluding certain amounts related to the License Agreement with Sesame Workshop as described below, additional capital payments of approximately $143.0 million are necessary to complete these projects. The majority of these projects are expected to be completed in 2021.

License Agreements

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second stand alone park (“Standalone Park”) no later than mid-2021 and minimum annual capital and marketing thresholds.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), the Company will have the option to build additional Standalone Parks in the defined territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of December 31, 2019, the Company estimates the combined remaining obligations for the License Agreement commitments could be up to approximately $50.0 million over the remaining term of the agreement.  In October 2019, the Company announced that it will convert Aquatica San Diego into its second Sesame Place Standalone Park in the spring of 2021. While construction will begin in the fall of 2019, it is not expected to impact Aquatica San Diego’s 2020 operating schedule.

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

Securities Class Action Lawsuits

On September 9, 2014, a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC), was filed in the U.S. District Court for the Southern District of California against the Company, the Chairman of the Company’s Board, certain of its executive officers and Blackstone.  On February 17, 2015, Court-appointed Lead Plaintiffs, Pensionskassen For Børne- Og Ungdomspædagoger and Arkansas Public Employees Retirement System, together with additional plaintiffs, Oklahoma City Employee Retirement System and Pembroke Pines Firefighters and Police Officers Pension Fund (collectively, “Plaintiffs”), filed an amended complaint against the Company, the Chairman of the Company’s Board, certain of its directors, certain of its executive officers, Blackstone, and underwriters of the initial public offering and secondary public offerings.  The amended complaint alleges, among other things, that the prospectus and registration statements filed contained materially false and misleading information in violation of the federal securities laws and seeks unspecified compensatory damages and other relief.  Plaintiffs contend that defendants knew or were reckless in not knowing that the film Blackfish was impacting SeaWorld’s business at the time of each public statement. On May 31, 2016, Plaintiffs filed a second amended consolidated class action complaint, which, among other things, no longer names the Company’s Board or underwriters as defendants.

On February 11, 2020, the Company announced that it had entered into a settlement agreement relating to this case. The proposed settlement, which is subject to certain conditions, including court approval, requires the Company to pay $65.0 million for claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the costs of administration and legal fees and expenses. The proposed settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant. There can be no assurance that the proposed settlement agreement will be approved by the court. During the year ended December 31, 2019, the Company recorded $32.1 million of legal settlement charges, net of insurance recoveries, related to this case, which is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, Case No. 3:18-cv-01276-L-BLM, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers (collectively, the “Defendants”).  The plaintiffs, which are investment funds managed by a common adviser (collectively, the “Plaintiffs”) allege, among other things, that the Defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business.  The complaint further alleges that such statements were made to induce Plaintiffs to purchase common stock of the Company at artificially-inflated prices and that Plaintiffs suffered investment losses as a result.  The Plaintiffs are seeking unspecified compensatory damages and other relief.  On October 19, 2018, Defendants moved for partial dismissal of the complaint.  On February 7, 2019, the Court granted Defendants’ motion and dismissed Plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements.  On May 1, 2019, Defendants filed their answer to Plaintiffs’ complaint.  On July 1, 2019, the parties filed a joint motion for a stay of all proceedings in the case pending the resolution of the motion for summary judgment filed by Defendants in the related securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al. described above.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

On February 11, 2020, the Company announced that it had entered into a binding agreement for the settlement of this case. Pursuant to the agreement, the Company received $12.5 million of insurance proceeds from its insurers which can be used for general corporate purposes and will adopt certain corporate governance modifications. The final settlement of the matter remains subject to a formal agreement and court approval. There can be no assurance that the final settlement agreement will be executed or that such agreement will be approved by the court. In the first quarter of 2020, the Company expects to record a legal settlement gain of $12.5 million related to insurance proceeds received.

Consumer Lawsuit

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc. Civil Case No. 15-cv-02172-JSW, (the “Anderson Matter”).  The putative class consisted of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  The complaint (as amended) alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  Plaintiffs’ claims are based on their allegations that the Company misrepresented the physical living conditions and care and treatment of its killer whales, resulting in confusion or misunderstanding among ticket and orca plush purchasers with intent to deceive and mislead the plaintiffs and purported class members.  The complaint seeks restitution, equitable relief, attorneys’ fees and costs.  Based on plaintiffs’ definition of the class, the amount in controversy could have exceeded $5.0 million assuming the class became certified.  The liability exposure is speculative though.  On May 14, 2015, the Company removed the case to the United States District Court for the Northern District of California.

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

EZPay Plan Class Action Lawsuit

On December 3, 2014, a purported class action lawsuit was filed in the United States District Court for the Middle District of Florida, Tampa Division against SeaWorld Parks & Entertainment, Inc. The case, captioned Jason Herman, Joey Kratt, and Christina Lancaster, as individuals and on behalf of all others similarly situated, v. SeaWorld Parks & Entertainment, Inc. Case no: 8:14-cv-03028-MSS-JSS was certified as a class action in 2018. The Court certified a class action on two claims for relief -- breach of contract and violation of federal Electronic Funds Transfer Act, 15 U.S.C. section 1693 et seq. on behalf of three individual plaintiffs and two classes: (i) individuals in the states of Florida, Texas, Virginia and California who paid for an annual pass through EZ pay in “less than twelve months,” had their passes automatically renewed and did not use the renewed passes after the first year or were not issued a full refund of payments made after the twelfth payment; and (ii) all of these same individuals who used debit cards.

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

16. FAIR VALUE MEASUREMENTS

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. See Note 12–Derivative Instruments and Hedging Activities.  Of the Company’s long-term obligations, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of December 31, 2019 and 2018. The fair value of the term loans as of December 31, 2019 and 2018 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. See Note 11–Long-Term Debt.

The Company did not have any assets measured on a recurring basis at fair value at December 31, 2019. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2019:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2019
Liabilities:	(In thousands)
Derivative financial instruments (a)	$—	$2,156	$—	$2,156
Long-term obligations (b)	$—	$1,557,883	$—	$1,557,883

(a)	Reflected at fair value in the consolidated balance sheet as other liabilities of $2.2 million as of December 31, 2019.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $65.5 million and long-term debt of $1.483 billion as of December 31, 2019.

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

17.  RELATED-PARTY TRANSACTIONS

ZHG Transaction

On May 8, 2017 an affiliate of Zhonghong Zhuoye Group Co., Ltd., Sun Wise (UK) Co., LTD (“Sun Wise”) acquired approximately 21% of the then outstanding shares of common stock of the Company (the “ZHG Transaction”) from certain affiliates of Blackstone (“Sellers”). Subsequent to the ZHG Transaction, Blackstone did not own any remaining shares of the Company. In connection with the ZHG Transaction, Sellers reimbursed the Company for approximately $4.0 million of related costs and expenses incurred by the Company during the year ended December 31, 2017.

As a result of the ZHG Transaction, Sun Wise held beneficial ownership of 19,452,063 shares (the “Pledged Shares”) of the Company’s common stock.  Sun Wise had pledged such shares in connection with certain loan obligations of Sun Wise.  Sun Wise subsequently defaulted on such loan obligations and, as a result, PA Eminent Opportunity VI Limited (a controlled affiliate of PAG (f/k/a Pacific Alliance Group)) and China Huarong International Holdings Limited (together, the “Lenders”) foreclosed on the Pledged Shares and, accordingly, the Pledged Shares were transferred to a security agent for the Lenders (the “Security Agent”) on May 3, 2019.

On May 27, 2019, the Security Agent entered into a share repurchase agreement with the Company pursuant to which the Security Agent agreed to sell and the Company agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent at a price per share equal to $26.71 (the “SEAS Repurchase”) for a total cost of approximately $150.0 million. The SEAS Repurchase closed on May 30, 2019.

On May 27, 2019, the Security Agent also entered into a stock purchase agreement with Hill Path Capital LP (“Hill Path”) and certain of its affiliates pursuant to which the Security Agent agreed to sell and certain affiliates of Hill Path agreed to purchase, in the aggregate, 13,214,000 of the Pledged Shares held by the Security Agent at a price per share equal to $26.71 (the “HP Purchase”). The purchase closed on May 30, 2019, at which time, Hill Path’s ownership percentage increased to 34.6%.  See Note 20–Stockholder’s Equity for further details.

ZHG Agreements

As discussed in Note 4–Revenues, in March 2017, the Company entered into the ZHG Agreements.  In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed. As of December 31, 2018, a receivable related to the ZHG Agreements of approximately $1.5 million was included in accounts receivable in the accompanying consolidated balance sheets. See Note 4–Revenues for further details including amounts recorded as revenue related to the ZHG Agreements.

Hill Path Capital LP Agreements

On November 5, 2017, the Company and Hill Path entered into a Cooperation Agreement (the “Cooperation Agreement”) and certain related agreements. Under the terms of the Cooperation Agreement, the Company paid Hill Path $0.5 million during the fourth quarter of 2017 to reimburse for fees and expenses incurred in connection with the negotiation and execution of the Cooperation Agreement.  Pursuant to the Cooperation Agreement, on November 5, 2017, the Company’s Board appointed a designee from Hill Path to the Board and the Revenue Committee of the Board, immediately following the execution of the Cooperation Agreement.

On May 27, 2019, in connection with the HP Purchase, the Company concurrently entered into a stockholders agreement, a registration rights and the Amended and Restated Undertaking Agreement with Hill Path (collectively, the “HP Agreements”).  Under the HP Agreements, the Company agreed to appoint up to three Hill Path director designees to its Board and Hill Path agreed to certain customary standstill obligations, restrictions regarding the manner of sale of shares, and equal treatment for any change in control transaction. In addition, Hill Path agreed that shares held in excess of 24.9% generally would be voted consistent with the Board’s recommendations or consistent with the shares voted by the Company’s other stockholders.  The Company also agreed to reimburse Hill Path for up to $250,000 of their expenses in connection with the HP Agreements.  During the year ended December 31, 2019, the Company reimbursed Hill Path for $250,000 in expenses incurred.

18. RETIREMENT PLAN

The Company sponsors a defined contribution plan, under Section 401(k) of the Internal Revenue Code. During 2019, 2018 and 2017, the plan was a qualified automatic contributions arrangement, which automatically enrolled employees, once eligible, unless they opted out. The Company made matching cash contributions subject to certain restrictions, structured as a 100% match on the first 1% contributed by the employee and a 50% match on the next 5% contributed by the employee. Effective January 1, 2020, the plan removed the automatic contributions arrangement and amended the matching cash contributions structure going forward to be a 50% match on the first 4% of eligible pay contributed by the employee. Employer matching contributions for the years ended December 31, 2019, 2018 and 2017, totaled $7.5 million, $7.6 million and $7.9 million, respectively, and is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of comprehensive income (loss).

19. EQUITY-BASED COMPENSATION

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(In thousands)
Equity compensation expense included in operating expenses	$4,076	$7,387	$7,049
Equity compensation expense included in selling, general and administrative expenses	7,030	14,765	16,154
Total equity compensation expense	$11,106	$22,152	$23,203

Equity compensation expense for the year ended December 31, 2018, includes approximately $5.5 million related to equity awards which were accelerated to vest in connection with the departure of certain executives as required by their respective employment agreements (see Note 21–Severance and Other Separation Costs for further details). Equity compensation expense for the year ended December 31, 2017 includes approximately $8.4 million related to certain of the Company’s performance-vesting restricted shares (see the 2.75x Performance Restricted shares section which follows for further details).  Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of December 31, 2019 was approximately $22.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of shares which vested during the years ended December 31, 2019, 2018 and 2017 was approximately $9.7 million, $12.1 million and $13.8 million, respectively. The weighted average grant date fair value per share of time-vesting and performance-vesting restricted awards granted during the years ended December 31, 2019, 2018 and 2017 were $26.55, $15.40 and $17.71 per share, respectively.

The activity related to the Company’s time-vesting and performance-vesting restricted awards during the year ended December 31, 2019 was as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award
Outstanding at December 31, 2018	901,704	$17.34	560,710	$15.06	1,155,486	$15.82
Granted	270,540	$27.16	395,351	$26.04	1,583,791	$26.57
Vested	(221,571)	$17.22	(331,811)	$15.06	(55,469)	$15.61
Forfeited	(224,762)	$17.17	(290,577)	$17.33	(827,980)	$21.78
Outstanding at December 31, 2019	725,911	$21.08	333,673	$26.10	1,855,828	$22.34

The total intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was approximately $2.4 million and $1.7 million, respectively and immaterial during the year ended December 31, 2017.  The activity related to the Company’s stock option awards during the year ended December 31, 2019 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	764,577	$18.05
Granted	606,343	$26.83
Forfeited	(237,209)	$23.69
Expired	(8,593)	$18.52
Exercised	(211,096)	$17.98
Outstanding at December 31, 2019	914,022	$22.43	7.49	$8,491
Exercisable at December 31, 2019	399,701	$18.30	5.72	$5,359

The weighted average grant date fair value of stock options granted during the year ended December 31, 2019 was $9.41. Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the year ended December 31, 2019 were:

Risk-free interest rate	2.27%
Expected volatility (a)	31.44%
Expected dividend yield	0.00%
Expected life (years) (b)	6.00
(a)

Prior to April 2019, due to the Company’s limited history as a public company, the volatility for the Company’s stock was estimated using the average volatility calculated for a peer group, which was based upon daily price observations over the estimated term of options granted.

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

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Company’s Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 8,480,000 are available for future issuance as of December 31, 2019.

Bonus Performance Restricted Awards

During the year ended December 31, 2019, the Company granted performance-vesting restricted units (the “Bonus Performance Restricted Awards”) in accordance with its annual bonus plan for 2019 (the “2019 Bonus Plan”).  The 2019 Bonus Plan provides for bonus awards payable 50% in cash and 50% in Bonus Performance Restricted Awards and is based upon the Company’s achievement of specified performance goals, as defined by the 2019 Bonus Plan, with respect to the year ended December 31, 2019 (the “Fiscal 2019”).  The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2019 which ranges from 0% (if below threshold performance) and up to 200% (at or above maximum performance).

Separately, on October 3, 2019, in connection with its regular review of compensation matters, the Compensation Committee of the Board, approved certain equity awards designed to recognize employees for their contribution and continued expected contribution to the Company and its goals (the “October 2019 Grant”). A portion of these awards were in the form of performance-vesting restricted units which are eligible to vest based on achievement of specific performance goals with respect to Fiscal 2019.

In accordance with ASC 718, Compensation-Stock Compensation, equity compensation expense is recorded on shares probable of vesting. Based on the Company’s actual Fiscal 2019 results with respect to specific performance goals, a portion of the outstanding performance-vesting restricted awards related to the Fiscal 2019 performance goals were considered probable of vesting as of December 31, 2019; therefore, equity compensation expense has been recorded related to these awards. These awards are expected to vest in accordance with their terms, at which time any unearned units will forfeit.

 The Company also had an annual bonus plan for the year ended December 31, 2018 (the “Fiscal 2018”), under which certain employees were eligible to vest in performance-vesting restricted units based upon the Company’s achievement of specified performance goals with respect to Fiscal 2018. Based on the Company’s actual Fiscal 2018 results, a portion of these units vested in the year ended December 31, 2019 and the remainder forfeited in accordance with their terms.

2019 Long-Term Incentive Awards

During the year ended December 31, 2019, the Company granted long-term incentive plan awards for 2019 (the “2019 Long-Term Incentive Grant”) which were comprised of nonqualified stock options (the “Long-Term Incentive Options”) and performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”). Long-Term Incentive Awards for 2019, 2020 and 2021 combined were granted to certain employees during the year ended December 31, 2019.

Long-Term Incentive Options

The Long-Term Incentive Options generally vest over three years, with one-third vesting on each anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these options is recognized for each tranche over the three year vesting period using the straight line method. Upon stock option exercises, authorized but unissued shares are issued by the Company.

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units originally granted in 2019 (the “2019 LTIP Performance Awards”) contained a three-year performance period consisting of the 2019-2021 calendar years (or, extended through the end of the 2022 calendar year, as applicable) and were eligible to vest based upon the Company’s achievement of specific performance goals for the performance period, as defined by the 2019 Long-Term Incentive Grant. The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above performance). Upon achievement of the performance goals, only 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year performance test period. The goal achieved must be met again or exceeded the next fiscal year before the remaining units are earned.

In November 2019, certain performance-vesting restricted stock units were granted to the Company’s new Chief Executive Officer (the “CEO Performance Awards”).  The CEO Performance Awards have a three-year performance period consisting of the 2020-2022 calendar years (or, extended through the end of the 2023 calendar year, as applicable) which are eligible to vest based upon the Company’s achievement of specific performance goals for the performance period, as defined by the CEO Performance Awards.  The performance period and the performance goals for the CEO Performance Awards differed from those of the 2019 LTIP Performance Awards, as such, on February 25, 2020, the Board approved a modification (the “Modification”) to the 2019 LTIP Performance Awards in order to better align its terms with those of the CEO Performance Awards.  The Compensation Committee of the Board determined that it was preferable to align the 2019 LTIP Performance Awards with the CEO Performance Awards to put everyone on the same performance cycle with the same performance goals. Pursuant to the Modification, the threshold and target performance goals were revised to align with the CEO Performance Awards threshold and target performance goals and the performance period was extended through calendar year 2022 (or, the end of the 2023 calendar year, as applicable) consistent with the CEO Performance Awards.

Equity compensation expense has not yet been recorded related to these awards. The Company will use the respective modification date fair value to record equity compensation expense related to the Modification awards when and if they become probable of vesting in a future period, in accordance with the guidance in ASC 718, Compensation-Stock Compensation.

Other Long-Term Incentive Awards

During the year ended December 31, 2019, the Company also granted time-vesting restricted units which vest over three years to certain employees, with one-third vesting on each anniversary of the date of grant, subject to continued employment through the applicable vesting date. Separately, as part of the October 2019 Grant, time-vesting restricted units were also granted which will vest 50% on each of the first two anniversaries of the grant date, subject to the recipient’s continued employment on each such vesting date. Equity compensation expense related to these awards is recognized using the straight line method.

Previous Long-Term Incentive Awards

The Company also has outstanding time-vesting restricted awards (the “Long-Term Incentive Time Restricted Awards”), performance-vesting restricted awards (the “Long-Term Incentive Performance Restricted Awards”) and Long-Term Incentive Options granted under previous long-term incentive plan grants.

During the year ended December 31, 2019, a portion of the previously granted Long-Term Incentive Performance Restricted Awards related to completed performance periods vested, with the remainder forfeiting in accordance with their terms.  The remaining outstanding Long-Term Incentive Performance Restricted Awards related to future performance periods are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.  Based on the Company’s actual results for 2019, a portion of the previously granted Long-Term Incentive Performance Restricted Awards related to the performance period which ended on December 31, 2019 are expected to vest in the first quarter of 2020, with the remainder forfeiting in accordance with their terms.

2.75x Performance Restricted Shares

The Company had awarded under its previous incentive plans certain performance-vesting restricted shares (the “2.75x Performance Restricted shares”).  During the first quarter of 2017, the Company modified certain 2.75x Performance Restricted shares to vest 60% upon the closing of the ZHG Transaction on May 8, 2017 (see Note 17–Related-Party Transactions).  The remaining outstanding unvested 2.75x Performance Restricted shares forfeited in the second quarter of 2018.

As the modification discussed above was based on a liquidity event, for accounting purposes, the 2.75x Performance Restricted shares were not considered probable of vesting until such time the ZHG Transaction was consummated.  In accordance with the guidance in ASC 718, Compensation-Stock Compensation, as the 2.75x Performance Restricted shares were not considered probable of vesting before or after the date of modification, the Company used the respective modification date fair value to record equity compensation expense related to the modified shares when the liquidity event occurred. As a result, during the year ended December 31, 2017, the Company recognized non-cash equity compensation expense related to all of the 2.75x Performance Restricted shares of approximately $8.4 million and paid cash accumulated dividends related to previous dividend declarations of approximately $1.3 million.

Other

During the year ended December 31, 2019, the Company granted equity awards to its non-employee members of its Board which will vest on the day before the Company’s next annual meeting. Each eligible Board member elected the form of their equity award as either deferred stock units (“DSUs”) or restricted stock units (“RSUs”). Each DSU granted in 2019 represents the right to receive one share of the Company’s common stock three months after the respective director leaves the Board.  Upon vesting, each RSU will be converted into one share of the Company’s common stock.

20.  STOCKHOLDERS’ EQUITY

As of December 31, 2019, 94,044,203 shares of common stock were issued in the accompanying consolidated balance sheet, which includes 15,790,463 shares of treasury stock held by the Company (see Share Repurchase Program discussion below), but excludes 474,460 unvested shares of common stock and 2,440,952 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 19–Equity-Based Compensation).

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

During the year ended December 31, 2019, the Company completed a share repurchase of 5,615,874 shares (see discussion relating to the SEAS Repurchase in Note 17–Related Party Transactions for further details). On August 2, 2019, the Company’s Board approved a replenishment to the Share Repurchase Program of $150.0 million, bringing the total amount authorized for future share repurchases back up to $250.0 million. As of December 31, 2019, $250.0 million remained available for future share repurchases.

The number of shares to be purchased and the timing of purchases will be based on the Company’s trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.  During the year ended December 31, 2018, the Company repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million.  No shares were repurchased by the Company during the year ended December 31, 2017.

All shares repurchased pursuant to the Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $402.9 million and $252.9 million as of December 31, 2019 and 2018, respectively, and are reflected as a reduction to stockholders’ equity in the accompanying consolidated statements of changes in stockholders’ equity.

Dividends

In 2016, the Board suspended the Company’s then existing quarterly dividend policy to allow greater flexibility to deploy capital to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, investments in new attractions, debt repayments or share repurchases. For the year ended December 31, 2017, approximately $1.5 million of accumulated dividends were paid related to shares which vested during the respective year and is reflected in other financing activities in the accompanying consolidated statements of cash flows. These shares, which were granted prior to the dividend suspension, carried dividend rights and therefore the dividends accumulated and were paid when the shares vested in accordance with the underlying equity compensation grants. Accumulated dividends paid for the years ended December 31, 2019 and 2018 were not material.

21. SEVERANCE AND OTHER SEPARATION COSTS

The Company is committed to continuous improvement and regularly evaluates operations to ensure it is properly organized for performance and efficiency.  As a result, during the year ended December 31, 2019, the Company recorded approximately $4.2 million in pre-tax charges primarily consisting of severance and other termination benefits, which is included in severance and other separation costs in the accompanying consolidated statements of comprehensive income (loss). As of December 31, 2019, a liability of $0.4 million, which primarily relates to severance and other separation costs to be paid as contractually obligated by December 31, 2020, is included in accrued salaries, wages and benefits in the accompanying consolidated balance sheets.

In August 2018, the Company announced a restructuring program (the “2018 Restructuring Program”) focused on reducing costs, improving operating margins and streamlining its management structure to create efficiencies and better align with its strategic business objectives.  The 2018 Restructuring Program involved the elimination of approximately 125 positions during the third quarter of 2018 across the Company’s theme parks and its corporate headquarters. As a result, during the year ended December 31, 2018, the Company recorded approximately $5.5 million in pre-tax restructuring charges primarily related to severance and other termination benefits, which is included in severance and other separation costs in the accompanying consolidated statements of comprehensive income (loss). The Company will not incur any additional costs associated with the 2018 Restructuring Program as all continuing service obligations were completed as of December 31, 2018.

In October 2017, the Company executed a restructuring program in an effort to reduce costs, increase efficiencies, reduce duplication of functions and improve the Company’s operations (the “2017 Restructuring Program”). The 2017 Restructuring Program involved the elimination of approximately 350 positions by the end of the fourth quarter of 2017 across certain of the Company’s theme parks and corporate headquarters.  As a result, during the year ended December 31, 2017, the Company recorded approximately $5.2 million in pre-tax restructuring charges primarily related to severance and other termination benefits, which is included in severance and other separation costs in the accompanying consolidated statements of comprehensive income (loss).  The Company will not incur any additional costs associated with the 2017 Restructuring Program as all continuing service obligations were completed as of December 31, 2017.

The 2018 and 2017 Restructuring Program activity for the years ended December 31, 2019 and 2018 was as follows:

	2017 Restructuring Program	2018 Restructuring Program
	(In thousands)
Liability as of December 31, 2017	$1,234	$—
Costs incurred	—	5,548
Payments made	(1,234)	(5,011)
Liability as of December 31, 2018	$—	$537
Costs incurred	—	—
Payments made	—	(537)
Liability as of December 31, 2019	$—	$—

Other Separation Costs

Severance and other separation costs for the year ended December 31, 2018 also includes severance and other employment expenses for other positions not part of a larger restructuring program and includes certain executives who stepped down from their respective positions during 2018.  In particular, on February 27, 2018, the Company announced that its President and Chief Executive Officer (the “Former CEO”) had stepped down from his position and resigned as a member of the Board. In connection with his departure, the Former CEO received a lump sum cash payment of approximately $6.7 million in severance-related benefits, in accordance with his employment agreement.  Certain other executives who separated from the Company during the first half of 2018 also received severance-related benefits of approximately $3.8 million in accordance with the terms of their respective employment agreements or relevant company plan, as applicable.  These severance expenses are included in severance and other separation costs in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2018.

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

22. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summary quarterly financial data for the years ended December 31, 2019 and 2018 was as follows:

	2019
	First	Second	Third	Fourth
	Quarter (a)	Quarter (b)	Quarter	Quarter (c)
	(Unaudited, in thousands, except per share amounts)
Total revenues	$220,575	$405,992	$473,666	$298,011
Operating (loss) income	$(31,303)	$96,264	$153,528	$(5,289)
Net (loss) income	$(37,020)	$52,651	$98,028	$(24,183)
(Loss) earnings per share:
(Loss) earnings per share, basic	$(0.44)	$0.65	$1.25	$(0.31)
(Loss) earnings per share, diluted	$(0.44)	$0.64	$1.24	$(0.31)

	2018
	First	Second	Third	Fourth
	Quarter (d)	Quarter (e)	Quarter (f)	Quarter (g)
	(Unaudited, in thousands, except per share amounts)
Total revenues	$217,166	$391,921	$483,175	$280,028
Operating (loss) income	$(66,147)	$55,210	$151,730	$10,874
Net (loss) income	$(62,844)	$22,697	$95,988	$(11,053)
(Loss) earnings per share:
(Loss) earnings per share, basic	$(0.73)	$0.26	$1.11	$(0.13)
(Loss) earnings per share, diluted	$(0.73)	$0.26	$1.10	$(0.13)
(a)	During the first quarter of 2019, the Company recorded $2.6 million of pre-tax expenses associated with separation-related costs. See Note 21–Severance and Other Separation Costs for further details.
(b)

During the second quarter of 2019, the Company recorded $4.3 million of pre-tax expenses associated with a previously disclosed transfer of shares and HP Agreements. See Note 17–Related-Party Transactions for further details.

(c)

During the fourth quarter of 2019, the Company recorded $32.1 million of pre-tax expenses associated with a legal settlement accrual, net of insurance recoveries.  See Note 15–Commitments and Contingencies for further details.

(d)

During the first quarter of 2018, the Company recorded $21.5 million of pre-tax expenses associated with separation-related costs and a legal settlement accrual.  See Note 15–Commitments and Contingencies and Note 21–Severance and Other Separation Costs for further details.

(e)

During the second quarter of 2018, the Company recorded $8.7 million of pre-tax expenses associated with separation-related costs and a legal settlement accrual.  See Note 15–Commitments and Contingencies and Note 21–Severance and Other Separation Costs for further details. The Company also recorded approximately $4.5 million in fixed asset disposals associated with certain rides and equipment which were removed from service during the quarter. See Note 8–Property and Equipment, Net for further details.

(f)

During the third quarter of 2018, the Company recorded $3.9 million in severance and other separation costs primarily related to severance costs and other termination benefits. See Note 21–Severance and Other Separation Costs for further details. The Company also recorded approximately $3.8 million in fixed asset disposals associated with certain rides and equipment which were removed from service during the quarter. See Note 8–Property and Equipment, Net for further details.

(g)

During the fourth quarter of 2018, the Company recorded a loss on early extinguishment of debt and write-off of discounts and debt issuance costs of $8.2 million related the Amended Credit Agreement. See Note 11–Long-Term Debt for further details. The Company also recorded approximately $2.5 million in fixed asset disposals associated with certain rides and equipment which were removed from service during the quarter. See Note 8–Property and Equipment, Net for further details.

Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks are only open for a portion of the year.

Schedule I-Registrant’s Condensed Financial Statements

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2019	2018
Assets
Current Assets:
Cash	$169	$136
Total current assets	169	136
Investment in wholly-owned subsidiary	210,892	265,194
Total assets	$211,061	$265,330
Liabilities and Stockholders’ Equity
Current Liabilities:
Dividends payable	$17	$84
Other accrued liabilities	152	52
Total current liabilities	169	136
Total liabilities	169	136
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 94,044,203 and 93,400,929 shares issued at December 31, 2019 and 2018, respectively	940	934
Additional paid-in capital	673,893	663,834
Accumulated other comprehensive (loss) income	(1,559)	2,284
Accumulated deficit	(59,479)	(148,955)
Treasury stock, at cost (15,790,463 and 10,174,589 shares at December 31, 2019 and 2018, respectively)	(402,903)	(252,903)
Total stockholders’ equity	210,892	265,194
Total Liabilities and Stockholders’ Equity	$211,061	$265,330

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
Equity in net income (loss) of subsidiary	$89,476	$44,788	$(202,386)
Net income (loss)	$89,476	$44,788	$(202,386)
Equity in other comprehensive (loss) income of subsidiary	(3,843)	8,454	8,618
Comprehensive income (loss)	$85,633	$53,242	$(193,768)

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$89,476	$44,788	$(202,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiary	(89,476)	(44,788)	202,386
Dividends forfeited from subsidiary-return on capital, net of forfeitures	—	—	(31)
Net cash used in operating activities	—	—	(31)
Cash Flows From Investing Activities:
Dividends (forfeited) received from subsidiary- return of capital, net of forfeitures	(5)	(61)	1,137
Capital contributed to subsidiary from exercises of stock options	(3,696)	(4,230)	—
Net cash (used in) provided by investing activities	(3,701)	(4,291)	1,137
Cash Flows From Financing Activities:
Exercise of stock options	3,795	4,282	—
Dividends paid to common stockholders	(61)	(325)	(1,544)
Net cash provided by (used in) financing activities	3,734	3,957	(1,544)
Change in Cash and Cash Equivalents	33	(334)	(438)
Cash and Cash Equivalents - Beginning of year	136	470	908
Cash and Cash Equivalents - End of year	$169	$136	$470

Supplemental Disclosures of Noncash Financing Activities
Dividends from subsidiary- return of capital, for purchase of treasury stock	$150,000	98,032	$—
Dividends declared, but unpaid	$17	$84	$470

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

1. DESCRIPTION OF SEAWORLD ENTERTAINMENT, INC.

SeaWorld Entertainment, Inc. (the “Parent”) was incorporated in Delaware on October 2, 2009. At that time, the Parent was owned by ten limited partnerships, ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.  Parent completed an initial public offering in April 2013.  See further discussion relating to subsequent ownership changes in Note 17–Related-Party Transactions in the accompanying consolidated financial statements.

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

On October 31, 2018, SEA entered into a refinancing amendment, Amendment No. 9 (the “Amended Credit Agreement”), to its Existing Credit Agreement.  In connection with the Amended Credit Agreement, SEA borrowed additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-2 loans.  Additionally, pursuant to the Amended Credit Agreement, SEA terminated the existing revolving credit commitments and replaced them with a new tranche of revolving credit commitments (the “Revolving Credit Facility”).

On March 31, 2017, SEA entered into a refinancing amendment, Amendment No. 8 (the “Amendment No. 8”), to its Existing Credit Agreement and borrowed additional term loans of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding Term B-3 loans and a portion of then outstanding principal of the Term B-2 loans.  See further discussion in Note 11–Long-Term Debt of the accompanying consolidated financial statements.

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

4. DIVIDENDS FROM SUBSIDIARY

In 2016, SEA’s Board of Directors (the “Board”) had a policy to pay, subject to legally available funds, regular quarterly cash dividends to the Parent (defined as a restricted payment in the Senior Secured Credit Facilities) and the Parent’s Board had a policy to pay regular quarterly cash dividends to its stockholders.  In September 2016, both SEA’s Board and the Parent’s Board suspended the quarterly dividend policy to allow greater flexibility to deploy capital, when possible, to opportunities that offer the greatest long term returns to shareholders, such as, but not limited to, investments in new attractions, debt repayments or share repurchases.

During the years ended December 31, 2019 and 2018, SEA paid dividends to the Parent of approximately $150.0 million and $98.0 million, respectively.  The dividends were in the form of payments that SEA made for share repurchases at the Parent level (see Note 5–Stockholders’ Equity which follows).

During the years ended December 31, 2019, 2018 and 2017, Parent paid accumulated dividends, net of forfeitures, related to shares that carried dividend rights which vested during the respective year. See further discussion in Note 20–Stockholders’ Equity of the accompanying consolidated financial statements.

5. STOCKHOLDERS’ EQUITY

Omnibus Incentive Plan

The Parent has reserved 15,000,000 shares of common stock for future issuance under the Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 8,480,000 are available for future issuance as of December 31, 2019.

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

During the years ended December 31, 2019 and 2018, respectively, Parent transferred approximately $3.7 million and $4.2 million in proceeds received from the exercise of stock options to SEA as a capital contribution and increased its investment in SEA.

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

During the year ended December 31, 2019, the Parent repurchased a total of 5,615,874 shares of common stock at a total cost of $150.0 million. On August 2, 2019 the Parent’s Board approved a replenishment to the Share Repurchase Program of $150.0 million, bringing the total amount authorized for future share repurchases back up to $250.0 million as of December 31, 2019.

The number of shares to be purchased and the timing of purchases will be based on the Parent’s trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. During the year ended December 31, 2018, the Parent repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million.  There were no share repurchases during the year ended December 31, 2017.

All shares repurchased pursuant to the Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $402.9 million and $252.9 million as of the years ended December 31, 2019 and 2018, respectively, and are reflected as a reduction to stockholders’ equity in the accompanying condensed balance sheets. See further discussion in Note 20–Stockholders’ Equity of the accompanying consolidated financial statements.