Form 10-Q
period 2020-03-31
SeaWorld Entertainment, Inc.
filed 2020-05-08
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The registrant had outstanding 78,211,252 shares of Common Stock, par value $0.01 per share as of May 4, 2020.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

•	the effects of the global Coronavirus (“COVID-19”) pandemic on our business and the economy in general;
•	complex federal and state regulations governing the treatment of animals, which can change, and claims and lawsuits by activist groups before government regulators and in the courts;
•	activist and other third-party groups and/or media can pressure governmental agencies, vendors, partners, and/or regulators, bring action in the courts or create negative publicity about us;
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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$192,760	$39,946
Accounts receivable, net	43,358	49,728
Inventories	34,627	33,163
Prepaid expenses and other current assets	22,976	46,312
Total current assets	293,721	169,149
Property and equipment, at cost	3,258,218	3,209,521
Accumulated depreciation	(1,511,468)	(1,476,059)
Property and equipment, net	1,746,750	1,733,462
Goodwill, net	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	140,101	141,438
Other intangible assets, net	526	526
Deferred tax assets, net	18,853	19,013
Other assets, net	15,165	13,652
Total assets	$2,438,394	$2,300,518
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$153,971	$131,503
Current maturities of long-term debt, including revolving credit facility of $50,000 as of December 31, 2019	15,505	65,505
Operating lease obligations	3,925	3,896
Accrued salaries, wages and benefits	12,343	15,499
Deferred revenue	120,380	104,416
Other accrued liabilities	20,625	81,841
Total current liabilities	326,749	402,660
Long-term debt, net, including revolving credit facility of $312,500 as of March 31, 2020	1,790,891	1,482,619
Long-term operating lease obligations	123,077	124,339
Deferred tax liabilities, net	22,061	42,773
Other liabilities	39,502	37,235
Total liabilities	2,302,280	2,089,626
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 94,345,017 and 94,044,203 shares issued at March 31, 2020 and December 31, 2019, respectively	943	940
Additional paid-in capital	667,333	673,893
Accumulated other comprehensive loss	(855)	(1,559)
Accumulated deficit	(115,998)	(59,479)
Treasury stock, at cost (16,260,248 and 15,790,463 shares at March 31, 2020 and December 31, 2019, respectively	(415,309)	(402,903)
Total stockholders’ equity	136,114	210,892
Total liabilities and stockholders’ equity	$2,438,394	$2,300,518

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2020	2019
Net revenues:
Admissions	$90,506	$128,913
Food, merchandise and other	63,055	91,662
Total revenues	153,561	220,575
Costs and expenses:
Cost of food, merchandise and other revenues	13,104	17,213
Operating expenses (exclusive of depreciation and amortization shown separately below)	132,999	149,885
Selling, general and administrative expenses	26,954	42,764
Severance and other separation costs	65	2,566
Depreciation and amortization	38,013	39,450
Total costs and expenses	211,135	251,878
Operating loss	(57,574)	(31,303)
Other (income) expense, net	(12)	27
Interest expense	19,153	20,797
Loss before income taxes	(76,715)	(52,127)
Benefit from income taxes	(20,196)	(15,107)
Net loss	$(56,519)	$(37,020)
Other comprehensive loss:
Unrealized income (loss) on derivatives, net of tax	704	(2,064)
Comprehensive loss	$(55,815)	$(39,084)
Loss per share:
Net loss per share, basic	$(0.72)	$(0.44)
Net loss per share, diluted	$(0.72)	$(0.44)
Weighted average common shares outstanding:
Basic	78,213	83,354
Diluted	78,213	83,354

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2019	94,044,203	$940	$673,893	$(59,479)	$(1,559)	$(402,903)	$210,892
Equity-based compensation	—	—	(3,601)	—	—	—	(3,601)
Unrealized gain on derivatives, net of tax expense of $254	—	—	—	—	704	—	704
Vesting of restricted shares	410,807	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(121,089)	(1)	(3,159)	—	—	—	(3,160)
Exercise of stock options	11,096	—	203	—	—	—	203
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 469,785 shares of treasury stock, at cost	—	—	—	—	—	(12,406)	(12,406)
Net loss	—	—	—	(56,519)	—	—	(56,519)
Balance at March 31, 2020	94,345,017	$943	$667,333	$(115,998)	$(855)	$(415,309)	$136,114

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2018	93,400,929	$934	$663,834	$(148,955)	$2,284	$(252,903)	$265,194
Equity-based compensation	—	—	3,198	—	—	—	3,198
Unrealized loss on derivatives, net of tax benefit of $744	—	—	—	—	(2,064)	—	(2,064)
Vesting of restricted shares	440,646	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(132,886)	(1)	(3,605)	—	—	—	(3,606)
Exercise of stock options	39,928	—	715	—	—	—	715
Adjustments to previous dividend declarations	—	—	3	—	—	—	3
Net loss	—	—	—	(37,020)	—	—	(37,020)
Balance at March 31, 2019	93,748,617	$937	$664,141	$(185,975)	$220	$(252,903)	$226,420

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(56,519)	$(37,020)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,013	39,450
Amortization of debt issuance costs and discounts	822	899
Deferred income tax benefit	(20,805)	(16,606)
Equity-based compensation	(3,601)	3,198
Other, including loss on sale or disposal of assets, net	(594)	45
Changes in assets and liabilities:
Accounts receivable	7,005	(2,329)
Inventories	(1,459)	(6,964)
Prepaid expenses and other current assets	(9,586)	(628)
Accounts payable and accrued expenses	13,720	1,715
Accrued salaries, wages and benefits	(3,156)	(1,737)
Deferred revenue	25,875	51,697
Other accrued liabilities	(28,349)	5,498
Right of use assets and operating lease obligations	133	128
Other assets and liabilities	(2,266)	342
Net cash (used in) provided by operating activities	(40,767)	37,688
Cash Flows From Investing Activities:
Capital expenditures	(49,249)	(47,937)
Other investing activities	—	50
Net cash used in investing activities	(49,249)	(47,887)
Cash Flows From Financing Activities:
Repayments of long-term debt	(3,876)	(3,877)
Proceeds from draws on revolving credit facility	272,500	55,000
Repayments of revolving credit facility	(10,000)	(20,000)
Purchase of treasury stock	(12,406)	—
Payment of tax withholdings on equity-based compensation through shares withheld	(3,160)	(3,606)
Exercise of stock options	203	715
Debt issuance costs	(234)	—
Other financing activities	(208)	(226)
Net cash provided by financing activities	242,819	28,006
Change in Cash and Cash Equivalents, including Restricted Cash	152,803	17,807
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	40,925	35,007
Cash and Cash Equivalents, including Restricted Cash—End of period	$193,728	$52,814
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$41,208	$49,620
Right-of-use assets obtained in exchange for financing lease obligations	$208	$1,230

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

Impact of Global COVID-19 Pandemic

In response to the global COVID-19 pandemic, and in compliance with government restrictions, the Company has temporarily closed all of its theme parks, effective March 16, 2020. The Company continues to monitor guidance from federal, state and local authorities to determine when it can reopen its parks.

The COVID-19 pandemic and resulting park closures has had, and is likely to continue to have, a material impact on the Company’s results from operations.  Federal, state and local governments have taken unprecedented measures to prevent the spread of COVID-19 in the population, including severe restrictions on social gatherings. Since the global COVID-19 pandemic has begun, the Company has taken proactive measures for the safety of its guests, employees and animals, to appropriately manage costs and expenditures, and to provide liquidity in response to the temporary park closures related to COVID-19. Some of these measures included, but are not limited to, (i) increased its revolving credit commitments on March 10th and subsequently borrowed the remaining available amount; (ii) furloughed approximately 95% of its current employees; (iii) reduced executive officers’ base salary by 20% until the theme parks substantially resume normal operations; (iv) eliminated and/or deferred all non-essential operating expenses at both park and corporate; (v) eliminated substantially all advertising and marketing spend; (vi) substantially reduced or deferred all capital expenditures starting in March 2020 (other than minimal essential capital expenditures); (vii) working with its vendors and other business partners to manage, defer, and/or abate certain costs during the disruptions caused by the COVID-19 pandemic; (viii) extended expiration dates on certain pass and other products; (ix) implemented a formal daily review and approval for all payments and cash disbursements;  (x) entered into an amendment to its existing senior secured credit facilities to amend its financial covenants; and (xi) issued first-priority senior secured notes to obtain additional liquidity (see Note 6–Long-Term Debt for details).

Additionally, the Company has established a dedicated team tasked with developing and ultimately executing on a reopening plan.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC.  The unaudited condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2020 or any future period due to the seasonal nature of the Company’s operations.  Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks are only open for a portion of the year.  The results of operations for the three months ended March 31, 2020 were materially impacted by the global COVID-19 pandemic which ultimately led to temporary park closures effective on March 16, 2020.  The timing of these park closures fell during historically high volume spring break weeks for most of the Company’s parks.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including SEA. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets and liabilities, deferred revenue, equity compensation, the valuation of goodwill and other indefinite-lived intangible assets as well as reviews for potential impairment of assets, including other long-lived assets. Estimates are based on various factors including current and historical trends, as well as other pertinent industry data.  The Company regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.  Actual results could differ from those estimates. Based on the uncertainty relating the COVID-19 pandemic, including but not limited to the extent and duration of park closures, potential supply chain disruptions and impact on travel and attendance, the Company is not certain of the ultimate impact the COVID-19 pandemic could have on its estimates, business or results of operations for the year ending December 31, 2020.

Segment Reporting

The Company maintains discrete financial information for each of its twelve theme parks, which is used by the Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer, or equivalent role, as a basis for allocating resources. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics. In addition, all of the theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target similar consumer groups. Accordingly, based on these economic and operational similarities and the way the CODM monitors and makes decisions affecting the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

Restricted Cash

Restricted cash is recorded in other current assets in the accompanying unaudited condensed consolidated balance sheets. Restricted cash consists primarily of funds received from strategic partners for use in approved marketing and promotional activities.

	March 31,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$192,760	$39,946
Restricted cash, included in other current assets	968	979
Total cash, cash equivalents and restricted cash	$193,728	$40,925

Revenue Recognition

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park.  Annual passes, season passes, or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. As a result of the temporary park closures due to the global COVID-19 pandemic, the Company has adjusted its estimated redemption patterns to reflect the fact that there is no attendance during the park closures and accordingly the Company is not recognizing revenue from these admission products while the parks are closed. The Company estimates a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products.  The Company is evaluating the estimates and assumptions used in its future estimated redemption rates for products once the parks reopen.  Attendance trends factor in seasonality and are adjusted based on actual trends periodically. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.  Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented, including revenue related to the Company’s international agreements as discussed below.  The Company recognizes revenue for food, merchandise and other in-park products when the related products or services are received by the guests.  Certain admission products may also include bundled products at the time of purchase, such as culinary or merchandise items.  The Company conducts an analysis of bundled products to identify separate distinct performance obligations that are material in the context of the contract. For those products that are determined to be distinct performance obligations and material in the context of the contract, the Company allocates a portion of the transaction price to each distinct performance obligation using each performance obligation’s standalone price.  If the bundled product is related to a pass product and offered over time, revenue will be recognized over time accordingly.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date  and contract liability balances related to licensing and international agreements collected in advance of the Company’s performance and expected to be recognized in future periods. As a result of the temporary park closures, the Company has extended some product expiration dates and has estimated a long-term portion of deferred revenue related to these products of approximately $3.6 million, which is reflected in the chart which follows. The Company’s estimate of the long-term portion of deferred revenue related to such products factors in certain judgements and assumptions by park and product type, including, but not limited to, the potential reopening schedules and expected timing of attendance by mix of guests.

At March 31, 2020 and December 31, 2019, $10.0 million related to the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets relates to the Company’s international agreement, as discussed in the following section. The Company expects to recognize revenue related to its international agreement over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.

The following table reflects the Company’s deferred revenue balance as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In thousands)
Deferred revenue, including long-term portion	$133,932	$114,416
Less: Deferred revenue, long-term portion, included in other liabilities	13,552	10,000
Deferred revenue, short-term portion	$120,380	$104,416

International Agreements

The Company has received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $5.3 million and $5.0 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. The Middle East Project is subject to various conditions, including, but not limited to, the parties completing the design development and there is no assurance that the Middle East Project will be completed or advance to the next stages.

In March 2017, the Company entered into certain agreements with an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and grant certain exclusive rights (collectively, the “ZHG Agreements”). In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed. For the three months ended March 31, 2019, the Company recorded approximately $1.7 million which is included in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive loss related to the ZHG Agreements. See Note 9–Related-Party Transactions for additional disclosures.

Goodwill, Other Indefinite-Lived Intangible Assets and Other Long-Lived Assets

As of March 31, 2020, the Company determined that due to the temporary park closures effective March 16, 2020 resulting from the global COVID-19 pandemic, a triggering event had occurred that required an interim impairment review for goodwill and other indefinite-lived intangible assets. The Company performed a qualitative impairment analysis which included certain judgements and assumptions related to the impact of the park closures, potential reopening time frames and expected attendance levels upon reopening and determined that, based on the significant excess fair values over carrying values that previously existed, there was no impairment of goodwill and other indefinite-lived intangible assets as of March 31, 2020.  Additionally, using similar assumptions, the Company evaluated certain other long-lived assets, including its right of use assets for impairment and concluded that there was no impairment of other long-lived assets as of March 31, 2020.

If the Company’s assumptions, including those around the impact of the global COVID-19 pandemic and its projections of future cash flows and financial performance, as well as the economic outlook are not achieved, the Company may be required to record impairment charges in future periods, whether in connection with the Company’s next annual impairment testing, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when the Company regularly performs its annual impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Implemented Accounting Standards

On January 1, 2020, the Company adopted the following Accounting Standards Updates (“ASUs”) which had no material impact on its unaudited condensed consolidated financial statements or disclosures:

•

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probability threshold is met. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years.

During 2019, the Company adopted the following ASU:

•

ASU 2016-02, Leases (Topic 842): This ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right of use assets and corresponding lease liabilities on the balance sheet. The new guidance required the Company to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. The Company was also required to disclose qualitative and quantitative information about leasing arrangements to enable financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted the ASU using a modified retrospective method that did not require the prior period information to be restated.  The ASU also provided a number of optional provisions, known as practical expedients, which companies may elect to adopt to facilitate implementation.  The Company elected a package of practical expedients which, among other items, precluded the Company from needing to reassess 1) whether any expired or existing contracts are or contain leases, 2) the lease classification of any expired or existing leases, and 3) initial direct costs for any existing leases. The Company elected not to implement the practical expedient related to hindsight to determine lease terms.  Due to the implementation of selected practical expedients, there was no cumulative effect adjustment to beginning retained earnings as of January 1, 2019.

During 2019, the Company also adopted the following ASUs which had no material impact on its unaudited condensed consolidated financial statements or disclosures:

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

Recently Issued Accounting Standards

The Company is currently evaluating the impact of the following recently issued ASUs:

•

ASU 2020-04, Reference Rate Reform (Topic 848), provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (“LIBOR”), with optional expedients related to the application of GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. Companies can apply this ASU immediately, but application is through December 31, 2020. The Company is evaluating the impact of LIBOR on its existing contracts and debt, but does not expect that this ASU will have a material impact on its consolidated financial statements or related disclosures.

•

ASU 2019-12, Simplifying the Accounting for Income Taxes, simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for the Company beginning January 1, 2021. Early adoption requires adoption of all amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating ASU 2019-12 but does not expect that this ASU will have a material impact on its consolidated financial statements or related disclosures.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. LOSS PER SHARE

Loss per share is computed as follows:

	For the Three Months Ended March 31,
	2020			2019
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic loss per share	$(56,519)	78,213	$(0.72)	$(37,020)	83,354	$(0.44)
Effect of dilutive incentive-based awards		—			—
Diluted loss per share	$(56,519)	78,213	$(0.72)	$(37,020)	83,354	$(0.44)

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

Diluted loss per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 1,700,000 and 1,893,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three months ended March 31, 2020 and 2019, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods. Approximately 1,696,000 and 2,295,000 of the Company’s outstanding performance-vesting restricted awards as of March 31, 2020 and 2019, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted loss per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended March 31, 2020 and 2019 was 26.3% and 29.0%, respectively, and differs from the effective statutory federal income tax rate of 21.0% primarily due to state income taxes, a valuation allowance adjustment on state net operating loss carryforwards, and other permanent items. Due to the uncertainty of realizing the benefit from the deferred tax asset recorded for certain state net operating loss carryforwards, the Company has recorded a valuation allowance of approximately $6.7 million and $5.2 million, net of federal tax benefit, on the deferred tax assets related to those state net operating losses as of March 31, 2020 and December 31, 2019, respectively.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2020 and December 31, 2019, consisted of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Self-insurance reserve	$7,488	$7,488
Accrued property taxes	2,796	1,189
Accrued interest	1,387	573
Accrued legal settlements	—	65,000
Other	8,954	7,591
Total other accrued liabilities	$20,625	$81,841

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, accrued legal settlements above is related to a previously disclosed legal settlement which was paid, net of insurance proceeds, during the three months ended March 31, 2020. See further discussion in Note 10–Commitments and Contingencies.

6. LONG-TERM DEBT

Long-term debt, net, as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Term B-5 Loans (effective interest rate of 3.99% and 4.80% at March 31, 2020 and December 31, 2019, respectively)	$1,504,007	$1,507,883
Revolving Credit Facility (effective interest rate of 3.72% and 4.35% at March 31, 2020 and December 31, 2019, respectively)	312,500	50,000
Total long-term debt	1,816,507	1,557,883
Less discounts and debt issuance costs	(10,111)	(9,759)
Less current maturities	(15,505)	(65,505)
Total long-term debt, net	$1,790,891	$1,482,619

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Amended Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).

On March 10, 2020, SEA entered into an amendment, Amendment No. 10 (the “Amendment No. 10”) to its Amended Credit Agreement. Pursuant to Amendment No. 10, SEA increased the revolving credit commitments available under the Amended Credit Agreement from $210.0 million to an aggregate of $332.5 million.  On April 19, 2020, SEA entered into another amendment, Amendment No. 11, (the “Amendment No. 11”) to its Amended Credit Agreement to amend certain provisions therein.  See further discussion in the Restrictive Covenants section which follows.

Senior Secured Credit Facilities

As of March 31, 2020, the Senior Secured Credit Facilities consisted of $1.504 billion in Term B-5 Loans which will mature on March 31, 2024 and a $332.5 million revolving credit facility (the “Revolving Credit Facility”), which will mature on October 31, 2023. The outstanding balance on the Revolving Credit Facility as of March 31, 2020 was included in long-term debt and as of December 31, 2019 was included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheets due to the Company’s intent at that time to repay the borrowings.

The Term B-5 Loans amortize in equal quarterly installments in an aggregate annual amount equal to 1.015% of the original principal amount of the Term B-5 Loans outstanding on the effective date of October 31, 2018, with the balance payable on the final maturity date. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. SEA is also required to prepay the outstanding Term B-5 Loans, subject to certain exceptions, under certain circumstances, as defined in the Senior Secured Credit Facilities.

As of March 31, 2020, SEA had approximately $19.9 million of outstanding letters of credit and $312.5 million outstanding on its Revolving Credit Facility leaving no remaining amount available for borrowing under the Revolving Credit Facility.

Senior Secured Notes

On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 (the “Senior Notes”).  Net of expenses related to the offering of the Senior Notes and the Amendment No. 11 to the Credit Agreement, the Company expects to use the proceeds from the issuance of the Senior Notes for working capital and other general corporate purposes.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Senior Notes mature on May 1, 2025 and have interest payment dates of May 1 and November 1 with the first interest payment due on November 1, 2020.  On or after May 1, 2022, SEA may redeem the Senior Notes at its option, in whole at any time or in part from time to time, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if redeemed during the 12-month period commencing on May 1 of the years as follows: (i) in 2022 at 104.375%; (ii) in 2023 at 102.188%; and (iii) in 2024 and thereafter at 100%. Until July 29, 2020, SEA may redeem in the aggregate up to 40% of the original aggregate principal amount of the Senior Notes with amounts equal to the net cash proceeds of any loans received pursuant to a Regulatory Debt Facility at a redemption price (expressed as a percentage of principal amount thereof) of 104.375%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. SEA may also redeem in the aggregate (at a redemption price expressed as a percentage of principal amount thereof): (i) 100% of the Senior Notes after certain events constituting a change of control at a redemption price of 101%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date and (ii) up to 40% of the original aggregate principal amount of the Senior Notes with amounts equal to the net cash proceeds of certain equity offerings at a redemption price  of 108.375%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The Senior Notes are fully and unconditionally guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of the SEA, and subject to certain exceptions, each of SEA’s subsidiaries that guarantees the SEA’s existing senior secured credit facilities.

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

The Revolving Credit Facility requires that the Company comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility. Pursuant to Amendment No. 11, among other terms, SEA will be exempt from complying with its first lien secured leverage ratio covenant for each of the second, third and fourth quarters of 2020, after which SEA will be required to comply with such covenants starting at the first quarter of 2021. For purposes of calculating compliance with such covenant, unless a Triggering Event occurs (as defined in Amendment No. 11),  beginning with the first quarter of 2021, to the extent trailing Adjusted EBITDA (as defined in Amendment No. 11) for the second, third or fourth quarters of 2020 would have otherwise been included in the calculation of such covenant, in lieu of using actual Adjusted EBITDA for such periods, Adjusted EBITDA for such applicable periods will be deemed to be actual Adjusted EBITDA for the corresponding quarter of 2019.  In addition, SEA will be required to comply with a quarterly minimum liquidity test (defined as unrestricted cash and cash equivalents and available commitments under the Revolving Credit Facility) of not less than $75.0 million until the earlier of September 30, 2021 or the date on which the Company elects to use the actual Adjusted EBITDA for purposes of calculating its financial maintenance covenant. SEA will also be restricted from paying certain dividends or making other restricted payments through the third quarter of 2021 unless certain conditions are met.

As of March 31, 2020, the total net leverage ratio as calculated under the Senior Secured Credit Facilities was 3.89 to 1.00.

Long-term debt at March 31, 2020 is repayable as follows and does not include the impact of the Senior Notes which were issued subsequent to March 31, 2020, or the impact of any future voluntary prepayments. The outstanding balance under the Revolving Credit Facility is included below based on the Company’s current intent to repay the borrowings and is subject to change:

Years Ending December 31,	(In thousands)
Remainder of 2020	$11,629
2021	328,005
2022	15,505
2023	15,505
Thereafter	1,445,863
Total	$1,816,507

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Agreements

As of March 31, 2020, the Company has five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on the LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements became effective on September 30, 2016; have a total notional amount of $1.0 billion; mature on May 14, 2020; require the Company to pay a weighted-average fixed rate of 2.45% per annum; provide that the Company receives a variable rate of interest based upon the greater of 0.75% or the BBA LIBOR; and have interest settlement dates occurring on the last day of March, June, September and December through maturity.

SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 7–Derivative Instruments and Hedging Activities which follows.

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $18.3 million and $20.1 million in the three months ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020 and December 31, 2019, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

As of March 31, 2020, the Company has five Interest Rate Swap Agreements, which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt until the swaps mature on May 14, 2020.

The interest rate swap agreements are designated as cash flow hedges of interest rate risk.  The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through the expiration date of May 14, 2020, the Company estimates that an additional $1.2 million will be reclassified as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	Liability Derivatives		Liability Derivatives
	As of March 31, 2020		As of December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	(In thousands)
Interest rate swap agreements	Other liabilities	$1,198	Other liabilities	$2,156
Total derivatives designated as hedging instruments		$1,198		$2,156

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the pretax effect of the Company’s derivative financial instruments in the unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Derivatives in Cash Flow Hedging Relationships:	(In thousands)
Loss recognized in accumulated other comprehensive loss	$(344)	$(1,953)
Gain (loss) reclassified from accumulated other comprehensive loss to interest expense	$1,302	$(855)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 31, 2020, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.2 million. As of March 31, 2020, the Company has posted no collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $1.2 million.

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss for the three months ended March 31, 2020, net of tax:

Accumulated other comprehensive loss (In thousands):		(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2019		$(1,559)
Other comprehensive loss before reclassifications	(253)
Amounts reclassified from accumulated other comprehensive loss to interest expense	957
Unrealized gain on derivatives, net of tax		704
Accumulated other comprehensive loss at March 31, 2020		$(855)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it is not considered a significant input and the derivatives are classified as Level 2. Of the Company’s long-term obligations, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of March 31, 2020 and December 31, 2019. The fair value of the term loans as of March 31, 2020 and December 31, 2019 approximate their carrying value, excluding unamortized debt issuance costs and discounts, due in part to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset.

The Company did not have any assets measured on a recurring basis at fair value at March 31, 2020. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of March 31, 2020.

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Liabilities:	(In thousands)
Derivative financial instruments (a)	$—	$1,198	$—	$1,198
Long-term obligations (b)	$—	$1,816,507	$—	$1,816,507
(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $1.2 million as of March 31, 2020.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.5 million and long-term debt of $1.791 billion as of March 31, 2020.

The Company did not have any assets measured on a recurring basis at fair value at December 31, 2019. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2019:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2019
Liabilities:	(In thousands)
Derivative financial instruments (a)	$—	$2,156	$—	$2,156
Long-term obligations (b)	$—	$1,557,883	$—	$1,557,883
(a)	Reflected at fair value in the unaudited condensed consolidated balance sheet as other liabilities of $2.2 million as of December 31, 2019.
(b)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $65.5 million and long-term debt of $1.483 billion as of December 31, 2019.

9. RELATED-PARTY TRANSACTIONS

In March 2017, the Company entered into the ZHG Agreements with Zhonghong Holding, an affiliate of Zhonghong Zhuoye Group Co., Ltd., who at the time owned approximately 21% of the outstanding shares of the Company.  In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed. See Note 1–Description of Business and Basis of Presentation for further details including amounts recorded as revenue in the three months ended March 31, 2019 related to the ZHG Agreements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed, Sun Wise (UK), Co., Ltd, an affiliate to the ZHG Group (“Sun Wise”), previously held beneficial ownership of 19,452,063 shares (the “Pledged Shares”) of the Company’s common stock, which Sun Wise had pledged in connection with certain loan obligations of Sun Wise.  Sun Wise subsequently defaulted on such loan obligations and, as a result, certain of its lenders (together, the “Lenders”) foreclosed on the Pledged Shares.  The Pledged Shares were transferred to a security agent for the Lenders (the “Security Agent”), on May 3, 2019.

On May 27, 2019, the Security Agent entered into a share repurchase agreement with the Company pursuant to which the Security Agent agreed to sell and the Company agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent at a price per share equal to $26.71 (the “SEAS Repurchase”) for a total cost of approximately $150.0 million. The SEAS Repurchase closed on May 30, 2019.  Also on May 27, 2019, the Security Agent entered into a stock purchase agreement with Hill Path Capital LP (“Hill Path”) and certain of its affiliates pursuant to which the Security Agent agreed to sell and certain affiliates of Hill Path agreed to purchase, in the aggregate, 13,214,000 of the Pledged Shares held by the Security Agent at a price per share equal to $26.71 (the “HP Purchase”). The HP Purchase closed on May 30, 2019, at which time, Hill Path’s ownership percentage increased to 34.6%.

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

See Note 12–Stockholder’s Equity for further details.

10. COMMITMENTS AND CONTINGENCIES

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

On February 11, 2020, the Company announced that it had entered into a settlement agreement relating to this case. The proposed settlement, which is subject to certain conditions, including court approval, requires the Company to pay $65.0 million for claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the costs of administration and legal fees and expenses. The proposed settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant. There can be no assurance that the proposed settlement agreement will be approved by the court. The fairness hearing for court approval of the settlement is currently scheduled for July 22, 2020. During the year ended December 31, 2019, the Company recorded $32.1 million of legal settlement charges, net of insurance recoveries, related to this case, which was paid during the three months ended March 31, 2020.

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

On February 11, 2020, the Company announced that it had entered into a binding agreement for the settlement of this case. Pursuant to the agreement, the Company received $12.5 million of insurance proceeds from its insurers which can be used for general corporate purposes and will adopt certain corporate governance modifications. The final settlement of the matter remains subject to a formal agreement and court approval. There can be no assurance that the final settlement agreement will be executed or that such agreement will be approved by the court. During the three months ended March 31, 2020, the Company recorded a legal settlement gain of $12.5 million related to insurance proceeds received in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.

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

The Company filed a motion for summary judgment on October 30, 2017 which the Court granted in part and denied in part.  On May 23, 2018, the plaintiffs represented to the Court that they would not be filing a motion for class certification.  The case is no longer a class action.  It continues to be prosecuted by the plaintiffs for individual restitution in a nominal amount and injunctive relief.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Court bifurcated the trial of the case into two phases: the plaintiffs’ standing to sue and the merits of their claims.  Just before the first phase of the trial, plaintiff Anderson dismissed all claims against the Company.  The standing trial with regard to the remaining plaintiffs took place March 9, 2020 through March 11, 2020 and the parties are awaiting a ruling from the court.  The Court has vacated the dates for the trial on the merits which was previously scheduled for April 27, 2020.  If the Court rules that the remaining plaintiffs have no standing to sue, judgment will be entered in favor of the Company.  If the Court rules they have standing, the case will proceed with the second phase of the trial.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Other than those matters discussed above, from time to time, various parties also bring other lawsuits against the Company. Matters where an unfavorable outcome to the Company is probable and which can be reasonably estimated are accrued. Such accruals, which are not material for any period presented, are based on information known about the matters, the Company’s estimate of the outcomes of such matters, and the Company’s experience in contesting, litigating and settling similar matters. Matters that are considered reasonably possible to result in a material loss are not accrued for, but an estimate of the possible loss or range of loss is disclosed, if such amount or range can be determined. At this time, management does not expect any such known claims, legal proceedings or regulatory matters to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows

License Commitments

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) no later than mid-2021 and minimum annual capital and marketing thresholds.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of March 31, 2020, the Company estimates the combined remaining obligations for these commitments could be up to approximately $45.0 million over the remaining term of the agreement. In October 2019, the Company announced that it will convert Aquatica San Diego into its second Sesame Place Standalone Park in the spring of 2021. While construction began in the fall of 2019, it was temporarily paused due to the COVID-19 pandemic. The Company is currently evaluating when this park will open.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss as follows:

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Equity compensation included in operating expenses	$(1,751)	$1,357
Equity compensation included in selling, general and administrative expenses	(1,850)	1,841
Total equity compensation expense	$(3,601)	$3,198

The credit in equity compensation expense for the three months ended March 31, 2020 primarily relates to certain performance vesting restricted units which are no longer considered probable of vesting and also includes the reversal of expense related to outstanding unvested equity awards previously held by the Company’s former chief executive officer which were forfeited in connection with his departure.  See Long-term Incentive Performance Restricted Awards section which follows for further details.

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 8.75 million shares are available for future issuance as of March 31, 2020. The Company has outstanding time restricted awards, performance restricted awards and incentive stock options.

On April 12, 2020, in connection with a review of compensation matters, the Compensation Committee of the Board of Directors (the “Board”), approved  a grant of approximately 1.17 million restricted stock units designed to recognize certain employees for their contributions and continued expected contributions to the Company and its long term goals during the global COVID-19 pandemic. The restricted stock units will vest 50% on each of the first two anniversaries of the grant date, subject to the recipient’s continued employment on each such vesting date.

Bonus Performance Restricted Units

The Company had an annual bonus plan for the fiscal year ended December 31, 2019 (“Fiscal 2019”), under which certain employees were eligible to vest in performance vesting restricted units (the “Bonus Performance Restricted Units”) based upon the Company’s achievement of certain performance goals with respect to Fiscal 2019.  Separately, certain equity awards granted in October 2019 (the “Supplemental Grant”) were also eligible to vest based on achievement of specific performance goals with respect to Fiscal 2019.  Based on the Company’s actual Fiscal 2019 results, a portion of these Bonus Performance Restricted Units and the Supplemental Grant vested in the three months ended March 31, 2020 in accordance with their terms.  The Company has not yet approved an annual bonus plan for fiscal year ended December 31, 2020 (“Fiscal 2020”).

Long-term Incentive Performance Restricted Awards

During the three months ended March 31, 2020, a portion of previously granted long-term incentive performance restricted awards related to completed performance periods vested.  The remaining outstanding long-term incentive performance restricted awards related to future performance periods are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

On February 25, 2020, the Board approved a modification (the “Modification”) to certain long-term incentive plan awards granted in 2019 (the “2019 LTIP Performance Awards”) in order to better align its terms with certain awards granted by the Company to its then CEO in November 2019 (the “CEO Performance Awards”).  The Compensation Committee of the Board determined that it was preferable to align the 2019 LTIP Performance Awards with the CEO Performance Awards to put everyone on the same performance cycle with the same performance goals. Pursuant to the Modification, the threshold and target performance goals were revised to align with the CEO Performance Awards threshold and target performance goals and the performance period was extended through calendar year 2022 (or, the end of the 2023 calendar year, as applicable) consistent with the CEO Performance Awards. Equity compensation expense has not yet been recorded related to these awards. The Company will use the respective modification date fair value to record equity compensation expense related to the Modification awards when and if they become probable of vesting in a future period, in accordance with the guidance in ASC 718, Compensation-Stock Compensation.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, a portion of its performance-vesting restricted awards were no longer considered probable of vesting as of March 31, 2020; therefore, equity compensation expense was adjusted accordingly.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

12. STOCKHOLDERS’ EQUITY

As of March 31, 2020, 94,345,017 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which excludes 126,595 unvested shares of common stock and 2,105,564 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 16,260,248 shares of treasury stock held by the Company.

Share Repurchase Program

The Board had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2020, prior to the COVID-19 temporary park closures, the Company completed a share repurchase of 469,785 shares for an aggregate total of approximately $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of March 31, 2020. In connection with Amendment No. 11 to our Credit Agreement, the Company is restricted from paying any dividends or making restricted payments, including share repurchases, through the third quarter of 2021 unless certain conditions are met (see Note 6–Long-Term Debt).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.  Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Recent Developments

Impact of Global COVID-19 Pandemic

In response to the global COVID-19 pandemic, and in compliance with government restrictions, we have temporarily closed all of our theme parks, effective March 16, 2020. We continue to monitor guidance from federal, state and local authorities to determine when we are able to re-open our parks. Since the global COVID-19 pandemic has begun we have taken proactive measures for the safety of our guests, employees and animals, to appropriately manage costs and expenditures, and to provide liquidity in response to COVID-19. See further discussion concerning the proactive measures we have taken in Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Factoring in measures already taken in response to COVID-19, we estimate net cash outflows to be up to approximately $25 million per month, on average, while our parks remain closed, which reflects our current estimate of ongoing park and operating costs, average debt amortization and interest and capital expenditures. We are actively evaluating additional cost reduction and cash saving measures. For other factors concerning the global COVID-19 pandemic, see the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Leadership Changes

Effective April 4, 2020, Sergio D. Rivera resigned from his position of Chief Executive Officer and as a member of our Board.  As a result, the Board appointed Marc G. Swanson, our Chief Financial Officer and Treasurer, to serve as Interim Chief Executive Officer and Elizabeth C. Gulacsy, our Chief Accounting Officer, to serve as Interim Chief Financial Officer and Treasurer in addition to her role of Chief Accounting Officer. Also on April 4, 2020, the Board appointed Walter Bogumil to serve as the Company’s Chief Operating Officer. Mr. Rivera was not entitled to any severance benefits in connection with his departure and forfeited his outstanding equity awards.

Principal Factors and Trends Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission and per capita spending for culinary, merchandise and other in-park products. We define attendance as the number of guest visits. Attendance drives admissions revenue as well as total in-park spending. Admissions revenue primarily consists of single-day tickets, annual or season passes (collectively referred to as season passes) or other multi-day or multi-park admission products.  During the period the parks are temporarily closed due to the COVID-19 pandemic, which started on March 16, 2020, we are not recognizing revenue from our parks.

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

See further discussion in the “Results of Operations” section which follows.  For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Attendance

The level of attendance in our theme parks is a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, marketing and sales efforts, awareness and type of ticket and park offerings, travel patterns of both our domestic and international guests, fluctuations in foreign exchange rates and global and regional economic conditions, consumer confidence, the external perceptions of our brands and reputation, federal, state and local regulations related to public places, industry best practices and perceptions as to safety. The external perceptions of our brands and reputation have at times impacted relationships with some of our business partners, including certain ticket resellers that have terminated relationships with us and other zoological-themed attractions.   We continuously monitor factors impacting our attendance, making strategic marketing and sales adjustments as necessary.

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

During the three months ended March 31, 2020, in connection with a previously disclosed legal settlement, we recorded a gain of  $12.5 million which is included as a reduction to selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss included elsewhere in this Quarterly Report on Form 10-Q.  See Note 10–Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

We remain committed to continuous improvement and regularly evaluate operations to evaluate that we are properly organized for performance and efficiency.  As part of these ongoing efforts, during the three months ended March 31, 2019, we recorded approximately $2.6 million in pre-tax charges primarily consisting of severance and other termination benefits related to positions eliminated in 2019, which is included in severance and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive loss included elsewhere in this Quarterly Report on Form 10-Q.

We have also proactively taken measures to manage costs and expenditures in response to the COVID-19 pandemic and the related park closures. See the “Impact of Global COVID-19 Pandemic” section for further details. For other factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our five theme parks open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional summer vacation months could also impact attendance patterns. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance.

Results of Operations

Prior to the COVID-19 impacts, we had a strong start to 2020 with record attendance and revenue through the first two months of the year.  Year to date attendance for the first two months of 2020 was a record 1.9 million guests, an increase of 0.2 million guests, or 9% when compared to the first two months of 2019. Total revenue for the first two months of 2020 was also a record of approximately $120.6 million, an increase of $13.0 million, or 12%, when compared to the first two months of 2019. The COVID-19 pandemic has materially impacted our revenue and results of operations for the three months ended March 31, 2020 due primarily to the resulting park closures effective on March 16, 2020. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

The following discussion provides an analysis of our operating results for the three months ended March 31, 2020 and 2019. This data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table presents key operating and financial information for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,		Variance
	2020	2019	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$90,506	$128,913	$(38,407)	(29.8%)
Food, merchandise and other	63,055	91,662	(28,607)	(31.2%)
Total revenues	153,561	220,575	(67,014)	(30.4%)
Costs and expenses:
Cost of food, merchandise and other revenues	13,104	17,213	(4,109)	(23.9%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	132,999	149,885	(16,886)	(11.3%)
Selling, general and administrative expenses	26,954	42,764	(15,810)	(37.0%)
Severance and other separation costs	65	2,566	(2,501)	(97.5%)
Depreciation and amortization	38,013	39,450	(1,437)	(3.6%)
Total costs and expenses	211,135	251,878	(40,743)	(16.2%)
Operating loss	(57,574)	(31,303)	(26,271)	(83.9%)
Other (income) expense, net	(12)	27	(39)	NM
Interest expense	19,153	20,797	(1,644)	(7.9%)
Loss before income taxes	(76,715)	(52,127)	(24,588)	(47.2%)
Benefit from income taxes	(20,196)	(15,107)	(5,089)	(33.7%)
Net Loss	$(56,519)	$(37,020)	$(19,499)	(52.7%)
Other data:
Attendance	2,318	3,340	(1,022)	(30.6%)
Total revenue per capita	$66.25	$66.04	$0.21	0.3%
Admission per capita	$39.05	$38.60	$0.45	1.2%
In-park per capita spending	$27.20	$27.44	$(0.24)	(0.9%)

Admissions revenue. Admissions revenue for the three months ended March 31, 2020 decreased $38.4 million, or 29.8%, to $90.5 million as compared to $128.9 million for the three months ended March 31, 2019. The decrease was a result of a decline in attendance partially offset by an increase in admission per capita.  Total attendance for the first quarter of 2020 decreased by approximately 1.0 million guests, or 30.6%, when compared to the prior year quarter.  Attendance declined primarily due to the temporary park closures resulting from the global COVID-19 pandemic, which closed all of our parks beginning on March 16, 2020.  The timing of the park closures fell during historically high volume spring break weeks for most of our parks, which adversely impacted the visitation mix for the quarter.    Admission per capita increased by 1.2% to $39.05 for the first quarter of 2020 compared to $38.60 in the prior year quarter primarily due to pricing strategies, partially offset by the unfavorable visitation mix.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2020 decreased $28.6 million, or 31.2%, to $63.1 million as compared to $91.7 million for the three months ended March 31, 2019, primarily as a result of the decrease in attendance, as discussed above, and a decrease in in-park per capita spending.  In-park per capita spending decreased by 0.9% to $27.20 in the first quarter of 2020 compared to $27.44 in the first quarter of 2019.  Excluding the impact of other revenue in the prior year quarter related to certain international agreements which we previously announced were terminated in early 2019, in-park per capita spending improved by 0.9% due to pricing initiatives, partially offset by the visitation mix during the quarter. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements for further details regarding the international agreements.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2020 decreased $4.1 million, or 23.9%, to $13.1 million as compared to $17.2 million for the three months ended March 31, 2019, primarily due to the decrease in volume.  These costs represent 20.8% and 18.8% of the related revenue earned for the three months ended March 31, 2020 and 2019, respectively.  Excluding the impact of revenue related to international agreements in the prior year period, as discussed above, these costs were 19.1% of related revenue in the first quarter of 2019.

Operating expenses. Operating expenses for the three months ended March 31, 2020 decreased $16.9 million, or 11.3%, to $133.0 million as compared to $149.9 million for the three months ended March 31, 2019.  The decrease primarily results from a reduction in labor and other direct operating costs due to the COVID-19 temporary park closures as well as the impact of cost savings initiatives. Operating expenses were also impacted by a decrease of $3.1 million in non-cash equity compensation expense related primarily to the reversal of certain performance vesting restricted units which are no longer considered probable of vesting. See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2020 decreased $15.8 million, or 37.0%, to $27.0 million as compared to $42.8 million for the three months ended March 31, 2019.  The decrease primarily relates to the following: (i) a decrease in legal costs primarily due to a previously disclosed legal settlement gain of $12.5 million related to insurance proceeds received in the first quarter of 2020; (ii) a decrease of $3.7 million in non-cash equity compensation expense, primarily related to the reversal of equity compensation, as mentioned above, and also includes the reversal of equity compensation expense related to outstanding unvested equity awards previously held by the Company’s former chief executive officer; (iii) a decrease in marketing and media costs due to the COVID-19 temporary park closures; and (iv) the impact of cost savings initiatives.  See Note 10–Commitments and Contingencies and Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.

Severance and other separation costs. Severance and other separation costs for the three months ended March 31, 2019 primarily relates to severance and other expenses for positions which were eliminated in 2019.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2020 decreased $1.4 million, or 3.6%, to $38.0 million as compared to $39.5 million for the three months ended March 31, 2019. The decrease relates to the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the three months ended March 31, 2020 decreased $1.6 million, or 7.9%, to $19.2 million as compared to $20.8 million for the three months ended March 31, 2019. The decrease primarily relates to decreased LIBOR rates, partially offset by the impact of interest swap agreements and a higher outstanding balance on our Revolving Credit Facility during the three months ended March 31, 2020. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Benefit from income taxes. Benefit from income taxes in the three months ended March 31, 2020 was $20.2 million compared to $15.1 million for the three months ended March 31, 2019. Our consolidated effective tax rate was 26.3% for the three months ended March 31, 2020 compared to 29.0% for the three months ended March 31, 2019.  The effective tax rate decreased primarily due to a valuation allowance on state operating loss carryforwards, state income taxes and permanent items including equity-based compensation.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and share repurchases, when permitted. As of March 31, 2020, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.9, due in part to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that results in a limited inventory balance. We typically operate with a working capital ratio less than 1 and we expect that we will continue to do so in the future. Our cash flow from operations, along with our revolving credit facilities, have allowed us to meet our liquidity needs. As previously mentioned, during the period the parks are temporarily closed due to the COVID-19 pandemic, which started on March 16, 2020, we are not recognizing revenue from our parks and therefore we expect minimal cash flow from operations while the parks are closed.   See the “Impact of Global COVID-19 Pandemic” section and the “Our Indebtedness” section for further details concerning the proactive measures we have taken to address liquidity in response to the COVID-19 pandemic. For other factors concerning the global COVID-19 pandemic, see the “Risk Factors” section in this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2020, prior to the COVID-19 temporary park closures, we completed a share repurchase of 469,785 shares for an aggregate total of approximately $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of March 31, 2020. In connection with Amendment No. 11 to the Amended Credit Agreement, we are restricted from paying any dividends or making other restricted payments, including share repurchases, through the third quarter of 2021 unless certain conditions are met.  The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 6–Long-Term Debt and Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements for further details.

Other

As of March 31, 2020, we have five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fix the interest rate on LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements have a total notional amount of $1.0 billion and mature on May 14, 2020. See Note 6–Long-Term Debt and Note 7–Derivative Instruments and Hedging Activities to our unaudited condensed consolidated financial statements for further details.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash (used in) provided by operating activities	$(40,767)	$37,688
Net cash used in investing activities	(49,249)	(47,887)
Net cash provided by financing activities	242,819	28,006
Net increase in cash and cash equivalents, including restricted cash	$152,803	$17,807

Cash Flows from Operating Activities

Net cash used in operating activities was $40.8 million during the three months ended March 31, 2020 as compared to $37.7 million during the three months ended March 31, 2019.  The change in net cash provided by operating activities was primarily impacted by the decline in revenue due to the temporary park closures.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the three months ended March 31, 2020 consisted of capital expenditures of $49.2 million largely related to 2020 attractions.  Net cash used in investing activities during the three months ended March 31, 2019 consisted of $47.9 million of capital expenditures largely related to attractions that opened in 2019.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$44,518	$44,676
Expansion/ROI projects(b)	4,731	3,261
Capital expenditures, total	$49,249	$47,937
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, and revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow. See the “Impact of Global COVID-19 Pandemic” section for further details regarding proactive measures we have taken starting in March 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2020 results primarily from net draws of $262.5 million on our revolving credit facility, partially offset by share repurchases of $12.4 million and net repayments on long-term debt of $3.9 million.  Net cash used in financing activities during the three months ended March 31, 2019 results primarily from net draws of $35.0 million on our revolving credit facility, partially offset net repayments on long-term debt of $3.9 million.  See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

The Company is a holding company and conducts its operations through its subsidiaries, which have incurred or guaranteed indebtedness as described below.

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Amended Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). On March 10, 2020, SEA entered into an amendment, Amendment No. 10 (the “Amendment No. 10”) to its Amended Credit Agreement. Pursuant to Amendment No. 10, SEA increased the revolving credit commitments available under the Amended Credit Agreement from $210.0 million to an aggregate of $332.5 million.  On April 19, 2020, SEA entered into another amendment, Amendment No. 11, (the “Amendment No. 11”) to the credit agreement governing the Senior Secured Credit Facilities to amend certain covenant provisions therein.  See “Covenant Compliance” discussion which follows.

As of March 31, 2020, our Senior Secured Credit Facilities consisted of $1.504 billion in Term B-5 Loans which will mature on March 31, 2024, along with a $332.5 million Revolving Credit Facility, of which $312.5 million was drawn upon as of March 31, 2020. Additionally, as of March 31, 2020, SEA had approximately $19.9 million of outstanding letters of credit, leaving no remaining available amount for borrowing under the Revolving Credit Facility.

Senior Secured Notes

On April 21, 2020, SEA commenced a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 (the “Senior Notes”).  We expect to use the proceeds from the issuance of the Senior Notes for working capital and other general corporate purposes and to pay fees and expenses related to the offering of the Senior Notes and Amendment No. 11 to the Amended Credit Agreement. The sale of the Senior Notes closed on April 30, 2020.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning our long-term debt.

Covenant Compliance

As of March 31, 2020, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

The Revolving Credit Facility requires that the Company comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility.  Pursuant to Amendment No. 11, among other terms, SEA will be exempt from complying with its first lien secured leverage ratio covenant for each of the second, third and fourth quarters of 2020, after which SEA will be required to comply with such covenants starting at the first quarter of 2021. See Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements for further details relating to the calculation beginning in the first quarter of 2021. In addition, SEA will be required to comply with a quarterly minimum liquidity test (defined as unrestricted cash and cash equivalents and available commitments under the Revolving Credit Facility) of not less than $75.0 million until the earlier of September 30, 2021 or the date on which the Company elects to use actual Adjusted EBITDA for purposes of calculating its financial maintenance covenant.

As of March 31, 2020, the total leverage ratio as calculated under our Senior Secured Credit Facilities was 3.89 to 1.00.  The Company’s total leverage ratio is calculated by dividing total net debt by the last twelve months Adjusted EBITDA plus $7.2 million in estimated cost savings which have been identified based on certain specified actions the Company has taken, including restructurings and cost savings initiatives.

Adjusted EBITDA

Under the credit agreement governing the Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on “Adjusted EBITDA”.  The Senior Secured Credit Facilities defines “Adjusted EBITDA” as net income before interest expense, income tax expense, depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the Senior Secured Credit Facilities, subject to certain limitations. Adjusted EBITDA as defined in the Senior Secured Credit Facilities is consistent with our reported Adjusted EBITDA.  We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate companies in the industry.  In addition, the presentation of Adjusted EBITDA for the last twelve months provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Senior Secured Credit Facilities.  Adjusted EBITDA is a material component of these covenants.

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

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net (loss) income for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended March 31,		Last Twelve Months Ended March 31,
	2020	2019	2020
	(Unaudited, in thousands)
Net (loss) income	$(56,519)	$(37,020)	$69,977
(Benefit from) provision for income taxes	(20,196)	(15,107)	34,439
Interest expense	19,153	20,797	82,534
Depreciation and amortization	38,013	39,450	159,120
Equity-based compensation expense (a)	(3,601)	3,198	4,307
Loss on impairment or disposal of assets and certain non-cash expenses (b)	385	109	3,474
Business optimization, development and strategic initiative costs (c)	2,035	5,108	24,796
Certain investment costs and other taxes(d)	102	50	5,108
Other adjusting items (e)	(10,225)	(169)	25,898
Adjusted EBITDA(f)	$(30,853)	$16,416	$409,653
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (g)			7,200
Adjusted EBITDA, after cost savings (h)			$416,853

(a)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation.  For the three and twelve months ended March 31, 2020, includes a reversal of equity compensation for certain performance vesting restricted units which are no longer considered probable of vesting.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.

(b)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals.  For the twelve months ended March 31, 2020, includes approximately $3.0 million associated with certain rides and equipment which were removed from service.

(c)

For the three months ended March 31, 2020, reflects business optimization, development and other strategic initiative costs primarily related to $1.8 million of third party consulting costs.  For the three months ended March 31, 2019, reflects business optimization, development and other strategic initiative costs primarily related to $2.6 million of severance and other employment costs associated with positions eliminated and $2.3 million of third party consulting costs. For the twelve months ended March 31, 2020, reflects business optimization, development and other strategic initiative costs primarily related to $21.4 million of third party consulting costs and $1.7 million of severance and other employment costs.

(d)

For the twelve months ended March 31, 2020, $4.3 million relates to expenses associated with the previously disclosed transfer of shares and HP agreements. See Note 9-Related Party Transactions in our notes to the unaudited condensed consolidated financial statements for further details.

(e)

Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain legal matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.  For the three months ended March 31, 2020 and the twelve months ended March 31, 2020, includes $12.5 million of insurance proceeds related to a legal settlement gain as previously disclosed. For the twelve months ended March 31, 2020, also includes approximately $32.1 million related to a legal settlement charge, net of insurance recoveries, as previously disclosed. See Note 10-Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements for further details.

(f)

Adjusted EBITDA is defined as net (loss) income before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items permitted in calculating covenant compliance under the credit agreement governing the Company’s Senior Secured Credit Facilities.

(g)

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

(h)

The Senior Secured Credit Facilities permits the Company’s calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings as described in footnote (g) above.

Contractual Obligations

There have been no material changes to our contractual obligations as March 31, 2020 from those previously disclosed in our Annual Report on Form 10-K. Subsequent to March 31, 2020, we entered into Amendment No. 11 to the Amended Credit Agreement and we issued $227.5 million in first-priority senior secured notes.  See Note 6-Long-Term Debt to our unaudited condensed consolidated financial statements therein for further discussion.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These critical accounting policies include impairment of long-lived assets, goodwill and other indefinite-lived intangible assets, accounting for income taxes, self-insurance reserves, and revenue recognition. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on February 27, 2020, except as noted below.

Goodwill, Other Indefinite-Lived Intangible Assets and Other Long-Lived Assets

As of March 31, 2020, we determined that due to the temporary park closures effective March 16, 2020 resulting from the global COVID-19 pandemic, a triggering event had occurred that required an interim impairment assessment for goodwill and other indefinite-lived intangible assets. We performed a qualitative impairment analysis which included certain judgements and assumptions related to the impact of the park closures, potential reopening time frames and expected attendance levels upon reopening and determined that, based on the significant excess fair values over carrying values that previously existed, there was no impairment as of March 31, 2020 related to these assets.  Additionally, using similar assumptions, we evaluated certain other long-lived assets, including our right of use assets for impairment as of March 31, 2020.  We compared the estimated undiscounted net cash flows of our long-lived and right of use assets to their respective carrying values. Based on the results of the analysis and our intent and ability to retain value and use for a period of time sufficient to allow for any anticipated recovery in market conditions, we concluded that the estimated undiscounted net cash flows for these assets exceeded its carrying value and therefore, no impairment of other long-lived assets had occurred as of March 31, 2020.

Given the current macroeconomic environment related to the global COVID-19 pandemic and the uncertainties regarding the related impact on financial performance, there can be no assurance that the estimates and assumptions made for purposes of the interim impairment assessments will prove to be accurate predictions of the future. If our assumptions, as well as the economic outlook are not achieved, we may be required to record impairment charges in future periods, whether in connection with the our next annual impairment testing, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when we regularly performs our annual impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020.

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Through the interest rates swaps expiration date of May 14, 2020, we estimate that an additional $1.2 million will be reclassified as an increase to interest expense.

After considering the impact of interest rate swap agreements, at March 31, 2020, approximately $1.0 billion of our outstanding long-term debt represents fixed-rate debt and approximately $504.0 million represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $312.5 million, a hypothetical 100 bps increase in one month LIBOR on our variable-rate debt would lead to an increase of approximately $8.2 million in annual cash interest costs due to the impact of our fixed-rate swap agreements. Assuming we had no interest rate swap agreements in place, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $18.2 million.

COVID-19 Risks and Uncertainties

See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In August 2019, the San Diego County Department of Environmental Health’s Hazardous Material Division (the “Division”) notified us that one of SeaWorld’s underground storage tanks was allegedly operating in violation of various California laws and regulations regarding leak detection and secondary containment systems.  We hired environmental consultants, engineers and attorneys to assist in investigating the allegations and addressing our obligations.  The subject tank has been removed and soil samples revealed no evidence of contamination.  We continue to work with the Division in resolving and closing the matter and do not expect the resolution including any penalties or offsetting projects to have a material impact on the business or operations.

See Note 10–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements for further details concerning our other legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A.to Part I of our Annual Report on Form 10-K, as filed on February 27, 2020, except as noted below or to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

The global COVID-19 pandemic has disrupted our business and will adversely affect our results of operations and various other factors beyond our control could materially adversely affect our financial condition and results of operations.

In response to the global COVID-19 pandemic, significant travel warnings and restrictions, social distancing rules, curfews and shelter-in-place have been implemented pursuant to federal, state and local orders and mandates and a significant portion of the global population is under a state of self-quarantine. During this period, we are generating no revenue from our parks. The extent and duration of such impacts over the longer term remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the COVID-19, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel and consumer behavior. It is possible that the spread of the COVID-19 and the resulting economic and societal impact will reduce our guests’ interest or ability to visit our theme parks. The COVID-19 pandemic and the actions taken in response, pose the risk that we or our employees, contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Restrictions on travel, quarantines and other measures imposed in response to the COVID-19 pandemic, as well as ongoing concern regarding the virus’ potential impact, have had and will likely continue to have a negative effect on economies and financial markets, including supply chain shortages and additional business disruptions.  Any such impacts could have a material adverse effect on our business.

Effective March 16, 2020, we temporarily closed all of our theme parks and are therefore not generating any revenues from our parks during the closure period. We estimate our net cash outflow to be up to approximately $25 million per month, on average, during the time our theme parks remain closed, which reflects our current estimate of ongoing park and operating costs, average debt amortization and interest and capital expenditures.  This estimate takes into account the efforts we have put forth to preserve cash and provide sufficient liquidity during the temporary park closures.  Some of these measures include (i) deferring all capital projects other than a minimal amount of essential projects and maintenance; (ii) eliminating or deferring non-essential operating expenses; (iii) eliminating substantially all advertising and marketing spend; (iv) temporarily reducing Executive Officer base pay by 20% and (v) working with our vendors and other business partners to manage, defer, and/or abate certain costs during the closure period.  Additionally, we have furloughed approximately 95% of our current employees. A prolonged closure of our parks could materially impact our results, operations and financial condition. As a result, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with certainty. Additionally, our accounts payable and accrued expenses balance as of March 31, 2020 is expected to increase given the rate of payments we are making during the closure period as we work with vendors and other business partners to defer or manage these costs.  Our net cash outflows estimate could be impacted should our vendors or business partners request accelerated payments of amounts owed or do not agree to deferrals during the closure period.

In March 2020, we increased borrowings under our revolving credit facility as a precautionary measure to increase our cash position, to provide liquidity for a sustained period and to preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. Including the proceeds from the incremental borrowings, total unrestricted cash and cash equivalents as of March 31, 2020 was approximately $192.8 million. Additionally on April 19, 2020, we entered into an amendment to the credit agreement governing the Senior Secured Credit Facilities to amend certain provisions therein (the “Amendment No. 11”). Pursuant to Amendment No. 11, we will be required to comply with a quarterly minimum liquidity coverage test (defined as unrestricted cash and cash equivalents and available commitments under the Revolving Credit Facility) of not less than $75.0 million. On April 30, 2020, we closed on our senior notes offering of $227.5 million 8.750% first-priority senior secured notes due 2025 which provided us with net proceeds of approximately $220.1 million. We cannot be certain that we will continue to have access to sufficient liquidity to meet our obligations for the time required to allow our cash generating operations to resume or normalize. We may not be able to obtain additional liquidity and any relief provided by lenders, governmental agencies, and business partners may not be adequate and may include onerous terms. If we are unable to generate revenues from our parks due to a prolonged period of closure or experience significant declines in business volumes upon reopening, our results, operations and financial condition may be negatively impacted.

When we are able to reopen our theme parks, we may face additional costs and obstacles in complying with any new federal, state or local regulations or industry best practices established in response to the COVID-19 pandemic, re-integrating our furloughed employees and attracting guests who may not wish to travel or visit our theme parks for a prolonged period, which could impact the mix of guests in our theme parks.  Changes in school calendars could also impact traditional summer vacation months and impact our attendance. In addition, we may take voluntary measures to require social distancing in our theme parks, limit the number of guests allowed to participate in events and rides or close our theme parks again if the COVID-19 pandemic worsens. Any of these factors could have a material adverse effect on our revenue and results of operations. Even once our theme parks resume operations, a single case of COVID-19 in a theme park or impacting our animal population could result in additional costs and further closures. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could significantly adversely affect our business. Furthermore, the effects of the pandemic on our business could be long-lasting and could continue to have adverse effects on our business, results of operations, liquidity, cash flows and financial condition, some of which may be significant, and may adversely impact our ability to operate our business after our temporary suspension ends on the same terms as we conducted business prior to the pandemic.

We believe, but cannot guarantee, that our business will ultimately rebound and benefit from pent-up social demand for out-of-home entertainment, as government restrictions are lifted and home sheltering subsides. However, the ultimate significance of the pandemic, including the extent of the adverse impact on our financial and operational results, will be dictated by the currently unknowable duration and the effect on the overall economy and of responsive governmental regulations, including shelter-in-place orders of the pandemic and mandated business closures. Our business also could be significantly affected should the disruptions caused by COVID-19 lead to changes in consumer behavior (such as social distancing), which we believe will be temporary. The effect of COVID-19 on the capital markets could significantly impact our cost of borrowing and the availability of capital to us. There are limitations on our ability to mitigate the adverse financial impact of these items. COVID-19 also makes it more challenging for management to estimate the future performance of our business or our liquidity needs, particularly over the near to medium term.

Our properties are subject to the risk that operations could be halted for a temporary or extended period of time. If there is a prolonged disruption at any of our properties, our business, financial condition, results of operations and prospects will likely be materially adversely affected. Additionally, if a prolonged downturn of general economic or other conditions in the areas in which our properties are located or from which we draw our guests or prevents guests from easily coming to our properties, our business, financial condition, results of operations and prospects will be materially adversely affected.

The outbreak of COVID-19 has also significantly increased economic uncertainty. It is likely that the current outbreak or continued spread of COVID-19 could cause a global recession, which could further adversely affect our business, and such adverse effects may be material. We have never previously experienced a complete cessation of our operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our operations and future prospects is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near or longer-term financial or operational results with certainty.

Various other factors beyond our control could adversely affect attendance and guest spending patterns at our theme parks. These factors could also affect our suppliers, vendors, insurance carriers and other contractual counterparties. Such factors include but are not limited to:

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
•

outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to travel-related health concerns such as pandemics and epidemics such as COVID-19, Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS;

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

Additionally, although we are reviewing and intend to seek any applicable available benefits under the CARES Act, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits we seek to access under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any benefits we receive may not be as extensive as we currently estimate, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. Accessing these benefits and our response to the COVID-19 pandemic have required our management team to devote extensive resources and are likely to continue to do so in the near future, which negatively affects our ability to implement our business plan and respond to opportunities.

The COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the risks related to the other risk factors described in our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the first quarter of 2019.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2020	January 31, 2020	—	$—	—	$250,000,000
February 1, 2020	February 29, 2020	44,160	$27.73	—	250,000,000
March 1, 2020	March 31, 2020	546,714	$26.23	469,785	237,594,184
		590,874		469,785	$237,594,184

(1)

Except for the 469,785 shares of the Company’s common stock repurchased as described in footnote (2) which follows, all purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

(2)

The Company’s Board of Directors had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2020, the Company completed a share repurchase of 469,785 shares for an aggregate total of approximately $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of March 31, 2020. All of the common stock is held as treasury shares as of March 31, 2020. See Note 12–Stockholders’ Equity in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

4.1

Indenture, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020 (File No. 001-35883))

10.1

Amendment No. 10, dated as of March 10, 2020, to the Credit Agreement, dated as of December 1, 2009, among SeaWorld Parks & Entertainment, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as L/C issuer and swing line lender and the other parties thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2020 (File No. 001-35883))

10.2*

Amendment No. 11, dated as of April 19, 2020, to the Credit Agreement, dated as of December 1, 2009, among SeaWorld Parks & Entertainment, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as L/C issuer and swing line lender and the other parties thereto.

10.3*

First-Lien Intercreditor Agreement, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., the other grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as collateral agent for the Credit Agreement Secured Parties (as defined therein), JPMorgan Chase Bank, N.A. as authorized representative for the Credit Agreement Secured Parties, Wilmington Trust, National Association, as collateral agent for the Initial Additional First-Lien Secured Parties (as defined therein), Wilmington Trust, National Association, as authorized representative for the Initial Additional First-Lien Secured Parties and each additional authorized representative from time to time party thereto.

10.4*

Security Agreement, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other grantors from time to time party thereto and Wilmington Trust, National Association, as collateral agent.

10.5*	Pledge Agreement, dated as of April 30, 2020, among SeaWorld Entertainment, Inc. and Wilmington Trust, National Association, as collateral agent.

10.6*

Copyright Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, in favor of Wilmington Trust, National Association, as collateral agent.

10.7*	Patent Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., in favor of Wilmington Trust, National Association, as collateral agent.

10.8*

Trademark Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, and in favor of Wilmington Trust, National Association, as collateral agent.

10.9*†	Form of 2020 Letter Amendment to Performance Stock Unit Award Agreement.
31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

*	Filed herewith
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)
Date: May 8, 2020	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Interim Chief Financial Officer and Treasurer, Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)