Form 10-Q
period 2020-06-30
SeaWorld Entertainment, Inc.
filed 2020-08-10
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The registrant had outstanding 78,268,527 shares of Common Stock, par value $0.01 per share as of August 4, 2020.

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
•

a significant portion of revenues are generated in the States of Florida, California and Virginia and the Orlando market, and any risks affecting such markets, such as natural disasters, closures due to pandemics, severe weather and travel-related disruptions or incidents;

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$375,683	$39,946
Accounts receivable, net	28,615	49,728
Inventories	35,824	33,163
Prepaid expenses and other current assets	19,206	46,312
Total current assets	459,328	169,149
Property and equipment, at cost	3,267,133	3,209,521
Accumulated depreciation	(1,546,800)	(1,476,059)
Property and equipment, net	1,720,333	1,733,462
Goodwill, net	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	138,905	141,438
Deferred tax assets, net	20,450	19,013
Other assets, net	15,104	14,178
Total assets	$2,577,398	$2,300,518
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$174,517	$131,503
Current maturities of long-term debt, including revolving credit facility of $50,000 as of December 31, 2019	15,505	65,505
Operating lease obligations	3,818	3,896
Accrued salaries, wages and benefits	7,570	15,499
Deferred revenue	133,838	104,416
Other accrued liabilities	31,690	81,841
Total current liabilities	366,938	402,660
Long-term debt, net, including revolving credit facility of $311,000 as of June 30, 2020	2,006,582	1,482,619
Long-term operating lease obligations	122,109	124,339
Deferred tax liabilities, net	31,893	42,773
Other liabilities	40,755	37,235
Total liabilities	2,568,277	2,089,626
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 94,408,378 and 94,044,203 shares issued at June 30, 2020 and December 31, 2019, respectively	944	940
Additional paid-in capital	670,513	673,893
Accumulated other comprehensive loss	—	(1,559)
Accumulated deficit	(247,027)	(59,479)
Treasury stock, at cost (16,260,248 and 15,790,463 shares at June 30, 2020 and December 31, 2019, respectively)	(415,309)	(402,903)
Total stockholders’ equity	9,121	210,892
Total liabilities and stockholders’ equity	$2,577,398	$2,300,518

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues:
Admissions	$9,775	$227,828	$100,281	$356,741
Food, merchandise and other	8,251	178,164	71,306	269,826
Total revenues	18,026	405,992	171,587	626,567
Costs and expenses:
Cost of food, merchandise and other revenues	1,153	32,006	14,257	49,219
Operating expenses (exclusive of depreciation and amortization shown separately below)	59,049	170,398	192,048	320,283
Selling, general and administrative expenses	21,104	67,205	48,058	109,969
Severance and other separation costs	9	66	74	2,632
Depreciation and amortization	37,941	40,053	75,954	79,503
Total costs and expenses	119,256	309,728	330,391	561,606
Operating (loss) income	(101,230)	96,264	(158,804)	64,961
Other income, net	(1)	(79)	(13)	(52)
Interest expense	21,908	21,803	41,061	42,600
(Loss) income before income taxes	(123,137)	74,540	(199,852)	22,413
Provision for (benefit from) income taxes	7,892	21,889	(12,304)	6,782
Net (loss) income	$(131,029)	$52,651	$(187,548)	$15,631
Other comprehensive (loss) income:
Unrealized gain (loss) on derivatives, net of tax	855	(2,866)	1,559	(4,930)
Comprehensive (loss) income	$(130,174)	$49,785	$(185,989)	$10,701
(Loss) earnings per share:
(Loss) earnings per share, basic	$(1.68)	$0.65	$(2.40)	$0.19
(Loss) earnings per share, diluted	$(1.68)	$0.64	$(2.40)	$0.19
Weighted average common shares outstanding:
Basic	78,093	81,520	78,153	82,432
Diluted	78,093	82,167	78,153	83,216

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2019	94,044,203	$940	$673,893	$(59,479)	$(1,559)	$(402,903)	$210,892
Equity-based compensation	—	—	(3,601)	—	—	—	(3,601)
Unrealized gain on derivatives, net of tax expense of $254	—	—	—	—	704	—	704
Vesting of restricted shares	410,807	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(121,089)	(1)	(3,159)	—	—	—	(3,160)
Exercise of stock options	11,096	—	203	—	—	—	203
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 469,785 shares of treasury stock, at cost	—	—	—	—	—	(12,406)	(12,406)
Net loss	—	—	—	(56,519)	—	—	(56,519)
Balance at March 31, 2020	94,345,017	$943	$667,333	$(115,998)	$(855)	$(415,309)	$136,114
Equity-based compensation	—	—	3,320	—	—	—	3,320
Unrealized gain on derivatives, net of tax expense of $318	—	—	—	—	855	—	855
Vesting of restricted shares	71,530	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(8,987)	—	(154)	—	—	—	(154)
Exercise of stock options	818	—	15	—	—	—	15
Net loss	—	—	—	(131,029)	—	—	(131,029)
Balance at June 30, 2020	94,408,378	$944	$670,513	$(247,027)	$—	$(415,309)	$9,121

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(187,548)	$15,631
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	75,954	79,503
Amortization of debt issuance costs and discounts	1,876	1,773
Deferred income tax (benefit) provision	(12,913)	5,463
Equity-based compensation	(281)	7,282
Other, including loss on sale or disposal of assets, net	322	550
Changes in assets and liabilities:
Accounts receivable	26,349	(7,033)
Inventories	(2,655)	(7,399)
Prepaid expenses and other current assets	(5,294)	976
Accounts payable and accrued expenses	24,624	15,167
Accrued salaries, wages and benefits	(7,929)	(6,216)
Deferred revenue	36,234	64,052
Other accrued liabilities	(17,616)	(2,989)
Right-of-use assets and operating lease obligations	253	263
Other assets and liabilities	298	363
Net cash (used in) provided by operating activities	(68,326)	167,386
Cash Flows From Investing Activities:
Capital expenditures	(53,699)	(112,738)
Other investing activities, net	—	(52)
Net cash used in investing activities	(53,699)	(112,790)
Cash Flows From Financing Activities:
Proceeds from issuance of senior secured notes, net	222,335	—
Repayments of long-term debt	(7,752)	(7,753)
Proceeds from draws on revolving credit facility	272,500	219,000
Repayments of revolving credit facility	(11,500)	(104,000)
Purchase of treasury stock	(12,406)	(150,000)
Payment of tax withholdings on equity-based compensation through shares withheld	(3,314)	(3,968)
Exercise of stock options	218	2,335
Debt issuance costs	(1,089)	—
Other financing activities	(719)	(398)
Net cash provided by (used in) financing activities	458,273	(44,784)
Change in Cash and Cash Equivalents, including Restricted Cash	336,248	9,812
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	40,925	35,007
Cash and Cash Equivalents, including Restricted Cash—End of period	$377,173	$44,819
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital expenditures in accounts payable	$48,550	$28,553
Right-of-use assets obtained in exchange for financing lease obligations	$208	$1,230
Other financing arrangements	$2,837	$—

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

Impact of Global COVID-19 Pandemic

In response to the global COVID-19 pandemic, and in compliance with government restrictions, the Company temporarily closed all of its theme parks, effective March 16, 2020.  Beginning in June 2020, the Company began the phased reopening of some of its parks with capacity limitations, reduced hours and/or reduced operating days.  In particular, on June 6, the Company’s Aquatica park in Texas reopened; on June 11, all five of the Company’s Florida parks reopened; on June 19, its SeaWorld park in Texas reopened; on July 24, its Sesame Place park in Pennsylvania reopened and on August 6, its Busch Gardens park in Virginia reopened.  The Company continues to monitor guidance from federal, state and local authorities to determine when it can reopen in California. The Company does not currently plan to open its Aquatica water park in San Diego or its Water Country USA water park in Williamsburg for the 2020 operating season.

Since the global COVID-19 pandemic has begun, the Company has taken proactive measures for the safety of its guests, employees and animals, to appropriately manage costs and expenditures, and to maximize liquidity in response to the temporary park closures and limited reopenings related to COVID-19. Some of these measures included, but are not limited to, (i) increased its revolving credit commitments on March 10th and subsequently borrowed the remaining available amount; (ii) issued first-priority senior secured notes and second-priority senior secured notes to raise additional capital and further enhance available liquidity; (iii) entered into amendments to its existing senior secured credit facilities to amend its financial covenants (see Note 6–Long-Term Debt for details); (iv) furloughed approximately 95% of its employees upon closing all of its parks; (v) obtained payroll tax credit and deferred social security payroll taxes under the CARES act; (vi) reduced executive officers’ base salary by 20% until the theme parks substantially resume normal operations; (vii) eliminated and/or deferred all non-essential operating expenses at all of the parks and the corporate headquarters; (viii) eliminated substantially all advertising and marketing spend; (ix) substantially reduced or deferred all capital expenditures starting in March 2020 (other than minimal essential capital expenditures) and postponed to 2021 the opening of rides that were still under construction and scheduled to open in 2020; (x) worked with certain of its vendors and other business partners to manage, defer, and/or abate certain costs and; (xi) implemented a formal review and approval process for payments and cash disbursements. Concurrent with the reopening of some of its parks, the Company has begun to bring some employees back from furlough. The Company will continue to monitor the impact of the COVID-19 pandemic and may adjust its plans accordingly.

The COVID-19 pandemic, resulting park closures and limited park reopenings have had, and are likely to continue to have, a material impact on the Company’s financial statements.  Federal, state and local governments have taken unprecedented measures to prevent the spread of COVID-19 in the population, including placing severe restrictions on social gatherings, which remain in place in all of the Company’s park locations.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2020 or any future period due to the seasonal nature of the Company’s operations.  Prior to the COVID-19 pandemic, the Company historically generated its highest revenues in the second and third quarters of each year and typically incurred a net loss in the first and fourth quarters, in part because seven of its theme parks are typically only open for a portion of the year. The results of operations for the three and six months ended June 30, 2020 were materially impacted by the global COVID-19 pandemic which ultimately led to temporary park closures effective on March 16, 2020.  The timing of these park closures fell during historically high volume spring break and summer weeks.  For the vast majority of the quarter, all of the Company’s parks were closed with phased, reduced capacity reopenings beginning in June for seven of its parks.  Attendance since the parks reopened in June has been impacted by capacity limitations, fewer operating days per week versus the prior year, limited marketing spend and a limited events line-up.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including SEA. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets and liabilities, deferred revenue, equity compensation, the valuation of goodwill and other indefinite-lived intangible assets as well as reviews for potential impairment of assets, including other long-lived assets. Estimates are based on various factors including current and historical trends, as well as other pertinent industry data.  The Company regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.  Actual results could differ from those estimates. Based on the uncertainty relating to the COVID-19 pandemic, including but not limited to the extent, duration and impact of park closures and limited park reopenings, public sentiment on social gatherings, travel and attendance patterns, potential supply chain disruptions and additional actions which could be taken by government authorities to manage the pandemic, the Company is not certain of the ultimate impact the COVID-19 pandemic could have on its estimates, business or results of operations for the year ending December 31, 2020.

Segment Reporting

The Company maintains discrete financial information for each of its twelve theme parks, which is used by the Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer, or equivalent role, as a basis for allocating resources and assessing performance. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics. In addition, all of the theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target similar consumer groups. Accordingly, based on these economic and operational similarities and the way the CODM monitors and makes decisions affecting the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

Restricted Cash

Restricted cash is recorded in other current assets in the accompanying unaudited condensed consolidated balance sheets. Restricted cash consists primarily of funds received from strategic partners for use in approved marketing and promotional activities.

	June 30,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$375,683	$39,946
Restricted cash, included in other current assets	1,490	979
Total cash, cash equivalents and restricted cash	$377,173	$40,925

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park.  Annual passes, season passes, or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. For pass products purchased on an installment plan that have met their initial commitment period and have transitioned to a month to month basis, monthly charges are recognized as revenue as payments are received each month, with the exception of payments received during the temporary park closures (see further discussion which follows).

As a result of the temporary park closures due to the global COVID-19 pandemic, the Company upgraded some of its pass products and extended pass expiration dates for at least the equivalent period the related parks were closed.  As a result, the Company adjusted its estimated redemption and recognition patterns to reflect the fact that there was no attendance during the park closures and accordingly the Company did not recognize revenue from these admission products while the parks were closed. For passes under installment plans that have transitioned to a month to month basis, payments received during the closure period were recorded as deferred revenue and will be recognized as revenue once the parks reopen, which may not necessarily reflect attendance patterns for these guests.  Accordingly, for these passes, once the related parks reopen, the Company will temporarily pause monthly charges for the equivalent period the parks were closed.

The Company estimates a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products.  For the parks that remain closed, the Company is evaluating the estimates and assumptions used in its future estimated redemption rates for these products based on attendance patterns as parks reopen.  Attendance trends factor in seasonality and are adjusted based on actual trends periodically, including to reflect recent trends. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented, including revenue related to the Company’s international agreements in the prior year period as discussed below.  The Company recognizes revenue for food, merchandise and other in-park products when the related products or services are received by the guests.  Certain admission products may also include bundled products at the time of purchase, such as culinary or merchandise items.  The Company conducts an analysis of bundled products to identify separate distinct performance obligations that are material in the context of the contract. For those products that are determined to be distinct performance obligations and material in the context of the contract, the Company allocates a portion of the transaction price to each distinct performance obligation using each performance obligation’s standalone price.  If the bundled product is related to a pass product and offered over time, revenue will be recognized over time accordingly.

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date  and contract liability balances related to licensing and international agreements collected in advance of the Company’s performance and expected to be recognized in future periods. As a result of the temporary park closures, the Company extended some product expiration dates and as a result, estimated a long-term portion of deferred revenue related to these products of approximately $4.2 million, which is reflected in the chart which follows. The Company’s estimate of the long-term portion of deferred revenue related to such products factors in certain judgements and assumptions by park and product type, including, but not limited to, the reopening schedules and expected timing of attendance by mix of guests.

At June 30, 2020 and December 31, 2019, $10.3 million and $10.0 million, respectively, related to the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets relates to the Company’s international agreement, as discussed in the following section. The Company expects to recognize revenue related to its international agreement over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.

The following table reflects the Company’s deferred revenue balance as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(In thousands)
Deferred revenue, including long-term portion	$148,343	$114,416
Less: Deferred revenue, long-term portion, included in other liabilities	14,505	10,000
Deferred revenue, short-term portion	$133,838	$104,416

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

International Agreements

The Company has received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $5.5 million and $5.0 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. The Middle East Project is currently in construction and is scheduled to be completed in 2022. There is no assurance that the Middle East Project will be completed or open to the public.

In March 2017, the Company entered into certain agreements with an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and grant certain exclusive rights (collectively, the “ZHG Agreements”). In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed. For the six months ended June 30, 2019, the Company recorded approximately $1.7 million which is included in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income related to the ZHG Agreements. There were no amounts recorded as revenue related to the ZHG Agreements in the three months ended June 30, 2019.  See Note 9–Related-Party Transactions for additional disclosures.

Goodwill, Other Indefinite-Lived Intangible Assets and Other Long-Lived Assets

As of June 30, 2020, the Company determined that due to the temporary park closures effective March 16, 2020 resulting from the global COVID-19 pandemic, a triggering event had occurred that required an interim impairment review for goodwill and other indefinite-lived intangible assets. The Company performed a qualitative impairment analysis which included certain judgements and assumptions related to the impact of the park closures, reopening time frames and expected attendance levels upon reopening and determined that, based on the significant excess fair values over carrying values that previously existed, there was no impairment of goodwill and other indefinite-lived intangible assets as of June 30, 2020.  Additionally, using similar assumptions, the Company evaluated certain other long-lived assets, including its right of use assets for impairment and determined that, based on the significant excess estimated undiscounted cash flows over carrying values, there was no impairment of other long-lived assets as of June 30, 2020.

If the Company’s current assumptions, including those around the impact of the global COVID-19 pandemic and its projections of future cash flows and financial performance, as well as the economic outlook are not achieved, the Company may be required to record impairment charges in future periods, whether in connection with the Company’s next annual impairment testing, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when the Company regularly performs its annual impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Recently Implemented Accounting Standards

On January 1, 2020, the Company adopted the following Accounting Standards Updates (“ASUs”) which had no material impact on its unaudited condensed consolidated financial statements or disclosures:

•

ASU 2016-02, Leases (Topic 842): On April 10, 2020, the FASB staff issued guidance stating that entities may elect to account for lease concessions related to the effects of the COVID-19 pandemic as though the rights and obligations for those concessions existed as of the commencement of the contract rather than as a lease modification. Lessees may make the election for any lessor-provided lease concession related to the impact of the COVID-19 pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company has made such election. The Company has received immaterial rent concessions and has not entered into any lease modifications as of June 30, 2020. As such, this election did not have a material impact on the Company’s consolidated financial statement nor the related disclosures.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probability threshold is met. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements or disclosures.

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

Recently Issued Accounting Standards

The Company is currently evaluating the impact of the following recently issued ASUs:

•

ASU 2020-04, Reference Rate Reform (Topic 848), provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (“LIBOR”), with optional expedients related to the application of GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of this ASU are effective upon issuance and can be applied prospectively through December 31, 2022. Companies can apply this ASU immediately, but application is through December 31, 2020. The Company is evaluating the impact of LIBOR on its existing contracts, but does not expect that this ASU will have a material impact on its consolidated financial statements or related disclosures as the most recent swap agreements expired in May 2020 and therefore are no longer applicable.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share is computed as follows:

	For the Three Months Ended June 30,
	2020			2019
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic (loss) earnings per share	$(131,029)	78,093	$(1.68)	$52,651	81,520	$0.65
Effect of dilutive incentive-based awards		—			647
Diluted (loss) earnings per share	$(131,029)	78,093	$(1.68)	$52,651	82,167	$0.64

	For the Six Months Ended June 30,
	2020			2019
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic (loss) earnings per share	$(187,548)	78,153	$(2.40)	$15,631	82,432	$0.19
Effect of dilutive incentive-based awards		—			784
Diluted (loss) earnings per share	$(187,548)	78,153	$(2.40)	$15,631	83,216	$0.19

In accordance with the Earnings Per Share Topic of the ASC, basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock awards). Unvested restricted stock awards are eligible to receive dividends, if any; however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of formerly restricted stock are included in the calculation of basic (loss) earnings per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted (loss) earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 2,345,000 and 2,023,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three and six months ended June 30, 2020, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods. During the three and six months ended June 30, 2019, there were approximately 407,000 and 253,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 1,487,000 and 2,148,000 as of June 30, 2020 and 2019, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted (loss) earnings per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2020 was -6.4% and 6.2%, respectively, and differs from the statutory federal income tax rate of 21% primarily due to valuation allowance adjustments on federal and state net operating loss carryforwards, a valuation adjustment on certain federal tax credits and charitable contributions, changes in state tax rates, and other permanent items including equity-based compensation.  The Company’s consolidated effective tax rate for the three and six months ended June 30, 2019 was 29.4% and 30.3%, respectively, and differs from the statutory federal income tax rate of 21% primarily due to state income taxes, a valuation allowance adjustment on state net operating loss carryforwards and other permanent items including equity-based compensation.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources.  The Company has recorded a valuation allowance of approximately $7.0 million for federal tax credits and approximately $1.0 million for charitable contributions as of June 30, 2020. Separately, the Company has recorded a valuation allowance for certain state net operating loss carryforwards of approximately $7.8 million and $5.2 million, net of federal tax benefit, on the deferred tax assets related to those state net operating losses as of June 30, 2020 and December 31, 2019, respectively.

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

The computation of the estimated annual effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the forecasted pre-tax income or loss for the year, projections of the proportion of income and/or loss earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The volatile global economic conditions resulting from the COVID-19 pandemic, the impacts of which are difficult to predict, may cause fluctuations in the Company’s forecasted pre-tax income or loss for the year, which could create volatility in its estimated annual effective tax rate. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as the Company’s tax environment changes. To the extent that the estimated annual effective tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2020 and December 31, 2019, consisted of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Self-insurance reserve	$7,673	$7,488
Accrued property taxes	7,143	1,189
Accrued interest	4,093	573
Accrued legal settlement	—	65,000
Other	12,781	7,591
Total other accrued liabilities	$31,690	$81,841

As of December 31, 2019, accrued legal settlement above is related to a previously disclosed legal settlement which was paid, net of insurance proceeds, during the six months ended June 30, 2020. See further discussion in Note 10–Commitments and Contingencies.

6. LONG-TERM DEBT

Long-term debt as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
	(In thousands)
Term B-5 Loans (effective interest rate of 3.75% and 4.80% at June 30, 2020 and December 31, 2019, respectively)	$1,500,131	$1,507,883
Revolving Credit Facility (effective interest rate of 3.50% and 4.35% at June 30, 2020 and December 31, 2019, respectively)	311,000	50,000
Senior Notes (effective interest rate of 8.75% at June 30, 2020)	227,500	—
Total long-term debt	2,038,631	1,557,883
Less: discounts and debt issuance costs	(16,544)	(9,759)
Less: current maturities	(15,505)	(65,505)
Total long-term debt, net	$2,006,582	$1,482,619

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Amended Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).

On March 10, 2020, SEA entered into an amendment, Amendment No. 10 (the “Amendment No. 10”) to its Amended Credit Agreement. Pursuant to Amendment No. 10, SEA increased the revolving credit commitments available under the Amended Credit Agreement from $210.0 million to an aggregate of $332.5 million.  On April 19, 2020, SEA entered into another amendment, Amendment No. 11, (the “Amendment No. 11”) to its Amended Credit Agreement to amend certain provisions therein. On July 29, 2020, SEA entered into another amendment, Amendment No. 12, (the “Amendment No. 12”) to its Amended Credit Agreement to further amend certain provisions therein.  See further discussion in the Restrictive Covenants section which follows.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Credit Facilities

As of June 30, 2020, the Senior Secured Credit Facilities consisted of $1.5 billion in Term B-5 Loans which will mature on March 31, 2024 and a $332.5 million revolving credit facility (the “Revolving Credit Facility”), which will mature on October 31, 2023. The outstanding balance on the Revolving Credit Facility as of June 30, 2020 was included in long-term debt, net, and as of December 31,

2019 was included in current maturities of long-term debt, in the accompanying unaudited condensed consolidated balance sheets due to the Company’s intent at that time to repay the borrowings.

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

As of June 30, 2020, SEA had approximately $21.2 million of outstanding letters of credit and $311.0 million outstanding on its Revolving Credit Facility leaving no remaining amount available for borrowing under the Revolving Credit Facility.

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

In connection with the issuance of the Senior Notes and as a result of Amendment No. 10 and Amendment No. 11, SEA recorded a discount and fees of $7.5 million and $7.8 million during the three and six months ended June 30, 2020, respectively.

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

Second-Priority Senior Secured Notes

On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Notes”).  Net of expenses related to the offering of the Second-Priority Senior Notes and Amendment No. 12 to the Credit Agreement, the Company intends to use the proceeds from the issuance of the Second-Priority Senior Notes to repay outstanding borrowings under the Revolving Credit Facility and for working capital and other general corporate purposes.

The Second-Priority Senior Notes mature on August 1, 2025 and have interest payment dates of February 1 and August 1 with the first interest payment due on February 1, 2021.  On or after February 1, 2022, SEA may redeem the Second-Priority Senior Notes at its option, in whole at any time or in part from time to time, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if redeemed during the 12-month period commencing on February 1 of the years as follows: (i) in 2022 at 104.75%; (ii) in 2023 at 102.375%; and (iii) in 2024 and thereafter at 100%. SEA may also redeem in the aggregate (at a redemption price expressed as a percentage of principal amount thereof): (i) 100% of the Second-Priority Senior Notes after certain events constituting a change of control at a redemption price of 101%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date and (ii) up to 40% of the original aggregate principal amount of the Second-Priority Senior Notes with amounts equal to the net cash proceeds of certain equity offerings at a redemption price  of 109.50%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At any time prior to February 1, 2022, SEA may, (i) during the twelve month period commencing on the issue date and (ii) during the period subsequent to such twelve month period and prior to February 1, 2022, redeem in each period up to 10.0% of the initial aggregate principal amount of the Second-Priority Senior Notes at a redemption price equal to 103% of the aggregate principal amount of the Second-Priority Senior Notes to be redeemed plus accrued and unpaid interest, if any, to but excluding the redemption date; provided, that if SEA does not redeem 10.0% of the initial aggregate principal amount of Second-Priority Senior Notes during the twelve month period commencing on the issue date, SEA may, in the subsequent period prior to February 1, 2022, redeem the Second-Priority Senior Notes in an amount that does not exceed 10.0% of the initial aggregate principal amount plus the difference between (x) 10.0% of the initial aggregate principal amount and (y) the aggregate principal amount of Second-Priority Senior Notes that were redeemed in such twelve month period.

The Second-Priority Senior Notes are fully and unconditionally guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of the SEA, and subject to certain exceptions, each of SEA’s subsidiaries that guarantees the SEA’s existing senior secured credit facilities.

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

The Revolving Credit Facility requires that the Company comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility. Pursuant to Amendment No. 12, among other terms, SEA will be exempt from complying with its first lien secured leverage ratio covenant through the end of 2021, after which SEA will be required to comply with such covenant starting in the first quarter of 2022. For purposes of calculating compliance with such covenant, unless a Triggering Event occurs (as defined in Amendment No. 12),  beginning with the first quarter of 2022, to the extent trailing Adjusted EBITDA (as defined in Amendment No. 12) for the second, third or fourth quarters of 2021 would have otherwise been included in the calculation of such covenant, in lieu of using actual Adjusted EBITDA for such periods, Adjusted EBITDA for such applicable periods will be deemed to be actual Adjusted EBITDA (as defined in Amendment No. 12) for the corresponding quarter of 2019.  In addition, SEA will be required to comply with a quarterly minimum liquidity test (defined as unrestricted cash and cash equivalents and available commitments under the Revolving Credit Facility) of not less than $75.0 million until the earlier of September 30, 2022 or the date on which the Company elects to use the actual Adjusted EBITDA for purposes of calculating its financial maintenance covenant. SEA will also be restricted from paying certain dividends or making other restricted payments through the third quarter of 2022 unless certain conditions are met.

Long-term debt at June 30, 2020 is repayable as follows and does not include the impact of any future voluntary prepayments or the impact of the Second-Priority Senior Notes:

Years Ending December 31:	(In thousands)
Remainder of 2020	$7,753
2021	15,505
2022	15,505
2023	326,505
2024	1,445,863
Thereafter	227,500
Total	$2,038,631

Interest Rate Swap Agreements

The Company previously had five interest rate swap agreements (the “Interest Rate Swap Agreements”) which effectively fixed the interest rate on the LIBOR-indexed interest payments associated with $1.0 billion of SEA’s outstanding long-term debt. The Interest Rate Swap Agreements expired on May 14, 2020.

SEA designated the Interest Rate Swap Agreements above as qualifying cash flow hedge accounting relationships as further discussed in Note 7–Derivative Instruments and Hedging Activities which follows.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $36.5 million and $39.8 million in the six months ended June 30, 2020 and 2019, respectively.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and at times through the use of derivative financial instruments. Specifically, the Company has previously entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments were used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company does not speculate using derivative instruments.

During the three months ended June 30, 2020, the Company’s Interest Rate Swap Agreements expired, as such, the Company did not have any derivative instruments outstanding as of June 30, 2020. As of December 31, 2019, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps at times as part of its interest rate risk management strategy. During the three and six months ended June 30, 2020 and 2019, such derivatives were used to hedge a portion of the variable cash flows associated with existing variable-rate debt.

The Interest Rate Swap Agreements were designated as cash flow hedges of interest rate risk. The changes in the fair value of derivatives designated and that qualify as cash flow hedges were recorded in accumulated other comprehensive (loss) income and were subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive (loss) income related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company did not have any derivative financial instruments outstanding as of June 30, 2020.  The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheet as of December 31, 2019:

	Liability Derivatives
	As of December 31, 2019
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	(In thousands)
Interest rate swap agreements	Other liabilities	$2,156

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive (Loss) Income

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships:	(In thousands)
Loss recognized in accumulated other comprehensive (loss) income	$(26)	$(3,572)	$(370)	$(5,525)
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	$1,199	$(349)	$2,501	$(1,204)

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accumulated Other Comprehensive (Loss) Income

The following table reflects the changes in accumulated other comprehensive (loss) income, net of tax for the six months ended June 30, 2020:

(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive (loss) income:	(In thousands)
Accumulated other comprehensive loss at December 31, 2019	$(1,559)
Other comprehensive loss before reclassifications	(271)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,830
Change in other comprehensive (loss) income, net of tax	1,559
Accumulated other comprehensive (loss) income at June 30, 2020	$—

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

Of the Company’s long-term obligations, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of June 30, 2020 and December 31, 2019 and the Senior Secured Notes are classified in Level 1 of the fair value hierarchy as of June 30, 2020. The fair value of the Term B-5 Loans approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Secured Notes was determined using quoted prices in active markets for identical instruments.

As of December 31, 2019, the Company determined that the majority of the inputs used to value its derivative financial instruments using the income approach fell within Level 2 of the fair value hierarchy. The Company used readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement, also requires consideration of credit risk in the valuation. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it was not considered a significant input and the derivatives were classified as Level 2.  The Company did not have any derivative financial instruments outstanding as of June 30, 2020.

The Company did not have any assets measured on a recurring basis at fair value as of June 30, 2020. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of June 30, 2020:

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2020
Liabilities:	(In thousands)
Long-term obligations (a)	$231,197	$1,811,131	$—	$2,042,328

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.5 million and long-term debt of $2.007 billion as of June 30, 2020.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any assets measured on a recurring basis at fair value as of December 31, 2019. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2019:

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

9. RELATED-PARTY TRANSACTIONS

In March 2017, the Company entered into the ZHG Agreements with Zhonghong Holding, an affiliate of Zhonghong Zhuoye Group Co., Ltd., who at the time owned approximately 21% of the outstanding shares of the Company.  In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed. See Note 1–Description of Business and Basis of Presentation for further details including amounts recorded as revenue in the six months ended June 30, 2019 related to the ZHG Agreements.

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

See Note 12–Stockholder’s Equity for further details.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Securities Class Action Lawsuits

The Company has received final court approval of settlement of a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC).  The settlement required the Company to pay $65.0 million for claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the costs of administration and legal fees and expenses. The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant. During the year ended December 31, 2019, the Company recorded $32.1 million of legal settlement charges, net of insurance recoveries, related to this case, which was paid during the six months ended June 30, 2020.

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, Case No. 3:18-cv-01276-L-BLM, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers (collectively, the “Defendants”).  The plaintiffs, which are investment funds managed by a common adviser (collectively, the “Plaintiffs”) allege, among other things, that the Defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business.  The complaint further alleges that such statements were made to induce Plaintiffs to purchase common stock of the Company at artificially-inflated prices and that Plaintiffs suffered investment losses as a result.  The Plaintiffs are seeking unspecified compensatory damages and other relief.  On October 19, 2018, Defendants moved for partial dismissal of the complaint.  On February 7, 2019, the Court granted Defendants’ motion and dismissed Plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements.  On May 1, 2019, Defendants filed their answer to Plaintiffs’ complaint.  On July 1, 2019, the parties filed a joint motion for a stay of all proceedings in the case pending the resolution of the motion for summary judgment filed by Defendants in the related securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al. described above.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit. While there can be no assurance regarding the ultimate outcome of this lawsuit, the Company believes that any potential loss would not be material.

Shareholder Derivative Lawsuit

The Company has received final court approval of a settlement of a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437 that was filed in the Court of Chancery of the State of Delaware against, among others, the then Chairman of the Company’s Board, certain of the Company’s executive officers, directors and shareholders, and Blackstone.  The Company was a “Nominal Defendant” in the lawsuit.  Pursuant to the settlement, the Company received $12.5 million of insurance proceeds from its insurers and will adopt certain corporate governance modifications.   During the six months ended June 30, 2020, the Company recorded a legal settlement gain of $12.5 million related to insurance proceeds received in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Consumer Lawsuit

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc. Civil Case No. 15-cv-02172-JSW, (the “Anderson Matter”).  The putative class consisted of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  The complaint (as amended) alleges causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  The complaint seeks restitution, equitable relief, attorneys’ fees and costs.

On May 23, 2018, the plaintiffs represented to the Court that they would not be filing a motion for class certification.  The case is no longer a class action.  It continues to be prosecuted by certain plaintiffs for individual restitution in a nominal amount and injunctive relief.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Court bifurcated the trial of the case into two phases: the plaintiffs’ standing to sue and the merits of their claims.  Before the first phase of the trial, plaintiff Anderson dismissed all claims against the Company.  The standing trial with regard to the remaining plaintiffs took place in March of 2020. The Court took the matter under advisement and has not yet ruled.  The Court has vacated the dates for the trial on the merits which was previously scheduled for April 27, 2020.  If the Court rules that the remaining plaintiffs have no standing to sue, judgment will be entered in favor of the Company.  If the Court rules they have standing, the case will proceed with the second phase of the trial.

The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously.  While there can be no assurance regarding the ultimate outcome of this lawsuit, the Company believes any such potential loss would not be material.

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

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) no later than mid-2021 and minimum annual capital and marketing thresholds.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of June 30, 2020, the Company estimates the combined remaining obligations for these commitments could be up to approximately $45.0 million over the remaining term of the agreement. In October 2019, the Company announced that it will convert Aquatica San Diego into its second Sesame Place Standalone Park in the spring of 2021. While construction began in the fall of 2019, it was temporarily paused due to the COVID-19 pandemic. The Company is currently evaluating when this park will open.  Separately, due to the extended park closures in California, the Company has determined it will not reopen its Aquatica San Diego park in 2020.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Equity compensation expense included in operating expenses	$674	$676	$(1,077)	$2,033
Equity compensation expense included in selling, general and administrative expenses	2,646	3,408	796	5,249
Total equity compensation expense	$3,320	$4,084	$(281)	$7,282

The credit in equity compensation expense for the six months ended June 30, 2020 primarily relates to certain performance vesting restricted units which are no longer considered probable of vesting and also includes the reversal of expense related to outstanding unvested equity awards previously held by the Company’s former chief executive officer which were forfeited in connection with his departure.  See Long-term Incentive Performance Restricted Awards section which follows for further details.

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7.8 million shares are available for future issuance as of June 30, 2020. The Company has outstanding time restricted awards, performance restricted awards and incentive stock options.

During the three months ended June 30, 2020, in connection with a review of compensation matters, the Compensation Committee of the Board of Directors (the “Board”), approved grants of approximately 1.2 million restricted stock units designed to recognize certain employees for their contributions and continued expected contributions to the Company and its long term goals during the global COVID-19 pandemic. The weighted-average grant date fair value of the restricted stock units was $11.07 per share. The restricted stock units will vest 50% on each of the first two anniversaries of the grant date, subject to the recipient’s continued employment on each such vesting date.

Bonus Performance Restricted Units

The Company had an annual bonus plan for the fiscal year ended December 31, 2019 (“Fiscal 2019”), under which certain employees were eligible to vest in performance vesting restricted units (the “Bonus Performance Restricted Units”) based upon the Company’s achievement of certain performance goals with respect to Fiscal 2019.  Separately, certain equity awards granted in October 2019 (the “Supplemental Grant”) were also eligible to vest based on achievement of specific performance goals with respect to Fiscal 2019.  Based on the Company’s actual Fiscal 2019 results, a portion of these Bonus Performance Restricted Units and the Supplemental Grant vested in the six months ended June 30, 2020 in accordance with their terms.

Long-term Incentive Performance Restricted Awards

During the six months ended June 30, 2020, a portion of previously granted long-term incentive performance restricted awards related to completed performance periods vested.  The remaining outstanding long-term incentive performance restricted awards related to future performance periods are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

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

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, a portion of its performance-vesting restricted awards were no longer considered probable of vesting as of June 30, 2020; therefore, equity compensation expense was adjusted accordingly.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

12. STOCKHOLDERS’ EQUITY

As of June 30, 2020, 94,408,378 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which excludes 119,985 unvested shares of common stock and 3,095,459 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 16,260,248 shares of treasury stock held by the Company.

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

During the three months ended June 30, 2019, the Company completed a share repurchase of 5,615,874 shares (see discussion relating to the SEAS Repurchase in Note 9–Related Party Transactions for further details). On August 2, 2019, the Board approved a replenishment to the Share Repurchase Program of $150.0 million, bringing the total amount authorized for future share repurchases back up to $250.0 million.

During the six months ended June 30, 2020, prior to the COVID-19 temporary park closures, the Company completed a share repurchase of 469,785 shares for an aggregate total of approximately $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of June 30, 2020. In connection with Amendment No. 12 to the Company’s Amended Credit Agreement, the Company is restricted from paying any dividends or making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met (see Note 6–Long-Term Debt).

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

Recent Developments

Impact of Global COVID-19 Pandemic

Since the global COVID-19 pandemic began we have taken proactive measures for the safety of our guests, employees and animals, to appropriately manage costs and expenditures, and to provide liquidity in response to COVID-19. See further discussion concerning the proactive measures we have taken in Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In response to the global COVID-19 pandemic, and in compliance with government restrictions, we temporarily closed all of our theme parks, effective March 16, 2020. Beginning in June 2020, we began the phased reopening of some of our parks with capacity limitations, reduced hours of operation and/or reduced operating days.  In particular, on June 6, our Aquatica park in Texas reopened; on June 11, all five of our Florida parks reopened; on June 19, our SeaWorld park in Texas reopened; on July 24, our Sesame Place park in Pennsylvania reopened; and on August 6, our Busch Gardens park in Virginia reopened.  We continue to monitor guidance from, and engage with, federal, state and local authorities to determine when we can reopen in California.  We do not currently plan to open our Aquatica water park in San Diego or our Water Country USA water park in Williamsburg this year.

We have implemented enhanced health and safety protocols for our open parks including capacity limitations, increased cleaning and sanitizing, physical distancing practices, face covering requirements and temperature screening of both guests and employees.  Additionally, we have introduced an online reservation system to help manage capacity and we are managing the number of operating days by park to optimize cash flow.  We also continue our focus on cost reduction initiatives and have identified and executed on additional cost efficiencies during the closure period which we are implementing as the parks reopen including optimizing labor through more efficient staffing.

Attendance since the parks reopened has been impacted by capacity limitations, fewer operating days per week versus the prior year, limited marketing spend and a limited events line-up. Despite the limitations, total attendance at reopened parks that have been opened for at least 30 days has increased 15% on a same park basis from the week ended June 28 (the first full week these parks were open) to the week ended August 2, 2020. We believe attendance trends compared to the prior year will strengthen as we begin to re-introduce special events, interactive experiences and other in-park offerings which were temporarily suspended.  Additionally, we have significantly curtailed marketing spend during the initial reopening phase and we expect a measured ramp-up in marketing spend will also support further attendance growth.

For other factors concerning the global COVID-19 pandemic, see the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Leadership Changes

Effective April 4, 2020, Sergio D. Rivera resigned from his position of Chief Executive Officer and as a member of our Board.  As a result, the Board appointed Marc G. Swanson, our Chief Financial Officer and Treasurer, to serve as Interim Chief Executive Officer and Elizabeth C. Gulacsy, our Chief Accounting Officer, to serve as Interim Chief Financial Officer and Treasurer in addition to her role of Chief Accounting Officer. Also on April 4, 2020, the Board appointed Walter Bogumil to serve as Chief Operating Officer. Mr. Rivera was not entitled to any severance benefits in connection with his departure and forfeited his outstanding equity awards.

Principal Factors and Trends Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission and per capita spending for culinary, merchandise and other in-park products. We define attendance as the number of guest visits. Attendance drives admissions revenue as well as total in-park spending. Admissions revenue primarily consists of single-day tickets, annual passes (which generally expire after a 12 month term), season passes (including our fun card products and, collectively with annual passes, referred to as “passes” or “season passes”) or other multi-day or multi-park admission products.  Revenue from these admissions products are generally recognized based on attendance.  Certain pass products are purchased through monthly installment arrangements which allow guests to pay over the product’s initial commitment period.  Once the initial commitment period is reached, these products transition to a month to month basis providing these guests access to specific parks on a monthly basis with related revenue recognized monthly when the parks are open.  During the period each park was temporarily closed due to the COVID-19 pandemic, which started on March 16, 2020, we did not recognize revenue from the closed park's admission products.

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

See further discussion in the “Results of Operations” section which follows or Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Attendance

The level of attendance in our theme parks is generally a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, marketing and sales efforts, awareness and type of ticket and park offerings, travel patterns of both our domestic and international guests, fluctuations in foreign exchange rates and global and regional economic conditions, consumer confidence, the external perceptions of our brands and reputation, industry best practices and perceptions as to safety. The external perceptions of our brands and reputation have at times impacted relationships with some of our business partners, including certain ticket resellers that have terminated relationships with us and other zoological-themed attractions.  As a result of the COVID-19 pandemic, we believe the level of attendance in our theme parks could also be impacted by public concerns over the COVID-19 pandemic, the number of reported local cases of COVID-19, travel restrictions, federal, state and local regulations related to public places, limits on social gatherings and overall public safety sentiment. We continuously monitor factors impacting our attendance, making strategic marketing and sales adjustments as necessary.

Attendance patterns on a quarterly basis have historically had significant seasonality, driven by the timing of holidays, school vacations, calendar shifts in the number of weekend days in a quarter and weather conditions; in addition, seven of our theme parks are seasonal and only open for part of the year.

Costs and Expenses

Historically, the principal costs of our operations are employee wages and benefits, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include fixed operating costs, competitive wage pressures including minimum wage legislation, commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels, among other factors.

During the six months ended June 30, 2020, in connection with a previously disclosed legal settlement, we recorded a gain of  $12.5 million which is included as a reduction to selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss included elsewhere in this Quarterly Report on Form 10-Q.  See Note 10–Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

We remain committed to continuous improvement and regularly evaluate operations to evaluate that we are properly organized for performance and efficiency.  As part of these ongoing efforts, during the six months ended June 30, 2019, we recorded approximately $2.6 million in pre-tax charges primarily consisting of severance and other termination benefits related to positions eliminated in 2019, which is included in severance and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income included elsewhere in this Quarterly Report on Form 10-Q.

As a result of the park closures related to the COVID-19 pandemic, costs and expenses for the three and six months ended June 30, 2020, are not necessarily indicative of costs and expenses for the year ending December 31, 2020 or any future period. See the “Impact of Global COVID-19 Pandemic” section for further details. For other factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are typically generated in the second and third quarters of the year and we generally incur a net loss in the first and fourth quarters. The percent mix of revenues by quarter has been relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our five theme parks which have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional summer vacation months could also impact attendance patterns. The COVID-19 pandemic has impacted the seasonality of our business for the first half of 2020 and it is difficult to estimate how the COVID-19 pandemic will impact seasonality for the rest of the year. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended June 30, 2020 and 2019. The COVID-19 pandemic has materially impacted our revenue and results of operations for the three and six months ended June 30, 2020.  See “Attendance” and “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table presents key operating and financial information for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended
	June 30,		Variance
	2020	2019	$	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$9,775	$227,828	$(218,053)	(95.7%)
Food, merchandise and other	8,251	178,164	(169,913)	(95.4%)
Total revenues	18,026	405,992	(387,966)	(95.6%)
Costs and expenses:
Cost of food, merchandise and other revenues	1,153	32,006	(30,853)	(96.4%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	59,049	170,398	(111,349)	(65.3%)
Selling, general and administrative expenses	21,104	67,205	(46,101)	(68.6%)
Severance and other separation costs	9	66	(57)	(86.4%)
Depreciation and amortization	37,941	40,053	(2,112)	(5.3%)
Total costs and expenses	119,256	309,728	(190,472)	(61.5%)
Operating (loss) income	(101,230)	96,264	(197,494)	NM
Other income, net	(1)	(79)	78	98.7%
Interest expense	21,908	21,803	105	0.5%
(Loss) income before income taxes	(123,137)	74,540	(197,677)	NM
Provision for income taxes	7,892	21,889	(13,997)	(63.9%)
Net (loss) income	$(131,029)	$52,651	$(183,680)	NM
Other data:
Attendance	272	6,463	(6,191)	(95.8%)
Total revenue per capita	$66.27	$62.82	$3.45	5.5%
Admission per capita	$35.94	$35.25	$0.69	2.0%
In-park per capita spending	$30.33	$27.57	$2.76	10.0%

Admissions revenue. Admissions revenue for the three months ended June 30, 2020 decreased $218.1 million, or 95.7%, to $9.8 million as compared to $227.8 million for the three months ended June 30, 2019. The decline in admissions revenue was primarily a result of a decrease in attendance of approximately 6.2 million guests, or 95.8%, slightly offset by an increase in admission per capita.  Attendance declined largely due to fact that all of our parks were closed for the vast majority of the quarter.  Admission per capita increased by 2.0% to $35.94 for the three months ended June 30, 2020 compared to $35.25 in the comparable prior year quarter.  Admission per capita increased primarily due to the realization of higher prices across admission products, partially offset by the net impact of attendance mix related to higher pass attendance when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2020 decreased $169.9 million, or 95.4%, to $8.3 million as compared to $178.2 million for the three months ended June 30, 2019. The decrease results primarily from the decline in attendance discussed above, slightly offset by an increase in in-park per capita spending.  In-park per capita spending increased by 10.0% to $30.33 in the second quarter of 2020 compared to $27.57 in the second quarter of 2019.  In-park per capita spending improved primarily due to increased sales of certain in-park products and higher realized prices and fees, partially offset by reduced in-park offerings during the quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2020 decreased by $30.9 million, or 96.4%, to $1.2 million as compared to $32.0 million for the three months ended June 30, 2019. These costs represent 14.0% and 18.0% of the related revenue earned for the three months ended June 30, 2020 and 2019, respectively, and were impacted by the decline in attendance and related park closures.

Operating expenses. Operating expenses for the three months ended June 30, 2020 decreased by $111.3 million, or 65.3%, to $59.0 million as compared to $170.4 million for the three months ended June 30, 2019.  The decrease largely results from a reduction in labor-related costs due primarily to furloughs resulting from the COVID-19 temporary park closures. Operating expenses also declined due to a reduction in nonessential operating costs which were deferred or eliminated due to the park closures as well as other cost savings initiatives.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2020 decreased $46.1 million, or 68.6%, to $21.1 million as compared to $67.2 million for the three months ended June 30, 2019.   The decrease primarily relates to the following: (i) a reduction in marketing and media related costs due to the COVID-19 temporary park closures; (ii) a decline in third-party consulting costs; (iii) a decrease in legal costs and (iv) the impact of cost savings initiatives.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2020 declined by $2.1 million, or 5.3%, to $37.9 million as compared to $40.1 million for the three months ended June 30, 2019. The decrease relates to the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the three months ended June 30, 2020 increased $0.1 million, or 0.5%, to $21.9 million as compared to $21.8 million for the three months ended June 30, 2019. The increase primarily relates to additional interest related to the Senior Secured Notes issued in April 2020, a higher outstanding balance on our Revolving Credit Facility during the three months ended June 30, 2020 and the impact of interest rate swap agreements, which expired in May 2020, partially offset by the impact of decreased LIBOR rates. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details on our long-term debt.

Provision for income taxes. The provision for income taxes in the three months ended June 30, 2020 was $7.9 million compared to $21.9 million for the three months ended June 30, 2019.  Our consolidated effective tax rate was -6.4% for the three months ended June 30, 2020 compared to 29.4% for the three months ended June 30, 2019.  The effective tax rate decreased primarily due to a non-cash valuation allowance adjustment on federal and state net operating loss carryforwards, a valuation allowance adjustment on federal tax credits and charitable contributions, changes in state tax rates, and other permanent items including equity-based compensation.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table presents key operating and financial information for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30,		Variance
	2020	2019	$	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$100,281	$356,741	$(256,460)	(71.9%)
Food, merchandise and other	71,306	269,826	(198,520)	(73.6%)
Total revenues	171,587	626,567	(454,980)	(72.6%)
Costs and expenses:
Cost of food, merchandise and other revenues	14,257	49,219	(34,962)	(71.0%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	192,048	320,283	(128,235)	(40.0%)
Selling, general and administrative expenses	48,058	109,969	(61,911)	(56.3%)
Severance and other separation costs	74	2,632	(2,558)	(97.2%)
Depreciation and amortization	75,954	79,503	(3,549)	(4.5%)
Total costs and expenses	330,391	561,606	(231,215)	(41.2%)
Operating income	(158,804)	64,961	(223,765)	NM
Other income, net	(13)	(52)	39	75.0%
Interest expense	41,061	42,600	(1,539)	(3.6%)
(Loss) income before income taxes	(199,852)	22,413	(222,265)	NM
(Benefit from) provision for income taxes	(12,304)	6,782	(19,086)	NM
Net (loss) income	$(187,548)	$15,631	$(203,179)	NM
Other data:
Attendance	2,591	9,802	(7,211)	(73.6%)
Total revenue per capita	$66.22	$63.92	$2.30	3.6%
Admission per capita	$38.70	$36.39	$2.31	6.3%
In-park per capita spending	$27.52	$27.53	$(0.01)	(0.0%)

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the six months ended June 30, 2020 decreased $256.5 million, or 71.9%, to $100.3 million as compared to $356.7 million for the six months ended June 30, 2019. The decline in admissions revenue was primarily a result of a decrease in attendance of approximately 7.2 million guests, or 73.6%, partially offset by an increase in admission per capita.  Attendance declined due to the temporary park closures, beginning on March 16, 2020, resulting from the global COVID-19 pandemic.  Admission per capita increased by 6.3% to $38.70 for the six months ended June 30, 2020 compared to $36.39 for the six months ended June 30, 2019.  Admission per capita increased primarily due to the realization of higher prices in admission products, partially offset by the net impact of attendance mix related to higher pass attendance when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2020 decreased $198.5 million, or 73.6%, to $71.3 million as compared to $269.8 million for the six months ended June 30, 2019. The decrease largely results from the decline in attendance discussed above. In-park per capita spending was relatively flat at $27.52 for the six months ended June 30, 2020 compared to $27.53 for the six months ended June 30, 2019.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2020 decreased $35.0 million, or 71.0%, to $14.3 million as compared to $49.2 million for the six months ended June 30, 2019.  These costs represent 20.0% and 18.2% of the related revenue earned for the six months ended June 30, 2020 and 2019, respectively, and were impacted by the decline in attendance and related park closures.

Operating expenses. Operating expenses for the six months ended June 30, 2020 decreased by $128.2 million, or 40.0%, to $192.0 million as compared to $320.3 million for the six months ended June 30, 2019.  The decrease largely results from the following:  (i) a reduction in labor-related costs due primarily to the COVID-19 temporary park closures; (ii)  a reduction in other nonessential operating costs which were deferred or eliminated due to the park closures; (iii) a decrease in non-cash equity compensation expense related primarily to the reversal of certain performance vesting restricted units which were no longer considered probable of vesting; and (iv) the impact of other cost savings initiatives.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2020 decreased $61.9 million, or 56.3%, to $48.1 million as compared to $110.0 million for the six months ended June 30, 2019.  The decrease primarily relates to the following: (i) a reduction in marketing and media related costs due to the COVID-19 temporary park closures; (ii) a decrease in legal costs due to a previously disclosed legal settlement gain of $12.5 million related to insurance proceeds received in the first quarter of 2020; (iii) a decline in third-party consulting costs (iv) a decrease in non-cash equity compensation expense, primarily related to the reversal of equity compensation, as mentioned above, and also includes the reversal of equity compensation expense related to outstanding unvested equity awards previously held by the Company’s former chief executive officer; and (v) the impact of cost savings initiatives. See Note 10–Commitments and Contingencies and Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.

Severance and other separation costs. Severance and other separation costs for the six months ended June 30, 2019 primarily relates to severance and other expenses for positions which were eliminated in 2019.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2020 decreased $3.5 million, or 4.5%, to $76.0 million as compared to $79.5 million for the six months ended June 30, 2019. The decrease relates to the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the six months ended June 30, 2020 decreased $1.5 million, or 3.6%, to $41.1 million as compared to $42.6 million for the six months ended June 30, 2019. The decrease primarily relates to decreased LIBOR rates, partially offset by a higher outstanding balance on our Revolving Credit Facility during the six months ended June 30, 2020, the impact of interest rate swap agreements, which expired in May 2020 and additional interest related to the Senior Secured Notes issued in April 2020. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

(Benefit from) provision for income taxes. The benefit from income taxes for the six months ended June 30, 2020 was $12.3 million compared to a provision for income taxes of $6.8 million for the six months ended June 30, 2019.  Our consolidated effective tax rate was 6.2% for the six months ended June 30, 2020 compared to 30.3% for the six months ended June 30, 2019.  The effective tax rate decreased primarily due to a non-cash valuation allowance adjustment on federal and state net operating loss carryforwards, a valuation allowance adjustment on federal tax credits and charitable contributions, changes in state tax rates, and other permanent items including equity-based compensation. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

On August 5, 2020, we closed on a private offering of $500.0 million aggregate principal amount of 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Notes”).  We intend to use the proceeds from the issuance of the Second-Priority Senior Notes to repay outstanding borrowings under our Revolving Credit Facility and for working capital and other general corporate purposes.

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and share repurchases, when permitted. As of June 30, 2020, we had a working capital ratio (defined as current assets divided by current liabilities) of 1.3, due in part to our outstanding cash balance at June 30, 2020.  Historically, we typically operate with a working capital ratio less than 1 due to significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

Due to the adverse impact of the COVID-19 temporary park closures, which started on March 16, 2020, and the limited reopening with reduced operating days and capacity of our Florida and Texas parks in June, we generated negative cash flows from operating activities for the six months ended June 30, 2020. See the “Impact of Global COVID-19 Pandemic” section and the “Our Indebtedness” section for further details concerning the proactive measures we have taken to address liquidity in response to the COVID-19 pandemic. For other factors concerning the global COVID-19 pandemic, see the “Risk Factors” section in this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2020, prior to the COVID-19 temporary park closures, we completed a share repurchase of 469,785 shares for an aggregate total of approximately $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of June 30, 2020. In connection with Amendment No. 12 to the Amended Credit Agreement, we are restricted from paying any dividends or making other restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met.  The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 6–Long-Term Debt and Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Other

We believe that existing cash and cash equivalents and available borrowings under our revolving credit facility will be adequate to meet the capital expenditures and working capital requirements of our operations for at least the next 12 months.

The following table presents a summary of our cash flows (used in) provided by operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2020	2019
	(Unaudited, in thousands)
Net cash (used in) provided by operating activities	$(68,326)	$167,386
Net cash used in investing activities	(53,699)	(112,790)
Net cash provided by (used in) financing activities	458,273	(44,784)
Net increase in cash and cash equivalents, including restricted cash	$336,248	$9,812

Cash Flows from Operating Activities

Net cash used in operating activities was $68.3 million during the six months ended June 30, 2020 as compared to net cash provided by operating activities of $167.4 million during the six months ended June 30, 2019.  Net cash (used in) provided by operating activities was primarily impacted by the decline in revenue due to the temporary park closures.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the six months ended June 30, 2020 consisted primarily of capital expenditures of $53.7 million largely related to future attractions. Net cash used in investing activities during the six months ended June 30, 2019 consisted primarily of $112.7 million of capital expenditures largely related future attractions.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Six Months Ended June 30,
	2020	2019
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$45,840	$100,271
Expansion/ROI projects(b)	7,859	12,467
Capital expenditures, total	$53,699	$112,738
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, and revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow. See the “Impact of Global COVID-19 Pandemic” section for further details regarding proactive measures we have taken starting in March 2020 relating to our capital expenditures including delaying the opening of certain new rides to 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020 results primarily from net draws on our revolving credit facility of $261.0 million and net proceeds from our Senior Notes offering of $222.3 million, partially offset by $12.4 million used to repurchase shares and repayments of $7.8 million on our long-term debt. Net cash used in financing activities during the six months ended June 30, 2019 results primarily from $150.0 million used to repurchase shares and repayments of $7.8 million on our long-term debt, partially offset by a net draw on our revolving credit facility of $115.0 million which was primarily used for the share repurchase.  See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below.  As of June 30, 2020, our indebtedness consisted of senior secured credit facilities and senior secured notes (“Senior Notes”).

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Amended Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). On March 10, 2020, SEA entered into an amendment, Amendment No. 10 (the “Amendment No. 10”) to its Amended Credit Agreement. Pursuant to Amendment No. 10, SEA increased the revolving credit commitments available under the Amended Credit Agreement from $210.0 million to an aggregate of $332.5 million.  On April 19, 2020, SEA entered into another amendment, Amendment No. 11, (the “Amendment No. 11”) to the credit agreement governing the Senior Secured Credit Facilities to amend certain covenant provisions therein.  On July 29, 2020, SEA entered into another amendment, Amendment No. 12, (the “Amendment No. 12”) to its Amended Credit Agreement to further amend certain provisions therein. See “Covenant Compliance” discussion which follows.

As of June 30, 2020, our Senior Secured Credit Facilities consisted of $1.5 billion in Term B-5 Loans which will mature on March 31, 2024, along with a $332.5 million Revolving Credit Facility, of which $311.0 million was drawn upon as of June 30, 2020.  Additionally, as of June 30, 2020, SEA had approximately $21.2 million of outstanding letters of credit, leaving no remaining amount available for borrowing under the Revolving Credit Facility.

Senior Secured Notes

On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 (the “Senior Notes”).  Net of expenses related to the offering of the Senior Notes and Amendment No. 11 to the Amended Credit Agreement, we expect to use the proceeds from the issuance of the Senior Notes for working capital and other general corporate purposes.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details concerning our long-term debt.

Second-Priority Senior Secured Notes

On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Notes”).  Net of expenses related to the offering of the Second-Priority Senior Notes and Amendment No. 12 to the Credit Agreement, we intend to use the proceeds from the issuance of the Second-Priority Senior Notes to repay outstanding borrowings under the Revolving Credit Facility and for working capital and other general corporate purposes.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details concerning our long-term debt.

Covenant Compliance

As of June 30, 2020, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

The Revolving Credit Facility requires that the Company comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility.  Pursuant to Amendment No. 12, among other terms, SEA will be exempt from complying with its first lien secured leverage ratio covenant through the end of 2021, after which SEA will be required to comply with such covenants starting at the first quarter of 2022. For purposes of calculating compliance with such covenant, unless a Triggering Event occurs (as defined in Amendment No. 12), beginning with the first quarter of 2022, to the extent trailing Adjusted EBITDA (as defined in Amendment No. 12) for the second, third or fourth quarters of 2021 would have otherwise been included in the calculation of such covenant, in lieu of using actual Adjusted EBITDA for such periods, Adjusted EBITDA for such applicable periods will be deemed to be Adjusted EBITDA (as defined in Amendment No. 12) for the corresponding quarter of 2019.

See Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements for further details relating to the calculation beginning in the first quarter of 2022. In addition, SEA will be required to comply with a quarterly minimum liquidity test (defined as unrestricted cash and cash equivalents and available commitments under the Revolving Credit Facility) of not less than $75.0 million until the earlier of September 30, 2022 or the date on which the Company elects to use actual Adjusted EBITDA for purposes of calculating its financial maintenance covenant.

See Note 6–Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Adjusted EBITDA

Under the credit agreement governing the Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on “Adjusted EBITDA”.  The Senior Secured Credit Facilities defines “Adjusted EBITDA” as net income before interest expense, income tax expense, depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the Senior Secured Credit Facilities, subject to certain limitations. Adjusted EBITDA as defined in the Senior Secured Credit Facilities is consistent with our reported Adjusted EBITDA.  We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate companies in the industry.  In addition, the presentation of Adjusted EBITDA for the last twelve months provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Senior Secured Credit Facilities.  Adjusted EBITDA is a material component of these covenants. See the “Our Indebtedness-Covenant Compliance” section for further details.

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

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net (loss) income for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2020	2019	2020	2019	2020
	(Unaudited, in thousands)
Net (loss) income	$(131,029)	$52,651	$(187,548)	$15,631	$(113,703)
Provision for (benefit from) income taxes	7,892	21,889	(12,304)	6,782	20,442
Interest expense	21,908	21,803	41,061	42,600	82,639
Depreciation and amortization	37,941	40,053	75,954	79,503	157,008
Equity-based compensation expense (a)	3,320	4,084	(281)	7,282	3,543
Loss on impairment or disposal of assets and certain non-cash expenses(b)	1,035	683	1,420	792	3,826
Business optimization, development and strategic initiative costs (c)	264	3,884	2,299	8,992	21,176
Certain investment costs and other taxes (d)	560	4,412	662	4,462	1,256
Other adjusting items (e)	4,271	215	(5,954)	46	29,954
Adjusted EBITDA (f)	$(53,838)	$149,674	$(84,691)	$166,090	$206,141
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (g)					4,500
Adjusted EBITDA, after cost savings (h)					$210,641

(a)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation.  For the six and twelve months ended June 30, 2020, includes a reversal of equity compensation for certain performance vesting restricted units which are no longer considered probable of vesting.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals.  For the twelve months ended June 30, 2020, primarily reflects asset write-offs related to certain rides and equipment which were removed from service.

(c)

For the six months ended June 30, 2020, reflects business optimization, development and other strategic initiative costs primarily related to $1.9 million of third party consulting costs.  For the three and six months ended June 30, 2019, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $3.6 million and $5.9 million, respectively, of third party consulting costs and (ii) $0.1 million and $2.6 million, respectively, of severance and other employment costs associated with positions eliminated.  For the twelve months ended June 30, 2020, reflects business optimization, development and other strategic initiative costs primarily related to $18.0 million of third party consulting costs and $1.6 million of severance and other employment costs.

(d)

For the three and six months ended June 30, 2019, $4.3 million relates to expenses associated with the previously disclosed transfer of shares and HP agreements. See Note 9-Related Party Transactions in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(e)

Reflects the impact of certain expenses, net of insurance recoveries and adjustments, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.  For the three, six and twelve months ended June 30, 2020, includes approximately $3.9 million in incremental nonrecurring costs directly associated with the COVID-19 global pandemic, primarily due to incremental labor-related costs to prepare the parks for reopening with enhanced safety measures, incremental third-party consulting costs related to our COVID-19 response and safety communication strategies and initial purchases of personal protective equipment.  For the six and twelve months ended June 30, 2020, includes $12.5 million of insurance proceeds related to a legal settlement gain as previously disclosed. For the twelve months ended June 30, 2020, also includes approximately $32.1 million related to a legal settlement charge, net of insurance recoveries, as previously disclosed. See Note 10-Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K other than long-term debt and interest obligations pursuant to our Senior Notes offering which closed on April 30, 2020 and Amendment No. 10 to our Amended Credit Agreement. As a result, our total long-term debt obligations as of June 30, 2020, not including any possible prepayments, are as follows for the remainder of 2020, 2021-2022, 2023-2024 and 2025, respectively (in thousands): $7,753; $31,010; $1,772,368; and $227,500. Our estimated future interest payments based on interest rates in effect at June 30, 2020 are as follows for the remainder of 2020, 2021-2022, 2023-2024 and 2025, respectively (in thousands): $44,687; $177,170; $120,796; and $9,844. Interest obligations also include letter of credit and commitment fees for the used and unused portions of our Revolving Credit Facility assuming payoff at maturity and excluding any possible principal prepayments.

Subsequent to June 30, 2020, we entered into Amendment No. 12 to the Amended Credit Agreement and we issued $500.0 million in second-priority senior secured notes. See Note 6-Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

See the “Impact of Global COVID-19 Pandemic” section for further details regarding proactive measures we have taken starting in March 2020 relating to our capital expenditures including delaying the opening of certain new rides to 2021.

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

Goodwill, Other Indefinite-Lived Intangible Assets and Other Long-Lived Assets

As of June 30, 2020, we determined that due to the temporary park closures effective March 16, 2020 resulting from the global COVID-19 pandemic, a triggering event had occurred that required an interim impairment assessment for goodwill and other indefinite-lived intangible assets. We performed a qualitative impairment analysis which included certain judgements and assumptions related to the impact of the park closures, reopening time frames and expected attendance levels upon reopening and determined that, based on the significant excess fair values over carrying values that previously existed, there was no impairment as of June 30, 2020 related to these assets.  Additionally, using similar assumptions, we evaluated certain other long-lived assets, including our right of use assets for impairment as of June 30, 2020.  We compared the estimated undiscounted net cash flows of our long-lived and right of use assets to their respective carrying values. Based on the results of the analysis and our intent and ability to retain value and use for a period of time sufficient to allow for any anticipated recovery in market conditions, we concluded that the estimated undiscounted net cash flows for these assets exceeded its carrying value and therefore, no impairment of other long-lived assets had occurred as of June 30, 2020.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2020.

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

We previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt.  During the three months ended June 30, 2020, our interest rate swap agreements expired, as such, we did not have any derivative instruments outstanding as of June 30, 2020.  We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At June 30, 2020, approximately $1.8 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $311.0 million, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $9.3 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $6.2 million.

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

In response to the global COVID-19 pandemic, quarantines, significant travel warnings and restrictions, social distancing rules, curfews and shelter-in-place have been implemented and may be re-implemented pursuant to federal, state and local orders and mandates. Effective March 16, 2020, we temporarily closed all of our theme parks and therefore, did not generate revenue from our parks during the closure period. Although some of our parks have been permitted to re-open with limited capacity, the extent and duration of any negative impacts over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time. It is also impossible to predict  the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel and consumer behavior. It is possible that the spread of the COVID-19,  the resulting economic and societal impact, social distancing or other safety requirements existing today or that may be implemented will reduce our guests’ interest or ability to visit our theme parks. The COVID-19 pandemic and the actions taken in response, pose the risk that we or our employees, contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Restrictions on travel, quarantines and other measures imposed in response to the COVID-19 pandemic, as well as ongoing concern regarding the virus’ potential impact, have had and will likely continue to have a negative effect on economies and financial markets, including supply chain shortages and additional business disruptions. Any such impacts could have a material adverse effect on our business.

In response to our park closures, we took steps to minimize our cash outflows.  Some of these measures included, but are not limited to (i) deferring all capital projects other than a minimal amount of essential projects and maintenance; (ii) eliminating or deferring non-essential operating expenses while the parks were closed; (iii) eliminating substantially all advertising and marketing spend for closed parks; (iv) temporarily reducing Executive Officer base pay by 20%; (v) working with certain vendors and other business partners to manage, defer, and/or abate certain costs during the closure period; and (vi) initially furloughing approximately 95% of our employees upon closing all of our parks.  It is unclear if any of these actions could have a lasting negative impact on our relationships with vendors, current and/or future business partners or ambassadors or if the parks are forced to close again whether we will be able to achieve similar cost savings. We have been sued and may face additional lawsuits or damage to our reputation related to actions taken or not taken as a result of COVID-19 from current and/or future vendors, customers and/or ambassadors. The lawsuits could negatively impact our cash flows and results of operations. Also, another prolonged closure of our parks could materially impact our results, operations and financial condition. Additionally, due to the uncertainties created by the COVID-19 pandemic and the related impact on our business, we have made or may make future employment or restructuring decisions which may subject us to increased risks related to employment matters, including increased litigation and/or claims for severance or other benefits.

In March 2020, we increased borrowings under our revolving credit facility as a precautionary measure to increase our cash position and in April 2020 we issued $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 to raise capital and provide additional liquidity for a sustained period and to preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Additionally on April 19, 2020, we entered into an amendment to our Amended Credit Agreement to amend certain provisions therein (“Amendment No. 11”). As of June 30, 2020, total unrestricted cash and cash equivalents was approximately $375.7 million. On July 29, 2020, we entered into another amendment to our Amended Credit Agreement to further amend certain provisions therein (“Amendment No. 12”). Pursuant to Amendment No. 12, we will be exempt from complying with our first lien secured leverage ratio covenant through the end of 2021 and will be required to comply with a quarterly minimum liquidity coverage test (defined as unrestricted cash and cash equivalents and available commitments under the

Revolving Credit Facility) of not less than $75.0 million until the earlier of September 30, 2022 or the date we elect to use actual Adjusted EBITDA for purposes of calculating our financial maintenance covenant. There is no certainty we will be able to meet this test and failure to meet this test could result in events of default under our debt agreements, acceleration of our outstanding debt and materially affect our financial condition and results of operations.  On August 5, 2020, we closed on a second-priority senior secured notes offering of $500.0 million 9.500% second-priority senior secured notes due 2025 which provided us with net proceeds of approximately $489.7 million.

We cannot be certain that we will continue to have access to sufficient liquidity to meet our obligations for the time required to allow our cash generating operations to normalize. The effect of COVID-19 on the capital markets could significantly impact our cost of borrowing and the availability of capital to us. COVID-19 also makes it more challenging for management to estimate the future performance of our business or our liquidity needs, particularly over the near to medium term. We may not be able to obtain additional liquidity and any relief provided by lenders, governmental agencies, and business partners may not be adequate and may include onerous terms. If we are unable to generate revenues from our parks due to a prolonged period of closure or experience significant declines in business volumes upon reopening, our results, operations and financial condition may be negatively impacted.

We had never previously experienced a complete cessation of our operations, and as a consequence, our ability to be predictive regarding the impact of such a cessation on our operations and future prospects is uncertain. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near or longer-term financial or operational results with certainty. As we continue to make progress in the reopening of our theme parks, we may face additional costs and obstacles in complying with any new federal, state or local regulations or industry best practices established in response to the COVID-19 pandemic, re-integrating our furloughed employees and attracting guests who may not wish to travel or visit our theme parks for a prolonged period. In addition, any measures we take or may be required to take such as limiting capacity in our theme parks, enforcing social distancing requirements and / or  requiring masks, may negatively impact attendance at our theme parks. It is not possible to predict what steps, if any, we may be required to take if the COVID-19 pandemic worsens.  It is possible we could be forced to close some or all of our parks again. Any of these factors could have a material adverse effect on our revenue and results of operations. A single case of COVID-19 in a theme park could result in additional costs and further closures. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could significantly adversely affect our business. Furthermore, the effects of the pandemic on our business could be long-lasting and could continue to have adverse effects, some of which may be significant, and which may indefinitely impact our ability to operate our business in the traditional, pre-pandemic manner.

Our business also could be significantly affected should the disruptions caused by COVID-19 lead to systemic changes in consumer behavior. The outbreak of COVID-19 has significantly increased economic uncertainty. It is possible that the current outbreak or continued spread of COVID-19 could cause a global recession, which could further adversely affect our business, and such adverse effects may be material.

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

Any one or more of these factors could adversely affect attendance, revenue and per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations. Fluctuations in foreign currency exchange rates impact our business. A strong dollar increases the cost for international tourists and could impact their spending. In addition, demand for our parks is highly dependent on the general environment for travel and tourism, which can be significantly adversely affected by quarantine requirements, availability of flights, closures of borders and/or extreme weather events. Any of these such events could have a material adverse effect on our business, financial condition, or results of operations. Additionally, because many of the attractions at our parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which negatively affects our revenues and results of operations. For example, attendance at our parks in 2019 was negatively impacted by Hurricane Dorian over Labor Day weekend. Separately, in 2017 we also experienced negative impacts from weather events, particularly hurricanes, which caused park closures in Tampa and Orlando and park closures and other weather impacts in Texas and Virginia.

The COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened the risks related to the other risk factors described in our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the second quarter of 2020.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2020	April 30, 2020	—	$—	—	$237,594,184
May 1, 2020	May 31, 2020	—	$—	—	237,594,184
June 1, 2020	June 30, 2020	8,987	$17.14	—	237,594,184
		8,987		—	$237,594,184
(1)

All purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

(2)

The Company’s Board of Directors had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Through June 30, 2020, the Company had repurchased an aggregate total of approximately $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of June 30, 2020. All of the common stock is held as treasury shares as of June 30, 2020. In connection with Amendment No. 12 to the Company’s Amended Credit Agreement, the Company is restricted from making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met.  See Note 6–Long-Term Debt and Note 12–Stockholders’ Equity in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

4.1

Indenture, dated as of August 5, 2020, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2020 (File No. 001-35883))

10.1*

Amendment No. 12, dated as of July 29, 2020, to the Credit Agreement, dated as of December 1, 2009, among SeaWorld Parks & Entertainment, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as L/C issuer and swing line lender and the other parties thereto.

10.2*

Intercreditor Agreement, dated as of August 5, 2020, among JPMORGAN CHASE BANK, N.A., as Credit Agreement Agent, WILMINGTON TRUST, NATIONAL ASSOCIATION, as First Priority Notes Collateral Agent, each Other First Priority Lien Obligations Agent from time to time party hereto, each in its capacity as First Lien Agent, WILMINGTON TRUST, NATIONAL ASSOCIATION, solely in its capacity as Trustee and Second Priority Collateral Agent and each collateral agent for any Future Second Lien Indebtedness from time to time party hereto, each in its capacity as Second Priority Agent.

10.3*	Second Lien Security Agreement, dated as of August 5, 2020, among the Grantors and Wilmington Trust, National Association, as Collateral Agent for the Secured Parties.

10.4*	Second Lien Pledge Agreement, dated as of August 5, 2020, among SeaWorld Entertainment, Inc. and Wilmington Trust, National Association, as collateral agent.

10.5*

Copyright Security Agreement, dated as of August 5, 2020, by SeaWorld Parks & Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, in favor of Wilmington Trust, National Association, as collateral agent.

10.6*	Patent Security Agreement, dated as of August 5, 2020, by SeaWorld Parks & Entertainment, Inc., in favor of Wilmington Trust, National Association, as collateral agent.

10.7*

Trademark Security Agreement, dated as of August 5, 2020, by SeaWorld Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, and in favor of Wilmington Trust, National Association, as collateral agent.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: August 10, 2020	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Accounting Officer and Interim Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)