Form 10-Q
period 2020-09-30
SeaWorld Entertainment, Inc.
filed 2020-11-06
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The registrant had outstanding 78,381,807 shares of Common Stock, par value $0.01 per share as of November 2, 2020.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$488,416	$39,946
Accounts receivable, net	25,553	49,728
Inventories	34,180	33,163
Prepaid expenses and other current assets	14,619	46,312
Total current assets	562,768	169,149
Property and equipment, at cost	3,274,442	3,209,521
Accumulated depreciation	(1,584,140)	(1,476,059)
Property and equipment, net	1,690,302	1,733,462
Goodwill, net	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	137,708	141,438
Deferred tax assets, net	21,181	19,013
Other assets, net	14,944	14,178
Total assets	$2,650,181	$2,300,518
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$143,153	$131,503
Current maturities of long-term debt, including revolving credit facility of $50,000 as of December 31, 2019	15,505	65,505
Operating lease obligations	3,805	3,896
Accrued salaries, wages and benefits	12,124	15,499
Deferred revenue	129,164	104,416
Other accrued liabilities	47,530	81,841
Total current liabilities	351,281	402,660
Long-term debt, net	2,179,549	1,482,619
Long-term operating lease obligations	121,089	124,339
Deferred tax liabilities, net	24,232	42,773
Other liabilities	40,551	37,235
Total liabilities	2,716,702	2,089,626
Commitments and contingencies (Note 10)
Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 94,433,197 and 94,044,203 shares issued at September 30, 2020 and December 31, 2019, respectively	944	940
Additional paid-in capital	674,108	673,893
Accumulated other comprehensive loss	—	(1,559)
Accumulated deficit	(326,264)	(59,479)
Treasury stock, at cost (16,260,248 and 15,790,463 shares at September 30, 2020 and December 31, 2019, respectively)	(415,309)	(402,903)
Total stockholders’ (deficit) equity	(66,521)	210,892
Total liabilities and stockholders’ equity	$2,650,181	$2,300,518

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues:
Admissions	$63,087	$268,048	$163,368	$624,789
Food, merchandise and other	43,030	205,618	114,336	475,444
Total revenues	106,117	473,666	277,704	1,100,233
Costs and expenses:
Cost of food, merchandise and other revenues	9,298	37,843	23,555	87,062
Operating expenses (exclusive of depreciation and amortization shown separately below)	91,337	175,634	283,385	495,917
Selling, general and administrative expenses	24,335	64,632	72,393	174,601
Severance and other separation costs	2,581	1,207	2,655	3,839
Depreciation and amortization	38,052	40,822	114,006	120,325
Total costs and expenses	165,603	320,138	495,994	881,744
Operating (loss) income	(59,486)	153,528	(218,290)	218,489
Other income, net	(2)	(86)	(15)	(138)
Interest expense	28,145	21,463	69,206	64,063
(Loss) income before income taxes	(87,629)	132,151	(287,481)	154,564
(Benefit from) provision for income taxes	(8,392)	34,123	(20,696)	40,905
Net (loss) income	$(79,237)	$98,028	$(266,785)	$113,659
Other comprehensive (loss) income:
Unrealized gain (loss) on derivatives, net of tax	-	374	1,559	(4,556)
Comprehensive (loss) income	$(79,237)	$98,402	$(265,226)	$109,103
(Loss) earnings per share:
(Loss) earnings per share, basic	$(1.01)	$1.25	$(3.41)	$1.40
(Loss) earnings per share, diluted	$(1.01)	$1.24	$(3.41)	$1.39
Weighted average common shares outstanding:
Basic	78,154	78,164	78,153	81,003
Diluted	78,154	78,804	78,153	81,738

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity (Deficit)
Balance at December 31, 2019	94,044,203	$940	$673,893	$(59,479)	$(1,559)	$(402,903)	$210,892
Equity-based compensation	—	—	(3,601)	—	—	—	(3,601)
Unrealized gain on derivatives, net of tax expense of $254	—	—	—	—	704	—	704
Vesting of restricted shares	410,807	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(121,089)	(1)	(3,159)	—	—	—	(3,160)
Exercise of stock options	11,096	—	203	—	—	—	203
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 469,785 shares of treasury stock, at cost	—	—	—	—	—	(12,406)	(12,406)
Net loss	—	—	—	(56,519)	—	—	(56,519)
Balance at March 31, 2020	94,345,017	$943	$667,333	$(115,998)	$(855)	$(415,309)	$136,114
Equity-based compensation	—	—	3,320	—	—	—	3,320
Unrealized gain on derivatives, net of tax expense of $318	—	—	—	—	855	—	855
Vesting of restricted shares	71,530	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(8,987)	—	(154)	—	—	—	(154)
Exercise of stock options	818	—	15	—	—	—	15
Net loss	—	—	—	(131,029)	—	—	(131,029)
Balance at June 30, 2020	94,408,378	$944	$670,513	$(247,027)	$-	$(415,309)	$9,121
Equity-based compensation	—	—	3,484	—	—	—	3,484
Vesting of restricted shares	18,818	—	—	—	—	—	—
Shares withheld for tax withholdings	(1,999)	—	(36)	—	—	—	(36)
Exercise of stock options	8,000	—	147	—	—	—	147
Net loss	—	—	—	(79,237)	—	—	(79,237)
Balance at September 30, 2020	94,433,197	$944	$674,108	$(326,264)	$—	$(415,309)	$(66,521)

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity (Deficit)
Balance at December 31, 2018	93,400,929	$934	$663,834	$(148,955)	$2,284	$(252,903)	$265,194
Equity-based compensation	—	—	3,198	—	—	—	3,198
Unrealized loss on derivatives, net of tax benefit of $744	—	—	—	—	(2,064)	—	(2,064)
Vesting of restricted shares	440,646	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(132,886)	(1)	(3,605)	—	—	—	(3,606)
Exercise of stock options	39,928	—	715	—	—	—	715
Adjustments to previous dividend declarations	—	—	3	—	—	—	3
Net loss	—	—	—	(37,020)	—	—	(37,020)
Balance at March 31, 2019	93,748,617	$937	$664,141	$(185,975)	$220	$(252,903)	$226,420
Equity-based compensation	—	—	4,084	—	—	—	4,084
Unrealized loss on derivatives, net of tax benefit of $1,055	—	—	—	—	(2,866)	—	(2,866)
Vesting of restricted shares	57,642	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(12,536)	—	(362)	—	—	—	(362)
Exercise of stock options	91,248	1	1,619	—	—	—	1,620
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 5,615,874 shares of treasury stock, at cost	—	—	—	—	—	(150,000)	(150,000)
Net income	—	—	—	52,651	—	—	52,651
Balance at June 30, 2019	93,884,971	$939	$669,482	$(133,324)	$(2,646)	$(402,903)	$131,548
Equity-based compensation	—	—	1,162	—	—	—	1,162
Unrealized gain on derivatives, net of tax expense of $137	—	—	—	—	374	—	374
Vesting of restricted shares	83,697	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(23,186)	(1)	(652)	—	—	—	(653)
Exercise of stock options	67,261	1	1,242	—	—	—	1,243
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Net income	—	—	—	98,028	—	—	98,028
Balance at September 30, 2019	94,012,743	$940	$671,234	$(35,296)	$(2,272)	$(402,903)	$231,703

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(266,785)	$113,659
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	114,006	120,325
Amortization of debt issuance costs and discounts	3,279	2,622
Deferred income tax (benefit) provision	(21,305)	39,705
Equity-based compensation	3,203	8,444
Other, including loss on sale or disposal of assets, net	326	3,770
Changes in assets and liabilities:
Accounts receivable	30,391	5,817
Inventories	(1,001)	(919)
Prepaid expenses and other current assets	(742)	5,058
Accounts payable and accrued expenses	6,856	3,775
Accrued salaries, wages and benefits	(3,375)	(4,505)
Deferred revenue	24,973	15,483
Other accrued liabilities	3,659	109
Right-of-use assets and operating lease obligations	418	370
Other assets and liabilities	(1,552)	(30)
Net cash (used in) provided by operating activities	(107,649)	313,683
Cash Flows From Investing Activities:
Capital expenditures	(75,715)	(152,880)
Other investing activities, net	—	24
Net cash used in investing activities	(75,715)	(152,856)
Cash Flows From Financing Activities:
Proceeds from issuance of senior secured notes, net	713,658	—
Repayments of long-term debt	(11,629)	(11,629)
Proceeds from draws on revolving credit facility	272,500	269,000
Repayments of revolving credit facility	(322,500)	(249,000)
Purchase of treasury stock	(12,406)	(150,000)
Payment of tax withholdings on equity-based compensation through shares withheld	(3,350)	(4,621)
Exercise of stock options	365	3,578
Debt issuance costs	(2,467)	—
Other financing activities	(1,861)	(572)
Net cash provided by (used in) financing activities	632,310	(143,244)
Change in Cash and Cash Equivalents, including Restricted Cash	448,946	17,583
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	40,925	35,007
Cash and Cash Equivalents, including Restricted Cash—End of period	$489,871	$52,590
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital expenditures in accounts payable	$33,925	$26,260
Right-of-use assets obtained in exchange for financing lease obligations	$208	$1,230
Other financing arrangements	$2,837	$—

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

Impact of Global COVID-19 Pandemic

In response to the global COVID-19 pandemic, and in compliance with government restrictions, the Company temporarily closed all of its theme parks effective March 16, 2020.  Beginning in June 2020, the Company began the phased reopening of some of its parks with enhanced health, safety and sanitizing measures, capacity limitations, modified/limited operations, reduced hours and/or reduced operating days.  In particular, on June 6, the Company’s Aquatica park in Texas reopened; on June 11, all five of the Company’s Florida parks reopened; on June 19, its SeaWorld park in Texas reopened; on July 24, its Sesame Place park in Pennsylvania reopened; on August 5, its Busch Gardens park in Virginia reopened, and on August 28, its SeaWorld park in California reopened on a limited basis, following California guidance for reopening zoos.  The Company continues to monitor guidance from state authorities to determine when it can open certain rides and attractions in California; until then, and the Company expects to continue to operate the park on a limited basis.  Additionally, during the third quarter, the state of Virginia had a state mandated capacity restriction of 1,000 guests at a time which significantly restricted attendance for the Company’s Busch Gardens park in that state. On October 29, 2020, the state of Virginia revised its theme park guidance and modified the methodology for calculating capacity at theme parks.  The Company estimates that this will allow capacity at this park to increase from 1,000 guests to approximately 4,000 guests at a time. The Company was unable to open its Aquatica water park in California or its Water Country USA water park in Virginia for the 2020 operating season.  The Company continues to operate all of its reopened parks with enhanced health, safety and sanitizing measures, capacity limitations, modified/limited operations and reduced operating days and/or operating hours.  The Company also continues to monitor guidance from, and engage with, federal, state and local authorities and may adjust its plans accordingly.

Since the global COVID-19 pandemic began, the Company has taken proactive measures for the safety of its guests, employees and animals, to manage costs and expenditures, and to maximize liquidity in response to the temporary park closures and limited reopenings related to COVID-19. Some of these measures included, but are not limited to, (i) increased its revolving credit commitments on March 10th; (ii) issued first-priority senior secured notes and second-priority senior secured notes to raise additional capital and further enhance available liquidity; (iii) entered into amendments to its existing senior secured credit facilities to amend its financial covenants (see Note 6–Long-Term Debt for details); (iv) furloughed approximately 95% of its employees upon closing all of its parks; (v) obtained payroll tax credits and deferred certain social security payroll taxes under the CARES act; (vi) reduced executive officers’ base salary by 20%; (vii) eliminated and/or deferred all non-essential operating expenses at all of its parks and corporate headquarters while the parks were closed and actively managing operating expenses as the parks reopen; (viii) eliminated substantially all advertising and marketing spend while the parks were closed and strategically managing marketing spend as parks reopen; (ix) substantially reduced or deferred all capital expenditures starting in March 2020 (other than minimal essential capital expenditures) while the parks were closed and postponed to 2021 the opening of rides that were still under construction and scheduled to open in 2020; (x) worked with certain of its vendors and other business partners to manage, defer, and/or abate certain costs and payments and; (xi) added additional levels of review and approval for payments and cash disbursements which remains in place. Concurrent with the reopening of some of its parks, the Company began to prudently bring some employees back from furlough. Some of the Company’s employees remain on furlough while others have been transitioned from a furloughed status to a permanent layoff. See Note 13–Severance and Other Separation Costs for additional disclosure. The Company will continue to monitor the impact of the COVID-19 pandemic and may adjust its plans accordingly.

The COVID-19 pandemic, resulting park closures and limited park reopenings have had, and are likely to continue to have, a material impact on the Company’s financial results.  Federal, state and local governments have taken unprecedented measures to prevent the spread of COVID-19 in the population, including at times placing severe restrictions on social gatherings.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2020 or any future period due to the seasonal nature of the Company’s operations.  Prior to the COVID-19 pandemic, the Company historically generated its highest revenues in the second and third quarters of each year and typically incurred a net loss in the first and fourth quarters, in part because seven of its theme parks are typically only open for a portion of the year. The results of operations for the three and nine months ended September 30, 2020 were materially impacted by the global COVID-19 pandemic which ultimately led to the temporary park closures effective on March 16, 2020.  The timing of these park closures fell during historically high volume spring break and summer weeks.  For the vast majority of the second quarter, all of the Company’s parks were closed with phased, reduced capacity reopenings beginning in June as discussed previously.  Attendance since the parks have reopened has been impacted by, among other factors, capacity limitations, modified/limited operations, fewer operating days and/or reduced hours per week versus the prior year, limited marketing spend and a limited events line-up.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including SEA. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets and liabilities, deferred revenue, equity compensation, the valuation of goodwill and other indefinite-lived intangible assets as well as reviews for potential impairment of assets, including other long-lived assets. Estimates are based on various factors including current and historical trends, as well as other pertinent industry data.  The Company regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.  Actual results could differ from those estimates. Based on the uncertainty relating to the COVID-19 pandemic, including but not limited to the extent, duration and impact of park closures, limited park reopenings, capacity limitations due to social distancing guidelines, public sentiment on social gatherings, travel and attendance patterns, potential supply chain disruptions and additional actions which could be taken by government authorities to manage the pandemic, the Company is not certain of the ultimate impact the COVID-19 pandemic could have on its estimates, business or results of operations for the year ending December 31, 2020.

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

	September 30,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$488,416	$39,946
Restricted cash, included in other current assets	1,455	979
Total cash, cash equivalents and restricted cash	$489,871	$40,925

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

As a result of the temporary park closures due to the global COVID-19 pandemic, the Company upgraded some of its pass products and extended pass expiration dates for at least the equivalent period the related parks were closed.  As a result, the Company adjusted its estimated redemption and recognition patterns to reflect the fact that there was no attendance during the park closures and accordingly the Company did not recognize revenue from these admission products while the parks were closed. For passes under installment plans that have transitioned to a month to month basis, payments received during the closure period were recorded as deferred revenue and are recognized as revenue once the parks reopen, which may not necessarily reflect attendance patterns for these guests.  Accordingly, for these passes, the Company temporarily pauses monthly charges as the parks reopen for the equivalent period the parks were closed.

The Company estimates a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products.  Due to the temporary park closures, the Company evaluated the estimates and assumptions used in its future estimated redemption rates for these products based on forecasted and actual attendance patterns as parks reopen.  Attendance trends factor in seasonality and are adjusted based on actual trends periodically, including to reflect recent trends. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date  and contract liability balances related to licensing and international agreements collected in advance of the Company’s performance and expected to be recognized in future periods. As a result of the temporary park closures, the Company extended some product expiration dates and estimated a long-term portion of deferred revenue related to these products of approximately $1.1 million, which is reflected in the table which follows. The Company’s estimate of the long-term portion of deferred revenue related to such products factors in certain judgements and assumptions by park and product type, including, but not limited to, the reopening schedules and expected timing of attendance by mix of guests.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2020 and December 31, 2019, $10.5 million and $10.0 million, respectively, related to the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets relates to the Company’s international agreement, as discussed in the following section. The Company expects to recognize revenue related to its international agreement over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.

The following table reflects the Company’s deferred revenue balance as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(In thousands)
Deferred revenue, including long-term portion	$140,741	$114,416
Less: Deferred revenue, long-term portion, included in other liabilities	11,577	10,000
Deferred revenue, short-term portion	$129,164	$104,416

International Agreements

The Company has received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses.  Approximately $5.7 million and $5.0 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. Construction for the Middle East Project is on track and scheduled to be completed by the end of 2022. There is no assurance that the Middle East Project will be completed or open to the public.

In March 2017, the Company entered into certain agreements with an affiliate of ZHG Group, to provide design, support and advisory services for various potential projects and grant certain exclusive rights (collectively, the “ZHG Agreements”). In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed. For the nine months ended September 30, 2019, the Company recorded approximately $1.7 million which is included in food, merchandise and other revenue in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income related to the ZHG Agreements. There were no amounts recorded as revenue related to the ZHG Agreements in the three or nine months ended September 30, 2020 or in the three months ended September 30, 2019.  See Note 9–Related-Party Transactions for additional disclosures.

Goodwill, Other Indefinite-Lived Intangible Assets and Other Long-Lived Assets

During the nine month period ended September 30, 2020, due to the temporary park closures effective March 16, 2020 and the limited park reopenings resulting from the global COVID-19 pandemic discussed above, the Company identified triggering events and qualitatively evaluated its goodwill and other indefinite-lived intangible assets for further impairment analysis. These qualitative evaluations included certain judgements and assumptions related to the impact of the temporary park closures, the extent and duration of capacity limitations, the expected attendance levels and number of operating days/hours and the significant excess of historical fair values over carrying values and determined that, no further impairment analysis was warranted. As such, the Company did not record an impairment of goodwill and other indefinite-lived intangible assets during the nine month period ended September 30, 2020.  Additionally, using similar assumptions, the Company evaluated certain other long-lived assets, including its right of use assets for impairment and determined that, based on the significant excess estimated undiscounted cash flows over carrying values, there was no impairment of other long-lived assets.

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

Recently Implemented Accounting Standards

On January 1, 2020, the Company adopted the following Accounting Standards Updates (“ASUs”) which had no material impact on its unaudited condensed consolidated financial statements or disclosures:

•

ASU 2016-02, Leases (Topic 842): On April 10, 2020, the FASB staff issued guidance stating that entities may elect to account for lease concessions related to the effects of the COVID-19 pandemic as though the rights and obligations for those concessions existed as of the commencement of the contract rather than as a lease modification. Lessees may make the election for any lessor-provided lease concession related to the impact of the COVID-19 pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company has made such election. The Company has received immaterial rent concessions and has not entered into any lease modifications as of September 30, 2020. As such, this election did not have a material impact on the Company’s consolidated financial statements nor the related disclosures.

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

3. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share is computed as follows:

	For the Three Months Ended September 30,
	2020			2019
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic (loss) earnings per share	$(79,237)	78,154	$(1.01)	$98,028	78,164	$1.25
Effect of dilutive incentive-based awards		—			640
Diluted (loss) earnings per share	$(79,237)	78,154	$(1.01)	$98,028	78,804	$1.24

	For the Nine Months Ended September 30,
	2020			2019
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic (loss) earnings per share	$(266,785)	78,153	$(3.41)	$113,659	81,003	$1.40
Effect of dilutive incentive-based awards		—			735
Diluted (loss) earnings per share	$(266,785)	78,153	$(3.41)	$113,659	81,738	$1.39

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

Diluted (loss) earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 2,533,000 and 2,195,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three and nine months ended September 30, 2020, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods. During the three and nine months ended September 30, 2019, there were approximately 394,000 and 300,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 1,452,000 and 2,085,000 as of September 30, 2020 and 2019, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted (loss) earnings per share until the performance measure criteria is met as of the end of the reporting period.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2020 was 9.6% and 7.2%, respectively, and differs from the statutory federal income tax rate of 21% primarily due to valuation allowance adjustments on federal and state net operating loss carryforwards, a valuation adjustment on certain federal tax credits and charitable contributions, changes in state tax rates, and other permanent items including equity-based compensation.  The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2019 was 25.8% and 26.5%, respectively, and differs from the statutory federal income tax rate of 21% primarily due to state income taxes, a valuation allowance adjustment on state net operating loss carryforwards and other permanent items including equity-based compensation.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources.  The Company has recorded a valuation allowance of approximately $7.0 million for federal tax credits and approximately $1.0 million for charitable contributions as of September 30, 2020. Separately, the Company has recorded a valuation allowance for certain state net operating loss carryforwards of approximately $7.8 million and $5.2 million, net of federal tax benefit, on the deferred tax assets related to those state net operating losses as of September 30, 2020 and December 31, 2019, respectively.

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

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2020 and December 31, 2019, consisted of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Accrued interest	$16,305	$573
Accrued property taxes	10,783	1,189
Self-insurance reserve	7,673	7,488
Accrued legal settlement	—	65,000
Other	12,769	7,591
Total other accrued liabilities	$47,530	$81,841

As of September 30, 2020, accrued interest above primarily relates to interest associated with the first-priority senior secured notes issued in April 2020, for which interest is paid bi-annually in November and May, and the second-priority senior secured notes issued in August 2020, for which interest is paid in February and August. See further discussion in Note 6–Long-Term Debt.

As of December 31, 2019, accrued legal settlement above is related to a previously disclosed legal settlement which was paid, net of insurance proceeds, during the nine months ended September 30, 2020. See further discussion in Note 10–Commitments and Contingencies.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
	(In thousands)
Term B-5 Loans (effective interest rate of 3.75% and 4.80% at September 30, 2020 and December 31, 2019, respectively)	$1,496,254	$1,507,883
Revolving Credit Facility (effective interest rate of 4.35% at December 31, 2019)	—	50,000
Second-Priority Senior Notes (interest rate of 9.50% at September 30, 2020)	500,000	—
Senior Notes (interest rate of 8.75% at September 30, 2020)	227,500	—
Total long-term debt	2,223,754	1,557,883
Less: discounts and debt issuance costs	(28,700)	(9,759)
Less: current maturities	(15,505)	(65,505)
Total long-term debt, net	$2,179,549	$1,482,619

SEA is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Amended Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).

On March 10, 2020, SEA entered into an amendment, Amendment No. 10 (the “Amendment No. 10”) to its Amended Credit Agreement. Pursuant to Amendment No. 10, SEA increased the revolving credit commitments available under the Amended Credit Agreement from $210.0 million to an aggregate of $332.5 million.  On April 19, 2020 and on July 29, 2020, respectively, SEA entered into Amendment No. 11, (the “Amendment No. 11”) and Amendment No. 12, (the “Amendment No. 12”) to its Amended Credit Agreement to amend certain provisions therein. See further discussion in the Restrictive Covenants section which follows.

Senior Secured Credit Facilities

As of September 30, 2020, the Senior Secured Credit Facilities consisted of $1.5 billion in Term B-5 Loans which will mature on March 31, 2024 and a $332.5 million revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon as of September 30, 2020, and will mature on October 31, 2023. The outstanding balance on the Revolving Credit Facility as of December 31, 2019 was included in current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheets due to the Company’s intent at that time to repay the borrowings.

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

As of September 30, 2020, SEA had approximately $21.2 million of outstanding letters of credit, leaving approximately $311.3 million available for borrowing under the Revolving Credit Facility.

First-Priority Senior Secured Notes

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

The Senior Notes are fully and unconditionally guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and subject to certain exceptions, each of SEA’s subsidiaries that guarantees SEA’s existing senior secured credit facilities.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Second-Priority Senior Secured Notes

On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Notes”).  Net of expenses related to the offering of the Second-Priority Senior Notes and Amendment No. 12 to the Credit Agreement, the Company used a portion of the proceeds from the issuance of the Second-Priority Senior Notes to repay the then outstanding borrowings of $311.0 million under the Revolving Credit Facility.

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

The Second-Priority Senior Notes are fully and unconditionally guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and subject to certain exceptions, each of SEA’s subsidiaries that guarantees SEA’s existing senior secured credit facilities.

In connection with the issuance of the Senior Notes and Second-Priority Senior Notes, and as a result of Amendment No. 10, Amendment No. 11 and Amendment No. 12, SEA recorded discounts and fees of approximately $13.6 million and $21.4 million during the three and nine months ended September 30, 2020, respectively.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt at September 30, 2020 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31:	(In thousands)
Remainder of 2020	$3,876
2021	15,505
2022	15,505
2023	15,505
2024	1,445,863
Thereafter	727,500
Total	$2,223,754

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

Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $51.0 million and $61.2 million in the nine months ended September 30, 2020 and 2019, respectively.

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

In May 2020, the Company’s Interest Rate Swap Agreements expired, as such, the Company did not have any derivative instruments outstanding as of September 30, 2020. As of December 31, 2019, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps at times as part of its interest rate risk management strategy. During the nine months ended September 30, 2020 and 2019, and the three months ended September 30, 2019, such derivatives were used to hedge a portion of the variable cash flows associated with existing variable-rate debt.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company did not have any derivative financial instruments outstanding as of September 30, 2020.  The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheet as of December 31, 2019:

	Liability Derivatives
	As of December 31, 2019
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	(In thousands)
Interest rate swap agreements	Other liabilities	$2,156

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive (Loss) Income

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships:	(In thousands)
Income (loss) recognized in accumulated other comprehensive (loss) income	$—	$187	$(370)	$(5,338)
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	$—	$324	$2,501	$(880)

Changes in Accumulated Other Comprehensive (Loss) Income

The following table reflects the changes in accumulated other comprehensive (loss) income, net of tax for the nine months ended September 30, 2020:

(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive (loss) income:	(In thousands)
Accumulated other comprehensive loss at December 31, 2019	$(1,559)
Other comprehensive loss before reclassifications	(271)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,830
Change in other comprehensive (loss) income, net of tax	1,559
Accumulated other comprehensive (loss) income at September 30, 2020	$—

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

Of the Company’s long-term obligations, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of September 30, 2020 and December 31, 2019 and the Senior Notes and the Second-Priority Senior Notes are classified in Level 1 of the fair value hierarchy as of September 30, 2020. The fair value of the Term B-5 Loans approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes and Second-Priority Senior Notes was determined using quoted prices in active markets for identical instruments.

As of December 31, 2019, the Company determined that the majority of the inputs used to value its derivative financial instruments using the income approach fell within Level 2 of the fair value hierarchy. The Company used readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement, also requires consideration of credit risk in the valuation. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it was not considered a significant input and the derivatives were classified as Level 2.  The Company did not have any derivative financial instruments outstanding as of September 30, 2020.

The Company did not have any assets measured on a recurring basis at fair value as of September 30, 2020. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of September 30, 2020:

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2020
Liabilities:	(In thousands)
Long-term obligations (a)	$758,762	$1,496,255	$—	$2,255,017

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.5 million and long-term debt of $2.180 billion as of September 30, 2020.

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

9. RELATED-PARTY TRANSACTIONS

In March 2017, the Company entered into the ZHG Agreements with Zhonghong Holding, an affiliate of Zhonghong Zhuoye Group Co., Ltd., who at the time owned approximately 21% of the outstanding shares of the Company.  In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed. See Note 1–Description of Business and Basis of Presentation for further details including amounts recorded as revenue in the nine months ended September 30, 2019 related to the ZHG Agreements.

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

See Note 12–Stockholder’s Equity for further details.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Securities Class Action Lawsuits

The Company has received final court approval of settlement of a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 to August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC).  The settlement required the Company to pay $65.0 million for claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the costs of administration and legal fees and expenses. The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant. During the year ended December 31, 2019, the Company recorded $32.1 million of legal settlement charges, net of insurance recoveries, related to this case. The full settlement amount was funded during the nine months ended September 30, 2020.

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, Case No. 3:18-cv-01276-L-BLM, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers (collectively, the “Defendants”).  The plaintiffs, which are investment funds managed by a common adviser (collectively, the “Plaintiffs”) allege, among other things, that the Defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business.  The complaint further alleges that such statements were made to induce Plaintiffs to purchase common stock of the Company at artificially-inflated prices and that Plaintiffs suffered investment losses as a result.  The Plaintiffs are seeking unspecified compensatory damages and other relief.  On October 19, 2018, Defendants moved for partial dismissal of the complaint.  On February 7, 2019, the Court granted Defendants’ motion and dismissed Plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements.  On May 1, 2019, Defendants filed their answer to Plaintiffs’ complaint.  On July 1, 2019, the parties filed a joint motion for a stay of all proceedings in the case pending the resolution of the motion for summary judgment filed by Defendants in the related securities class action captioned Baker v. SeaWorld Entertainment, Inc., et al. described above.  The stay has since then been lifted and the parties are currently in the process of completing discovery. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit. While there can be no assurance regarding the ultimate outcome of this lawsuit, the Company believes that any potential loss would not be material.

Shareholder Derivative Lawsuit

The Company received final court approval of a settlement of a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437 that was filed in the Court of Chancery of the State of Delaware against, among others, the then Chairman of the Company’s Board, certain of the Company’s executive officers, directors and shareholders, and Blackstone.  The Company was a “Nominal Defendant” in the lawsuit.  Pursuant to the settlement, the Company received $12.5 million of insurance proceeds from its insurers and adopted certain corporate governance modifications.   During the nine months ended September 30, 2020, the Company recorded a legal settlement gain of $12.5 million related to insurance proceeds received in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Consumer Lawsuit

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc. Civil Case No. 15-cv-02172-JSW, (the “Anderson Matter”).  The putative class consisted of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  The complaint (as amended) alleged causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  The complaint sought restitution, equitable relief, attorneys’ fees and costs.

The plaintiffs did not file a motion for class certification.  The case was prosecuted by certain plaintiffs for individual restitution in a nominal amount and injunctive relief.

The Court bifurcated the trial of the case into two phases: the plaintiffs’ standing to sue and the merits of their claims.  Before the first phase of the trial, plaintiff Anderson dismissed all claims against the Company.  The standing trial with regard to the remaining plaintiffs took place in March of 2020. On October 13, 2020, the Court ruled that the remaining plaintiffs have no standing to sue and judgment was entered in favor of the Company.  Plaintiffs have until November 13, 2020 to appeal the Court’s order.

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

License Commitments

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) no later than mid-2021 and minimum annual capital and marketing thresholds.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of September 30, 2020, the Company estimates the combined remaining obligations for these commitments could be up to approximately $45.0 million over the remaining term of the agreement. In October 2019, the Company announced that it planned to convert Aquatica San Diego into its second Sesame Place Standalone Park in the spring of 2021. While construction began in the fall of 2019, it was temporarily paused due to the COVID-19 pandemic. The Company currently expects to open this park in 2022.  As a result, depending on governmental restrictions in the state of California, the Company expects to reopen its Aquatica San Diego park in 2021 for its operating season.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Equity compensation expense included in operating expenses	$711	$654	$(366)	$2,687
Equity compensation expense included in selling, general and administrative expenses	2,773	508	3,569	5,757
Total equity compensation expense	$3,484	$1,162	$3,203	$8,444

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity compensation expense for the nine months ended September 30, 2020, includes the reversal of expense related to certain performance vesting restricted units which were no longer considered probable of vesting and also includes the reversal of expense related to outstanding unvested equity awards previously held by the Company’s former chief executive officer which were forfeited in connection with his departure.  See Long-term Incentive Performance Restricted Awards section which follows for further details.

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7.8 million shares are available for future issuance as of September 30, 2020. The Company has outstanding time restricted awards, performance restricted awards and incentive stock options.

During the nine months ended September 30, 2020, in connection with a review of compensation matters, the Compensation Committee of the Board of Directors (the “Board”), approved grants of approximately 1.2 million restricted stock units designed to recognize certain employees for their contributions and continued expected contributions to the Company and its long term goals during the global COVID-19 pandemic. The weighted-average grant date fair value of the restricted stock units was $11.07 per share. The restricted stock units will vest 50% on each of the first two anniversaries of the grant date, subject to the recipient’s continued employment on each such vesting date.

Bonus Performance Restricted Units

The Company had an annual bonus plan for the fiscal year ended December 31, 2019 (“Fiscal 2019”), under which certain employees were eligible to vest in performance vesting restricted units (the “Bonus Performance Restricted Units”) based upon the Company’s achievement of certain performance goals with respect to Fiscal 2019.  Separately, certain equity awards granted in October 2019 (the “Supplemental Grant”) were also eligible to vest based on achievement of specific performance goals with respect to Fiscal 2019.  Based on the Company’s actual Fiscal 2019 results, a portion of these Bonus Performance Restricted Units and the Supplemental Grant vested in the nine months ended September 30, 2020 in accordance with their terms.

Long-term Incentive Performance Restricted Awards

During the nine months ended September 30, 2020, a portion of previously granted long-term incentive performance restricted awards related to completed performance periods vested.  The remaining outstanding long-term incentive performance restricted awards related to future performance periods are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

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

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, a portion of its performance-vesting restricted awards were no longer considered probable of vesting; therefore, equity compensation expense was adjusted accordingly during the nine months ended September 30, 2020.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

12. STOCKHOLDERS’ EQUITY

As of September 30, 2020, 94,433,197 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which excludes 115,100 unvested shares of common stock and 3,072,615 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 11–Equity-Based Compensation) and includes 16,260,248 shares of treasury stock held by the Company.

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

During the nine months ended September 30, 2019, the Company completed a share repurchase of 5,615,874 shares (see discussion relating to the SEAS Repurchase in Note 9–Related Party Transactions for further details). On August 2, 2019, the Board approved a replenishment to the Share Repurchase Program of $150.0 million, which brought the total amount authorized for future share repurchases back up to $250.0 million.

During the nine months ended September 30, 2020, prior to the COVID-19 temporary park closures, the Company completed a share repurchase of 469,785 shares for an aggregate total of approximately $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of September 30, 2020. In connection with Amendment No. 12 to the Company’s Amended Credit Agreement, the Company is restricted from paying any dividends or making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met (see Note 6–Long-Term Debt).

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

13. SEVERANCE AND OTHER SEPARATION COSTS

In September 2020, the Company committed to a plan of termination (the “2020 Restructuring Program”) primarily impacting some of the Company’s previously furloughed salaried, full-time and part-time employees. Substantially all of the impacted employees were furloughed as part of the Company’s efforts to reduce operating expenses and adjust cash flows in light of business circumstances associated with the COVID-19 pandemic. Due to the sudden and unforeseeable economic impacts of the pandemic on the Company’s business operations, that were not reasonably foreseeable at the time of the temporary furloughs, the Company transitioned certain park and corporate personnel from a furloughed status to a permanent layoff. As a result, during the three months ended September 30, 2020, the Company recorded approximately $2.5 million in pre-tax restructuring charges primarily related to severance and other termination benefits related to the 2020 Restructuring Program, which is included in severance and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income. Currently, some of the Company’s employees at certain parks remain on furlough.  The Company continues to monitor the impact of the COVID-19 pandemic and may adjust its plans accordingly.

Related activity for the three months ended September 30, 2020 related to the 2020 Restructuring Program was as follows:

2020 Restructuring Program
(In thousands)
Liability as of June 30, 2020	$—
Costs incurred	2,468
Payments made	(1,115)
Liability as of September 30, 2020	$1,353

The remaining liability as of September 30, 2020 relates to severance and other related costs to be paid as contractually obligated by December 31, 2020 and is included in accrued salaries, wages and benefits in the accompanying unaudited condensed consolidated balance sheet.

The Company continues to be committed to continuous improvement and regularly evaluates operations to ensure it is properly organized for performance and efficiency.  As a result, during the three and nine months ended September 30, 2019, the Company recorded approximately $1.2 million and $3.8 million, respectively, in pre-tax charges primarily consisting of severance and other termination benefits related to positions eliminated in 2019, which is included in severance and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive (loss) income.

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

Recent Developments

Impact of Global COVID-19 Pandemic

Since the global COVID-19 pandemic began we have taken proactive measures for the safety of our guests, employees and animals, to manage costs and expenditures, and to provide liquidity in response to COVID-19. See further discussion concerning the proactive measures we have taken in Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In response to the global COVID-19 pandemic, and in compliance with government restrictions, we temporarily closed all of our theme parks effective March 16, 2020. Beginning in June 2020, we began the phased reopening of some of our parks with enhanced health, safety and sanitizing measures, capacity limitations, modified/limited operations, reduced hours and/or reduced operating days.  In particular, on June 6, our Aquatica water park in Texas reopened; on June 11, all five of our Florida parks reopened; on June 19, our SeaWorld park in Texas reopened; on July 24, our Sesame Place park in Pennsylvania reopened; on August 5, our Busch Gardens park in Virginia reopened and on August 28, our SeaWorld park in California reopened on a limited basis, following California guidance for reopening zoos.  See further discussion in Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We have implemented enhanced health and safety protocols for our open parks including capacity limitations, increased cleaning and sanitizing, physical distancing practices, face covering requirements and temperature screening of both guests and employees.  Additionally, we introduced an online reservation system to help manage capacity and we are managing the number of operating days and operating hours by park to optimize cash flow.  We also continue our focus on cost reduction initiatives and have identified and executed on additional cost efficiencies which we have implemented as the parks reopen including optimizing labor through more efficient staffing.

Attendance since the parks reopened has been impacted by capacity limitations, modified/limited operations, fewer operating days and/or operating hours per week versus the prior year, limited marketing spend and a limited events line-up. Despite these limitations, attendance on a consolidated basis improved throughout the quarter with monthly attendance down 89% in July, down 80% in August and down 61% in September versus the comparable prior year month.  Excluding our Virginia and California parks which were partially open and operating with modified and significantly limited operations due to state imposed restrictions, attendance trends for open parks also improved throughout the quarter with monthly attendance down 81% in July (excluding Sesame Place which opened in late July), down 68% in August and down 48% in September versus the comparable prior year period.

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

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix and the park attendance mix, among other factors. The admissions product mix, also referred to as the attendance or visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual passes or complimentary tickets and can be impacted by the mix of guests as domestic and international guests generally purchase higher admission per capita ticket products than our local guests.  The park attendance mix is defined as the mix of theme parks visited and can impact admission per capita based on the theme park’s respective pricing which, on average, is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of culinary, merchandise, parking and other in-park products and also includes other miscellaneous revenue not necessarily generated in our parks, which is not significant in the periods presented.  In-park per capita spending is primarily driven by pricing changes, new product offerings, the mix of guests (such as local, domestic or international guests), penetration levels (percentage of guests purchasing) and the mix of in-park spending, among other factors.

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

Attendance

The level of attendance in our theme parks is generally a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, marketing and sales efforts, awareness and type of ticket and park offerings, travel patterns of both our domestic and international guests, fluctuations in foreign exchange rates and global and regional economic conditions, consumer confidence, the external perceptions of our brands and reputation, industry best practices and perceptions as to safety. The external perceptions of our brands and reputation have at times impacted relationships with some of our business partners, including certain ticket resellers that have terminated relationships with us and other zoological-themed attractions.  As a result of the COVID-19 pandemic, we believe the level of attendance in our theme parks has been and could continue to be impacted by public concerns over the COVID-19 pandemic, the number of reported local cases of COVID-19, travel restrictions, federal, state and local regulations related to public places, limits on social gatherings and overall public safety sentiment. We continuously monitor factors impacting our attendance, making strategic marketing and sales adjustments as necessary.

Attendance patterns on a quarterly basis have historically had significant seasonality, driven by the timing of holidays, school vacations, calendar shifts in the number of weekend days in a quarter and weather conditions; in addition, typically seven of our theme parks are seasonal and only open for part of the year.

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

During the nine months ended September 30, 2020, in connection with a previously disclosed legal settlement, we recorded a gain of  $12.5 million which is included as a reduction to selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss included elsewhere in this Quarterly Report on Form 10-Q.  See Note 10–Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

During the three months ended September 30, 2020, we committed to a plan of termination (the “2020 Restructuring Program”), primarily impacting some of our furloughed employees. We recorded approximately $2.6 million of severance and other separation costs during the three months ended September 30, 2020, primarily related to employee severance costs incurred with the 2020 Restructuring Program. See Note 13–Severance and Other Separation Costs to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

We remain committed to continuous improvement and regularly evaluate operations to evaluate that we are properly organized for performance and efficiency.  As part of these ongoing efforts, during the three and nine months ended September 30, 2019, we recorded approximately $1.2 million and $3.8 million, respectively, in severance and other separation costs related to positions eliminated in 2019.  See Note 13–Severance and Other Separation Costs to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

As a result of the park closures related to the COVID-19 pandemic, costs and expenses for the three and nine months ended September 30, 2020, are not necessarily indicative of costs and expenses for the year ending December 31, 2020 or any future period. Due, in part, to the impact of fixed operating costs and certain other costs which are not dependent on attendance levels, operating expenses and selling, general and administrative expenses during the three and nine months period ended September 30, 2020 increased as a percent of revenue when compared to the prior year period. See the “Impact of Global COVID-19 Pandemic” section for further details. For other factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks are only open for a portion of the year. Approximately two-thirds of our attendance and revenues are typically generated in the second and third quarters of the year and we generally incur a net loss in the first and fourth quarters. The percent mix of revenues by quarter has been relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our five theme parks which have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional summer vacation months could also impact attendance patterns. The COVID-19 pandemic has impacted the seasonality of our business for the first nine months of 2020 and it is difficult to estimate how the COVID-19 pandemic will impact seasonality for the rest of the year. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance.

Results of Operations

The following discussion provides an analysis of our operating results for the three and nine months ended September 30, 2020 and 2019. The COVID-19 pandemic has materially impacted our revenue and results of operations for the three and nine months ended September 30, 2020.  See “Attendance” and “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table presents key operating and financial information for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,		Variance
	2020	2019	$	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$63,087	$268,048	$(204,961)	(76.5%)
Food, merchandise and other	43,030	205,618	(162,588)	(79.1%)
Total revenues	106,117	473,666	(367,549)	(77.6%)
Costs and expenses:
Cost of food, merchandise and other revenues	9,298	37,843	(28,545)	(75.4%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	91,337	175,634	(84,297)	(48.0%)
Selling, general and administrative expenses	24,335	64,632	(40,297)	(62.3%)
Severance and other separation costs	2,581	1,207	1,374	113.8%
Depreciation and amortization	38,052	40,822	(2,770)	(6.8%)
Total costs and expenses	165,603	320,138	(154,535)	(48.3%)
Operating (loss) income	(59,486)	153,528	(213,014)	NM
Other income, net	(2)	(86)	84	97.7%
Interest expense	28,145	21,463	6,682	31.1%
(Loss) income before income taxes	(87,629)	132,151	(219,780)	NM
(Benefit from) provision for income taxes	(8,392)	34,123	(42,515)	NM
Net (loss) income	$(79,237)	$98,028	$(177,265)	NM
Other data:
Attendance	1,562	8,123	(6,561)	(80.8%)
Total revenue per capita	$67.94	$58.31	$9.63	16.5%
Admission per capita	$40.39	$33.00	$7.39	22.4%
In-park per capita spending	$27.55	$25.31	$2.24	8.9%

Admissions revenue. Admissions revenue for the three months ended September 30, 2020 decreased $205.0 million, or 76.5%, to $63.1 million as compared to $268.0 million for the three months ended September 30, 2019. The decline in admissions revenue was primarily a result of a decrease in attendance of approximately 6.6 million guests, or 80.8%, partially offset by an increase in admission per capita.  Attendance declined due to COVID-19 related impacts including fewer operating days and/or hours per week versus the prior year, capacity limitations, modified/limited park operations, temporary park closures,  limited marketing spend and a limited events line-up.  During the third quarter of 2020, we were open for 562 operating days with limited capacity and reduced operating hours compared to a total of 957 operating days in the third quarter of 2019.  Admission per capita increased by 22.4% to $40.39 for the three months ended September 30, 2020 compared to $33.00 in the comparable prior year quarter.  Admission per capita increased primarily due to the realization of higher prices across admission products and the impact of out of commitment pass revenue, partially offset by the impact of attendance mix when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2020 decreased $162.6 million, or 79.1%, to $43.0 million as compared to $205.6 million for the three months ended September 30, 2019. The decrease results primarily from the decline in attendance discussed above, partially offset by an increase in in-park per capita spending.  In-park per capita spending increased by 8.9% to $27.55 in the third quarter of 2020 compared to $25.31 in the third quarter of 2019.  In-park per capita spending improved primarily due to higher realized prices and mix of certain in-park offerings particularly for merchandise, culinary and other in-park services, partially offset by the impact of visitation mix and limited in-park offerings during the quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2020 decreased by $28.5 million, or 75.4%, to $9.3 million as compared to $37.8 million for the three months ended September 30, 2019. The decrease primarily relates to the decline in attendance and limited park reopenings.  These costs represent 21.6% and 18.4% of the related revenue earned for the three months ended September 30, 2020 and 2019, respectively.  The increase as a percent of related revenue partly relates to the product mix when compared to the prior year period.

Operating expenses. Operating expenses for the three months ended September 30, 2020 decreased by $84.3 million, or 48.0%, to $91.3 million as compared to $175.6 million for the three months ended September 30, 2019.  The decrease largely results from a reduction in labor-related costs due to limited operating days and hours, furloughs and workforce reductions resulting from the limited reopenings and temporary park closures due to the COVID-19 pandemic. Operating expenses also declined due to limited operating schedules and the use of more efficient staffing models, along with other cost savings and efficiency initiatives.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2020 decreased $40.3 million, or 62.3%, to $24.3 million as compared to $64.6 million for the three months ended September 30, 2019.   The decrease primarily relates to a reduction in marketing related costs resulting from the limited reopenings and temporary park closures due to the COVID-19 pandemic, a decline in third-party consulting costs, a decline in labor-related costs, and other cost savings and efficiency initiatives.

Severance and other separation costs. Severance and other separation costs for the three months ended September 30, 2020 and 2019 primarily relates to severance and other expenses for positions which were eliminated. See Note 13–Severance and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements for further details.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2020 declined by $2.8 million, or 6.8%, to $38.1 million as compared to $40.8 million for the three months ended September 30, 2019. The decrease primarily relates to a decline in new asset additions in 2020 along with the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended September 30, 2020 increased $6.7 million, or 31.1%, to $28.1 million as compared to $21.5 million for the three months ended September 30, 2019. The increase primarily relates to additional interest related to the Second-Priority Senior Notes issued in August 2020 and the Senior Secured Notes issued in April 2020, partially offset by the impact of decreased LIBOR rates. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details on our long-term debt.

(Benefit from) provision for income taxes. Income taxes in the three months ended September 30, 2020 was a benefit of $8.4 million compared to a provision for income taxes of $34.1 million for the three months ended September 30, 2019.  Our consolidated effective tax rate was 9.6% for the three months ended September 30, 2020 compared to 25.8% for the three months ended September 30, 2019.  The effective tax rate decreased primarily due to a non-cash valuation allowance on federal and state net operating loss carryforwards, a valuation allowance on federal tax credits and charitable contributions, changes in state tax rates, and other permanent items including equity-based compensation.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table presents key operating and financial information for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30,		Variance
	2020	2019	$	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$163,368	$624,789	$(461,421)	(73.9%)
Food, merchandise and other	114,336	475,444	(361,108)	(76.0%)
Total revenues	277,704	1,100,233	(822,529)	(74.8%)
Costs and expenses:
Cost of food, merchandise and other revenues	23,555	87,062	(63,507)	(72.9%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	283,385	495,917	(212,532)	(42.9%)
Selling, general and administrative expenses	72,393	174,601	(102,208)	(58.5%)
Severance and other separation costs	2,655	3,839	(1,184)	(30.8%)
Depreciation and amortization	114,006	120,325	(6,319)	(5.3%)
Total costs and expenses	495,994	881,744	(385,750)	(43.7%)
Operating (loss) income	(218,290)	218,489	(436,779)	NM
Other income, net	(15)	(138)	123	89.1%
Interest expense	69,206	64,063	5,143	8.0%
(Loss) income before income taxes	(287,481)	154,564	(442,045)	NM
(Benefit from) provision for income taxes	(20,696)	40,905	(61,601)	NM
Net (loss) income	$(266,785)	$113,659	$(380,444)	NM
Other data:
Attendance	4,153	17,925	(13,772)	(76.8%)
Total revenue per capita	$66.87	$61.38	$5.49	8.9%
Admission per capita	$39.34	$34.86	$4.48	12.9%
In-park per capita spending	$27.53	$26.52	$1.01	3.8%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the nine months ended September 30, 2020 decreased $461.4 million, or 73.9%, to $163.4 million as compared to $624.8 million for the nine months ended September 30, 2019. The decline in admissions revenue was primarily a result of a decrease in attendance of approximately 13.8 million guests, or 76.8%, partially offset by an increase in admission per capita.  Attendance declined due to COVID-19 related impacts including temporary park closures, fewer operating days and hours versus the prior year, capacity limitations, modified/limited operations, limited marketing spend and a limited events line-up. During the nine months ended September 30, 2020, we were open for 1,029 operating days with reduced operating hours and limited capacity compared to a total of 2,292 operating days in nine months ended September 30, 2019.  Admission per capita increased by 12.9% to $39.34 for the nine months ended September 30, 2020 compared to $34.86 for the nine months ended September 30, 2019.  Admission per capita increased primarily due to the realization of higher prices across admission products and the impact of out of commitment pass revenue, partially offset by the impact of attendance mix related to higher pass attendance when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2020 decreased $361.1 million, or 76.0%, to $114.3 million as compared to $475.4 million for the nine months ended September 30, 2019. The decrease largely results from the decline in attendance discussed above. In-park per capita spending increased by 3.8% to $27.53 for the nine months ended September 30, 2020 compared to $26.52 for the nine months ended September 30, 2019. In-park per capita spending improved primarily due to higher realized prices and fees and mix of certain in-park offerings particularly for merchandise and other in-park services, partially offset by the impact of visitation mix and limited in-park offerings when compared to the prior year period.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2020 decreased $63.5 million, or 72.9%, to $23.6 million as compared to $87.1 million for the nine months ended September 30, 2019.  The decrease primarily relates to the decline in attendance and related park closures and limited reopenings.  These costs represent 20.6% and 18.3% of the related revenue earned for the nine months ended September 30, 2020 and 2019, respectively. The increase as a percent of related revenue partly relates to the product mix when compared to the prior year period.

Operating expenses. Operating expenses for the nine months ended September 30, 2020 decreased by $212.5 million, or 42.9%, to $283.4 million as compared to $495.9 million for the nine months ended September 30, 2019.  The decrease largely results from the following:  (i) a reduction in labor-related costs due primarily to the COVID-19 temporary park closures and limited reopenings; (ii)  a reduction in other operating costs resulting from limited operating schedules and cost savings initiatives; (iii) a decrease in non-cash equity compensation expense related primarily to the reversal of certain performance vesting restricted units which were no longer considered probable of vesting; and (iv) the impact of other cost savings and efficiency initiatives.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2020 decreased $102.2 million, or 58.5%, to $72.4 million as compared to $174.6 million for the nine months ended September 30, 2019.  The decrease primarily relates to the following: (i) a reduction in marketing related costs due to the COVID-19 temporary park closures and limited reopenings; (ii) a decrease in legal costs due to a previously disclosed legal settlement gain of $12.5 million related to insurance proceeds received in the first quarter of 2020; (iii) a decline in third-party consulting costs;  (iv) a decrease in non-cash equity compensation expense, primarily related to the reversal of equity compensation, as mentioned above, and also includes the reversal of equity compensation expense related to outstanding unvested equity awards previously held by the Company’s former chief executive officer; and (v) the impact of cost savings and efficiency initiatives, including reduced labor related costs. See Note 10–Commitments and Contingencies and Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.

Severance and other separation costs. Severance and other separation costs for the nine months ended September 30, 2020 and 2019 primarily relates to severance and other expenses for positions which were eliminated. See Note 13–Severance and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements for further details.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2020 decreased $6.3 million, or 5.3%, to $114.0 million as compared to $120.3 million for the nine months ended September 30, 2019. The decrease primarily relates to a decline in new asset additions in 2020 along with the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the nine months ended September 30, 2020 increased $5.1 million, or 8.0%, to $69.2 million as compared to $64.1 million for the nine months ended September 30, 2019. The increase primarily relates to additional interest related to the Senior Secured Notes issued in April 2020 and the Second-Priority Senior Notes issued in August 2020, the impact of interest rate swap agreements, which expired in May 2020, and a higher average outstanding balance on our Revolving Credit Facility during the period, partially offset by the impact of decreased LIBOR rates. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

(Benefit from) provision for income taxes. Income taxes for the nine months ended September 30, 2020 was a benefit of $20.7 million compared to a provision for income taxes of $40.9 million for the nine months ended September 30, 2019.  Our consolidated effective tax rate was 7.2% for the nine months ended September 30, 2020 compared to 26.5% for the nine months ended September 30, 2019.  The effective tax rate decreased primarily due to a non-cash valuation allowance adjustment on federal and state net operating loss carryforwards, a valuation allowance adjustment on federal tax credits and charitable contributions, changes in state tax rates, and other permanent items including equity-based compensation. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and share repurchases, when permitted. As of September 30, 2020, we had a working capital ratio (defined as current assets divided by current liabilities) of 1.6, due in part to our outstanding cash balance at September 30, 2020.  Historically, we typically operate with a working capital ratio less than 1 due to significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

Due to the adverse impact of the COVID-19 temporary park closures, which started on March 16, 2020, and the limited reopening with reduced operating days and/or hours and capacity limitations, we generated negative cash flows from operating activities for the nine months ended September 30, 2020. See the “Impact of Global COVID-19 Pandemic” section and the “Our Indebtedness” section for further details concerning the proactive measures we have taken to address liquidity in response to the COVID-19 pandemic. For other factors concerning the global COVID-19 pandemic, see the “Risk Factors” section in this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2020, prior to the COVID-19 temporary park closures, we completed a share repurchase of 469,785 shares for an aggregate total of approximately $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of September 30, 2020. In connection with Amendment No. 12 to the Amended Credit Agreement, we are restricted from paying any dividends or making other restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met.  The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 6–Long-Term Debt and Note 12–Stockholders’ Equity in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

The following table presents a summary of our cash flows (used in) provided by operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2020	2019
	(Unaudited, in thousands)
Net cash (used in) provided by operating activities	$(107,649)	$313,683
Net cash used in investing activities	(75,715)	(152,856)
Net cash provided by (used in) financing activities	632,310	(143,244)
Net increase in cash and cash equivalents, including restricted cash	$448,946	$17,583

Cash Flows from Operating Activities

Net cash used in operating activities was $107.6 million during the nine months ended September 30, 2020 as compared to net cash provided by operating activities of $313.7 million during the nine months ended September 30, 2019.  Net cash (used in) provided by operating activities was primarily impacted by the decline in revenue due to the temporary park closures and limited park reopenings.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the nine months ended September 30, 2020 consisted primarily of capital expenditures of $75.7 million largely related to future attractions. Net cash used in investing activities during the nine months ended September 30, 2019 consisted primarily of $152.9 million of capital expenditures largely related future attractions.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Nine Months Ended September 30,
	2020	2019
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$65,914	$137,053
Expansion/ROI projects(b)	9,801	15,827
Capital expenditures, total	$75,715	$152,880
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.

(b)	Reflects capital expenditures for park expansion, new properties, and revenue and/or expense return on investment (“ROI”) projects.

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

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2020 results primarily from net proceeds from our Senior Notes and our Second-Priority Senior Notes offering of $713.7 million, partially offset by net repayments on our revolving credit facility of $50.0 million, $12.4 million used to repurchase shares and repayments of $11.6 million on our long-term debt. Net cash used in financing activities during the nine months ended September 30, 2019 results primarily from $150.0 million used to repurchase shares and repayments of $11.6 million on our long-term debt, partially offset by a net draw on our revolving credit facility of $20.0 million.  See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below.  As of September 30, 2020, our indebtedness consisted of senior secured credit facilities, first-priority senior secured notes (“Senior Notes”) and second-priority senior secured notes (“Second-Priority Senior Notes”).

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Amended Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). On March 10, 2020, SEA entered into an amendment, Amendment No. 10 (the “Amendment No. 10”) to its Amended Credit Agreement. Pursuant to Amendment No. 10, SEA increased the revolving credit commitments available under the Amended Credit Agreement from $210.0 million to an aggregate of $332.5 million.  On April 19, 2020 and on July 29, 2020, respectively, SEA entered into Amendment No. 11, (the “Amendment No. 11”) and Amendment No. 12, (the “Amendment No. 12”) to its Amended Credit Agreement to further amend certain provisions therein. See “Covenant Compliance” discussion which follows.

As of September 30, 2020, our Senior Secured Credit Facilities consisted of $1.5 billion in Term B-5 Loans which will mature on March 31, 2024, along with a $332.5 million Revolving Credit Facility, which was not drawn upon as of September 30, 2020.  As of September 30, 2020, SEA had approximately $21.2 million of outstanding letters of credit, leaving $311.3 million available for borrowing under the Revolving Credit Facility.

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

Second-Priority Senior Secured Notes

On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Notes”).  Net of expenses related to the offering of the Second-Priority Senior Notes and Amendment No. 12 to the Credit Agreement, we used a portion of the proceeds from the issuance of the Second-Priority Senior Notes to repay the then outstanding borrowings under the Revolving Credit Facility of $311.0 million.

See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details concerning our long-term debt.

Covenant Compliance

As of September 30, 2020, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

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

Adjusted EBITDA

Under the credit agreement governing the Senior Secured Credit Facilities, our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on “Adjusted EBITDA”.  The Senior Secured Credit Facilities defines “Adjusted EBITDA” as net income or loss before interest expense, income tax expense, depreciation and amortization, as further adjusted to exclude certain unusual, non-cash, and other items permitted in calculating covenant compliance under the Senior Secured Credit Facilities, subject to certain limitations. Adjusted EBITDA as defined in the Senior Secured Credit Facilities is consistent with our reported Adjusted EBITDA.  We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate companies in the industry.  In addition, the presentation of Adjusted EBITDA for the last twelve months provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Senior Secured Credit Facilities.  Adjusted EBITDA is a material component of these covenants. See the “Our Indebtedness-Covenant Compliance” section for further details.

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for a measure of our financial performance prepared in accordance with GAAP and is not indicative of income or loss from operations as determined under GAAP. Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate our financial performance. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation.

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net (loss) income for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2020	2019	2020	2019	2020
	(Unaudited, in thousands)
Net (loss) income	$(79,237)	$98,028	$(266,785)	$113,659	$(290,968)
(Benefit from) provision for income taxes	(8,392)	34,123	(20,696)	40,905	(22,073)
Interest expense	28,145	21,463	69,206	64,063	89,321
Depreciation and amortization	38,052	40,822	114,006	120,325	154,238
Equity-based compensation expense (a)	3,484	1,162	3,203	8,444	5,865
Loss on impairment or disposal of assets and certain non-cash expenses(b)	131	1,425	1,551	2,217	2,532
Business optimization, development and strategic initiative costs (c)	3,698	9,270	5,997	18,262	15,604
Certain investment costs and other taxes (d)	433	468	1,095	4,930	1,221
Other adjusting items (e)	2,462	136	(3,492)	182	32,280
Adjusted EBITDA (f)	$(11,224)	$206,897	$(95,915)	$372,987	$(11,980)
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (g)					1,900
Adjusted EBITDA, after cost savings (h)					$(10,080)

(a)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation.  For the nine and twelve months ended September 30, 2020, includes a reversal of equity compensation for certain performance vesting restricted units which are no longer considered probable of vesting.  See Note 11–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals.  For the twelve months ended September 30, 2020, primarily reflects asset write-offs related to certain rides and equipment which were removed from service.

(c)

For the three and nine months ended September 30, 2020, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $2.6 million and $2.7 million , respectively, of severance and other separation costs  primarily related to the 2020 Restructuring Program and (ii) $0.5 million and $2.4 million, respectively, of third party consulting costs.

For the three and nine months ended September 30, 2019, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $6.5 million and $12.5 million, respectively, of third party consulting costs and (ii) $1.2 million and $3.8 million, respectively, of severance and other separation costs primarily associated with positions eliminated.

For the twelve months ended September 30, 2020, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $11.1 million of third party consulting costs, and (ii) $3.0 million of severance and other separation costs primarily related to the 2020 Restructuring Program.

See Note 13–Severance and Other Separation Costs in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(d)

For the nine months ended September 30, 2019, $4.3 million relates to expenses associated with the previously disclosed transfer of shares and HP agreements. See Note 9-Related Party Transactions in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(e)

Reflects the impact of certain expenses, net of insurance recoveries and adjustments, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.  For the three months ended September 30, 2020, includes approximately $2.0 million in incremental nonrecurring costs directly associated with the COVID-19 global pandemic, primarily due to incremental labor-related costs to operate the parks and operations with enhanced safety measures, contract termination or modification costs related to impacts from the temporary COVID-19 park closures, and initial purchases of safety monitoring and personal protective equipment.

For the nine and twelve months ended September 30, 2020, includes approximately $6.0 million in incremental nonrecurring costs associated with the COVID-19 global pandemic primarily due to incremental labor-related costs to prepare and operate the parks with enhanced safety measures, incremental third-party consulting costs primarily related to our COVID-19 response and safety communication strategies, contract termination or modification costs related to impacts from the temporary COVID-19 park closures, and initial purchases of safety monitoring and personal protective equipment.

For the nine and twelve months ended September 30, 2020, includes $12.5 million of insurance proceeds related to a legal settlement gain as previously disclosed. For the twelve months ended September 30, 2020, also includes approximately $32.1 million related to a legal settlement charge, net of insurance recoveries, as previously disclosed.

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

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K other than long-term debt and interest obligations  pursuant to our Senior Notes offering, Second-Priority Senior Notes offering, and Amendment No. 10 to our Amended Credit Agreement. As a result, our total long-term debt obligations as of September 30, 2020, not including any possible prepayments, are as follows for the remainder of 2020, 2021-2022, 2023-2024 and 2025, respectively (in thousands): $3,876; $31,010; $1,461,368; and $727,500. Our estimated future interest payments based on interest rates in effect at September 30, 2020 are as follows for the remainder of 2020, 2021-2022, 2023-2024 and 2025, respectively (in thousands): $24,891; $250,354; $205,370; and $57,085. Interest obligations also include letter of credit and commitment fees for the used and unused portions of our Revolving Credit Facility assuming payoff at maturity and excluding any possible principal prepayments.

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

Goodwill, Other Indefinite-Lived Intangible Assets and Other Long-Lived Assets

During the nine month period ended September 30, 2020, due to the temporary park closures effective March 16, 2020 resulting from the global COVID-19 pandemic, we performed a qualitative impairment analysis of goodwill and other indefinite-lived intangible assets which included certain judgements and assumptions related to the impact of the park closures, reopening time frames and expected attendance levels upon reopening and determined that, based on the significant excess fair values over carrying values that previously existed, there was no impairment related to these assets.  Additionally, using similar assumptions, we evaluated certain other long-lived assets, including our right of use assets for impairment.  We compared the estimated undiscounted net cash flows of our long-lived and right of use assets to their respective carrying values. Based on the results of the analysis and our intent and ability to retain value and use for a period of time sufficient to allow for any anticipated recovery in market conditions, we concluded that the estimated undiscounted net cash flows for these assets exceeded its carrying value and therefore, no impairment of other long-lived assets had occurred.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2020.

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

We previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt.  In May 2020, our interest rate swap agreements expired, as such, we did not have any derivative instruments outstanding as of September 30, 2020.  We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At September 30, 2020, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $311.0 million, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $9.1 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $6.0 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain employees worked remotely due to the COVID-19 related park closures and some continue to work on a remote basis. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to the global COVID-19 pandemic, quarantines, significant travel warnings and restrictions, social distancing rules, curfews and shelter-in-place have been implemented and may be re-implemented pursuant to federal, state and local orders and mandates. From March 16, 2020 to June 5, 2020, we temporarily closed all of our theme parks and therefore, did not generate revenue from our parks during the closure period. Beginning on June 6, 2020, we began the phased reopening of some of our parks.  Although some of our parks have been permitted to re-open with limited capacity, the extent and duration of any negative impacts over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time. It is also impossible to predict  the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel and consumer behavior. It is possible that the spread of the COVID-19,  the resulting economic and societal impact, social distancing or other safety requirements existing today or that may be implemented will reduce our guests’ interest or ability to visit our theme parks. The COVID-19 pandemic and the actions taken in response, pose the risk that we or our employees, contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Restrictions on travel, quarantines and other measures imposed in response to the COVID-19 pandemic, as well as ongoing concern regarding the virus’ potential impact, have had and will likely continue to have a negative effect on economies and financial markets, including supply chain shortages and additional business disruptions. Any such impacts could have a material adverse effect on our business.

In response to our park closures, we took steps to minimize our cash outflows, manage costs and expenditures and maximize liquidity.  Some of these measures included, but are not limited to (i) deferring all capital projects while our parks were closed other than a minimal amount of essential projects and maintenance and postponing to 2021 the opening of rides that were still under construction and scheduled to open in 2020; (ii) eliminating or deferring non-essential operating expenses while the parks were closed and actively managing operating expenses as the parks reopen; (iii) eliminating substantially all advertising and marketing spend while the parks were closed and strategically managing marketing spend as parks reopen; (iv) temporarily reducing Executive Officer base pay by 20%; (v) working with certain vendors and other business partners to manage, defer, and/or abate certain costs and payments; and (vi) initially furloughing approximately 95% of our employees upon closing all of our parks.  It is unclear if any of these actions could have a lasting negative impact on our relationships with vendors, current and/or future business partners or ambassadors or, if the parks are forced to close again, whether we will be able to achieve similar cost savings. We have been sued and may face additional lawsuits or damage to our reputation related to actions taken or not taken as a result of COVID-19 from current and/or future vendors, customers and/or ambassadors. The lawsuits could negatively impact our cash flows and results of operations. Also, another prolonged closure of our parks could materially impact our results, operations and financial condition. Additionally, due to the uncertainties created by the COVID-19 pandemic and the related impact on our business, we have made or may make future employment or restructuring decisions which may subject us to increased risks related to employment matters, including increased union organizing activity, litigation and/or claims for severance or other benefits.

In March 2020, we increased borrowings under our revolving credit facility as a precautionary measure to increase our cash position and in April 2020 we issued $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 to raise capital and provide additional liquidity for a sustained period and to preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Additionally on April 19, 2020, we entered into an amendment to our Amended Credit Agreement to amend certain provisions therein (“Amendment No. 11”). On July 29, 2020, we entered into another amendment to our Amended Credit Agreement to further amend certain provisions therein (“Amendment No. 12”). Pursuant to Amendment No. 12, we will be exempt from complying with our first lien secured leverage ratio covenant through the end of 2021 and will be required to comply with a quarterly minimum liquidity coverage test (defined as unrestricted cash and cash equivalents and available commitments under the Revolving Credit Facility) of not less than $75.0 million until the earlier of September 30, 2022 or the date we elect to use actual Adjusted EBITDA for purposes of calculating our financial maintenance covenant. There is no certainty we will be able to meet this test and failure to meet this test could result in events of default under our debt agreements, acceleration of our outstanding debt and materially affect our financial condition and results of operations.  On August 5, 2020, we closed on an offering of $500.0 million of 9.500% second-priority senior secured notes offering due 2025 which provided us with net proceeds of approximately $489.9 million. As of September 30, 2020, total unrestricted cash and cash equivalents was approximately $488.4 million and $311.3 million was available under our revolving credit facility.

We cannot be certain that we will continue to have access to sufficient liquidity to meet our obligations for the time required to allow our cash generating operations to normalize. The effect of COVID-19 on the capital markets could significantly impact our cost of borrowing and the availability of capital to us. COVID-19 also makes it more challenging for management to estimate the future performance of our business and/or our liquidity needs, particularly over the near to medium term. We may not be able to obtain additional liquidity and any relief provided by lenders, governmental agencies, and business partners may not be adequate and may include onerous terms.

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

Our business also could be significantly affected should the disruptions caused by COVID-19 lead to systemic changes in consumer behavior. The outbreak of COVID-19 has significantly increased economic uncertainty. It is possible that the current outbreak or continued spread of COVID-19 could cause a global recession, which could further adversely affect our business, and such adverse effects may be material. Further, our results of operations and financial condition would be negatively impacted if we experience another prolonged period of closure, experience significant declines in business volumes, are unable to return to normalized performance levels or attendance at our parks is limited due to capacity restrictions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the third quarter of 2020.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2020	July 31, 2020	788	$15.95	—	$237,594,184
August 1, 2020	August 31, 2020	1,054	$19.18	—	237,594,184
September 1, 2020	September 30, 2020	157	$21.46	—	237,594,184
		1,999		—	$237,594,184
(1)

All purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

(2)

The Company’s Board of Directors had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Through September 30, 2020, the Company had repurchased an aggregate total of approximately $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of September 30, 2020. All of the common stock is held as treasury shares as of September 30, 2020. In connection with Amendment No. 12 to the Company’s Amended Credit Agreement, the Company is restricted from making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met.  See Note 6–Long-Term Debt and Note 12–Stockholders’ Equity in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Executive Officers’ Annual Base Pay

On April 6, 2020, the Company announced that the executive officers of the Company agreed to have their annual base salary temporarily reduced by 20%.  On November 4, 2020, the Compensation Committee reinstated the executive officer’s annual base salary to the levels immediately prior to the reduction effective on the first day of the current pay period.

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

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL.

*	Filed herewith.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: November 6, 2020	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Accounting Officer and Interim Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)