Form 10-K
period 2020-12-31
SeaWorld Entertainment, Inc.
filed 2021-02-26
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $749,219,595 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange.  For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 78,508,888 shares of Common Stock, par value $0.01 per share as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2021 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” “SeaWorld,”  “we,” “our” or “us” in this Annual Report on Form 10-K refer to SeaWorld Entertainment, Inc. and its consolidated subsidiaries; (ii) references to “guests” refer to our theme park visitors; (iii) references to “customers” refer to any consumer of our products and services, including guests of our theme parks; (iv) references to our “theme parks” or “parks” include all of our separately gated parks; (v) references to the “TEA/AECOM 2019 Report” refer to the 2019 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2020; and (vi) references to the “Amusement Today, 2019” refer to the Amusement Today 2019 Golden Ticket Awards, Vol. 23, issue 6.2 dated September 2019. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM 2019 Report, which are not independently validated by the Company.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including the following:

•	the effects of the global Coronavirus (“COVID-19”) pandemic on our business and the economy in general
•	complex federal and state regulations governing the treatment of animals, which can change, and claims and lawsuits by activist groups before government regulators and in the courts;
•	activist and other third-party groups and/or media can pressure governmental agencies, vendors, partners, and/or regulators, bring action in the courts or create negative publicity about us;
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
•

a significant portion of our revenues have historically been generated in the States of Florida, California and Virginia, and any risks affecting such markets, such as natural disasters, closures due to pandemics, severe weather and travel-related disruptions or incidents;

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

As one of the world’s foremost zoological organizations and a global leader in animal welfare, training, husbandry, veterinary care and marine animal rescue, we are committed to helping protect and preserve the oceans, environment and the natural world. For more information, see the “—Our Culture and Social Responsibility” section included elsewhere in this Annual Report on Form 10-K.

Recent Developments

Impact of Global COVID-19 Pandemic

In response to the global COVID-19 pandemic, and in compliance with government restrictions, we temporarily closed all of our theme parks effective March 16, 2020. Beginning in June 2020, we began the phased reopening of some of our parks with enhanced health, safety and sanitizing measures, capacity limitations, modified/limited operations, reduced hours and/or reduced operating days.  In particular, on June 6, our Aquatica water park in Texas reopened; on June 11, all five of our Florida parks reopened; on June 19, our SeaWorld park in Texas reopened; on July 24, our Sesame Place park in Pennsylvania reopened; on August 5, our Busch Gardens park in Virginia reopened and on August 28, our SeaWorld park in California reopened on a limited basis, following the State of California’s guidance for reopening zoos.  In compliance with revised state government restrictions issued late in the fourth quarter in California, we once again closed our SeaWorld park in California effective December 7, 2020.  Separately, we were unable to open our Aquatica water park in California and our Water Country USA water park in Virginia for the 2020 operating season.  Additionally, during the third quarter, the state of Virginia had a state mandated capacity restriction of 1,000 guests at a time which significantly restricted attendance for our Busch Gardens park in that state. On October 29, 2020, the State of Virginia revised its theme park guidance and modified the methodology for calculating capacity at theme parks.  As a result, capacity at this park increased from 1,000 guests to approximately 4,000 guests at a time. On February 1, 2021, in consultation with the State of Virginia, we increased capacity to approximately 6,000 guests at a time based on revisions to the methodology for calculating restricted capacity at theme parks.   On January 15, 2021, while our SeaWorld San Diego park remained closed, we introduced a limited time drive-through only experience for guests at this park. Subsequently, based on updated state government guidance issued in January 2021, we have since reopened our SeaWorld park in California on February 6, 2021 on a limited basis, once again following the State of California’s guidance for reopening zoos. In 2021, we have also begun year-round operations at our SeaWorld park in Texas and have begun to operate on select days at both our Busch Gardens park in Virginia and our Sesame Place park in Pennsylvania.  These parks are now open primarily on the weekend and holidays during the winter season, weather permitting. We continue to monitor guidance from, and engage with, federal, state and local authorities and may adjust our plans accordingly.

Since the COVID-19 pandemic began, we have taken proactive measures for the safety of our guests, employees and animals, to manage costs and expenditures, and to maximize liquidity in response to the temporary park closures and limited reopenings related to the COVID-19 pandemic. Some of these measures included, but were not limited to: (i) increased our revolving credit commitments on March 10th; (ii) issued $227.5 million in first-priority senior secured notes and $500.0 million in second-priority senior secured notes to raise additional capital and further enhance available liquidity; (iii) entered into amendments to our existing senior secured credit facilities to amend our financial covenants; (iv) initially furloughed approximately 95% of our employees upon closing all of our parks; (v) obtained payroll tax credits and deferred certain social security payroll taxes under the CARES act; (vi) temporarily reduced executive officers’ base salary by 20% through November 2020; (vii) eliminated and/or deferred all non-essential operating expenses at all of our parks and corporate headquarters while the parks were closed and actively managing operating expenses; (viii) eliminated substantially all advertising and marketing spend while the parks were closed and strategically managing marketing spend as parks reopened; (ix) substantially reduced or deferred all capital expenditures starting in March 2020 (other than minimal essential capital expenditures) when the parks were closed and postponed the opening of rides that were still under construction and scheduled to open in 2020; (x) worked with certain vendors and other business partners to manage, defer, and/or abate certain costs and payments and; (xi) added additional levels of review and approval for payments and cash disbursements which remains in place.

Concurrent with the reopening of some of our parks, we began to prudently bring some employees back from furlough. Some of our employees remain on furlough while others have been transitioned from a furloughed status to a permanent layoff.

The COVID-19 pandemic, resulting park closures and limited park reopenings have had, and are likely to continue to have, a material impact on our financial results.  See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Annual Report on Form 10-K.

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

The Board increased its size from eight to ten directors and elected Timothy J. Hartnett and Kimberly K. Schaefer to serve as directors of the Company on December 9, 2020.

Our Competitive Strengths

•

Brands That Consumers Know and Love. We believe our brands attract and appeal to guests from around the world. We use our brands, intellectual property and the work we do to care for animals to increase awareness of our theme parks, drive attendance to our theme parks and create “out-of-park” experiences for our guests as a way to connect with them before they visit our theme parks and to stay connected with them after their visit. Such experiences include various consumer product offerings, including toys, books, apparel, and technology accessories as well as our websites and advertisements.

•

Differentiated Theme Parks. We own and operate 12 theme parks which deliver high-quality educational experiences, entertainment offerings, aesthetic appeal, and shopping and dining experiences.  Our portfolio includes theme parks ranked among the most highly attended in the industry, including three of the top 20 theme parks and four of the top 10 water parks in North America, as measured by attendance (TEA/AECOM 2019 Report).  Our combined theme park portfolio has over 650 attractions that appeal to guests of all ages, including 88 animal habitats, 114 programs and 204 rides. In addition, we have over 350 restaurants, photo and specialty retail shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from educational animal encounters and presentations, to thrilling rides and exciting shows.  In fact, we have won numerous awards and recognition.  See further details in our theme park portfolio table located in the Our Theme Parks section which follows.

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

•

One of the World’s Largest Zoological Collections. We provide care for what we believe is one of the world’s largest zoological collections. We believe we are attractively positioned in the industry due to our highly unique zoological collection and ability to present our animals in a differentiated, interactive and educational manner.  Through opportunities to explore and interact with these amazing animals in our parks, each year we educate millions of guests with the goal of inspiring them to care and protect animals and their habitats in the wild.  Our commitment to these animals includes applying world-class standards of care while striving to provide habitats that promote their health.  We also lead, partner with and/or sponsor research efforts that have provided and will continue to provide essential information and tools to help protect and sustain species in their natural habitats around the world.  See the “—Conservation & Community Relations” section included elsewhere in this Annual Report on Form 10-K.

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

•

Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team, currently led by Marc Swanson, Interim Chief Executive Officer, have an average tenure of approximately 16 years in relevant industries. The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product and business development, hospitality, finance and accounting. Additionally, our animal care team is among the most experienced and qualified in the world, making us a global leader in animal welfare, husbandry, enrichment, and veterinary care.

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

•

Significant Cash Flow Generation. We believe that our disciplined approach to capital expenditures, cost management and working capital management historically has enabled us to generate significant annual operating cash flow, even in years of declining performance. In addition, typically five of our 12 theme parks are open year-round, which helps reduce seasonal cash flow volatility. Due to the temporary park closures and limited reopenings as a result of the COVID-19 pandemic, our cash flow in 2020 was materially impacted.  We have taken significant actions to carefully manage our cash flow, reduce our costs and strengthen our liquidity as we navigate through this environment.  For more details, refer to the “—Impact of Global COVID-19 Pandemic” section.

•

Care for Our Community and the Natural World. We are committed to the communities in which our theme parks are located and focus our philanthropic efforts in three areas: animal preservation and stewardship; youth development and education; and community initiatives that address environmental sustainability. Our theme parks inspire and educate children and guests of all ages through experiences that are educational, fun and meaningful. Additionally, our Sesame Place park was the first theme park in the world to have achieved the designation of Certified Autism Center from the International Board of Credentialing and Continuing Education Standards (the “IBCCES”).

In 2020, in response to the COVID-19 pandemic, we provided complimentary distance learning resources for students, teachers and parents to use as schools shifted to virtual classrooms.  These resources included standards-aligned classroom activities, teacher’s guides, videos, and animal information books.  By providing these distance learning resources, we were able to help families explore, discover, and stay connected virtually in a fun and inspiring environment even while our parks were temporarily closed.

We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work.  For example, we are one of the primary supporters and a corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, we operate one of the world’s most respected rescue programs for ill and injured marine animals, in collaboration with federal, state and local governments, and other members of accredited stranding networks, among others, with the goal of rehabilitating and returning them to the wild. For more than five decades, our animal experts have helped more than 38,000 ill, injured, orphaned and abandoned wild animals. We are committed to animal rescue, conservation research and education and invest millions annually in these efforts.

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

We generally locate our theme parks in geographic clusters, which we believe improves our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs.  Our portfolio of branded theme parks includes the following names (see the theme park portfolio table which follows for more details on each of these parks and a summary of our recent awards and recognitions):

•

SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, educational presentations, special dining experiences, thrilling attractions and a variety of educational and entertainment offerings that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill and family-friendly rides and entertainment that creatively incorporate our one-of-a-kind zoological collection. We currently own and operate the following SeaWorld-branded theme parks:

•

SeaWorld San Diego is the original SeaWorld theme park and was founded in 1964 by four graduates from the University of California, Los Angeles (UCLA). SeaWorld San Diego spans 190 acres of waterfront property on Mission Bay in San Diego, California, is open year-round and is one of the most visited paid attractions in San Diego. SeaWorld San Diego is home to a number of attractions, including Tidal Twister, a first-of-its-kind dueling roller coaster which opened in 2019 and Electric Eel, a triple-launch steel roller coaster which opened in 2018.  SeaWorld San Diego is ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2019 Report).

•

SeaWorld Orlando is a 279-acre theme park in Orlando, Florida, the world’s largest theme park destination, and is open year-round. In 2019, SeaWorld Orlando opened Sesame Street Land, an immersive new land which includes kids wet and dry play areas, interactive experiences, fun family rides and a Sesame parade.  SeaWorld Orlando is also home to a number of thrilling and family-friendly rides including Infinity Falls, a river rapid ride which opened in 2018 and Mako, a high-speed hyper coaster which opened in 2016. SeaWorld Orlando is ranked among the top 10 theme parks in North America, as measured by attendance (TEA/AECOM 2019 Report).

•

SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing 397 acres in San Antonio, Texas. In 2020, prior to the temporary park closure, SeaWorld San Antonio opened Texas StingRay, the tallest, fastest and longest wooden coaster in Texas and in 2019 opened Turtle Reef, a one-of-a-kind sea turtle attraction, Sea Swinger, a thrilling swing ride, and Riptide Rescue, a family-friendly spinner ride.

•

Busch Gardens. Our Busch Gardens theme parks are family-oriented destinations designed to immerse guests in international geographic settings.  They are renowned for their thrill ride offerings as well as their beauty and cleanliness with award-winning landscaping and gardens.  Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions, roller coasters, educational experiences and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:

•

Busch Gardens Tampa Bay is open year-round and features exotic animals, shows and both thrill and family-friendly rides on 306 acres of lush natural landscape.  The zoological collection is a popular attraction for families, and the portfolio of rides broaden the theme park’s appeal to teens and thrill seekers of all ages.  In 2019, Busch Gardens Tampa Bay opened Tigris, a triple launch steel coaster that catapults riders forward and backward. Busch Gardens Tampa Bay is ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2019 Report).

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

•

Aquatica. Our Aquatica-branded water parks are premium, family-oriented destinations in a South Seas-themed tropical setting.  Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative presentation of marine and terrestrial animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following separately gated Aquatica branded theme parks:

•

Aquatica Orlando is an 81-acre South Seas-themed water park adjacent to SeaWorld Orlando that is open year-round. The water park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats.  In 2019, Aquatica Orlando opened KareKare Curl, a family tube water ride and in 2018 the park opened Ray Rush, a thrilling family raft slide.  Aquatica Orlando is ranked #4 most attended water park in North America and #8 worldwide (TEA/AECOM 2019 Report) and was the first water park in the world to be designated a Certified Autism Center (IBCCES, 2019).

•

Aquatica San Antonio is an 18-acre water park located adjacent to SeaWorld San Antonio.  The water park features a variety of waterslides, rivers, lagoons, a large beach area and private cabanas. In 2020, prior to the temporary park closure, Aquatica San Antonio opened Tonga Twister, a high energy body slide and in 2019, the park opened Ihu’s Breakaway Falls, a multi-drop tower slide.  Aquatica San Antonio is ranked #8 most attended water park in North America (TEA/AECOM 2019 Report).

•

Aquatica San Diego is a 66-acre water park located in Chula Vista, California, near our SeaWorld San Diego theme park. The water park features a variety of waterslides, a lazy river, a wave pool with a large beach area and private cabanas.  In October 2019, we announced we will convert Aquatica San Diego into our second Sesame Place standalone park in the spring of 2021. While construction began in the fall of 2019, it was temporarily paused due to the COVID-19 pandemic. We currently expect to open this park in 2022. We were unable to open Aquatica San Diego for its 2020 operating season. For more details, refer to the “—Impact of Global COVID-19 Pandemic” section and Note 15–Commitments and Contingencies in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

•

Discovery Cove. Located next to SeaWorld Orlando, Discovery Cove is a 58-acre, reservations only, all-inclusive marine life theme park that is open year-round to guests and features premium culinary offerings. The theme park restricts its attendance in order to assure a more intimate experience. Discovery Cove provides guests with a full day of activities, including the opportunity to interact with dolphins and sharks, snorkel with thousands of tropical fish, wade in a lush lagoon with stingrays and hand-feed birds in a free flight aviary. Discovery Cove was the first all-inclusive day resort and animal interaction park in the U.S. to be designated a Certified Autism Center (IBCCES, 2019).

•

Sesame Place. Located on 55 acres near Philadelphia, Sesame Place is currently the only theme park in the United States entirely dedicated to the award-winning television show, Sesame Street, and its spirit of imagination. The theme park shares SeaWorld’s “education and learning through entertainment” philosophy and allows parents and children to experience Sesame Street together through whirling rides, water slides, colorful shows and furry friends.  During 2020, in response to the COVID-19 pandemic and to provide our guests with alternative options to enjoy our park, we introduced a new drive-through event on select nights.  See additional discussion concerning the license agreement with Sesame Workshop in the “—Intellectual Property” section included elsewhere in this Annual Report on Form 10-K.  Sesame Place is the first theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018).  As mentioned above, Aquatica San Diego will be converted into our second Sesame Place standalone park which is expected to open in 2022. For more details, refer to Note 15–Commitments and Contingencies in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

•

Water Country USA. Located on 222 acres, Virginia’s largest family water park, Water Country USA, features state-of-the-art water rides and attractions, all set to a 1950s and 1960s surf theme.  Water Country USA is located near Busch Gardens Williamsburg and in 2019 opened Cutback Water Coaster, Virginia’s first hybrid water coaster.  Water Country USA is ranked #6 most attended water park in North America (TEA/AECOM 2019 Report). We were unable to open Water Country USA for the 2020 operating season.  See additional discussion relating to park closures in the “—Impact of Global COVID-19 Pandemic” section included elsewhere in this Annual Report on Form 10-K.

•

Adventure Island. Located adjacent to Busch Gardens Tampa Bay, Adventure Island is a 56-acre water park which features water rides, dining and other attractions that incorporate a Key West theme.  Adventure Island is ranked #7 most attended water park in North America (TEA/AECOM 2019 Report).  In 2020, prior to the temporary park closure, Adventure Island opened Solar Vortex, the first dual tailspin waterslide in North America.

The table which follows represents our theme park portfolio in 2019 and some of our recent awards and recognition. Due the COVID-19 pandemic, temporary park closures and operational modifications/limitations upon reopening, the 2020 theme park portfolio was significantly impacted and is not reflective of a typical operating year; therefore, the 2019 theme park portfolio is presented below.

Location	Theme Park	Year Opened	Awards/Recognition	2019 Theme Park Portfolio
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Orlando, FL		1973

•Voted Orlando’s Best Theme Park from 2016 through 2019 (Orlando Sentinel, 2016-2019)

•Ranked #1 Best Marine Life/Wildlife Park since the award’s inception in 2006 (Amusement Today, 2006-2019)

•Ranked among top 10 amusement park in the U.S. and the world (TripAdvisor, 2019)

•Features Sesame Street Land which was awarded the Best New Amusement Park Attraction for 2019 (USA Today, 2020), Mako which ranked #2 Best Roller Coaster (USA Today, 2020) and #15 top steel roller coaster in the world, Infinity Falls which ranked #4 Best Water Ride of 2019 and SeaWorld Christmas which ranked #4 Best Christmas Event of 2018 (Amusement Today, 2019)

•Awarded two International Association of Amusement Parks and Attractions (“IAAPA”) 2019 Brass Ring Awards (IAAPA)

				17	15	24	39
		2000	•Ranked #3 Best Marine Life/Wildlife Park in 2019 and 2017 and #4 in 2018 (Amusement Today, 2017-2019) •Ranked among top two amusement parks in the world 2013-2017 (TripAdvisor, 2013-2017) •Voted Best Marine Mammal Park (Global Brands Magazine, 2020)	5	3	0	9
		2008	•Ranked among top 5 for Nation’s Best Outdoor Waterpark from 2018 through 2020, including the #1 ranking in 2018 (USA Today, 2018-2020) •Voted Orlando’s Best Waterpark from 2016 through 2019 (Orlando Sentinel 2016-2019) •Ranked among the top 25 water parks in the U.S. (TripAdvisor, 2019) •Features Ray Rush, ranked #4 Best Water Park Ride of 2019 (Amusement Today, 2019)	3	13	0	5
Tampa, FL		1959

•Ranked #5 for the Best Amusement Park for 2020 and features Falcon’s Fury which ranked #1 Best Non-Roller Coaster ride for 2020, Montu which ranked in the top 10 for Best Roller Coaster for 2020, Tigris which ranked #3 Best New Amusement Park Attraction for 2019, Turn It Up! Show which ranked among top 5 Best Amusement Park Entertainment for 2019 and 2020 and Christmas Town which ranked #6 Best Theme Park Holiday Event (USA Today, 2019-2020)

•Ranked among top four Best Marine Life/Wildlife Park of 2019 and features 3 of the world’s top 50 steel roller coasters (Amusement Today, 2019)

•Ranked among top 25 amusement parks in the U.S. (TripAdvisor, 2019-2020)

				16	29	15	50
		1980	•Ranked #8 and #9 for the Best Outdoor Waterpark in 2020 and 2019, respectively (USA Today, 2019-2020)	0	12	0	5
San Diego, CA		1964	•Ranked among top three Best Marine Life Park from 2006 through 2018 (Amusement Today, 2006-2018) •Features Tidal Twister which ranked #4 Best New Family Attraction of 2019 (Amusement Today, 2019) and #10 Best New Amusement Park Attraction for 2019 (USA Today, 2020) •Awarded three IAAPA 2018 Brass Ring Awards and one in 2017 (IAAPA)	28	16	17	26
		1996(a)	•Located in Chula Vista, California, is expected to be converted into our second Sesame Place standalone park in 2022	2(h)	9(h)	0(h)	4(h)
San Antonio, TX		1988	•Features Texas Stingray which was ranked #5 Best New Amusement Park Attraction for 2020 and Turtle Reef which was ranked #6 Best New Amusement Park Attraction for 2019 (USA Today, 2020-2021) •Ranked among top four Best Marine Life Parks from 2006 through 2018 (Amusement Today, 2006-2018)	9	12	30	43
		2016(b)	•Ranked among top 15 water parks in the U.S. (TripAdvisor 2019)	3	13	0	7
Williamsburg, VA		1975

•Ranked #3 for the Best Amusement Park for 2020 and features the Celtic Fyre show which was awarded the Best Amusement Park Entertainment for 2018 through 2020 and Christmas Town which ranked #8 Best Theme Park Holiday Event (USA Today, 2018-2020)

•Ranked among top 25 amusement parks in the U.S. (TripAdvisor, 2019-2020)

•Named the World’s Most Beautiful Amusement Park for 30 consecutive years (National Amusement Park Historical Association, 2020)

•Awarded Most Beautiful Park/Best Landscaping each year since the category’s inception in 1998 and features one of the world’s top 50 wood roller coasters, Invadr, and three of the world’s top 50 steel roller coasters, led by Apollo’s Chariot, the #8 rated steel roller coaster in the world (Amusement Today, 1998- 2019)

				5	38	16	37
		1984

•Ranked #5 for the Best Outdoor Waterpark (USA Today, 2020)

•Ranked among top 25 water parks in the U.S. (TripAdvisor 2019-2020)

•Features the Cutback Water Coaster ride which was awarded the Best New Water Park Ride of 2019 (Amusement Today, 2019)

				0(h)	18(h)	0(h)	7(h)
Langhorne, PA		1980	•Ranked #2 Best Family Park of 2019 (Amusement Today, 2019) and features Oscar’s Wacky Taxi, ranked among the top 5 Best New Rides of 2018 (Amusement Today, 2018) •First theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018)	0	26	12	24
Total(i)				88	204	114	256

(a)	This water park was acquired renovated, rebranded, and relaunched as Aquatica San Diego in June 2013. In 2022, this park is expected to be converted to the second Sesame Place standalone park.
(b)

Prior to 2016, Aquatica San Antonio was included in admission for SeaWorld San Antonio and did not have a separate gate.  In 2016, Aquatica San Antonio was converted into a stand-alone, separate admission park that guests can access through an independent gate.

(c)

The 2019 theme park portfolio represents animal habitats, rides, shows and other offerings which were available to guests in 2019. Due the COVID-19 temporary park closures and operational modifications/limitations upon reopening, the 2020 theme park portfolio was significantly impacted and is not reflective of a typical operating year; therefore, the 2019 theme park portfolio is presented above.

(d)	Represents animal habitats without a ride or show element, often adjacent to a similarly themed attraction.
(e)	Represents mechanical dry rides, water rides and water slides (including wave pools and lazy rivers) which may include educational and/or conservation-related elements.
(f)	Represents annual and seasonal educational presentations, programs or shows with either animals, characters, live entertainment and/or 3-D or 4-D experiences.
(g)

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

(h)	Due to the government restrictions related to the COVID-19 pandemic, Aquatica San Diego and Water Country USA were unable to open for the 2020 operating season.
(i)	The total number of animal habitats, rides, shows, presentations, events, distinctive experiences and play areas in our theme park portfolio varies seasonally.

Capital Improvements

We make annual targeted investments to support our existing theme park facilities and attractions, as well as enable the development of new theme park attractions and infrastructure. Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue and increase our guests’ length of stay.

We previously announced a strong lineup of attractions which were scheduled to open in 2020 including 5 of the 10 most anticipated roller coasters of 2020 (USA Today, 2020).  In order to manage costs and expenditures and to maximize liquidity in response to the temporary park closures and limited reopenings related to the COVID-19 pandemic,  we substantially reduced or deferred all capital expenditures starting in March 2020 (other than minimal essential capital expenditures) when the parks were closed and postponed the opening of certain rides that were still under construction and scheduled to open in 2020. We were able to open certain new attractions in 2020 prior to the park closures including our award-winning Texas Stingray coaster at SeaWorld San Antonio. We are currently assessing the opening timelines for our new rides and attractions in light of capacity restrictions in place and may adjust our plans accordingly. We expect to open the following new rides and attractions in our parks:

•

Ice Breaker (SeaWorld Orlando): The first quadruple swing launch coaster in North America, featuring four airtime filled launches, both backwards and forwards, culminating in a reverse launch up a 93-foot vertical spike leading to the steepest beyond vertical drop in Florida.

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

•

Aquazoid Amped (Water Country USA): The first of its kind in Virginia, this new water slide experience will take guests in rafts through 59 fully enclosed color changing rings with dynamic sound spread over 219 feet of slide, providing a new thrill each time you ride.

•

Big Bird’s Tour Bus (Sesame Place):  The whole family will enjoy a ride on this oversized, red double-decker bus with Big Bird and some of his furry friends. The bus goes around and around with a Sesame Street-inspired cityscape as the backdrop.

Ride Conservation Partnerships

We are pleased to announce partnerships with the following conservation organizations in conjunction with our new and planned rides, including: the Alaska SeaLife Center on our new Ice Breaker ride which will highlight animal rescue and climate change in the Arctic region; Penguins International on our new Emperor ride which will focus on penguin awareness and conservation; the Harte Research Center at Texas A&M on our new Texas Stingray ride which focuses on habitat protection in the Gulf of Mexico; and the Wilderness Foundation Africa on our new Iron Gwazi ride which will highlight the plight of endangered African wildlife.

Safety, Maintenance and Inspection

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

Rides and attractions maintenance represents all functions dedicated to the inspection, upkeep, repair and testing of guest experiences, particularly rides. Rides and attractions maintenance is also staffed with a combination of external suppliers, inspectors, and our employees, who work to assure that ride experiences are operating within, and that maintenance is conducted according to, the manufacturer’s criteria, internal standards, industry best practice and standards (such as ASTM International, formerly known as the American Society for Testing and Materials), state or jurisdictional requirements, as well as the ride designer or manufacturer’s specifications. All ride maintenance personnel are trained to perform their duties according to internal training processes, in addition to recognized industry certification programs for maintenance leadership. Every ride at our theme parks is inspected regularly, according to daily, weekly, monthly, and annual schedules, by both park maintenance experts and external consultants. Additionally, all rides are inspected daily by maintenance personnel before use by guests to ensure proper and safe operation.

A networked enterprise software system is used to plan and track various maintenance activities, in order to schedule and request work, track completion progress and manage costs of parts and materials.

In addition to our day-to-day maintenance and inspection practices for the existing rides in our parks, before new rides are introduced to our guests, an extensive review of the ride, from design through installation, is conducted by the ride manufacturer, internal technical and operational experts, local authorities, as well as competent third party inspectors and engineers.  Additionally, all new rides are analyzed according to a standardized, internal evaluation and acceptance process, which reviews, among other things, that the new ride operates safely and as intended, that the associated site and facility requirements for the ride operation are met, that the appropriate training of our employees is conducted, and that operational and maintenance procedures are documented.

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

Animal Care and Rescue

We provide care for one of the largest zoological collections in the world. Our commitment to these animals includes applying world-class standards of care, while striving to provide habitats that promote the health of the animals. During our temporary park closures due to the COVID-19 pandemic, essential personnel, including our animal care experts, continued to provide for the health, safety, and nutritional needs of all of the animals in our care.  Our animal care team is among the most experienced and qualified in the world, making SeaWorld a global leader in animal welfare, husbandry, enrichment, and veterinary care.

The zoological programs of all three SeaWorld parks, Discovery Cove and Busch Gardens Tampa Bay are validated by several professional zoological assessing organizations. Our parks are accredited members of the Association of Zoos and Aquariums (“AZA”), one of the foremost professional zoological organizations in the world. In addition, our three SeaWorld parks and Discovery Cove are accredited by the Alliance of Marine Mammal Parks and Aquariums (“AMMPA”), an association specifically focused on the care of marine mammals. SeaWorld’s facilities have also received accreditation from the International Marine Animal Trainers’ Association (“IMATA”), whose Animal Trainer Development Program was developed to recognize those facilities that have exceptional systems for training animal care givers in the science and art of animal training, while utilizing positive reinforcement. And lastly, our parks are Certified Humane by Humane Conservation, an animal welfare certification standard developed by the independent third-party organization American Humane.

We take a comprehensive approach to ensuring the health and welfare of the animals in our care that focuses on physical, behavioral and population health. Our animal care team includes board-certified veterinarians, technicians, and animal care experts, and we have onsite animal hospitals at each SeaWorld park and a guest-facing, state-of-the-art Animal Care Center at our Busch Gardens park in Tampa, Florida. We have also been at the forefront of advancing understanding and best practice-related behavioral health in animals.

We are committed to caring for each individual animal, and to being responsible stewards of our animal populations, including ensuring that we maintain the genetic diversity needed for healthy and self-sustaining populations. We have invested significantly in developing leading-edge reproductive health expertise, technologies, and capabilities. Our focus on population health is also driven by our goal of helping to support, and our participation in, Species Survival Plans, which are ultimately aimed at preserving species in the wild.

We apply high quality and comprehensive animal care standards, and actively work to advance knowledge and improve standards. We do this by contributing to research and sharing our insights with other zoological organizations around the world. For example, our continued work to define the clinically normal, healthy ranges for key measures in marine animals in our parks has helped to establish and refine the standards used by many veterinarians to assess both wild and managed marine species. This ongoing research also includes defining the basic biology and physiology of animals in our population. The combined results of these continued research efforts have provided and will continue to provide essential information and tools to help formulate plans to protect species in their natural habitats.

We are also a leader in animal rescue. During the time we closed our parks in response to the COVID-19 pandemic, our animal rescue and rehabilitation operations continued to operate to help wildlife in need. Over the last five decades, through December 31, 2020, we have helped more than 38,000 ill, injured, orphaned or abandoned wild animals in need of our expert care. Working in partnership with state, local and federal agencies, our rescue teams are on call 24 hours a day, seven days a week, 365 days a year, including during our temporary park closures.

Our commitment to animals also extends beyond our theme parks and throughout the world. We actively participate in species conservation and rescue efforts as discussed in the “—Conservation & Community Relations” section which follows.

Conservation and Community Relations

Our purpose is to inspire people to protect animals and the wild wonders of the world, and a critical way we deliver on this is by providing our guests opportunities to explore and interact with the animals in our parks. Through our up-close animal encounters, educational exhibits, “Inside Look” events, educational presentations, and innovative entertainment, we strive to inspire each guest to take action to care for and conserve the natural world. Some of the animals in our care serve as ambassadors for their species through numerous national media and public appearances that educate the public and raise awareness for issues facing wildlife and wild places.  We also partner with and support leading research, education and conservation organizations that help protect species of animals at risk in the wild, as well as the habitats that are home to many vulnerable species.

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

We believe our parks have some of the most advanced and efficient water purification systems in the world, which provide the optimum environment for our marine life. We leverage this knowledge to reclaim and recycle wastewater for reuse, thereby decreasing our consumption of fresh water. We have also implemented a range of other water conservation efforts across our parks, including a natural biofiltration system in 2019 at SeaWorld San Antonio, which is the first of its kind in a zoological setting.  Many of our water conservation efforts incorporate lessons from our facilities in San Diego and San Antonio, which, driven in part by drought conditions, have found innovative opportunities to harvest rainwater, reuse water for cooling buildings, and adapt landscaping to require less water. We continually look for new ways to reduce water use in our parks and to support water conservation projects elsewhere.

We see the impacts of marine debris and litter along shorelines and in coastal waters, estuaries, and oceans – a visible reminder of the need to reduce waste. We have implemented programs to generate less waste in our parks and to increase our recycling efforts. For example, in 2019, we replaced polystyrene foam dinnerware products with products made from 100% recycled materials at all of our parks. We also have removed all single use plastic drinking straws and shopping bags, have an extensive recycling infrastructure in place in all our parks and actively encourage our guests to recycle.  Several of our parks have been externally recognized for their recycling programs.  In 2018, for example, SeaWorld San Diego was selected by the City of San Diego’s Environmental Services Department as a “Recycler of the Year” – the 20th time the park has received this award.  We raise awareness with our employees and guests about the need for all of us to do our part to address this global challenge.

Responsible Sourcing

Corporate responsibility extends to how we source the goods and services needed to operate our parks and to serve our guests. We have established a Responsible Food Sourcing Policy, which outlines our commitment to partner with food suppliers that deliver products that meet or exceed sustainable, healthy and humane food standards. For example, our parks have converted to 100% cage-free eggs.  We have also made a variety of commitments related to the sourcing of particular products. We have also set a goal of purchasing from suppliers that have announced a commitment and published targets to convert to group-housed humane farming. In response to growing guest demand, we have also taken steps to expand the number of plant-based food offerings on our menus across our parks. As part of these efforts, in 2019, we added a sustainable, plant-based burger to our menus at all of our parks. We have also taken additional steps, where possible, to identify and partner with brands and products in our parks which share our commitment to giving back to communities, animals, and / or our broader environment.

Human Capital Management

We have a diverse and mission-driven team of employee Ambassadors. Our team makes it possible each day to provide our guests with experiences that matter and to inspire them to protect animals and the wild wonders of our world.  As of December 31, 2020, we employed approximately 2,300 full-time employees and approximately 8,200 part-time and seasonal employees.  During our peak operating season in 2020, we employed additional part-time and seasonal employees, including high school and college students. Due to the temporary park closures and limited reopenings related to the COVID-19 pandemic, the number of employees and the mix of employees in 2020 was impacted as parks are operating with limited capacity and limited operating days and/or hours. None of our employees are covered by a collective bargaining agreement.

Our focus on recruiting and developing diverse talent has resulted in a management team that is approximately 50% female and 40% of a minority ethnicity.  Similarly, our overall workforce is 53% women and 50% of a minority ethnicity.  We don’t simply view diversity as a target, but rather a continual commitment to focus on creating the best and most inclusive workplace possible by recognizing and celebrating our unique backgrounds.

We strive to provide our Ambassadors with a competitive compensation package using market data including comprehensive benefits.  We provide market-competitive benefits including health, dental, vision, disability, life insurance, retirement, paid time-off, complimentary tickets and various other benefits.

In response to the unprecedented COVID-19 pandemic and for the safety of our Ambassadors, we implemented new procedures which included remote work places when possible, social distancing, daily temperature checks, COVID-19 specific training and contact tracing to help protect our employees from the spread of the virus.

Safety is not just important as it relates to the COVID-19 pandemic. We provide training and require certifications for certain positions.  We routinely review all procedures and safety requirements to promote a safe working environment for our Ambassadors, guests and animals.

We believe that working for our Company is more than a job – it is a commitment to the protection of animals and the wild wonders of our world, while also providing a fun and meaningful experience for our guests that will be remembered long after they leave our parks.  We create memories that matter.  Our human capital programs, policies, and initiatives will continue to reinforce this belief in the years ahead.

Our Products and Services

Admission Tickets

We generate most of our revenue from selling admission to our theme parks. We engage with travel agents, ticket resellers and travel agencies, and directly with our guests through our websites and social media, to promote advanced ticket sales and provide guest convenience and ease of entry.

Guests who visit our theme parks have the option of purchasing multiple types of admission tickets, from single and multi-day tickets to season or annual passes. In addition, visitors can purchase vacation packages with preferred hotels, behind-the-scenes tours and educational animal encounters, specialty dining packages, and front of the line “Quick Queue” access to enhance their experience.

We actively use pricing and promotions to manage capacity and maximize revenue. We utilize demand-based pricing for select peak time periods at some of our parks, advance purchase discounts to encourage early commitment, and seasonal pricing models to drive demand in non-peak time periods. Additionally, in 2020, we introduced an online reservation system to help manage capacity and we are managing the number of operating days, operating hours and staffing needs by park to optimize cash flow.

Culinary Offerings

We strive to deliver a variety of high quality, creative and memorable culinary experiences for our guests. Our culinary team focuses on providing creative menu offerings and ways to deliver those offerings that appeal to our diverse guest base. We offer a variety of dining programs that provide quality food and great value to our guests and drive incremental revenues. While our menu offerings have broad appeal, they also cater to guests who desire healthy options and those with special allergy-related needs. Our all-day-dining program delivers convenience and value to our guests with numerous restaurant choices for one price. We also offer creative immersive dining experiences that allow guests to dine up-close with our animals and characters. Our commitment to care for the natural world extends to the food that we serve. Some of our menus feature sustainable, organic, seasonal, and locally grown ingredients that aim to minimize environmental impacts to animals and their habitats. In addition, through culinary supply chain management initiatives, we are well-positioned to take advantage of changing economic and market conditions.

Merchandise

We offer guests the opportunity to capture memories through our products and services, including through traditional retail shops, game venues and customized photos. We make a focused effort to leverage the emotional connection of the theme park experiences, capitalize on trends, and optimize brand alignment with our merchandise product offerings. In-park games are designed with the goal of creating positive family experiences for guests of every age.  Our merchandise teams also focus on making a visit to our theme parks easy, convenient, and comfortable. This includes offering lockers or service vehicle rentals such as strollers, electric personal carts and wheelchairs.

Consumer Products and Licensing

To capitalize on our popular brands, we leverage content through licensing and consumer product arrangements. We developed licensed consumer products to drive consumer sales through retail channels beyond our theme parks and continue to look for this channel to grow. While currently these licensed consumer products do not represent a significant percentage of our total revenue, we believe by leveraging our brands and our intellectual property through consumer products, we will create new revenue streams and enhance the value of our brands through greater brand visibility, consumer awareness and increased consumer loyalty.  In addition, we have expanded our brand appeal through strategic alliances with well-known external brands, including Sesame Street. We have also incorporated Rudolph the Red-Nosed Reindeer™ and other well-known characters into five of our park holiday programs under a license agreement with Character Arts, LLC, which currently runs through January 2024.

Group Events

At times we host a variety of different group events and meetings at our theme parks, both during the day and at night.  Our parks provide a wide variety of unique venues, backdrops and products for groups and include venues such as the icy walls of Antarctica, concert ready stadiums, outdoor pavilions, animal habitats and fully air-conditioned ballrooms. Our special group ticket packages and offerings appeal to specialty markets such as youth, sports, social (e.g. family reunions) and fraternal groups, as well as corporate groups seeking to recognize and reward their employees.

Park buy-outs have historically allowed groups to enjoy exclusive itineraries, including meetings, educational presentations and shows, up-close encounters with animals and behind-the-scenes tours. Our group facilities are available year-round and fully customizable as they can be built around any of the park’s special events, educational presentations, inspirational shows, or one-of-a-kind attractions. Each of our theme parks offers attractive venues, such as SeaWorld Orlando’s Ports of Call, a 70,000 square foot dedicated special events complex and banquet facility that includes a ballroom, a collection of four outdoor pavilions and a courtyard in Orlando, or a fully enclosed and air-conditioned pavilion in Tampa.

As a result of the COVID-19 pandemic and the related impacts on the travel industry, group events in 2020 were impacted.  See the “—Impact of Global COVID-19 Pandemic” and “Risk Factors” sections included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance.

Corporate Sponsorships and Strategic Alliances

We seek to secure long-term corporate sponsorships and strategic alliances with leading companies and brands that share our core values, deliver significant brand value, and influence and drive mutual business gains. We identify prospective corporate sponsors based on their industry and industry-leading position, and we select them based on their ability to deliver impactful value to our theme parks and our brands, as well as to consumer products and various entertainment platforms. Our corporate sponsors contribute to us in a multitude of ways, such as through direct marketing, advertising, media exposure and licensing opportunities, as well as through contributions to the non-profit SeaWorld & Busch Gardens Conservation Fund.  Also see additional discussion concerning our conservation partnerships, such as Guy Harvey, in the “—Conservation and Community Relations” section included elsewhere in this Annual Report on Form 10-K.

Seasonality

See the seasonality discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Annual Report on Form 10-K.

Our Markets, Guests and Customers

Our theme parks are entertainment venues with broad demographic appeal and are located near a number of large metropolitan areas, including 6 of the 10 most populous metropolitan areas in the United States and 8 of the top 25 Best Destinations in the United States (U.S. Census, 2020; TripAdvisor, 2020). Additionally, because our theme parks are divided between regional and destination theme parks, historically our guests have included local visitors, non-local domestic visitors and international visitors. As a result of the COVID-19 pandemic and the related impacts, travel from domestic and international markets were impacted in 2020.  See the “—Impact of Global COVID-19 Pandemic” and “Risk Factors” sections included elsewhere in this Annual Report on Form 10-K for further discussion.

Intellectual Property

Our business is affected by our ability to protect against infringement of our intellectual property, including our trademarks, service marks, domain names, copyrights, and other proprietary rights. Important intellectual property includes rights in names, logos, character likenesses, theme park attractions and systems related to the study and care of certain of our animals. In addition, we are party to key license agreements as licensee, including our agreements with Anheuser-Busch, Incorporated (“ABI”) and Sesame Workshop (“Sesame”) as discussed below.

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

Sesame License Agreement

Our wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), is a party to a license agreement with Sesame, a New York not-for-profit corporation. The License Agreement extends SEA’s status as Sesame’s exclusive theme park partner in the United States, Puerto Rico, and the U.S. Virgin Islands (the “Sesame Territory”), with a second Sesame Place® theme park scheduled to open no later than mid-2021. On October 21, 2019, we announced that we will open our second Sesame Place theme park at the site of the current Aquatica San Diego in the spring of 2021. While construction began in the fall of 2019, it was temporarily paused due to the COVID-19 pandemic. We currently expect to open this park in 2022. After the opening of Sesame Place San Diego, we will have the option to build additional Sesame Place theme parks in the Sesame Territory.

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

Our Industry

In 2020, the COVID-19 pandemic severely impacted the theme park industry causing complete shutdowns or extended periods of closure.  Some theme parks have chosen to partially reopen with capacity limitations and enhanced safety protocols, which have allowed them to resume operations but with lower levels of attendance.  With the widespread introduction and reception of vaccines to fight COVID-19, we believe the industry will eventually return to its pre-COVID-19 levels of significant cash flow generation and growth. We believe that the theme park industry is an attractive sector characterized by a proven business model that over the long-term generates significant cash flow and has avenues for growth. Theme parks offer a strong consumer value proposition, particularly when compared to other forms of out-of-home entertainment such as concerts, sporting events, cruises and movies. As a result, theme parks attract a broad range of guests and generally exhibit strong operating margin across regions, operators, park types and macroeconomic conditions.

Competition

Our theme parks and other product and entertainment offerings compete directly for discretionary spending with other destination and regional theme parks and water and amusement parks and indirectly with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sports attractions, restaurants and vacation travel. Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Parks and Resorts, Six Flags Entertainment Corporation, Cedar Fair, L.P., Merlin Entertainments ltd., and Hershey Entertainment and Resorts Company. Our highly differentiated products provide a value proposition and a complementary experience to those offered by fantasy-themed Disney and Universal parks. In addition, we benefit from the significant capital investments made in developing the tourism industry in the Orlando area. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

Competition is based on multiple factors including location, price, the originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of food and entertainment, weather conditions, ease of travel to the theme park (including direct flights by major airlines), availability and cost of transportation to a theme park, industry best practices and perceptions as to safety. As a result of the COVID-19 pandemic, we believe the level of attendance at theme parks has been and will continue to be impacted by public concerns over the COVID-19 pandemic, the number of reported local cases of COVID-19, travel restrictions, federal, state and local regulations related to public places, limits on social gatherings and overall public safety sentiment.

We believe we can compete effectively, due to our strong brand recognition, unique and extensive zoological collection, diversity of product offerings and locations, targeted capital investments, guest sentiment related to our rescue and conservation efforts, and valuable real estate. Additionally, we believe that our theme parks feature a sufficient quality and variety of rides and attractions, educational and interactive experiences, merchandise locations, restaurants and family orientation to make them highly competitive with other destination and regional theme parks, as well as other forms of entertainment.

Regulatory

Our operations are subject to a variety of federal, state and local laws, regulations and ordinances including, but not limited to, those regulating the environment, display, possession and care of our animals, amusement park rides, building and construction, health and safety, labor and employment, workplace safety, zoning and land use and alcoholic beverage and food service. As a result of the COVID-19 pandemic, we have had to comply with rapidly changing local, state and federal rules, orders and regulations.  Key statutes and treaties relating to the display, possession and care of our zoological collection include the Endangered Species Act, Marine Mammal Protection Act, Animal Welfare Act, Convention on International Trade in Endangered Species and Fauna Protection Act and the Lacey Act. We must also comply with the Migratory Bird Treaty Act, Bald and Golden Eagle Protection Act, Wild Bird Conservation Act and National Environmental Policy Act, among other laws and regulations. We believe that we are in compliance with applicable laws, regulations and ordinances; however, such requirements may change over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to our properties or operations will not require significant expenditures in the future.

Recent Regulatory Developments

The U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).  The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016.  We submitted a comment letter to APHIS expressing our views on the Proposed APHIS Regulations.  The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized. These Proposed APHIS Regulations were not listed as a priority for APHIS indicating that the agency did not plan any further action at that time on the matter.  However, there can be no assurance that APHIS will not propose or enact regulations that could materially impact the Company in the future.

In December 2020, the Office of Information and Regulatory Affairs released its latest Semiannual Unified Agenda of Federal Regulatory and Deregulatory Actions for Fall 2020 (the “Fall 2020 Unified Agenda”).  APHIS did include on the Fall 2020 Unified Agenda a notice that it was planning to release a Notice of Proposed Rulemaking in or around June 2021 related to contingency plans for the handling of animals.  This rulemaking would amend Animal Welfare Act regulations to add requirements for contingency planning and training of personnel by research facilities and by dealers, exhibitors, intermediate handlers, and carriers. APHIS says this action would heighten the awareness of licensees and registrants regarding their responsibilities and help ensure a timely and appropriate response should an emergency or disaster occur.  Likewise, the full impact of these Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are released.

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

We face a rapidly changing regulatory environment across our business, including responses to COVID-19, wages and hour regulations, employee health and benefit requirement and the policy agenda of the new U.S. President and his administration to name a few.  For more detailed discussion,  see the “Impact of Global COVID-19 Pandemic” section and the following under the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K, “The COVID-19 pandemic has disrupted our business and will adversely affect our results of operations and various other factors beyond our control could materially adversely affect our financial condition and results of operations; Increased labor costs and employee health and welfare benefits may negatively impact our operations; and The policies of the recently elected U.S. President and his administration or any changes to tax laws may result in a material adverse effect on our business, cash flow, results of operations or financial condition and may impact our ability to use our net operating loss carryforwards.”

Insurance

We maintain insurance of the type and in the amounts that we believe to be commercially reasonable for businesses in our industry. We maintain primary and excess casualty coverage of up to $100.0 million. As part of this coverage, we retain deductible/self-insured retention exposures consistent with our normal expected losses related to general liability claims, automobile liability and workers’ compensation claims. We maintain employers’ liability and all coverage required by law in the states in which we operate. Defense costs are included in the insurance coverage we obtain against losses in these areas. Based upon our historical experience of reported claims and an estimate for incurred-but-not-reported claims, we accrue a liability for our deductible/self-insured retention contingencies regarding general liability, automobile liability and workers’ compensation exposures. We maintain additional forms of special casualty coverage which we believe is appropriate for our business. We also maintain commercial property coverage against fire, natural perils, so-called “extended coverage” perils such as civil commotion, business interruption and terrorism exposures for protection of our real and personal properties (other than land). We generally renegotiate our insurance policies on an annual basis. We cannot predict the amounts of premium cost that we may be required to pay for future insurance coverage, the level of any deductibles/self-insured retentions or co-insurance we may retain applicable thereto, the level of aggregate excess coverage available, the availability of coverage for special or specific risks or whether the amount of insurance will be sufficient to cover all actual perils that may occur. For example, we expect that most of our losses related to the impacts of the COVID-19 pandemic will not be covered by insurance available to us and/or insurers may contest coverage.

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

On May 8, 2017, an affiliate of ZHG Group, Sun Wise (UK) Co., LTD. (“ZHG”) acquired approximately 21% of the then outstanding shares of our common stock from certain affiliates of Blackstone (the “Seller”), pursuant to a Stock Purchase Agreement between ZHG and the Seller (the “Stock Purchase Agreement”).  ZHG pledged such shares in connection with certain loan obligations of ZHG (the “Pledged Shares”).  ZHG subsequently defaulted on such loan obligations and, as a result, certain lenders (the “Lenders”) foreclosed on the Pledged Shares and, accordingly, the Pledged Shares were transferred to a security agent for the Lenders (the “Security Agent”), on May 3, 2019.  On May 27, 2019, the Security Agent entered into a share repurchase agreement with us pursuant to which the Security Agent agreed to sell and we agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent (the “SEAS Repurchase”). On May 27, 2019, the Security Agent also entered into a stock purchase agreement with Hill Path Capital LP (“Hill Path”) and certain of its affiliates pursuant to which the Security Agent agreed to sell and certain affiliates of Hill Path agreed to purchase, in the aggregate, 13,214,000 of the Pledged Shares held by the Security Agent. The purchase closed on May 30, 2019. As of December 31, 2020, Hill Path owned approximately 34.7% of our total outstanding common stock.

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

Item 1A.  Risk Factors

Risk Factor Summary

We are providing the following summary of the risk factors contained in our Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business and Our Industry

•

The COVID-19 pandemic has disrupted our business and will adversely affect our results of operations and various other factors beyond our control could materially adversely affect our financial condition and results of operations.

•

We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.

•

We are subject to scrutiny by activist and other third-party groups and/or media who can pressure governmental agencies, vendors, partners, and/or regulators, bring action in the courts or create negative publicity about us.

•	Various factors beyond our control could adversely affect attendance and guest spending patterns at our theme parks.
•

Incidents or adverse publicity concerning our theme parks, the theme park industry or zoological facilities generally could harm our brands or reputation as well as negatively impact our revenues and profitability.

•	We could be adversely affected by a decline in discretionary consumer spending or consumer confidence.
•

A significant portion of our revenues are historically generated in the States of Florida, California and Virginia. Any risks affecting such markets, such as natural disasters, severe weather and travel-related disruptions or incidents, may materially adversely affect our business, financial condition and results of operations.

•	Our operating results are subject to seasonal fluctuations.
•	Because we operate in a competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively.
•	Featuring animals at our theme parks involves risks.
•	Animals in our care are important to our theme parks, and they could be exposed to infectious diseases.
•	The high fixed cost structure of theme park operations can result in significantly lower margins if revenues decline.
•

Changes in consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of our business.

•

Cyber security risks and the failure to maintain the integrity of internal or guest data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

•	Technology interruptions or failures that impair access to our websites or information technology systems could adversely affect our business or operations.
•	Increased labor costs and employee health and welfare benefits may negatively impact our operations.
•	Our growth strategy may not achieve the anticipated results.
•	We may not be able to fund theme park capital expenditures and investment in future attractions and projects.
•

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

•	Our intellectual property rights are valuable, and any inability to protect them could adversely affect our business.
•	We may be subject to claims for infringing the intellectual property rights of others, which could be costly and result in the loss of significant intellectual property rights.
•	If we lose licenses and permits required to exhibit animals and/or violate laws and regulations, our business will be adversely affected.
•	If we lose key personnel, our business may be adversely affected.
•	Unionization activities or labor disputes may disrupt our operations and affect our profitability.
•	Our business depends on our ability to meet our workforce needs.

•	We may not realize the benefits of developments, restructurings, acquisitions or other strategic initiatives and we may incur significant costs associated with such activities.
•	If we are unable to maintain certain commercial licenses, our business, reputation and brand could be adversely affected.
•	Our existing debt agreements contain, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.
•	Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our indebtedness.
•	Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.
•

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

•	Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.
•	We may be unable to purchase or contract with third-party manufacturers for our theme park rides and attractions, or construction delays may occur and impact attraction openings.
•	Our operations and our ownership of property subject us to environmental requirements, and to environmental expenditures and liabilities.
•	Delays, restrictions, or inability to obtain or maintain permits for capital investments could impair our business.
•	Financial distress experienced by our strategic partners or other counterparties could have an adverse impact on us.
•	Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
•	Changes to tax laws may result in a material adverse effect on our business, cash flow, results of operations or financial condition.
•	Tariffs or other trade restrictions could adversely impact our business, financial condition and results of operations.
•	Actions of activist stockholders, and such activism could adversely impact the value of our securities.
•	Affiliates of Hill Path Capital LP could be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.
•

The policies of the recently elected U.S. President and his administration or any changes to tax laws may result in a material adverse effect on our business, cash flow, results of operations or financial condition and may impact our ability to use our net operating loss carryforwards.

Risks Related to Ownership of Our Common Stock

•

Our stock price may change significantly, and you may not be able to sell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

•

We cannot guarantee that our allocation of capital to various alternatives will enhance long-term stockholder value, and in some cases, our Share Repurchase Program could increase the volatility of the price of our common stock.

•	Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
•	Our indebtedness could limit our ability to pay dividends on our common stock in the future.
•	Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
•	The concentration of ownership of our capital stock limits your ability to influence corporate matters.
•	Non-U.S. holders who own or owned more than a certain ownership threshold may be subject to United States federal income tax on gains realized on the disposition of our common stock.

The following risk factors should be read carefully in connection with evaluating us and this Annual Report on Form 10-K.  Certain statements in “Risk Factors” are forward-looking statements.  See “Special Note Regarding Forward-Looking Statements” elsewhere in this report:

Risks Related to Our Business and Our Industry

The COVID-19 pandemic has disrupted our business and will adversely affect our results of operations and various other factors beyond our control could materially adversely affect our financial condition and results of operations.

In response to the COVID-19 pandemic, quarantines, significant travel warnings and restrictions, social distancing rules, curfews and shelter-in-place have been implemented and may be re-implemented pursuant to federal, state and local orders and mandates. From March 16, 2020 to June 5, 2020, we temporarily closed all of our theme parks and therefore, did not generate revenue from our parks during the closure period. Beginning on June 6, 2020, we began the phased reopening of some of our parks.  Although some of our parks have been permitted to re-open with limited capacity, the extent and duration of any negative impacts over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time. It is also impossible to predict the severity and transmission rate of COVID-19, the impact of any mutations of the virus, the extent and effectiveness of any vaccine or containment actions taken, and the impact of these and other factors on travel and consumer behavior. It is possible that the spread of COVID-19, the resulting economic and societal impact, social distancing or other safety requirements existing today or that may be implemented will reduce our guests’ interest or ability to visit our theme parks. The COVID-19 pandemic and the actions taken in response, pose the risk that we or our employees, contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Restrictions on travel, quarantines and other measures imposed in response to the COVID-19 pandemic, as well as ongoing concern regarding the virus’ potential impact, have had and will likely continue to have a negative effect on economies and financial markets, including supply chain shortages and additional business disruptions. Any such impacts could have a material adverse effect on our business.

In response to our park closures, we took steps to minimize our cash outflows, manage costs and expenditures and maximize liquidity.  Some of these measures included, but were not limited to (i) substantially reduced or deferred all capital projects while our parks were closed other than a minimal amount of essential projects and maintenance and postponed the opening of rides that were still under construction and scheduled to open in 2020; (ii) eliminated and/or deferred all non-essential operating expenses at all of our parks and corporate headquarters while the parks were closed and actively managing operating expenses; (iii) eliminated substantially all advertising and marketing spend while the parks were closed and strategically managing marketing spend as parks reopen; (iv) temporarily reduced Executive Officer base pay by 20% through November 2020; (v) worked with certain vendors and other business partners to manage, defer, and/or abate certain costs and payments; and (vi) initially furloughing approximately 95% of our employees upon closing all of our parks.  It is unclear if any of these actions could have a lasting negative impact on our relationships with vendors, current and/or future business partners or ambassadors or, if parks are forced to close again, whether we will be forced to take similar actions and be able to achieve similar cost savings. We have been sued and may face additional lawsuits or damage to our reputation related to actions taken or not taken as a result of COVID-19 from current and/or future vendors, customers and/or ambassadors. The lawsuits could negatively impact our cash flows and results of operations; however none have been material to date. Also, another prolonged closure of our parks could materially impact our results, operations and financial condition. Additionally, due to the uncertainties created by the COVID-19 pandemic and the related impact on our business, we have made or may make future employment or restructuring decisions which may subject us to increased risks related to employment matters, including increased union organizing activity, litigation and/or claims for severance or other benefits.

In March 2020, we increased borrowings under our revolving credit facility as a precautionary measure to increase our cash position and in April 2020 we issued $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 to raise capital and provide additional liquidity for a sustained period and to preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Additionally, we entered into amendments to our Amended Credit Agreement to amend certain provisions therein. Pursuant to the most recent amendment, we will be exempt from complying with our first lien secured leverage ratio covenant through the end of 2021 and will be required to comply with a quarterly minimum liquidity coverage test (defined as unrestricted cash and cash equivalents and available commitments under the Revolving Credit Facility) of not less than $75.0 million until the earlier of September 30, 2022 or the date we elect to use actual Adjusted EBITDA for purposes of calculating our financial maintenance covenant. There is no certainty we will be able to meet this test and failure to meet this test could result in events of default under our debt agreements, acceleration of our outstanding debt and materially affect our financial condition and results of operations.  On August 5, 2020, we issued $500.0 million of 9.500% second-priority senior secured notes due 2025 which provided us with net proceeds of approximately $489.9 million. As of December 31, 2020, total unrestricted cash and cash equivalents was approximately $433.9 million and $311.3 million was available under our revolving credit facility.

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

It is possible we could be forced to close some or all of our parks again. In fact, in compliance with revised state government restrictions issued late in the fourth quarter in California, we once again closed our SeaWorld park in California effective December 7, 2020. Any of these factors could have a material adverse effect on our revenue and results of operations.  A single case of COVID-19 in a theme park could result in additional costs and further closures. If we do not continue to respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could significantly adversely affect our business. Furthermore, the effects of the pandemic on our business could be long-lasting and could continue to have adverse effects, some of which may be significant, and which may indefinitely impact our ability to operate our business in the traditional, pre-pandemic manner.

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

In 2016, the California Orca Protection Act was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or existing orcas out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. We introduced new orca programs in our San Diego park in 2017 which are consistent with these standards.  In the past, Congress has proposed legislation that would have impacted the breeding, the taking (wild capture), and the import or export of orcas for the purposes of public display and the transport of orcas from one park to another.  Also, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) has proposed regulations that could impact our business.   For example, APHIS included on the Fall 2020 Unified Agenda a notice that it was planning to release a Notice of Proposed Rulemaking in June 2021 related to contingency plans for the handling of animals.  This rulemaking would amend Animal Welfare Act regulations to add requirements for contingency planning and training of personnel by research facilities and by dealers, exhibitors, intermediate handlers, and carriers. APHIS says this action would heighten the awareness of licensees and registrants regarding their responsibilities and help ensure a timely and appropriate response should an emergency or disaster occur. There can be no assurance that Congress will not pass legislation or that APHIS or other federal, state or local jurisdictions will not propose or enact additional laws or regulations that could materially impact the Company in the future.

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

From time to time, animal activist and other third-party groups may make claims before government agencies, bring lawsuits against us, and/or attempt to generate negative publicity associated with our business. Such activities sometimes are based on allegations that we do not properly care for some of our animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of claims and lawsuits that could be brought against us or new laws or changes to existing laws that could negatively impact us.  Even if not successful, these lawsuits, or proposed changes to laws, can require deployment of our resources and can lead to negative publicity.

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

Various factors beyond our control could adversely affect attendance and guest spending patterns at our theme parks. These factors could also affect our suppliers, vendors, insurance carriers and other contractual counterparties. Such factors include but are not limited to:

•	bad weather and even forecasts of bad weather, including abnormally hot, cold, snow/ice and/or wet weather, particularly during weekends, holidays or other peak periods;
•

natural disasters, such as hurricanes, fires, earthquakes, tsunamis, tornados, floods and volcanic eruptions and man-made disasters such as oil spills, which may deter travelers from scheduling vacations or cause them to cancel travel or vacation plans;

•	fluctuations in foreign exchange rates;
•	low consumer confidence;
•

outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to travel-related health concerns such as pandemics and epidemics such as Coronavirus, Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS;

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

•

actions or statements by U.S. and foreign governmental officials related to travel and corporate travel-related activities (including changes to the U.S. visa rules or disease related restrictions or testing requirements) and the resulting public perception of such travel and activities; and

•	interruption of public or private utility services to our theme parks.

Any one or more of these factors could adversely affect attendance, revenue, and per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations. Fluctuations in foreign currency exchange rates impact our business.  A strong dollar increases the cost for international tourists and could impact their spending.  In addition, demand for our parks is highly dependent on the general environment for travel and tourism, which can be significantly adversely affected by extreme weather events, including ice and snow conditions.  Any of these such events could have a material adverse effect on our business, financial condition, or results of operations.  Additionally, because many of the attractions at our parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which negatively affects our revenues and results of operations. For example, attendance at our parks in 2019 was negatively impacted by Hurricane Dorian over Labor Day weekend. Separately, we have previously also experienced negative impacts from weather events in other parks, particularly hurricanes, which have caused park closures in Tampa and Orlando and park closures and other weather impacts in Texas and Virginia.

Incidents or adverse publicity concerning our theme parks, the theme park industry or zoological facilities generally could harm our brands or reputation as well as negatively impact our revenues and profitability.

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company, the quality and safety of our theme parks and services and our corporate and management integrity. The operation of theme parks involves the risk of accidents, illnesses, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our brands or reputation and our business and results of operations. An accident or an injury at any of our theme parks or at theme parks operated by competitors, particularly an accident or an injury involving the safety of guests and employees, that receives media attention, is the topic of a book, film, documentary or is otherwise the subject of public discussions, may harm our brands or reputation, cause a loss of consumer confidence in the Company, reduce attendance at our theme parks and negatively impact our results of operations. Such incidents have occurred in the past and may occur in the future. In addition, other types of adverse publicity concerning our business, the theme park industry or zoological facilities generally could harm our brands, reputation, and results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity.  There has been and may continue to be perception issues and negative media attention that create a barrier to attendance at our parks which could materially adversely affect our business, financial condition and results of operations.

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

Volatile, negative, or uncertain economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. The actual or perceived weakness in the economy could also lead to decreased spending by our guests. For example, in 2009 and 2010, we experienced a decline in attendance as a result of the global economic crisis, which in turn adversely affected our revenue and profitability. Both attendance and total revenue per capita spending at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition and results of operations.

A significant portion of our revenues are historically generated in the States of Florida, California and Virginia. Any risks affecting such markets, such as natural disasters, severe weather and travel-related disruptions or incidents, may materially adversely affect our business, financial condition and results of operations.

In 2020, more than 70% of our revenues were generated in the State of Florida, due in part to the temporary park closures and limited operations as a result of the COVID-19 pandemic.  Historically, however, more than 50% of our revenues are generated in the State of Florida with approximately 30% of our revenues generated from the States of California and Virginia combined.

Any risks described in this Annual Report on Form 10-K, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2019, Florida was negatively impacted by Hurricane Dorian. Also, our parks in Texas and Virginia have previously been negatively impacted by hurricanes.  Although we attempt to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida and in Williamsburg, Virginia have previously experienced closures as a result of storms, which negatively impacted attendance and results of operations.

Our operating results are subject to seasonal fluctuations.

We have historically experienced and expect to continue to experience seasonal fluctuations in our annual theme park attendance and revenue, which are typically higher in our second and third quarters, partly because seven of our theme parks have historically only opened for a portion of the year. Historically, approximately two-thirds of our attendance and revenues are generated in the second and third quarters of the year and we typically incur a net loss in the first and fourth quarters. In addition, the timing of school vacations and school start dates also cause fluctuations in our quarterly theme park attendance and revenue. For example, revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our five theme parks that have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks could also impact attendance patterns. Due in part to the temporary park closures, capacity limitations and modified/limited operations, the COVID-19 pandemic has impacted the seasonality of our business for 2020 and it is difficult to estimate how the COVID-19 pandemic will impact seasonality in the future.

Furthermore, the operating season at some of our theme parks, including SeaWorld San Antonio, Aquatica San Antonio, Adventure Island, Aquatica San Diego, Busch Gardens Williamsburg, Water Country USA and Sesame Place, is of limited duration. In addition, historically most of our expenses for maintenance and costs of adding new attractions at our seasonal theme parks are incurred when the operating season is over, which may increase the need for borrowing to fund such expenses during such periods.

When conditions or events described in this Risk Factor section occur during the operating season, particularly during the second and third quarters, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow.

Because we operate in a competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively.

Our theme parks compete with other theme, water and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, family entertainment centers, sports attractions, restaurants and vacation travel.

Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Parks and Resorts, Six Flags Entertainment Corporation, Cedar Fair, L.P., Merlin Entertainments ltd., Herschend Family Entertainment and Hershey Entertainment and Resorts Company. The principal competitive factors of a theme park include location, price, originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of its food and entertainment, weather conditions, ease of travel to the theme park (including direct flights by major airlines), and availability and cost of transportation to a theme park. Certain of our direct competitors have substantially greater financial resources than we do, and they may be able to adapt more quickly to changes in guest preferences or devote greater resources to their attractions or promotion of their offerings and attractions than us. Our competitors may be able to attract guests to their theme parks in lieu of our own through the development or acquisition of new rides, attractions or shows that are perceived by guests to be of a higher quality and entertainment value. As a result, we may not be able to compete successfully against such competitors. If we are unable to compete with new and existing attractions, our results of operations could be negatively impacted.

Featuring animals at our theme parks involves risks.

Our theme parks feature numerous displays and interactions that include animals. All animal enterprises involve some degree of risk. All animal interactions by our employees and our guests in attractions in our theme parks, where offered, involves risk. While we maintain strict safety procedures for the protection of our employees and guests, injuries or death, while rare, have occurred in the past. For example, in February 2010, a trainer was killed while engaged in an interaction with an orca. Following this incident, we were subject to an inspection by the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), which resulted in citations concerning alleged violations of the Occupational Safety and Health Act and certain regulations thereunder. In connection with this incident, we reviewed and revised our safety protocols and made certain safety-related facility enhancements such as revising training protocols used in animal presentations. This incident has also been and continues to be the subject of significant media attention, including extensive television and newspaper coverage, books, at least one documentary and discussions in social media. This incident and similar events that may occur in the future may harm our reputation, reduce attendance and negatively impact our business, financial condition and results of operations.

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

Many of our theme parks are distinguished from those of our competitors in that we offer guest interactions with animals in our care. Individual animals, specific species of animals or groups of animals in our zoological collection could be exposed to infectious diseases or could expose guests to infectious diseases. While we have never had any such experiences, an outbreak of an infectious disease among any animals in our theme parks or the public’s perception that a certain disease could be harmful to human health may materially adversely affect our zoological collection, our business, financial condition and results of operations.

The high fixed cost structure of theme park operations can result in significantly lower margins if revenues decline.

A large portion of our expenses is relatively fixed because the costs for employees, maintenance, animal care, utilities, advertising, and insurance do not vary significantly with attendance. These fixed costs may increase at a greater rate than our revenues and may not be able to be reduced at the same rate as declining revenues. If cost-cutting efforts are insufficient to offset declines in revenues or are impracticable, we could experience a material decline in margins, revenues, profitability and reduced or negative cash flows. Such effects can be especially pronounced during a pandemic or periods of economic contraction or slow economic growth.

Changes in consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of our business.

The success of our business depends on our ability to consistently provide, maintain, and expand theme park attractions as well as create online material and consumer products that meet changing consumer preferences. In addition, consumers from outside the United States constitute an important portion of our theme park attendance, and our success depends in part on our ability to successfully predict and adapt to tastes and preferences of this consumer group. If our entertainment offerings and products do not achieve sufficient consumer acceptance or if consumer preferences change, our business, financial condition or results of operations could be materially adversely affected.

Cyber security risks and the failure to maintain the integrity of internal or guest data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

We collect internal and customer data for business purposes.  This data may include personal identifiable information held in our various information technology systems which collect, process, summarize, and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. For example, the California Consumer Privacy Act took effect in January 2020 and imposes requirements for identifying, managing, securing, tracking, producing and deleting consumer privacy information in California. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our theme parks, products, and services to our guests. We also rely on accounting, financial and operational management information technology systems to conduct our operations. If these information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

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

The satisfactory performance, reliability and availability of our web sites and our infrastructure are critical to the conduct of our business. Any system interruptions that result in the unavailability or slowness of our websites could impact our ability to market or sell admissions or other products which could adversely affect our results of operations and/or result in negative publicity. We have in the past experienced, or may in the future experience, temporary system interruptions for a variety of reasons, including security incidents, viruses, telecommunication and other network failures, power failures, programming errors, undetected bugs, design faults, data corruption, denial-of-service attacks, legacy systems, poor scalability or network overload from an overwhelming number of traffic trying to reach our websites at the same time. Even a disruption as brief as a few minutes could have a negative impact on our online activities and could result in a loss of revenue. For example, there have been instances when our websites experienced slow performance and unavailability for some guests.  Although these issues were short-lived and did not have a material impact to our results of operations, prolonged or repeat system interruptions and network failures could adversely impact our operations as a significant portion of our admissions revenues are from ticket purchases and reservations made online.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our employees. Increased labor costs due to competition, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. For example, the Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions that have impacted our healthcare costs. Additionally, the new administration is encouraging Congress to increase the federal minimum wage to $15 an hour. Any future amendments or new legislation could significantly increase our compensation costs, which would reduce our net income and adversely affect our cash flows.

In 2016, San Diego passed legislation which, after the first increase on January 1, 2017, increases its minimum wage over a six-year period to $15 an hour by January 1, 2023. After the San Diego minimum wage reaches $15 an hour, it will change based on the consumer price index. Virginia passed legislation that increases the state minimum wage to $9.50 an hour on May 1, 2021 and increases its minimum wage to $15 an hour by 2026. In November 2020, Florida passed a ballot initiative raising minimum wage to $10.00 per hour effective September 30th, 2021. Each September 30th thereafter, minimum wage shall increase by $1.00 per hour until the minimum wage reaches $15.00 per hour on September 30th, 2026. From that point forward, future minimum wage increases shall revert to being adjusted annually for inflation starting September 30th, 2027.  In addition, a number of companies with whom we compete for talent have announced wage increases. Increases to the minimum wage in locations where we do business, wages of companies from whom we compete for talent and/or increased benefit costs will negatively impact our operating expenses.

Our growth strategy may not achieve the anticipated results.

Our future success will depend on our ability to grow our business, including through capital investments to improve existing and develop or acquire additional theme parks, rides, attractions and shows, as well as in-park product offerings and product offerings outside of our theme parks that are complementary to our parks. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our revenues at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could materially adversely affect our business, financial condition or results of operations.

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

We are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including guests who visit our theme parks, our employees, stockholders and/or regulators. We are currently subject to securities litigation. We are also subject to audits, inspections and investigations by, or receives requests for information from, various federal and state regulatory agencies, including, but not limited to, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”), the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”), the California Occupational Safety and Health Administration (“Cal-OSHA”), state departments of labor, the Florida Fish & Wildlife Commission (“FWC”), the Equal Employment Opportunity Commission (“EEOC”), the Internal Revenue Service (“IRS”), the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”). From time to time, various parties may also bring lawsuits against us. For example, on February 11, 2020, we announced that we had entered into a settlement agreement with respect to a previously disclosed class action lawsuit commenced in 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (AGS) (“Baker”). The settlement required us to pay $65.0 million for claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the costs of administration and legal fees and expenses.  The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by us or any defendant.

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

We cannot be certain that we do not and will not infringe the intellectual property rights of others. We have been in the past, and may be in the future, subject to litigation and other claims in the ordinary course of our business based on allegations of infringement or other violations of the intellectual property rights of others. Regardless of their merits, intellectual property claims can divert the efforts of our personnel and are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial money damages or discontinue, modify, or rename certain products or services that are found to be in violation of another party’s rights. We may have to seek a license (if available on acceptable terms, or at all) to continue offering products and services, which may significantly increase our operating expenses.

If we lose licenses and permits required to exhibit animals and/or violate laws and regulations, our business will be adversely affected.

We are required to hold government licenses and permits, some of which are subject to yearly or periodic renewal, for purposes of possessing, exhibiting, and maintaining animals. Although our theme parks’ licenses and permits have always been renewed in the past, in the event that any of our licenses or permits are not renewed or any of our licenses or permits are revoked, portions of the affected theme park might not be able to remain open for purpose of displaying or retaining the animals covered by such license or permit. Such an outcome could materially adversely affect our business, financial condition and results of operations.

In addition, we are subject to periodic inspections by federal and state agencies and the subsequent issuance of inspection reports. While we believe that we comply with, or exceed, requisite care and maintenance standards that apply to our animals, government inspectors can cite us for alleged statutory or regulatory violations. In unusual instances when we are cited for an alleged deficiency, we are most often given the opportunity to correct any purported deficiencies without penalty. It is possible, however, that in some cases a federal or state regulator could seek to impose monetary fines on us. In the past, when we have been subjected to governmental claims for fines, the amounts involved were not material to our business, financial condition or results of operations.  However, while unlikely, we cannot predict whether any future fines that regulators might seek to impose would materially adversely affect our business, financial condition or results of operations.  Moreover, many of the statutes under which we operate allow for the imposition of criminal sanctions. While neither of the foregoing situations are likely to occur, either could negatively affect the business, financial condition or results of operations at our theme parks.

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

Borrowings under our Term B-5 Loans which mature on March 31, 2024, and the Revolving Credit Facility which matures on October 31, 2023 are currently based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated it will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. If LIBOR ceases to exist, we may need to renegotiate any credit agreements or any hedge transactions extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.  Also, if we intend to hedge our LIBOR denominated debt, we cannot predict whether hedging opportunities will exist on acceptable terms. The Alternative Reference Rates Committee, which was charged with determining a replacement for LIBOR, has proposed the Secured Overnight Financing Rate (“SOFR”), as its recommended alternative to LIBOR. Subsequent to that recommendation, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging which includes SOFR as a permitted rates that can be used in the application of hedge accounting pursuant to adoption of the standard (see Note–3 Recent Accounting Pronouncements to our accompanying consolidated financial statements included elsewhere in this Annual report on Form 10-K for further discussion).  The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The market transition away from LIBOR is expected to be gradual and complicated, and to include the development of term and credit adjustments to accommodate differences between LIBOR and SOFR.  There can be no guarantee that SOFR will become widely used or that alternatives may be developed without additional complications. We are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition from LIBOR may be on our business, financial condition, and results of operations.

Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity, and access to capital markets.

Moody’s Investor Service and Standard & Poor’s Financial Services routinely evaluate our debt and issue ratings on our Senior Secured Credit Facilities. These ratings are based on a number of factors, which included their assessment of our financial strength, liquidity, capital structure, asset quality, and sustainability of cash flow and earnings. Due to changes in these factors, the pandemic and market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity and access to capital markets.

For example, as of December 31, 2020, our Senior Secured Credit Facilities were rated by Standard and Poor’s Financial Services (corporate credit rated B- with a negative outlook and the Senior Secured Credit Facilities rated B-) and Moody’s Investors Service (corporate family rated B3 with a negative outlook and the Senior Secured Credit Facilities rated B2).  We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds and related margins, liquidity and access to capital markets. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, could increase our borrowing costs.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2020, our total indebtedness was approximately $2.220 billion. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, capital expenditures, future business opportunities and/or share repurchases of our common stock; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth. We do not currently have any of our debt hedged. A hypothetical increase in LIBOR of 100 bps would increase our annual interest expense by approximately $5.9 million. Increased debt service costs would adversely affect our cash flow and net income. There can be no assurance that if we intend to enter into a hedge, that we will be able to enter into hedging arrangements on favorable terms or at all.

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

Despite our significant leverage, we may incur additional amounts of debt, which could further exacerbate the risks associated with our significant leverage.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase. Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, many of our policies are subject to deductibles and/or self-insured retentions and co-insurance. There can be no assurance our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured and may be significantly less than the expected and actual replacement cost of rebuilding facilities “as was” if there was a total loss. For example, we expect the majority of losses related to impacts of the COVID-19 pandemic will not be covered by insurance available to us and insurers may contest coverage.  We cannot guarantee that we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected.

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

Delays, restrictions, or inability to obtain or maintain permits for capital investments could impair our business.

Our capital investments require regulatory permits from one or more governmental agencies in order to improve existing or build new theme parks, rides, attractions and shows. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location of such capital investments. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. Therefore, our capital investments in certain areas may be delayed, interrupted, or suspended for varying lengths of time, causing a loss of revenue to us, increasing cost, and/or adversely affecting our results of operations.

Financial distress experienced by our strategic partners or other counterparties could have an adverse impact on us.

We are party to numerous contracts of varying durations. Certain of our agreements are comprised of a mixture of firm and non-firm commitments, varying tenures, and varying renewal terms, among other terms. There can be no guarantee that, upon the expiration of our contracts, we will be able to renew such contracts on terms as favorable to us, or at all.

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

We purchase some of our merchandise for resale and other products used in our business from entities which are located in foreign countries. Additionally, some of our ride manufacturers may be located in foreign countries or utilize components manufactured or sourced from foreign countries.  These relationships expose us to risks associated with doing business globally, including changes in tariffs, quotas and other restrictions on imports (collectively, “Trade Restrictions”). The United States has increased tariffs on certain imports from China and other countries. While the current tariffs have not had a material impact on goods that we currently either import from China or purchase from domestic vendors which import from China, we cannot predict how any future tariffs or any other Trade Restrictions will impact our business. Such Trade Restrictions would likely result in lower gross margin on impacted products or increase the cost of capital projects, unless we are able to take successfully any one or more of the following mitigating actions: increase our prices, move production to countries with no or lower tariffs or away from domestic vendors who source from China or other tariff impacted countries, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs, could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by tariffs, the imposition and maintenance of such tariffs on goods imported into the United States could cause increased prices for consumer goods, in general, which could have a negative impact on consumer spending for discretionary items reducing attendance or spending at our parks. These direct and indirect impacts of increased tariffs or Trade Restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.

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

In 2019, Hill Path Capital LP and certain of its affiliates (“Hill Path”) purchased in the aggregate, 13,214,000 shares of our common stock (the “HP Purchase”). As described more fully in our Form 8-K dated May 27, 2019, we concurrently entered into the Stockholders Agreement, the Registration Rights Agreement and the Undertaking Agreement (collectively, the “HP Agreements”) with Hill Path in connection with the HP Purchase. On July 2, 2020, Hill Path filed with the SEC a Schedule 13D/A (the “Schedule 13D/A”) reporting that such persons had accumulated a total of 27,205,306 shares of our common stock, which represents approximately 34.7% of our total outstanding shares of common stock as of December 31, 2020. Also, certain funds affiliated with Hill Path have other economic interests in the Company.  Please refer to their most recent Schedule 13D/A.  In addition, the Hill Path Schedule 13D filed on May 1, 2017, as amended states, among other things, that Hill Path may suggest changes in our business, operations, capital structure, capital allocation, corporate governance, and other strategic matters.

Under the HP Agreements, we agreed to appoint up to three Hill Path director designees (“Hill Path Designees”) to our Board of Directors of which two directors may be affiliated with Hill Path and, subject to the independence standards of the New York Stock Exchange, there shall be one Hill Path Designee on each committee of the Board, as determined by Hill Path and subject to the approval of the Nominating and Corporate Governance Committee.  Scott Ross, founder of Hill Path, James Chambers, a Partner at Hill Path, and Charles Koppelman, who is independent, are the Hill Path Designees.  Mr. Ross currently serves as Chairman of the Board and Chairman of the Compensation Committee and also serves on the Nominating and Corporate Governance Committee and the Revenue Committee.  Mr. Chambers serves as Chairman of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee and the Revenue Committee. Mr. Koppelman serves on the Nominating and Corporate Governance Committee and the Revenue Committee.

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

The policies of the recently elected U.S. President and his administration or any changes to tax laws may result in a material adverse effect on our business, cash flow, results of operations or financial condition and may impact our ability to use our net operating loss carryforwards.

While the new administration’s policies in many areas are uncertain at this time, certain types of policies regarding increases in minimum wage, foreign travel to the United States, foreign trade, domestic travel, changes to labor laws or regulations, manufacturing, development, investment and environment or animal welfare matters could adversely affect our business. Additionally, policies that strengthen the U.S. dollar against a variety of foreign currencies could impact international tourist spending, including at our theme parks. While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of our securities.  For example, a proposed corporate tax bill includes, among other changes, an increase in the corporate tax rate from 21% to 28% and a minimum tax of 15% on book net income for corporations with $100 million or higher in book profits. The President signed an Executive Order with the goal of increasing the minimum wage for federal workers and contractors to $15.00 an hour. Additionally, the new administration is encouraging Congress to increase the federal minimum wage to $15.00 an hour.

Separately, the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, contained a number of changes to U.S. federal tax laws. The Tax Act, among other changes, imposed limitations on the deductibility of interest, limited the use of net operating loss carryforwards arising in periods after 2017, and extended the expiration period for net operating losses from 20 years to an unlimited period. Additionally, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) temporarily revised the U.S. tax code by, among other changes, deferring the 2020 employer portion of social security payments, implementing an employee retention credit, and allowing for 100% utilization of net operating loss carryforwards against 2020 taxable income. On December 28, 2020, a second stimulus bill was enacted which enhanced the CARES Act by, among other changes, extending the employee retention credit, extending the work opportunity credit, and allowing for 100% deduction for certain business meals through the year 2022.

Additional guidance may be issued by the Internal Revenue Service, or IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

We continue to monitor changes and proposed changes to tax and other laws that may impact our business, results of operations, and financial condition and liquidity. It is currently unclear how the agenda of the new administration will impact our business.  It is also uncertain if and to what extent various states will conform to the CARES Act.  As a result, we may not be able to utilize our existing net operating losses or any portion thereof in the current tax year or any available carryforward period.

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly, and you may not be able to sell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2020, our common stock close price has ranged from $7.46 to $38.92. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond our control, including:

•	results of operations that vary from the expectations of securities analysts and investors;
•	results of operations that vary from those of our competitors;
•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•	declines in the market prices of stocks generally, or those of amusement and theme parks companies;
•	strategic actions by us or our competitors;
•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•	changes in general economic or market conditions or trends in our industry or markets;
•	changes in business or regulatory conditions;
•	future sales of our common stock or other securities;
•	repurchases of our common stock;
•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry, particularly with respect to strategic transactions;
•	announcements relating to litigation;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	the development and sustainability of an active trading market for our stock;
•	actions by institutional or activist stockholders;
•	changes in accounting principles; and
•	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

We cannot guarantee that our allocation of capital to various alternatives will enhance long-term stockholder value, and in some cases, our Share Repurchase Program could increase the volatility of the price of our common stock.

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects and expenses, managing debt levels, and periodically returning capital to our stockholders through share repurchases and dividends.  There can be no assurance that our capital allocation decisions will enhance stockholder value.  Our Board has previously authorized a share repurchase of up to $250.0 million of our common stock (the “Share Repurchase Program”), of which approximately $237.6 million remains available under the Share Repurchase Program as of December 31, 2020. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. In connection with Amendment No. 12 to our Amended Credit Agreement, we are restricted from paying any dividends or making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met.

During 2020, prior to the COVID-19 temporary park closures, we completed a share repurchase of 469,785 shares for an aggregate total of approximately $12.4 million. Repurchases of our common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.  There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness.

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

If Hill Path exercises their registration rights, the market price of our shares of common stock could drop significantly. This factor could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In addition, the shares of our common stock reserved for future issuance under the 2017 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, any applicable lock-up agreements in effect from time to time and Rule 144, as applicable. A total of 15,000,000 shares of common stock were reserved for issuance under the 2017 Omnibus Incentive Plan, of which approximately 7,680,000 shares of common stock remain available for future issuance as of December 31, 2020. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Our indebtedness could limit our ability to pay dividends on our common stock in the future.

We have not paid a dividend since September 2016. Dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deems relevant. Our ability to declare dividends and make other restricted payments is limited by covenants in our senior secured credit facilities pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). In connection with Amendment No. 12 to the Senior Secured Credit Facilities, we are restricted from paying any dividends or making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met. See Note 11–Long-Term Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 62.4% of our common stock outstanding as of December 31, 2020. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Non-U.S. holders who own or owned more than a certain ownership threshold may be subject to United States federal income tax on gains realized on the disposition of our common stock.

We believe that we are currently a U.S. real property holding corporation for U.S. federal income tax purposes. So long as our common stock continues to be regularly traded on an established securities market, a non-U.S. stockholder who holds or held (at any time during the shorter of the five-year period preceding the date of disposition or the holder’s holding period) more than 5% of our common stock will be subject to United States federal income tax on the disposition of our common stock. Non-U.S. holders should consult their own tax advisors concerning the consequences of disposing of shares of our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes our principal properties as of December 31, 2020, which includes approximately 400 acres of land available for future development.

Location	Size	Use
San Diego, CA	190 acres(a)	Leased Land
Chula Vista, CA	66 acres	Owned Water Park(b)
Orlando, FL	279 acres	Owned Theme Park and Corporate Headquarters
Orlando, FL	58 acres	Owned All-inclusive Interactive Park
Orlando, FL	81 acres	Owned Water Park
Tampa, FL	56 acres	Owned Water Park
Tampa, FL	306 acres	Owned Theme Park
Dade City, FL	109 acres	Owned Breeding and Holding Facility
Langhorne, PA	55 acres	Owned Theme Park
San Antonio, TX	397 acres	Owned Theme Park
San Antonio, TX	18 acres	Owned Water Park
Williamsburg, VA	222 acres	Owned Water Park
Williamsburg, VA	422 acres	Owned Theme Park
Williamsburg, VA	5 acres	Owned Warehouse Space
Williamsburg, VA	5 acres	Owned Seasonal Worker Lodging
(a)	Includes approximately 17 acres of water in Mission Bay Park, California.
(b)	Expected to be converted to Sesame Place in 2022.

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

The annual rent under the lease is calculated on the basis of a specified percentage of Sea World LLC’s gross income from the Premises (the “Percentage Rent”), or the minimum yearly rent (the “Minimum Rent”), whichever is greater. The minimum yearly rent is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The current minimum yearly rent is approximately $10.4 million, which is subject to adjustment on January 1, 2023. The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego.  As a result, the Company deferred approximately $1.6 million of the Percentage Rent related to the year ended December 31, 2020, which was subsequently paid during the first quarter of 2021.  The Company continues to defer an additional $8.3 million related to the Minimum Rent for the year ended December 31, 2020.

See further discussion in Note 14–Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

This information is set forth under Note 15–Commitments and Contingencies to the consolidated financial statements included in Part IV, Item 15, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “SEAS.”  As of February 19, 2021, there were approximately 191 holders of record of our outstanding common stock.  This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We currently do not pay a dividend.  In connection with Amendment No. 12 to our Amended Credit Agreement, we are restricted from paying any dividends or making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met. See Note 11–Long-Term Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of SeaWorld under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the five-year cumulative total stockholder return for our common stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index and the S&P 400 Movies & Entertainment Index. The graph assumes that $100 was invested in our common stock and in each index at the market close on December 31, 2015 and assumes that all dividends, if any, were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
SeaWorld Entertainment, Inc.	$100.00	$100.48	$72.03	$117.25	$168.31	$167.68
S&P 500 Index - Total Return	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
S&P Midcap 400 Index	$100.00	$120.74	$140.35	$124.80	$157.49	$179.00
S&P 400 Movies & Entertainment Index	$100.00	$122.81	$153.18	$169.23	$198.80	$124.90

Note: Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2021.

Index Data: Copyright Standard and Poor’s Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2020.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by us during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2020	October 31, 2020	24,007	$20.22	—	$237,594,184
November 1, 2020	November 30, 2020	513	$26.09	—	$237,594,184
December 1, 2020	December 31, 2020	2,270	$28.80	—	$237,594,184
Total		26,790		—	$237,594,184

(1)

All purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.

(2)

Our Board of Directors previously authorized a share repurchase program of up to $250.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Through December 31, 2020, prior to the COVID-19 temporary park closures, we repurchased an aggregate total of approximately $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of December 31, 2020. All of the common stock is held as treasury shares as of December 31, 2020. In connection with Amendment No. 12 to our Amended Credit Agreement, we are restricted from making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met.  See Note 11–Long-Term Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 6.  Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating data as of the dates and for each of the fiscal years ended December 31, 2020, 2019, 2018, 2017 and 2016.

The selected financial data as of December 31, 2020 and 2019 and for each of the fiscal years ended December 31, 2020, 2019 and 2018 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The selected financial data as of December 31, 2018, 2017 and 2016 and for the fiscal years ended December 31, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.” The COVID-19 pandemic has materially impacted our revenue and results of operations for the year ended December 31, 2020.  See the “Business” and “Risk Factors” sections included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2020	2019	2018	2017	2016
Selected Statements of Comprehensive (Loss) Income Data:	(In thousands, except per share and per capita amounts)
Net revenues:
Admissions	$255,376	$802,834	$798,793	$765,072	$817,793
Food, merchandise and other	176,403	595,410	573,497	498,252	526,499
Total revenues	431,779	1,398,244	1,372,290	1,263,324	1,344,292
Costs and expenses:
Cost of food, merchandise and other revenues	36,712	108,953	106,604	95,914	100,643
Operating expenses (exclusive of depreciation and amortization shown separately below)	388,473	649,657	705,954	702,111	736,842
Selling, general and administrative expenses	94,885	261,701	229,724	228,836	238,557
Goodwill impairment charge	—	—	—	269,332	—
Severance and other separation costs (a)	2,826	4,176	17,386	5,200	9,016
Depreciation and amortization	150,546	160,557	160,955	163,294	199,649
Total costs and expenses	673,442	1,185,044	1,220,623	1,464,687	1,284,707
Operating (loss) income	(241,663)	213,200	151,667	(201,363)	59,585
Other expense (income), net	276	18	(100)	(115)	125
Interest expense	100,907	84,178	80,914	78,001	62,661
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	—	8,150	8,143	—
(Loss) income before income taxes	(342,846)	129,004	62,703	(287,392)	(3,201)
(Benefit from) provision for income taxes	(30,525)	39,528	17,915	(85,006)	9,330
Net (loss) income	$(312,321)	$89,476	$44,788	$(202,386)	$(12,531)

Per share data:
(Loss) earnings per share, basic	$(3.99)	$1.11	$0.52	$(2.36)	$(0.15)
(Loss) earnings per share, diluted	$(3.99)	$1.10	$0.52	$(2.36)	$(0.15)
Cash dividends declared per share	$—	$—	$—	$—	$0.73
Weighted average common shares outstanding:
Basic	78,194	80,309	86,170	85,811	84,925
Diluted	78,194	81,044	86,910	85,811	84,925
Other financial and operating data:
Cash capital expenditures	$109,175	$195,217	$179,770	$172,517	$160,518
Attendance	6,373	22,624	22,582	20,798	22,000
Total revenue per capita (b)	$67.75	$61.80	$60.77	$60.74	$61.10

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated balance sheet data:	(In thousands)
Cash and cash equivalents	$433,909	$39,946	$34,073	$33,178	$68,958
Total assets(c)	$2,566,358	$2,300,518	$2,115,602	$2,085,782	$2,378,771
Total long-term debt, net	$2,192,642	$1,548,124	$1,540,184	$1,542,316	$1,582,782
Total (deficit) equity	$(105,803)	$210,892	$265,194	$287,466	$461,215
(a)	During the year ended December 31, 2016, $2.6 million of separation costs have been reclassified to severance and other separation costs to conform with the 2020 presentation.
(b)	Calculated as total revenue divided by total attendance.
(c)

Total assets as of December 31, 2020 and 2019 includes the impact from the adoption of Accounting Standards Codification (“ASC”) 842, Leases, which required right of use assets associated with the Company’s leases to be recorded on the balance sheet. Right of use assets–operating leases of approximately $136.6 million and $141.4 million are included in total assets as of December 31, 2020 and 2019, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to our “theme parks” or “parks” in the discussion that follows includes all of our separately gated parks.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Introduction

The following discussion and analysis is intended to facilitate an understanding of our business and results of operations and should be read in conjunction with our historical consolidated financial statements and the notes thereto in the “Financial Statements and Supplementary Data” section included elsewhere in this Annual Report on Form 10-K.  The discussion which follows consists of the following sections:

•	Business Overview: Provides an overview of the business.
•	Recent Developments: Provides a discussion concerning recent developments which have impacted the business.
•

Principal Factors and Trends Affecting our Results of Operations: Provides a discussion concerning the principal factors and trends affecting our results of operations, including a discussion relating to revenue, attendance, costs and expenses and seasonality.

•	Results of Operations: Provides a discussion of our operating results and applicable year-to-year comparisons.
•	Liquidity, Capital Resources and Indebtedness: Provides a discussion of our cash flows, sources and uses of cash, commitments, capital resources and indebtedness as of December 31, 2020.
•	Critical Accounting Policies and Estimates: Provides a discussion of our critical accounting policies which require the exercise of judgement and the use of estimates.

Management’s discussion and analysis relating to 2018 and the applicable year-to-year comparisons are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which specific discussion is incorporated herein by reference.

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

Recent Developments

Impact of Global COVID-19 Pandemic

Since the COVID-19 pandemic began, we have taken proactive measures for the safety of our guests, employees and animals, to manage costs and expenditures, and to provide liquidity. See further discussion concerning the proactive measures we have taken in the “Business” section included elsewhere in this Annual Report on Form 10-K.

In response to the COVID-19 pandemic, and in compliance with government restrictions, we temporarily closed all of our theme parks effective March 16, 2020. Beginning in June 2020, we began the phased reopening of some of our parks with capacity limitations and modified/limited operations.  See further discussion relating to the parks we have reopened in the “Business” section included elsewhere in this Annual Report on Form 10-K.

We have implemented enhanced health and safety protocols for our parks including capacity limitations, increased cleaning and sanitizing, physical distancing practices, face covering requirements and temperature screening of both guests and employees.  Additionally, we introduced an online reservation system to help manage capacity and we are managing the number of operating days and operating hours by park to optimize cash flow.  We also continue our focus on cost reduction initiatives and have identified and executed on additional cost efficiencies which we have implemented, including optimizing labor through more efficient staffing.

Attendance since our parks reopened has been impacted by capacity limitations, modified/limited operations, reduced hours and/or reduced operating days, limited marketing spend and a limited events line-up. Despite these limitations, attendance on a consolidated basis, which includes all open and closed parks, improved throughout the second half of 2020 with quarterly attendance down 81% in the third quarter and down 53% in the fourth quarter, versus the comparable prior year period.  Excluding our Virginia and California parks which were partially open and operating with modified and significantly limited operations due to state imposed restrictions, attendance trends for open parks also improved throughout the second half of 2020 with quarterly attendance down 70% in the third quarter and down 44% in the fourth quarter versus the comparable prior year period.

For other factors concerning the COVID-19 pandemic, see the “Business” and “Risk Factors” sections included elsewhere in this Annual Report on Form 10-K.

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

Principal Factors and Trends Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission and per capita spending for culinary, merchandise and other in-park products. We define attendance as the number of guest visits. Attendance drives admissions revenue as well as total in-park spending. Admissions revenue primarily consists of single-day tickets, annual passes (which generally expire after a 12-month term), season passes (including our fun card products and, collectively with annual passes, referred to as “passes” or “season passes”) or other multi-day or multi-park admission products.  Revenue from these admissions products are generally recognized based on attendance.  Certain pass products are purchased through monthly installment arrangements which allow guests to pay over the product’s initial commitment period.  Once the initial commitment period is reached, these products transition to a month to month basis providing these guests access to specific parks on a monthly basis with related revenue recognized monthly when the parks are open.  During the period each park was temporarily closed due to the COVID-19 pandemic, which started on March 16, 2020, we did not recognize revenue from the closed park's admission products. Pass and certain pre-purchased revenue products were extended to future dates dependent on the respective park re-opening dates. Pass products purchased through monthly installment arrangements whose initial commitment period ended during the temporary park closures were extended for the respective number of months of closure.

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix and the park attendance mix, among other factors. The admissions product mix, also referred to as the attendance or visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual/season passes or complimentary tickets and can be impacted by the mix of guests as domestic and international guests generally purchase higher admission per capita ticket products than our local guests.  A higher mix of complimentary tickets will generally lower our admissions per capita.  The park attendance mix is defined as the mix of theme parks visited and can impact admission per capita based on the theme park’s respective pricing which, on average, is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of culinary, merchandise, parking and other in-park products and also includes other miscellaneous revenue, including online transaction fees, not necessarily generated in our parks, which is not significant in the periods presented.  In-park per capita spending is primarily driven by pricing changes, new product offerings, the mix of guests (such as local, domestic or international guests), penetration levels (percentage of guests purchasing) and the mix of in-park spending, among other factors.

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

As a result of the COVID-19 pandemic, we believe the level of attendance in our theme parks, including the mix of attendance from certain markets, has been and will continue to be impacted by public concerns over the COVID-19 pandemic, the number of reported local cases of COVID-19, domestic and international travel restrictions, federal, state and local regulations related to public places, limits on social gatherings and overall public safety sentiment. We continuously monitor factors impacting our attendance, making strategic marketing and sales adjustments as necessary.

See further discussion in the “Seasonality” section which follows.

Costs and Expenses

Historically, the principal costs of our operations are employee wages and benefits, driven partly by staffing levels, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include fixed operating costs, competitive wage pressures including minimum wage legislation, commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels, among other factors. The mix of products sold compared to the prior year period can also impact our costs as generally retail products have a higher cost of sales component than our culinary or other in-park offerings.

We continue our focus on reducing costs, improving operating margins and streamlining our labor structure to better align with our strategic business objectives.  Since the start of the COVID-19 pandemic, we have spent significant time reviewing our operations and have identified meaningful cost savings opportunities which we believe will further strengthen our business once we return to normalized operations.

During the year ended December 31, 2020, in connection with two previously disclosed legal settlements, we received proceeds of $16.9 million which is included as a reduction to selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income included elsewhere in this Annual Report on Form 10-K. During the year ended December 31, 2019, we recorded $32.1 million related to a legal settlement charge, net of insurance recoveries, which is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive  (loss) income included elsewhere in this Annual Report on Form 10-K. See Note 15–Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

During the year ended December 31, 2020, we committed to a plan of termination (the “2020 Restructuring Program”), primarily impacting some of our furloughed employees. We recorded approximately $2.8 million of severance and other separation costs during the year ended December 31, 2020, primarily related to the 2020 Restructuring Program. During the year ended December 31, 2019, we recorded approximately $4.2 million in pre-tax charges primarily consisting of severance and other termination benefits for positions eliminated in 2019, which is included in severance and other separation costs in the accompanying consolidated statements of comprehensive (loss) income included elsewhere in this Annual Report on Form 10-K. See Note 21–Severance and Other Separation Costs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

As a result of the park closures related to the COVID-19 pandemic, costs and expenses for the year ended December 31, 2020, are not necessarily indicative of costs and expenses for any future period. Due in part to the impact of fixed operating costs and certain other costs which are not dependent on attendance levels, operating expenses and selling, general and administrative expenses during the year ended December 31, 2020 increased as a percent of revenue when compared to the prior year period. See the “Impact of Global COVID-19 Pandemic” section for further details. For other factors affecting our costs and expenses, see the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K.

We make annual investments to support and improve our existing theme park facilities and attractions.  Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue, and increase our guests’ length of stay.  For further discussion of our new and planned attractions, see “Capital Improvements” in the “Business” section included elsewhere in this Annual Report on Form 10-K.

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks are typically only open for a portion of the year. Approximately two-thirds of our attendance and revenues are typically generated in the second and third quarters of the year and we generally incur a net loss in the first and fourth quarters. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our five theme parks which have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks could also impact attendance patterns. Due in part to the temporary park closures, capacity limitations and modified/limited operations, the COVID-19 pandemic has impacted the seasonality of our business for 2020 and it is difficult to estimate how the COVID-19 pandemic will impact seasonality in the future. Furthermore, any changes to the operating schedule of a park such as increasing operating days for our seasonal parks, could change the impact of seasonality in the future.  See “Risk Factors” section included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance.

Results of Operations

The following discussion provides an analysis of our operating results for the years ended December 31, 2020 and 2019. The COVID-19 pandemic has materially impacted our revenue and results of operations for the year ended December 31, 2020.  See “Attendance” and “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Comparison of the Years Ended December 31, 2020 and 2019

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following table presents key operating and financial information for the years ended December 31, 2020 and 2019:

	For the Year Ended
	December 31,		Variance
	2020	2019	$	%
Selected Statements of Comprehensive (Loss) Income Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$255,376	$802,834	$(547,458)	(68.2%)
Food, merchandise and other	176,403	595,410	(419,007)	(70.4%)
Total revenues	431,779	1,398,244	(966,465)	(69.1%)
Costs and expenses:
Cost of food, merchandise and other revenues	36,712	108,953	(72,241)	(66.3%)
Operating expenses	388,473	649,657	(261,184)	(40.2%)
Selling, general and administrative expenses	94,885	261,701	(166,816)	(63.7%)
Severance and other separation costs	2,826	4,176	(1,350)	(32.3%)
Depreciation and amortization	150,546	160,557	(10,011)	(6.2%)
Total costs and expenses	673,442	1,185,044	(511,602)	(43.2%)
Operating (loss) income	(241,663)	213,200	(454,863)	NM
Other expense, net	276	18	258	NM
Interest expense	100,907	84,178	16,729	19.9%
(Loss) income before income taxes	(342,846)	129,004	(471,850)	NM
(Benefit from) provision for income taxes	(30,525)	39,528	(70,053)	NM
Net (loss) income	$(312,321)	$89,476	$(401,797)	NM
Other data:
Attendance	6,373	22,624	(16,251)	(71.8%)
Total revenue per capita	$67.75	$61.80	$5.95	9.6%
Admission per capita	$40.07	$35.48	$4.59	12.9%
In-park per capita spending	$27.68	$26.32	$1.36	5.2%

NM-Not meaningful

Admissions revenue. Admissions revenue for the year ended December 31, 2020 decreased $547.5 million, or 68.2%, to $255.4 million as compared to $802.8 million for the year ended December 31, 2019.  The decline in admissions revenue was primarily a result of a decrease in attendance of approximately 16.3 million guests, or 71.8%, partially offset by an increase in admission per capita.  Attendance declined due to COVID-19 related impacts including temporary park closures, fewer operating days and hours versus the prior year, capacity limitations, modified/limited operations, limited marketing spend and a limited events line-up. During the year ended December 31, 2020, we had 46% less operating days when compared to 2019.  Admission per capita increased by 12.9% to $40.07 in 2020 compared to $35.48 in 2019. Admission per capita increased primarily due to the realization of higher prices in our admission products and a favorable park mix, partially offset by the net impact of the attendance mix when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2020 decreased $419.0 million, or 70.4% to $176.4 million as compared to $595.4 million for the year ended December 31, 2019.  The decrease largely results from the decline in attendance discussed above, partially offset by an increase in in-park per capita spending.  In-park per capita spending increased by 5.2%, to $27.68 in 2020 from $26.32 in 2019. In-park per capita spending improved primarily due to higher realized prices and fees, enhanced and expanded product offerings, the mix of certain merchandise and food and beverage items, and increased guest spending, partially offset by the impact of attendance mix, including higher pass mix when compared to the prior year period.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2020 decreased $72.2 million, or 66.3%, to $36.7 million as compared to $109.0 million for the year ended December 31, 2019. The decrease primarily relates to the decline in attendance and related park closures and limited reopenings.  These costs represent 20.8% and 18.3% of related revenue for the years ended December 31, 2020 and 2019, respectively. The increase as a percent of related revenue partly relates to a higher mix of retail products sold, which generally have a higher cost of sales component than our culinary or other in park products.

Operating expenses. Operating expenses for the year ended December 31, 2020 decreased by $261.2 million, or 40.2% to $388.5 million as compared to $649.7 million for the year ended December 31, 2019. The decrease largely results from a reduction in labor-related costs due primarily to the COVID-19 temporary park closures and limited reopenings and a reduction in other operating costs resulting from limited operating schedules and other cost savings and efficiency initiatives. Due in part to the impact of fixed operating costs and certain other costs which are not dependent on attendance levels, operating expenses as a percent of revenue increased when compared to the prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2020 decreased by $166.8 million, or 63.7% to $94.9 million as compared to $261.7 million for the year ended December 31, 2019.  The decrease primarily relates to the following: (i) a reduction in marketing related costs due to the COVID-19 temporary park closures and limited reopenings; (ii) a decrease in legal costs primarily related to legal settlement proceeds of approximately $16.9 million recorded in 2020 compared to a legal settlement charge, net of insurance recoveries, of approximately $32.1 million recorded in the fourth quarter of 2019; (iii) a decline in third-party consulting costs; and (iv) the impact of cost savings and efficiency initiatives, including reduced labor related costs. See Note 15–Commitments in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our legal settlements.

Severance and other separation costs. Severance and other separation costs for the year ended December 31, 2020 decreased by $1.4 million, or 32.3%, to $2.8 million as compared to $4.2 million for the year ended December 31, 2019.  Severance and other termination costs in 2020 primarily relates to the 2020 Restructuring Program.  Severance and other termination costs in 2019 primarily relate to positions which were eliminated in 2019.  See Note 21–Severance and Other Separation Costs in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2020 decreased by $10.0 million, or 6.2% to $150.5 million as compared to $160.6 million for the year ended December 31, 2019. The decrease primarily relates to a decline in new asset additions in 2020 along with the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the year ended December 31, 2020 increased $16.7 million, or 19.9% to $100.9 million as compared to $84.2 million for the year ended December 31, 2019. The increase primarily relates to approximately $32.7 million of additional interest related to the Senior Secured Notes issued in April 2020 and the Second-Priority Senior Secured Notes issued in August 2020, a higher average outstanding balance on our Revolving Credit Facility during the period and the impact of interest rate swap agreements, which expired in May 2020, partially offset by the impact of decreased LIBOR rates. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

(Benefit from) provision for income taxes. Benefit from income taxes for the year ended December 31, 2020 was $30.5 million compared to a provision for income taxes of $39.5 million in the year ended December 31, 2019. Our consolidated effective tax rate was 8.9% for 2020 compared to 30.6% for 2019.  The effective tax rate decreased primarily due to a non-cash valuation allowance adjustment on federal and state net operating loss carryforwards, a valuation allowance adjustment on federal tax credits and charitable contributions, changes in state tax rates, and other permanent items including equity-based compensation. See Note 14–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and could include share repurchases, when permitted. As of December 31, 2020, we had a working capital ratio (defined as current assets divided by current liabilities) of 1.6, due in part to our outstanding cash balance at December 31, 2020.  Historically, we typically operating with a working capital ratio less than 1 due to significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

Due to the adverse impact of the COVID-19 temporary park closures, which started on March 16, 2020, and the limited reopening with reduced operating days and/or hours and capacity limitations, we generated negative cash flows from operating activities for the year ended December 31, 2020. See the “Impact of Global COVID-19 Pandemic” section and the “Our Indebtedness” section for further details concerning the proactive measures we have taken to address liquidity in response to the COVID-19 pandemic. For other factors concerning the COVID-19 pandemic, see the “Business” and “Risk Factors” sections in this Annual Report on Form 10-K.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we or our affiliates, may from time to time purchase our outstanding equity and/or debt securities, including our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such purchases may be funded by incurring new debt, including additional borrowings under the Senior Secured Credit Facilities. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount among current or future syndicate members, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

Share Repurchases

See Note 17–Related Party Transactions and Note 20–Stockholders’ (Deficit) Equity in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Share Repurchase Program.

Other

We believe that existing cash and cash equivalents and available borrowings under our revolving credit facility will be adequate to meet the capital expenditures, debt service obligations, and working capital requirements of our operations for at least the next 12 months.

The following table presents a summary of our cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net cash (used in) provided by operating activities	$(120,729)	$348,416	$293,935
Net cash used in investing activities	(109,175)	(195,193)	(180,029)
Net cash provided by (used in) financing activities	624,204	(147,305)	(112,896)
Net increase in cash and cash equivalents, including restricted cash	$394,300	$5,918	$1,010

 Cash Flows from Operating Activities

Net cash used in operating activities was $120.7 million during the year ended December 31, 2020 as compared to net cash provided by operating activities of $348.4 million during the year ended December 31, 2019. Net cash (used in) provided by operating activities in 2020 was primarily impacted by the decline in revenue due to the temporary park closures and limited park reopenings.

Net cash provided by operating activities was $348.4 million during the year ended December 31, 2019 compared to $293.9 million during the year ended December 31, 2018. The increase in net cash provided by operating activities was primarily impacted by improved operating performance in 2019 when compared to 2018.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2020 consisted of capital expenditures of $109.2 million largely related to future attractions (see further breakdown of capital expenditures in the table below). Net cash used in investing activities during the year ended December 31, 2019 consisted primarily of capital expenditures of $195.2 million.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Year Ended December 31,
	2020	2019
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$94,671	$171,789
Expansion/ROI projects(b)	14,504	23,428
Capital expenditures, total	$109,175	$195,217

(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, or other revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. Historically, we generally expect to fund our capital expenditures through our operating cash flow, which was materially impacted in 2020. See the “Impact of Global COVID-19 Pandemic” section for further details regarding proactive measures we have taken starting in March 2020 relating to our capital expenditures including delaying the opening of certain new rides. For 2021, depending on the pace of the recovery from the COVID-19 impacts, we plan on spending between approximately $100 million and $150 million on capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2020 results primarily from net proceeds from our Senior Notes and our Second-Priority Senior Notes offering of $713.7 million, partially offset by net repayments on our revolving credit facility of $50.0 million, repayments of $15.5 million on our long-term debt, $12.4 million used to repurchase shares early in the first quarter of 2020 and $7.5 million of debt issuance costs paid in connection with the issuance of the Senior Notes and Second-Priority Senior Notes, and as a result of amendments to our Amended Credit Agreement.

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

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of December 31, 2020, our indebtedness consisted of senior secured credit facilities, first-priority senior secured notes (“Senior Notes”) and second-priority senior secured notes (“Second-Priority Senior Notes”).

See discussion which follows and Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details related to our indebtedness.

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Amended Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).

As of December 31, 2020, our Senior Secured Credit Facilities consisted of $1.492 billion in Term B-5 Loans which will mature on March 31, 2024, along with a $332.5 million Revolving Credit Facility, which had no amounts outstanding as of December 31, 2020.  As of December 31, 2020, SEA had approximately $21.2 million of outstanding letters of credit, leaving approximately $311.3 million available for borrowing under the Revolving Credit Facility. See “Covenant Compliance” discussion which follows for information regarding our required quarterly liquidity test which could impact amounts available for borrowing.

First-Priority Senior Secured Notes

On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% Senior Notes.

Second-Priority Senior Secured Notes

On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% Second-Priority Senior Notes.  Net of expenses related to the offering of the Second-Priority Senior Notes and Amendment No. 12 to the Credit Agreement, we used a portion of the proceeds from the issuance of the Second-Priority Senior Notes to repay the then outstanding borrowings under our Revolving Credit Facility of $311.0 million.

See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details related to our Senior Notes and Second-Priority Senior Secured Notes.

Covenant Compliance

As of December 31, 2020, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

The Revolving Credit Facility requires that the we comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility.  Pursuant to Amendment No. 12, among other terms, SEA will be exempt from complying with its first lien secured leverage ratio covenant through the end of 2021, after which SEA will be required to comply with such covenants starting at the first quarter of 2022. For purposes of calculating compliance with such covenant, unless a Triggering Event occurs (as defined in Amendment No. 12), beginning with the first quarter of 2022, to the extent trailing Adjusted EBITDA (as defined in Amendment No. 12) for the second, third or fourth quarters of 2021 would have otherwise been included in the calculation of such covenant, in lieu of using actual Adjusted EBITDA for such periods, Adjusted EBITDA for such applicable periods will be deemed to be Adjusted EBITDA (as defined in Amendment No. 12) for the corresponding quarter of 2019.

See Note 11–Long-Term Debt to our consolidated financial statements for further details relating to the calculation beginning in the first quarter of 2022. In addition, SEA will be required to comply with a quarterly minimum liquidity test (defined as unrestricted cash and cash equivalents and available commitments under the Revolving Credit Facility) of not less than $75.0 million until the earlier of September 30, 2022 or the date on which we elect to use actual Adjusted EBITDA for purposes of calculating its financial maintenance covenant.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance. The presentation of Adjusted EBITDA provides additional information to investors about the calculation of, and compliance with, certain financial covenants and other relevant metrics in the credit agreement governing the Senior Secured Credit Facilities.  Adjusted EBITDA is a material component of these covenants. Adjusted EBITDA as defined in the Senior Secured Credit Facilities is consistent with our reported Adjusted EBITDA.  See the “Our Indebtedness-Covenant Compliance” section for further details. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate companies in the industry.

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

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net (loss) income for the periods indicated.

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net (loss) income	$(312,321)	$89,476	$44,788
(Benefit from) provision for income taxes	(30,525)	39,528	17,915
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	—	8,150
Interest expense	100,907	84,178	80,914
Depreciation and amortization	150,546	160,557	160,955
Equity-based compensation expense (b)	7,467	11,106	22,152
Loss on impairment or disposal of assets and certain non-cash expenses (c)	7,187	3,198	18,862
Business optimization, development and strategic initiative costs (d)	7,268	27,869	29,460
Certain investment costs and other taxes (e)	1,044	5,056	3,353
Other adjusting items (f)	(4,759)	35,954	14,730
Adjusted EBITDA (g)	(73,186)	456,922	401,279
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (h)	—	11,300	23,400
Adjusted EBITDA, after cost savings (i)	$(73,186)	$468,222	$424,679
(a)

Reflects a loss on early extinguishment of debt and write-off of discounts and debt issuance costs associated with an amendment to our Senior Secured Credit Facilities in 2018.  See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(b)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation. For the year ended December 31, 2020, includes a reversal of equity compensation for certain performance vesting restricted units which are no longer considered probable of vesting. For the year ended December 31, 2018, includes approximately $5.5 million, related to equity awards which were accelerated in connection with the departure of certain executives, as required by their respective employment agreements. See Note 19-Equity Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(c)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals, including approximately $6.7 million and $2.7 million, respectively, associated with fixed asset disposals for the years ended December 31, 2020 and 2019. For the year ended December 31, 2018, reflects asset write-offs primarily related to certain rides and equipment which were removed from service. See Note 8–Property and Equipment, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(d)

For the year ended December 31, 2020, business optimization, development and other strategic initiative costs primarily related to: (i) $3.1 million in third party consulting costs and (ii) $2.8 million of severance and other separation costs primarily related to the 2020 Restructuring Program. See Note 21 – Severance and Other Separation Costs in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

For the year ended December 31, 2019, business optimization, development and other strategic initiative costs primarily related to: (i) $21.2 million of third-party consulting costs and (ii) $4.2 million of severance and other employment costs.

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

(e)

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

(f)

Reflects the impact of certain expenses, net of insurance recoveries and adjustments, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. For the year ended December 31, 2020, includes approximately $16.9 million of legal settlement proceeds partially offset by approximately $8.8 million of incremental non-recurring costs associated with the COVID-19 pandemic and $3.3 million in other legal fees. The legal settlement proceeds received in 2020 relate to the following: (i) $12.5 million of insurance proceeds related to a legal settlement gain as previously disclosed and (ii) $4.4 million related to the return of funds previously paid for a legal settlement. The costs associated with the COVID-19 pandemic primarily relate to incremental labor-related costs to prepare and operate the parks with enhanced safety measures, incremental third-party consulting costs primarily related to our COVID-19 response and safety communication strategies, contract termination or modification costs related to impacts from the temporary COVID-19 park closures, legal costs related to COVID-19 related matters, and temporary or initial purchases of safety monitoring and personal protective equipment.

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

(h)

The Senior Secured Credit Facilities permits the calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings we expect to realize over the following 18 month period related to certain specified actions, including restructurings and cost savings initiatives.  These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Amended Credit Agreement and does not impact our reported GAAP net (loss) income.  The Amended Credit Agreement limits the amount of such estimated savings which may be reflected to 25% of Adjusted EBITDA, calculated for the last twelve months before the impact of these estimated cost savings.

(i)

The Senior Secured Credit Facilities permits our calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve-month period further adjusted for net annualized estimated savings as described in footnote (h) above.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2020:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$2,219,878	$15,505	$31,010	$2,173,363	$—
Interest on long-term debt(b)	514,427	125,622	250,240	138,565	—
Operating and finance leases(c)	311,910	24,399	25,392	24,079	238,040
Purchase obligations, license commitments and other(d)	119,618	74,979	36,372	2,067	6,200
Total contractual obligations	$3,165,833	$240,505	$343,014	$2,338,074	$244,240
(a)	Represents principal payments. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(b)

Includes amounts attributable to the Senior Secured Credit Facilities, Senior Notes and Second-Priority Senior Notes calculated as of December 31, 2020. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(c)

Represents commitments under long-term operating and finance leases requiring annual minimum lease payments, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California. Included in the less than 1 year column is approximately $9.9 million in rent payments deferred related to the land lease as of December 31, 2020. See Note 14–Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(d)

We have minimum purchase commitments with various vendors through 2031. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services. Amounts have been calculated using early termination fees or non-cancelable minimum contractual obligations by period, as applicable, under contracts that were in effect as of December 31, 2020. In addition, in connection with the Sesame License Agreement, we have made certain commitments including opening a new Sesame Place theme park. As a result, obligations related to this agreement are included in the table above. For further details, refer to Note 15–Commitments and Contingencies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2020.

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

Goodwill, Other Indefinite-Lived Intangible Assets and Long-Lived Assets

At December 1, 2020, we performed a quantitative analysis on certain indefinite-lived intangible assets and determined fair value continued to exceed carrying value of the indefinite-lived intangible assets and therefore no impairment of the assets had occurred. During this quantitative assessment, we calculated that the fair value of the tested indefinite-lived intangible assets exceeded carrying value by 148%. Key assumptions utilized in the quantitative analysis was a weighted average cost of capital of 9.5% and an estimated royalty rate of 3%.

During the year ended December 31, 2020, due to the temporary park closures effective March 16, 2020 and the limited park reopenings resulting from the COVID-19 pandemic discussed previously, we identified triggering events and qualitatively evaluated our goodwill and other indefinite-lived intangible assets for further impairment analysis.  Additionally, as of December 1, 2020, we also performed a qualitative impairment analysis of goodwill and the remaining other indefinite-lived intangible assets which included certain judgments and assumptions related to the impact of the park closures, reopening time frames and expected attendance levels upon reopening and determined that, based on the significant excess fair values over carrying values that previously existed, there was no impairment related to these assets. Additionally, using similar assumptions, we evaluated certain other long-lived assets, including our right of use assets for impairment. We compared the estimated undiscounted net cash flows of our long-lived and right of use assets to their respective carrying values. Based on the results of the analysis and our intent and ability to retain value and use for a period of time sufficient to allow for any anticipated recovery in market conditions, we concluded that the estimated undiscounted net cash flows for these assets exceeded its carrying value and therefore, no impairment of other long-lived assets had occurred.

Given the macroeconomic environment related to the COVID-19 pandemic and the uncertainties regarding the related impact on financial performance, there can be no assurance that the estimates and assumptions made for purposes of the impairment assessments will prove to be accurate predictions of the future. If our assumptions, as well as the economic outlook are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing, or on an interim basis, if any such change constitutes a triggering event outside of the period when we regularly perform our annual impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

For further details, also refer to Note 9–Goodwill and Tradenames/Trademarks, Net, in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We believe it is more likely than not that some of our deferred tax assets will not be realized. Therefore, we recorded a valuation allowance of approximately $39.5 million for federal net operating loss carryforwards, approximately $7.1 million for federal tax credits and approximately $4.0 million for federal and state charitable contributions as of December 31, 2020. Separately, we recorded a valuation allowance of approximately $15.0 million and $5.2 million, net of federal tax benefit, on the deferred tax assets related to state net operating losses as of December 31, 2020 and 2019, respectively.

Our valuation allowances, in part, rely on estimates and assumptions related to our future financial performance.  Given the macroeconomic environment related to the COVID-19 pandemic and the uncertainties regarding the related impact on financial performance, our valuation allowances may need to be adjusted in the future.

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

Revenue Recognition

Admissions revenue consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park products and also includes other miscellaneous revenue, which is not significant in the periods presented.  For single-day tickets, we recognize revenue at a point in time, upon admission to the park, and for food, merchandise and other in-park products we recognize revenue when the related products or services are received by our guests.  For annual or season passes and multi-use admission products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. We estimate a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products.  Attendance trends factor in seasonality and are adjusted based on actual trends periodically. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For pass products purchased on an installment plan that have met their initial commitment period and have transitioned to a month to month basis, monthly charges are recognized as revenue when payments are received each month, with the exception of payments received during the temporary park closures. For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park

Certain admission products may also include bundled products at the time of purchase, such as culinary or merchandise items.  We conduct an analysis of bundled products to identify separate distinct performance obligations that are material in the context of the contract. For those products that are determined to be distinct performance obligations and material in the context of the contract, we allocate a portion of the transaction price to each distinct performance obligation using each performance obligation’s standalone price.  If the bundled product is related to a pass product and offered over time, revenue will be recognized over time accordingly.

As a result of the temporary park closures due to the COVID-19 pandemic, we upgraded some of our pass products and extended pass expiration dates for at least the equivalent period the related parks were closed.  As a result, we adjusted our estimated redemption and recognition patterns to reflect the fact that there was no attendance during the park closures and accordingly we did not recognize revenue from these admission products while the parks were closed. For passes under installment plans that have transitioned to a month to month basis, payments received during the closure period were recorded as deferred revenue and are recognized as revenue once the parks reopen over the equivalent period the respective parks were temporarily closed, which may not necessarily reflect attendance patterns for these guests.  Accordingly, for these passes, we temporarily paused monthly charges as the parks reopen for the equivalent period the parks were closed. We have estimated future redemption and recognition patterns for admission pass products, which impacts the timing of when revenue is recognized on these products. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic. For further details, also refer to Note 4–Revenues, in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt.  In May 2020, our interest rate swap agreements expired, as such, we did not have any derivative instruments outstanding as of December 31, 2020.  We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At December 31, 2020, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $311.0 million, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $9.0 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $5.9 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain employees worked remotely due to the COVID-19 related park closures and some continue to work on a remote basis. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. There have been no changes in our internal control over financial reporting during the fiscal year covered by this Annual Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our Equity Compensation Plan as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	679,988	$21.51	7,678,394
Equity compensation plan not approved by security holders	—	—	—
Total	679,988	$21.51	7,678,394

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

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-5

Consolidated Statements of Comprehensive (Loss) Income	F-6

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-38

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-39 to F-46

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
4.2

Indenture, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020 (File No. 001-35883))

4.3

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

10.23†*	Third Amended & Restated Stock Ownership Guidelines, adopted February 19, 2020

10.24†

Amended and Restated Key Employee Severance Plan, effective March 1, 2017 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.25†

Incentive Compensation Clawback Policy, effective October 11, 2017(incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

Exhibit No.	Description

10.26

License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-35883))

10.27†	SeaWorld Entertainment, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2017 (File No. 001-35883))

10.28†

Form of Amendment #1 to Restricted Stock Grant and Acknowledgment and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2017 (File No. 001-35883))

10.29†

Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees – Annual Incentive Award) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.30†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.31†

Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees – Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.32†

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

10.34†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Time-Based Shares) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.35†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement (Senior Leadership Team―Performance-Based Shares) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-35883))

10.36

Cooperation Agreement, dated November 5, 2017, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.37

Side Letter, dated November 5, 2017, between SeaWorld Entertainment, Inc. and Hill Path Capital LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.38

Park Exclusivity and Concept Design Agreement, dated as of March 24, 2017, between Sea Holdings I, LLC and Zhonghong Holding Co., Ltd. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.39

Center Concept and Preliminary Design Support Agreement, dated as of March 24, 2017 between Sea Holdings I, LLC and Zhonghong Holding Co., Ltd. (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on March 24, 2017 (File No. 001-35883))

10.40†

Offer Letter of Employment, Agreed and Accepted the 2nd day of June, 2018, between SeaWorld Entertainment, Inc. and Walter Bogumil (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

Exhibit No.	Description

10.41†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.42†

Form of Option Grant Notice and Option Agreement (Tier 2– Time-Based Options) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.43†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Senior Leadership Team Executive Employees – Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.44

Amended and Restated Undertaking Agreement, dated May 27, 2019, by and among SeaWorld Entertainment, Inc. and Hill Path Capital LP, Scott I. Ross and James P. Chambers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.45

Registration Rights Agreement, dated May 27, 2019, between Hill Path Capital LP and certain of its affiliates and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.46

Stockholders Agreement, dated May 27, 2019, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.47†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2019 Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q-K filed on November 7, 2019 (File No. 001-35883))

10.48†

Employment Agreement, dated November 6, 2019, between SeaWorld Entertainment, Inc. and Sergio Rivera (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2019 (File No. 001-35883))

10.49

Amendment No. 10, dated as of March 10, 2020, to the Credit Agreement, dated as of December 1, 2009, among SeaWorld Parks & Entertainment, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as L/C issuer and swing line lender and the other parties thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2020 (File No. 001-35883))

10.50

Amendment No. 11, dated as of April 19, 2020, to the Credit Agreement, dated as of December 1, 2009, among SeaWorld Parks & Entertainment, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as L/C issuer and swing line lender and the other parties thereto. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.51

First-Lien Intercreditor Agreement, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., the other grantors from time to time party thereto, JPMorgan Chase Bank, N.A., as collateral agent for the Credit Agreement Secured Parties (as defined therein), JPMorgan Chase Bank, N.A. as authorized representative for the Credit Agreement Secured Parties, Wilmington Trust, National Association, as collateral agent for the Initial Additional First-Lien Secured Parties (as defined therein), Wilmington Trust, National Association, as authorized representative for the Initial Additional First-Lien Secured Parties and each additional authorized representative from time to time party thereto. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.52

Security Agreement, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other grantors from time to time party thereto and Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.53

Pledge Agreement, dated as of April 30, 2020, among SeaWorld Entertainment, Inc. and Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

Exhibit No.	Description

10.54

Copyright Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, in favor of Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.55

Patent Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., in favor of Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.56

Trademark Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, and in favor of Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.57†

Form of 2020 Letter Amendment to Performance Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.58

Amendment No. 12, dated as of July 29, 2020, to the Credit Agreement, dated as of December 1, 2009, among SeaWorld Parks & Entertainment, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as L/C issuer and swing line lender and the other parties thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.59

Intercreditor Agreement, dated as of August 5, 2020, among JPMORGAN CHASE BANK, N.A., as Credit Agreement Agent, WILMINGTON TRUST, NATIONAL ASSOCIATION, as First Priority Notes Collateral Agent, each Other First Priority Lien Obligations Agent from time to time party hereto, each in its capacity as First Lien Agent, WILMINGTON TRUST, NATIONAL ASSOCIATION, solely in its capacity as Trustee and Second Priority Collateral Agent and each collateral agent for any Future Second Lien Indebtedness from time to time party hereto, each in its capacity as Second Priority Agent. incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.60

Second Lien Security Agreement, dated as of August 5, 2020, among the Grantors and Wilmington Trust, National Association, as Collateral Agent for the Secured Parties. incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.61

Second Lien Pledge Agreement, dated as of August 5, 2020, among SeaWorld Entertainment, Inc. and Wilmington Trust, National Association, as collateral agent. incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.62

Copyright Security Agreement, dated as of August 5, 2020, by SeaWorld Parks & Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, in favor of Wilmington Trust, National Association, as collateral agent. incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.63

Patent Security Agreement, dated as of August 5, 2020, by SeaWorld Parks & Entertainment, Inc., in favor of Wilmington Trust, National Association, as collateral agent. incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.64†

Trademark Security Agreement, dated as of August 5, 2020, by SeaWorld Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, and in favor of Wilmington Trust, National Association, as collateral agent. incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.65†*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Non-Employee Directors)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35883))

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

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

Date:  February 26, 2021

By:/S/ MARC G. SWANSON

Name:  Marc G. Swanson

Title:  Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity

/S/ MARC G. SWANSON	February 26, 2021	Interim Chief Executive Officer (Principal Executive Officer)
Marc G. Swanson

/S/ ELIZABETH C. GULACSY	February 26, 2021	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)
Elizabeth C. Gulacsy

/S/ RONALD BENSION	February 26, 2021	Director
Ronald Bension

/S/ JAMES CHAMBERS	February 26, 2021	Director
James Chambers

/S/ WILLIAM GRAY	February 26, 2021	Director
William Gray
/S/ TIMOTHY J. HARTNETT	February 26, 2021	Director
Timothy J. Hartnett

/S/ CHARLES KOPPELMAN	February 26, 2021	Director
Charles Koppelman

/S/ YOSHIKAZU MARUYAMA	February 26, 2021	Director
Yoshikazu Maruyama

/S/ THOMAS E. MOLONEY	February 26, 2021	Director
Thomas E. Moloney

/S/ NEHA JOGANI NARANG	February 26, 2021	Director
Neha Jogani Narang

/S/ SCOTT I. ROSS	February 26, 2021	Director
Scott I. Ross
/S/ KIMBERLY K. SCHAEFER	February 26, 2021	Director
Kimberly K. Schaefer

SEAWORLD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, changes in stockholders’ (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue Recognition—Deferred Revenue Related to Annual and Season Admission Pass Products—Refer to Note 2 and Note 4 to the consolidated financial statements

Critical Audit Matter Description

The Company’s annual and season passes allow guests access to specific parks over a specified time period. Such revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically. As a result of the temporary park closures due to the COVID-19 pandemic, the Company upgraded some of their pass products and extended pass expiration dates for at least the equivalent period the related parks were closed which were considered in the estimated redemption and recognition patterns. Revenue is recognized on a pro rata basis based on the estimated allocated selling price of the admission product.

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

•	We evaluated management’s ability to accurately forecast expected attendance by comparing actual results to management’s historical forecasts on a quarterly basis.
•	We evaluated the reasonableness of the current-year attendance forecasts compared to historical results, considering recent trends in the Company’s attendance.
•

We tested the mathematical accuracy and appropriateness of management’s deferred revenue models and timing of recognition, including changes to the model to account for pass extensions as a result of park closures.

•

We detail tested the deferred revenue balances, related to annual and season admission pass products. Further, we evaluated the reasonableness of the expected future relief of the deferred balances, in particularly with respect to the impact of COVID-19 and pass product upgrades and extensions.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 26, 2021

We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

February 26, 2021

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$433,909	$39,946
Accounts receivable, net	30,410	49,728
Inventories	30,700	33,163
Prepaid expenses and other current assets	12,418	46,312
Total current assets	507,437	169,149
Property and equipment, at cost	3,272,705	3,209,521
Accumulated depreciation	(1,611,745)	(1,476,059)
Property and equipment, net	1,660,960	1,733,462
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	136,572	141,438
Deferred tax assets, net	22,847	19,013
Other assets, net	15,264	14,178
Total assets	$2,566,358	$2,300,518
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$105,369	$131,503
Current maturities of long-term debt	15,505	65,505
Operating lease liabilities	3,757	3,896
Accrued salaries, wages and benefits	10,781	15,499
Deferred revenue	130,759	104,416
Other accrued liabilities	50,950	81,841
Total current liabilities	317,121	402,660
Long-term debt, net	2,177,137	1,482,619
Long-term operating lease liabilities	120,144	124,339
Deferred tax liabilities, net	15,772	42,773
Other liabilities	41,987	37,235
Total liabilities	2,672,161	2,089,626
Commitments and contingencies (Note 15)
Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 94,652,248 and 94,044,203 shares issued at December 31, 2020 and 2019, respectively	946	940
Additional paid-in capital	680,360	673,893
Accumulated other comprehensive loss	—	(1,559)
Accumulated deficit	(371,800)	(59,479)
Treasury stock, at cost (16,260,248 and 15,790,463 shares at December 31, 2020 and 2019, respectively)	(415,309)	(402,903)
Total stockholders’ (deficit) equity	(105,803)	210,892
Total liabilities and stockholders’ (deficit) equity	$2,566,358	$2,300,518

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net revenues:
Admissions	$255,376	$802,834	$798,793
Food, merchandise and other	176,403	595,410	573,497
Total revenues	431,779	1,398,244	1,372,290
Costs and expenses:
Cost of food, merchandise and other revenues	36,712	108,953	106,604
Operating expenses (exclusive of depreciation and amortization shown separately below)	388,473	649,657	705,954
Selling, general and administrative expenses	94,885	261,701	229,724
Severance and other separation costs	2,826	4,176	17,386
Depreciation and amortization	150,546	160,557	160,955
Total costs and expenses	673,442	1,185,044	1,220,623
Operating (loss) income	(241,663)	213,200	151,667
Other expense (income), net	276	18	(100)
Interest expense	100,907	84,178	80,914
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	—	8,150
(Loss) income before income taxes	(342,846)	129,004	62,703
(Benefit from) provision for income taxes	(30,525)	39,528	17,915
Net (loss) income	$(312,321)	$89,476	$44,788
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	1,559	(3,843)	8,454
Comprehensive (loss) income	$(310,762)	$85,633	$53,242

(Loss) earnings per share:
(Loss) earnings per share, basic	$(3.99)	$1.11	$0.52
(Loss) earnings per share, diluted	$(3.99)	$1.10	$0.52
Weighted average common shares outstanding:
Basic	78,194	80,309	86,170
Diluted	78,194	81,044	86,910

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' (Deficit) Equity
Balance at December 31, 2017	92,637,403	$926	$641,324	$(194,837)	$(5,076)	$(154,871)	$287,466
Impact of adoption of ASU 2018-02	—	—	—	1,094	(1,094)	—	—
Equity-based compensation	—	—	22,152	—	—	—	22,152
Unrealized gain on derivatives, net of tax expense of $3,111	—	—	—	—	8,454	—	8,454
Vesting of restricted shares	725,646	7	(7)	—	—	—	—
Shares withheld for tax withholdings	(197,097)	(1)	(3,976)	—	—	—	(3,977)
Exercise of stock options	234,977	2	4,280	—	—	—	4,282
Adjustments to previous dividend declarations	—	—	61	—	—	—	61
Repurchase of 3,654,816 shares of treasury stock, at cost	—	—	—	—	—	(98,032)	(98,032)
Net income	—	—	—	44,788	—	—	44,788
Balance at December 31, 2018	93,400,929	934	663,834	(148,955)	2,284	(252,903)	265,194
Equity-based compensation	—	—	11,106	—	—	—	11,106
Unrealized loss on derivatives, net of tax benefit of $1,421	—	—	—	—	(3,843)	—	(3,843)
Vesting of restricted shares	608,851	6	(6)	—	—	—	—
Shares withheld for tax withholdings	(176,673)	(2)	(4,839)	—	—	—	(4,841)
Exercise of stock options	211,096	2	3,793	—	—	—	3,795
Adjustments to previous dividend declarations	—	—	5	—	—	—	5
Repurchase of 5,615,874 shares of treasury stock, at cost	—	—	—	—	—	(150,000)	(150,000)
Net income	—	—	—	89,476	—	—	89,476
Balance at December 31, 2019	94,044,203	940	673,893	(59,479)	(1,559)	(402,903)	210,892
Equity-based compensation	—	—	7,467	—	—	—	7,467
Unrealized gain on derivatives, net of tax expense of $572	—	—	—	—	1,559	—	1,559
Vesting of restricted shares	609,286	6	(6)	—	—	—	—
Shares withheld for tax withholdings	(158,865)	(2)	(3,913)	—	—	—	(3,915)
Exercise of stock options	157,624	2	2,918	—	—	—	2,920
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 469,785 shares of treasury stock, at cost	—	—	—	—	—	(12,406)	(12,406)
Net loss	—	—	—	(312,321)	—	—	(312,321)
Balance at December 31, 2020	94,652,248	$946	$680,360	$(371,800)	$—	$(415,309)	$(105,803)

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net (loss) income	$(312,321)	$89,476	$44,788
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	150,546	160,557	160,955
Amortization of debt issuance costs and discounts	5,025	3,446	4,461
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	—	8,150
Deferred income tax (benefit) provision	(31,414)	37,998	16,894
Equity-based compensation	7,467	11,106	22,152
Other including loss on impairment or disposal of assets, net	6,046	4,616	19,681
Changes in assets and liabilities:
Accounts receivable	24,761	10,865	(24,347)
Inventories	2,267	721	(4,620)
Prepaid expenses and other current assets	5,210	(27,359)	(2,275)
Accounts payable and accrued expenses	1,640	2,733	13,317
Accrued salaries, wages and benefits	(4,718)	(5,467)	6,051
Deferred revenue	25,065	665	25,611
Other accrued liabilities	(422)	57,684	3,417
Right-of-use assets and operating lease liabilities	561	501	—
Other assets and liabilities	(442)	874	(300)
Net cash (used in) provided by operating activities	(120,729)	348,416	293,935
Cash Flows From Investing Activities:
Capital expenditures	(109,175)	(195,217)	(179,770)
Other investing activities, net	—	24	(259)
Net cash used in investing activities	(109,175)	(195,193)	(180,029)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt, net	713,658	—	543,935
Repayments of long-term debt	(15,505)	(15,506)	(565,592)
Proceeds from draw on revolving credit facility	272,500	294,000	95,000
Repayments of revolving credit facility	(322,500)	(274,000)	(80,000)
Purchase of treasury stock	(12,406)	(150,000)	(98,032)
Payment of tax withholdings on equity-based compensation through shares withheld	(3,915)	(4,841)	(3,977)
Exercise of stock options	2,920	3,795	4,282
Debt issuance costs	(7,530)	—	(8,086)
Other financing activities	(3,018)	(753)	(426)
Net cash provided by (used in) financing activities	624,204	(147,305)	(112,896)
Change in Cash and Cash Equivalents, including Restricted Cash	394,300	5,918	1,010
Cash and Cash Equivalents, including Restricted Cash—Beginning of year	40,925	35,007	33,997
Cash and Cash Equivalents, including Restricted Cash—End of year	$435,225	$40,925	$35,007
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable and accrued expenses	$12,544	$39,538	$30,760
Other financing arrangements	$3,890	$—	$—

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

Historically more than 50% of the Company’s revenues were generated in the State of Florida which exposes the Company to risks affecting the Florida market, such as natural disasters, severe weather or other incidents.  During the year ended December 31, 2020, more than 70% of the Company’s revenues were generated in the State of Florida, due in part to the temporary park closures and limited operations as a result of the COVID-19 pandemic. See Impact of Global COVID-19 Pandemic section which follows for further discussion on factors impacting 2020 revenues.

Impact of Global COVID-19 Pandemic

In response to the COVID-19 pandemic, and in compliance with government restrictions, the Company temporarily closed all of its theme parks effective March 16, 2020. Beginning in June 2020, the Company began the phased reopening of some of its parks with enhanced health, safety and sanitizing measures, capacity limitations, modified/limited operations, reduced hours and/or reduced operating days.  In particular, on June 6, its Aquatica water park in Texas reopened; on June 11, all five of its Florida parks reopened; on June 19, its SeaWorld park in Texas reopened; on July 24, its Sesame Place park in Pennsylvania reopened; on August 5, its Busch Gardens park in Virginia reopened and on August 28, its SeaWorld park in California reopened on a limited basis, following the State of California’s guidance for reopening zoos.  In compliance with revised state governmental restrictions issued late in the fourth quarter in California, the Company once again closed its SeaWorld park in California effective December 7, 2020.  The Company was unable to open its Aquatica water park in California and its Water Country USA water park in Virginia for the 2020 operating season. Additionally, during the third quarter, the State of Virginia had a state mandated capacity restriction of 1,000 guests at a time which significantly restricted attendance for the Company’s Busch Gardens park in that state. On October 29, 2020, the State of Virginia revised its theme park guidance and modified the methodology for calculating capacity at theme parks.  As a result, capacity at this park increased from 1,000 guests to approximately 4,000 guests at a time.

On January 15, 2021, while the Company’s SeaWorld park in California park remained closed, the Company introduced a limited time drive-through only experience for guests at this park. Subsequently, based on updated state government guidance issued in January 2021, the Company has since reopened its SeaWorld park in California on February 6, 2021 on a limited basis, once again following California guidance for reopening zoos. The Company continues to monitor guidance from, and engage with, federal, state and local authorities and may adjust its plans accordingly.

Since the COVID-19 pandemic began, the Company has taken proactive measures for the safety of its guests, employees and animals, to manage costs and expenditures, and to maximize liquidity in response to the temporary park closures and limited reopenings related to the COVID-19 pandemic. Some of these measures included, but are not limited to: (i) increased its revolving credit commitments on March 10th; (ii) issued $227.5 million in first-priority senior secured notes and $500.0 million in second-priority senior secured notes to raise additional capital and further enhance available liquidity; (iii) entered into amendments to its existing senior secured credit facilities to amend  financial covenants; (iv) furloughed approximately 95% of its employees upon closing all of its parks; (v) obtained payroll tax credits and deferred certain social security payroll taxes under the CARES act; (vi) temporarily reduced executive officers’ base salary by 20% through November 2020; (vii) eliminated and/or deferred all non-essential operating expenses at all of its parks and corporate headquarters while the parks were closed and actively managing operating expenses; (viii) eliminated substantially all advertising and marketing spend while the parks were closed and strategically managing marketing spend as parks reopened; (ix) substantially reduced or deferred all capital expenditures starting in March 2020 (other than minimal essential capital expenditures) when the parks were closed and postponed the opening of rides that were still under construction and scheduled to open in 2020; (x) worked with certain of its vendors and other business partners to manage, defer, and/or abate certain costs and payments and; (xi) added additional levels of review and approval for payments and cash disbursements which remains in place. Concurrent with the reopening of some of its parks, the Company began to prudently bring some employees back from furlough. Some of its employees remain on furlough while others have been transitioned from a furloughed status to a permanent layoff. See Note 21–Severance and Other Separation Costs for additional disclosure.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets and liabilities, deferred revenue, equity compensation, the valuation of goodwill and other indefinite-lived intangible assets as well as reviews for potential impairment of long-lived assets. Estimates are based on various factors including current and historical trends, as well as other pertinent company and industry data.  The Company regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.  Actual results could differ from those estimates. Based on the uncertainty relating to the COVID-19 pandemic, including but not limited to the extent, duration and impact of park closures, limited park reopenings, capacity limitations due to social distancing guidelines, public sentiment on social gatherings, travel and attendance patterns, potential supply chain disruptions and additional actions which could be taken by government authorities to manage the pandemic, the Company is not certain of the ultimate impact the COVID-19 pandemic could have on its estimates, business or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $4.9 million and $9.7 million at December 31, 2020 and 2019, respectively. The cash balances in all accounts held at financial institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2020. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

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

	December 31,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$433,909	$39,946
Restricted cash, included in prepaid expenses and other current assets	1,316	979
Total cash, cash equivalents and restricted cash	$435,225	$40,925

Accounts Receivable—Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from customers for the sale of admission products, including amounts due for admissions products purchased on monthly installment arrangements. The Company is not exposed to a significant concentration of credit risk. The Company records an allowance on trade accounts receivable with an offset to the provision for bad debt for estimated credit losses expected based on its history of uncollectable accounts. For all periods presented, the provision for bad debt was immaterial. The Company also records an allowance for estimated credit losses on amounts due from monthly installment arrangements based on historical default rates.  As of December 31, 2020 and 2019, the Company recorded $6.7 million and $12.1 million, respectively, as an allowance on its installment arrangements, which is included in accounts receivable, net, in the accompanying consolidated balance sheets, with a corresponding reduction to deferred revenue.

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

Certain costs related to animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years).  All costs to care for animals are expensed as incurred. Construction in progress assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all active construction projects. Total interest capitalized for the years ended December 31, 2020, 2019 and 2018 was $6.3 million, $4.6 million and $4.2 million, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years.  Total capitalized costs related to computer system development costs, net of accumulated amortization, were $2.4 million and $4.2 million as of December 31, 2020 and 2019, respectively, and are recorded in other assets in the accompanying consolidated balance sheets.  Accumulated amortization was $11.2 million and $9.5 million as of December 31, 2020 and 2019, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2020, 2019 and 2018 was $1.7 million, $2.2 million and $3.7 million, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of comprehensive (loss) income.  Systems reengineering costs do not meet the proper criteria for capitalization and are expensed as incurred.

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

During the year ended December 31, 2020, due to the temporary park closures effective March 16, 2020 and the limited park reopenings resulting from the COVID-19 pandemic discussed previously, the Company identified triggering events and qualitatively evaluated its goodwill and other indefinite-lived intangible assets for further impairment analysis. These qualitative evaluations included certain judgements and assumptions related to the impact of the temporary park closures, the extent and duration of capacity limitations, the expected attendance levels and number of operating days/hours and the significant excess of historical fair values over carrying values and determined that, no further impairment analysis was warranted. As such, the Company did not record an impairment of goodwill and other indefinite-lived intangible assets during the year ended December 31, 2020.

If the Company’s assumptions, including those around the impact of the COVID-19 pandemic and its projections of future cash flows and financial performance, as well as the economic outlook are not achieved, the Company may be required to record impairment charges in future periods, whether in connection with the Company’s next annual impairment testing, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when the Company regularly performs its annual impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Impairment of Long-Lived Assets

All long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the estimated fair value and the carrying amounts of the assets. As discussed above, during the year ended December 31, 2020, due to the impact from the COVID-19 pandemic, the Company identified triggering events and qualitatively evaluated certain long-lived assets, including its right of use assets, for further impairment analysis. Using similar assumptions as discussed above, the Company determined that, based on the significant excess estimated undiscounted cash flows over carrying values, there was no impairment of other long-lived assets.

Fair value is generally determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (generally a theme park).  See further discussion in Note 8–Property and Equipment, Net.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities.  The Company maintains self-insurance reserves for healthcare, auto, general liability and workers’ compensation claims.  Total claims reserves were $31.1 million at December 31, 2020, of which $1.8 million is recorded in accrued salaries, wages and benefits, $7.5 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  Total claims reserves were $31.7 million at December 31, 2019, of which $2.8 million is recorded in accrued salaries, wages and benefits, $7.5 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying consolidated balance sheets. See further discussion in Note 11–Long-Term Debt.

Share Repurchase Program and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock.  Shares repurchased under Board authorizations are held in treasury for general corporate purposes.  The Company accounts for treasury stock on the trade date under the cost method.  Treasury stock at December 31, 2020 and 2019 is recorded as a reduction to stockholders’ (deficit) equity as the Company does not currently intend to retire the treasury stock held.  See further discussion of the Company’s share repurchase program in Note 20–Stockholders’ (Deficit) Equity.

Revenue Recognition

The Company records revenue in accordance with Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, which is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contracts with customers; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies the performance obligations. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Revenue is recorded net of sales-related taxes collected from guests and remitted or payable to government taxing authorities.

Admissions Revenue

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  Admission products with similar characteristics are analyzed using a portfolio approach for each separate park as the Company expects that the effects on the consolidated financial statements of applying ASC 606 to the portfolio does not differ materially from applying the guidance to individual contracts within the portfolio. For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park.  Annual passes, season passes or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates a redemption rate using historical and forecasted growth rates and attendance trends by park for similar products.  Due to the temporary park closures, capacity limitations and product extensions in 2020, the Company evaluated the estimates and assumptions used in its future estimated redemption rates for these products based on forecasted and actual attendance patterns.  Attendance trends factor in seasonality and are adjusted based on actual trends periodically, including to reflect recent trends. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For active pass products purchased under monthly installment arrangements that have extended beyond their initial commitment term and have transitioned to a month to month basis, revenue is recognized monthly as payments are received, with the exception of payments received during the temporary park closures (see further discussion which follows).  For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

As a result of the temporary park closures due to the COVID-19 pandemic, the Company upgraded some of its pass products and extended pass expiration dates for at least the equivalent period the related parks were closed.  As a result, the Company adjusted its estimated redemption and recognition patterns related to its admission products to reflect the fact that there was no attendance during the park closures and accordingly the Company did not recognize revenue from these admission products while the parks were closed.

For passes under installment plans that have transitioned to a month to month basis, payments received during the closure period are recorded as deferred revenue and are recognized as revenue once the respective park reopens, which may not necessarily reflect attendance patterns for these guests.  Accordingly, for these passes, the Company temporarily paused monthly charges when the related parks reopened for the equivalent period the respective parks were closed. The Company has estimated future redemption and recognition patterns for admission pass products, which impacts the timing of when revenue is recognized on these products. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.

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

Additionally, the Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services provided or received, whichever is more readily determinable. For the years ended December 31, 2020, 2019 and 2018, amounts included within admissions revenue with an offset to either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of comprehensive (loss) income related to bartered ticket transactions were $4.7 million, $16.2 million and $16.6 million, respectively.

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

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Other advertising and media costs are expensed as incurred and for the years ended December 31, 2020, 2019 and 2018, totaled approximately $48.1 million, $138.3 million and $127.5 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Equity-Based Compensation

In accordance with ASC 718, Compensation-Stock Compensation, the Company measures the cost of employee services rendered in exchange for equity-based compensation based upon the grant date fair market value.  The cost is recognized over the requisite service period, which is generally the vesting period unless service or performance conditions require otherwise. The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period if the performance condition is probable of being achieved.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, is recorded as a cumulative catch-up at such subsequent date.  The Company recognizes the impact of forfeitures as they occur.  The Company grants time-vesting restricted shares and units, time-vesting deferred stock units, performance-vesting restricted shares and units, and stock options. The Company uses the closing stock price on the date of grant to value its time-vesting and performance-vesting restricted share awards.  The Company uses the Black-Scholes Option Pricing Model to value stock options at the date of grant.

On occasion, the Company may modify the terms or conditions of an equity award for its employees.  If an award is modified, the Company evaluates the type of modification in accordance with ASC 718 to determine the appropriate accounting.  See further discussion in Note 19–Equity-Based Compensation.

Restructuring Costs

The Company accounts for exit or disposal of activities in accordance with ASC 420, Exit or Disposal Cost Obligations if the one-time benefit arrangements are not part of an ongoing benefit arrangement or an individual deferred compensation contract.  Nonretirement post-employment benefits that are part of an ongoing benefit arrangement or an individual deferred compensation contract are accounted for in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits.  The Company defines a business restructuring as an exit or disposal activity that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted.  Business restructuring charges may include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities.

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

See further discussion in Note 21–Severance and Other Separation Costs.

Leases

The Company leases land, warehouse and office space, and equipment, which are classified as either operating or finance leases. Under the provisions of ASC 842, lease liabilities and right of use assets are recognized at the lease commencement date on the basis of the present value of the future lease payments, with the right of use being adjusted by any prepaid or accrued rent, lease incentives, and initial direct costs.  The lease term for each lease includes the noncancelable period plus any periods subject to an option for renewal when it is reasonably certain that the Company will exercise that option. The subsequent measurement of a lease is dependent on whether the lease is classified as an operating or finance lease. Operating leases have a straight-line expense pattern that is recognized as either operating expenses or selling, general, and administrative expenses in the consolidated statements of comprehensive (loss) income. Finance leases have a front-loaded expense recognition pattern that is comprised of amortization expense and interest expense that is included in depreciation and amortization and interest expense in the consolidated statements of comprehensive (loss) income. The Company initially evaluates the classification of its leases as of the lease commencement date and reevaluates the classification of its leases upon the occurrence of certain lease remeasurement events and when there is a lease modification that is not accounted for as a separate contract.

The present value of future lease payments is calculated using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate, which reflects the rate of interest it would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As most of the Company’s leases do not provide an implicit rate, the Company uses incremental borrowing rates based on the information available at the lease commencement date, liability remeasurement date, or lease modification date in determining the present value of the lease payments. In calculating the incremental borrowing rates, the Company considered recent ratings from credit agencies, recent trading prices on the Company’s debt, and current lease demographic information. The Company applies the incremental borrowing rates at a portfolio level based on lease terms.

The Company has elected the short-term lease recognition exemption by which it is not required to recognize on the balance sheet leases with an initial lease term of 12 months or less, with the lease expense for these short-term leases recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed upon adoption of ASC 842, the Company has elected the available practical expedient to not separate the non-lease components from the related lease component, accounting for the combined components as a single lease component. The short-term lease recognition exemption and the practical expedient to not separate the lease and non-lease components was elected for each class of underlying asset as permitted under ASC 842.

Some of the Company’s leases include one or more options to renew, with renewal terms that can extend the lease term from one to ten years or more. The exercise of lease renewal options is at the Company’s sole discretion and the inclusion of the renewal options in the lease term would only occur when the Company concludes it is reasonably certain of exercising the option(s). Certain leases also include options to purchase the leased property.

Certain of the Company’s lease agreements include rental payments based on a percentage of sales over contractual levels and others include rental payments adjusted periodically for inflation. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses in the Company’s consolidated statements of comprehensive (loss) income in the same line item as the expense arising from fixed lease payments. The Company’s lease agreements do not contain any material residual value guarantees, material restrictive covenants or material variable lease costs other than those described in Note 14–Leases related to the Company’s land lease.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company evaluates its tax positions by determining if it is more likely than not a tax position is sustainable upon examination, based upon the technical merits of the position, before any of the benefit is recorded for financial statement purposes. The benefit is measured as the largest dollar amount of the position that is more likely than not to be sustained upon settlement. Previously recorded benefits that no longer meet the more likely than not threshold are charged to earnings in the period that the determination is made. Interest and penalties accrued related to unrecognized tax benefits are charged to the (benefit from) provision for income taxes in the accompanying consolidated statements of comprehensive (loss) income. See further discussion in Note 13–Income Taxes.

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

Recently Implemented Accounting Standards

During the year ended December 31, 2020, the Company adopted the following Accounting Standards Updates (“ASUs”) which had no material impact on its consolidated financial statements or disclosures:

•

FASB Staff Q&A: On April 10, 2020, the FASB staff issued FASB Staff Q&A-Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic which stated that entities may elect to account for lease concessions related to the effects of the COVID-19 pandemic as though the rights and obligations for those concessions existed as of the commencement of the contract rather than as a lease modification. Lessees may make the election for any lessor-provided lease concession related to the impact of the COVID-19 pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company has made such election. The Company has received immaterial rent concessions and has not entered into any lease modifications for the year ended

December 31, 2020. As such, this election did not have a material impact on the Company’s consolidated financial statements nor the related disclosures.
•

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), This ASU requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probability threshold is met. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or disclosures.

Recently Issued Accounting Standards

The Company is currently evaluating the impact of the following recently issued ASUs:

•

ASU 2020-04, Reference Rate Reform (Topic 848), provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (“LIBOR”), with optional expedients related to the application of GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of this ASU are effective upon issuance and can be applied prospectively through December 31, 2022. Companies can apply this ASU immediately, but application is through December 31, 2020. The Company is evaluating the impact of LIBOR on its existing contracts but does not expect that this ASU will have a material impact on its consolidated financial statements or related disclosures.

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

4. REVENUES

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At December 31, 2020 and 2019, $13.4 million and $10.0 million, respectively, is included in other liabilities in the accompanying consolidated balance sheets related to the long-term portion of deferred revenue, which primarily relates to the Company’s international agreement, as discussed in the following section. The Company expects to recognize this revenue over the term of the respective license agreement beginning when substantially all of the services have been performed, which is expected to be upon opening.

The following table reflects the Company’s deferred revenue balance as of December 31, 2020 and 2019:

	2020	2019
	(In thousands)
Deferred revenue, including long-term portion	$144,187	$114,416
Less: Deferred revenue, long-term portion, included in other liabilities	13,428	10,000
Deferred revenue, short-term portion	$130,759	$104,416

The majority of the deferred revenue, short term portion, balance outstanding as of January 1, 2020 was recognized as revenue during the year ended December 31, 2020, with approximately 5% remaining as deferred revenue as of December 31, 2020 due to product extensions. The increase in deferred revenue as of December 31, 2020 compared to December 31, 2019 primarily relates to extensions provided on some of the Company’s admission products due to the COVID-19 temporary park closures.

International Agreements

The Company has received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East (the “Middle East Project”) to provide certain services pertaining to the planning and design of the Middle East Project, with funding received expected to offset internal expenses. The Company expects to receive additional funds from its partner related to agreed upon services and reimbursements of costs incurred by the Company on behalf of the Middle East Project. Approximately $5.9 million and $5.0 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying consolidated balance sheet as of December 31, 2020 and 2019, respectively.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed, which is expected to be upon opening of the park. The Company continually monitors performance on the contract and will make adjustments, if necessary.

Construction for the Middle East Project is on track and scheduled to be completed by the end of 2022. There is no assurance that the Middle East Project will be completed or open to the public.

In March 2017, the Company entered into a Park Exclusivity and Concept Design Agreement and a Center Concept and Preliminary Design Support Agreement (collectively, the “ZHG Agreements”) with an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau. In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed.  For the years ended December 31, 2019 and 2018, the Company recorded revenue related to the ZHG Agreements of approximately $1.7 million and $5.1 million, respectively, which is included in food, merchandise and other revenue in the accompanying consolidated statements of comprehensive (loss) income. There were no amounts recorded as revenue related to the ZHG Agreements in the year ended December 31, 2020 See Note 17–Related-Party Transactions for further details.

5. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share is computed as follows:

	Year Ended December 31,
	2020			2019			2018
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic (loss) earnings per share	$(312,321)	78,194	$(3.99)	$89,476	80,309	$1.11	$44,788	86,170	$0.52
Effect of dilutive incentive-based awards		—			735			740
Diluted (loss) earnings per share	$(312,321)	78,194	$(3.99)	$89,476	81,044	$1.10	$44,788	86,910	$0.52

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

Diluted (loss) earnings per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the year ended December 31, 2020, there were approximately 2,253,000 potentially dilutive shares of common stock excluded from the computation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in the period. During the years ended December 31, 2019 and 2018, there were approximately 305,000 and 1,299,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively.

The Company’s outstanding performance-vesting restricted stock awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.  For the years ended December 31, 2019 and 2018, approximately 247,000 and 364,000 performance-vesting restricted stock awards had met their performance criteria for their respective performance years as of the end of the reporting periods, respectively, and are therefore included in the calculation of diluted earnings per share. See further discussion in Note 19–Equity-Based Compensation.

6. INVENTORIES

Inventories as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(In thousands)
Merchandise	$26,044	$28,515
Food and beverage	4,027	4,430
Other supplies	629	218
Total inventories	$30,700	$33,163

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(In thousands)
Prepaid insurance	$2,757	$2,397
Prepaid marketing and advertising costs	1,175	2,264
Insurance recoveries	—	32,911
Other	8,486	8,740
Total prepaid expenses and other current assets	$12,418	$46,312

As of December 31, 2019, insurance recoveries above related to insurance proceeds expected to be received from the Company’s insurance carriers related to a legal settlement. The Company’s insurance carriers paid the insurance proceeds during the first quarter of 2020. See further details in Note 10–Other Accrued Liabilities and Note 15–Commitments and Contingencies.

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2020 and 2019, consisted of the following:

	2020	2019
	(In thousands)
Land	$286,200	$286,200
Land improvements	405,652	403,409
Buildings	737,231	733,258
Rides, attractions and equipment	1,547,786	1,527,301
Animals	142,307	142,232
Construction in progress	153,529	117,121
Less accumulated depreciation	(1,611,745)	(1,476,059)
Total property and equipment, net	$1,660,960	$1,733,462

Depreciation expense was approximately $148.0 million, $156.2 million, and $155.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020 and 2019, the Company recorded approximately $6.7 million and $2.7 million, respectively, in fixed asset write-offs, which is included in operating expenses in the accompanying consolidated statement of comprehensive (loss) income.  For the year ended December 31, 2018, the Company recorded approximately $10.9 million in fixed asset disposals associated with certain rides and equipment which were removed from service during 2018, which is included in operating expenses in the accompanying consolidated statement of comprehensive (loss) income.

See Note 1–Description of the Business, Impact of Global COVID-19 Pandemic, for further details regarding proactive measures the Company has taken starting in March 2020 relating to its capital expenditures including delaying the opening of certain new rides.

9. GOODWILL AND TRADE NAMES/TRADEMARKS, NET

Goodwill, Net

Goodwill, net, at December 31, 2020 and 2019 relates to the Company’s Discovery Cove reporting unit.  The Company performed an annual qualitative assessment at December 1, 2020 and 2019 and concluded that further evaluation was unnecessary.

Trade Names/Trademarks, Net

At December 1, 2020, the Company performed a quantitative assessment over certain trade names/trademarks with a combined balance of $111.9 million related to its SeaWorld brand. Based on its assessment, the Company determined the estimated fair value exceeded its carrying value and therefore no impairment had occurred. The Company performed a qualitative assessment for its remaining other indefinite-lived intangible assets at December 1, 2020 and all of its other indefinite-lived intangible assets at December 1, 2019 and concluded that further evaluation was unnecessary.

Trade names/trademarks, net, at December 31, 2020 and 2019, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks - finite lives	9.3 years	12,900	12,900	—
Total trade names/trademarks, net		$169,900	$12,900	$157,000

10. OTHER ACCRUED LIABILITIES

Other accrued liabilities as of December 31, 2020 and 2019, consisted of the following:

	2020	2019
	(In thousands)
Accrued interest	$23,422	$573
Accrued taxes	10,518	2,718
Self-insurance reserve	7,540	7,488
Accrued legal settlements	—	65,000
Other	9,470	6,062
Total other accrued liabilities	$50,950	$81,841

As of December 31, 2020, accrued interest above primarily relates to interest associated with the Company’s second-priority senior secured notes issued in August 2020, for which interest is paid bi-annually in February and August and the first-priority senior secured notes issued in April 2020, for which interest is paid bi-annually in November and May. See further discussion in Note 11–Long-Term Debt.

As of December 31, 2019, accrued legal settlements above is related to a previously disclosed legal settlement which was paid, net of insurance proceeds, during the year ended December 31, 2020. As of December 31, 2019, the Company had recorded a receivable of $32.9 million in prepaid expenses and other current assets for insurance proceeds from its insurance carriers related to this case. See further details in Note 7–Prepaid Expenses and Other Current Assets and Note 15–Commitments and Contingencies.

11. LONG-TERM DEBT

Long-term debt, net, as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(In thousands)
Term B-5 Loans (effective interest rate of 3.75% and 4.80% at December 31, 2020 and 2019, respectively)	$1,492,378	$1,507,883
Revolving credit facility (effective interest rate of 4.35% at December 31, 2019)	—	50,000
Second-Priority Senior Notes (interest rate of 9.50%)	500,000	—
Senior Notes (interest rate of 8.75%)	227,500	—
Total long-term debt	2,219,878	1,557,883
Less: discounts and debt issuance costs	(27,236)	(9,759)
Less: current maturities, including revolving credit facility at December 31, 2019	(15,505)	(65,505)
Total long-term debt, net	$2,177,137	$1,482,619

Senior Secured Credit Facilities

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

On October 31, 2018, SEA entered into a refinancing amendment, Amendment No. 9 (the “Amendment No. 9”), to its Amended Credit Agreement. In connection with Amendment No. 9, SEA borrowed $543.9 million of additional term loans (the “Term B-5 Loans”) of which the proceeds, along with cash on hand, were used to redeem all of the then outstanding principal of the Term B-2 loans, and pay other fees, costs and expenses in connection with Amendment No. 9 and related transactions. Additionally, pursuant to Amendment No. 9, SEA terminated the then existing revolving credit commitments and replaced them with a new tranche of revolving credit commitments with an aggregate commitment amount of $210.0 million (the “Revolving Credit Facility”).

As of December 31, 2020, the Senior Secured Credit Facilities consisted of $1.492 billion in Term B-5 Loans which will mature on March 31, 2024 and a $332.5 million revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon as of December 31, 2020.  The Revolving Credit Facility will mature on October 31, 2023. The outstanding balance on the Revolving Credit Facility as of December 31, 2019 was included in current maturities of long-term debt in the accompanying consolidated balance sheets due to the Company’s intent to repay the borrowings within the following twelve month period.

The Term B-5 Loans amortize in equal quarterly installments in aggregate annual amounts equal to 1.015% of the original principal amount of the Term B-5 Loans outstanding on October 31, 2018, with the balance payable on the final maturity date. SEA may voluntarily repay amounts outstanding under the Senior Secured Credit Facilities at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. SEA is also required to prepay the outstanding Term B-5 Loans, subject to certain exceptions, under certain circumstances, as defined in the Senior Secured Credit Facilities. There were no mandatory prepayments made during the years ended December 31, 2020, 2019 and 2018.

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

Revolving Credit Facility

Borrowings of the Revolving Credit Facility under the Amended Credit Agreement bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1⁄2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by JPMorgan Chase Bank, N.A. as its “prime rate”, in each case, plus an applicable margin equal to 1.75%; or (ii) a LIBOR rate based on the British Bankers Association LIBOR Rate (or any successor thereto) for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Revolving Credit Facility be less than 0.0% per annum) plus an applicable margin equal to 2.75%.  The applicable margin for borrowings under the Revolving Credit Facility are subject to one 25 basis point step-down upon achievement by SEA of certain corporate credit ratings, which the Company did not achieve as of December 31, 2020.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.50% per annum. SEA is also required to pay customary letter of credit fees.

As of December 31, 2020, SEA had approximately $21.2 million of outstanding letters of credit, leaving approximately $311.3 million available for borrowing under the Revolving Credit Facility.

First-Priority Senior Secured Notes

On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 (the “Senior Notes”).

The Senior Notes mature on May 1, 2025 and have interest payment dates of May 1 and November 1 with the first interest payment paid on November 2, 2020.  On or after May 1, 2022, SEA may redeem the Senior Notes at its option, in whole at any time or in part from time to time, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if redeemed during the 12-month period commencing on May 1 of the years as follows: (i) in 2022 at 104.375%; (ii) in 2023 at 102.188%; and (iii) in 2024 and thereafter at 100%. SEA may also redeem in the aggregate (at a redemption price expressed as a percentage of principal amount thereof): (i) 100% of the Senior Notes after certain events constituting a change of control at a redemption price of 101%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date and (ii) up to 40% of the original aggregate principal amount of the Senior Notes with amounts equal to the net cash proceeds of certain equity offerings at a redemption price  of 108.375%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The Senior Notes are fully and unconditionally guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and subject to certain exceptions, each of SEA’s subsidiaries that guarantees SEA’s existing senior secured credit facilities.

Second-Priority Senior Secured Notes

On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Notes”).  Net of expenses related to the offering of the Second-Priority Senior Notes and Amendment No. 12, the Company used a portion of the proceeds from the issuance of the Second-Priority Senior Notes to repay the then outstanding borrowings of $311.0 million under the Revolving Credit Facility.

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

Discounts and Debt Issuance Costs

In connection with the issuance of the Senior Notes and Second-Priority Senior Notes, and as a result of Amendment No. 10, Amendment No. 11 and Amendment No. 12, SEA recorded discounts and fees of approximately $21.9 million, of which approximately $13.8 million were paid directly to lenders, during the year ended December 31, 2020. In connection with the issuance of the Term B-5 Loans and as a result of the Amendment No. 9, SEA recorded a discount of $0.7 million during the year ended December 31, 2018. Additionally, SEA wrote-off debt issuance costs of $8.2 million, which is included in loss on early extinguishment of debt and write-off of discounts and debt issuances costs in the accompanying consolidated statement of comprehensive (loss) income during the year ended December 31, 2018.

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

As of December 31, 2020, SEA was in compliance with all covenants contained in the documents governing the Senior Secured Credit Facilities.

Long-term debt at December 31, 2020, is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
2021	$15,505
2022	15,505
2023	15,505
2024	1,445,863
2025	727,500
Total	$2,219,878

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

Cash paid for interest relating to the Senior Secured Credit Facilities, Senior Notes and Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $73.7 million, $80.5 million and $82.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.  See Note 10–Other Accrued Liabilities for accrued interest included in the accompanying consolidated balance sheets as of December 31, 2020 and 2019.

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

In May 2020, the Company’s Interest Rate Swap Agreements expired, as such, the Company did not have any derivative instruments outstanding as of December 31, 2020. As of December 31, 2019, the Company did not have any derivatives outstanding that were not designated in hedge accounting relationships.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps at times as part of its interest rate risk management strategy. During the years ended December 31, 2020, 2019 and 2018, such derivatives were used to hedge a portion of the variable cash flows associated with existing variable-rate debt.

The Interest Rate Swap Agreements were designated as cash flow hedges of interest rate risk. The changes in the fair value of derivatives designated and that qualify as cash flow hedges were recorded in accumulated other comprehensive income (loss) and were subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The Company did not have any derivative financial instruments outstanding as of December 31, 2020. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheet as of December 31, 2019:

	Liability Derivatives
	As of December 31, 2019
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:	(In thousands)
Interest rate swap agreements	Other liabilities	2,156
Total derivatives designated as hedging instruments		$2,156

Derivative instruments are valued according to the methodology outlined in Note 2–Summary of Significant Accounting Policies.  The Company determined that its derivatives fell within Level 2 of the fair value hierarchy as discussed in Note–16 Fair Value Measurements.  The unrealized gain or loss on derivatives was recorded net of tax expense of $0.5 million and  a tax benefit of $1.4 million for the years ended December 31, 2020 and 2019, respectively, and is included in the accompanying consolidated statements of changes in stockholders’ (deficit) equity and the consolidated statements of comprehensive (loss) income.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive (Loss) Income

The table below presents the pre-tax effect of the Company’s derivative financial instruments in the accompanying consolidated statements of comprehensive (loss) income for the years ended December 31, 2020 and 2019:

	2020	2019
	(In thousands)
Derivatives in Cash Flow Hedging Relationships:
(Loss) gain recognized in accumulated other comprehensive loss	$(370)	$(5,247)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	$2,501	$(17)

Changes in Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2020 and 2019:

Accumulated other comprehensive income (loss) (In thousands):		(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive income at December 31, 2018		2,284
Other comprehensive loss before reclassifications	(3,831)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	(12)
Change in other comprehensive income (loss), net of tax		(3,843)
Accumulated other comprehensive loss at December 31, 2019		(1,559)
Other comprehensive loss before reclassifications	(271)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,830
Change in other comprehensive income (loss), net of tax		1,559
Accumulated other comprehensive income (loss) at December 31, 2020		$—

13. INCOME TAXES

For the years ended December 31, 2020, 2019 and 2018, the (benefit from) provision for income taxes is comprised of the following:

	2020	2019	2018
Current income tax provision	(In thousands)
Federal	$(136)	$(77)	$(99)
State	1,020	1,580	1,113
Foreign	5	27	7
Total current income tax provision	889	1,530	1,021
Deferred income tax (benefit) provision:
Federal	(19,718)	21,825	13,019
State	(11,696)	16,173	3,875
Total deferred income tax (benefit) provision	(31,414)	37,998	16,894
Total income tax (benefit) provision	$(30,525)	$39,528	$17,915

The deferred income tax (benefit) provision represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes totaled $0.5 million, $1.4 million and $0.8 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

The components of deferred income tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred income tax assets:	(In thousands)
Acquisition and debt related costs	$4,128	$5,550
Net operating losses	272,943	180,693
Goodwill impairment	53,887	54,271
Self-insurance	7,410	7,308
Deferred revenue	5,707	2,546
Cash flow hedge	—	571
Restricted stock	2,826	4,411
Tax credits	10,577	10,230
Legal settlements	645	8,590
Lease obligations	29,943	32,078
Interest limitation	463	—
Other	6,061	5,200
Total deferred income tax assets	394,590	311,448
Valuation allowance	(65,617)	(5,216)
Net deferred tax assets	328,973	306,232
Deferred income tax liabilities:
Property and equipment	(211,729)	(225,827)
Amortization - Goodwill	(51,435)	(46,688)
Amortization - Other intangibles	(26,080)	(22,979)
Right of use assets	(29,631)	(31,940)
Other	(3,023)	(2,558)
Total deferred income tax liabilities	(321,898)	(329,992)
Net deferred income tax assets (liabilities)	$7,075	$(23,760)

The Company files federal, state and provincial income tax returns in various jurisdictions with varying statute of limitation expiration dates.  Under the tax statute of limitations applicable to the Internal Revenue Code of 1986, as amended (the “Code”), the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2016.  However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2009 and subsequent years, these attributes can still be audited when utilized on returns filed in the future.  The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision in the applicable period.

The Company has federal tax net operating loss carryforwards of approximately $1.0 billion as of December 31, 2020 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $1.2 billion as of December 31, 2020. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2029, for both federal and state tax purposes.

Realization of the deferred income tax assets, primarily arising from these net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.

The Company believes it is more likely than not that some of its deferred tax assets will not be realized. Therefore, the Company has recorded a valuation allowance of approximately $39.5 million for federal net operating loss carryforwards, approximately $7.1 million for federal tax credits and approximately $4.0 million for federal and state charitable contributions as of December 31, 2020. Separately, the Company has recorded a valuation allowance of approximately $15.0 million and $5.2 million, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards as of December 31, 2020 and 2019, respectively. The Company’s valuation allowances, in part, rely on estimates and assumptions related to future financial performance.  Given the macroeconomic environment related to the COVID-19 pandemic and the uncertainties regarding the related impact on financial performance, the Company’s valuation allowances may need to be adjusted in the future.

The reconciliation between the statutory income tax rate and the Company’s effective income tax provision (benefit) rate for the years ended December 31, 2020, 2019 and 2018, is as follows:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	(In thousands)
Income tax at federal statutory rates	$(71,998)	21.00%	$27,091	21.00%	$13,167	21.00%
State taxes, net of federal benefit	(15,816)	4.61	7,645	5.93	4,640	7.40
Equity-based compensation	(485)	0.14	(1,776)	(1.38)	668	1.07
Tax credits	(304)	0.09	(795)	(0.62)	(1,221)	(1.95)
Impact of state rate changes	(3,906)	1.14	3,770	2.92	(379)	(0.60)
Nondeductible settlement	—	—	—	—	840	1.34
Valuation allowance - state	10,450	(3.05)	2,455	1.90	—	—
Valuation allowance - federal	49,951	(14.57)	—	—	—	—
Other	1,583	(0.46)	1,138	0.89	200	0.31
Income tax (benefit) provision	$(30,525)	8.90%	$39,528	30.64%	$17,915	28.57%

14. LEASES

The Company leases land, warehouse and office space, and equipment, which are classified as either operating or finance leases. The Company’s most significant lease is a long-term land lease with the City of San Diego covering approximately 190 acres, including approximately 17 acres of water in Mission Bay Park, California (the “Premises”). While there are no financial restrictions or covenants imposed by the Premises lease, there are certain operational restrictions in that the Premises must be used as a marine park facility and the Company may not operate another marine park facility within 560 miles of the City of San Diego.

The lease term for the Premises ends in June 2048 and the annual rent under the lease is variable and calculated on the basis of a specified percentage of the Company’s gross income from the Premises, (the “Percentage Rent”), or the minimum yearly rent (the “Minimum Rent”), whichever is greater.

The required annual rent payments for the Premises is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years, with the annual minimum rent calculated as $10.4 million through each of the years ended December 31, 2020 and 2019.

The annual rent payments may vary from the base rent due to a shift of seasonal performance results. Rent payments related to the Premises for the years ended December 31, 2020, 2019 and 2018 were approximately $0.5 million, $10.5 million and $11.2 million, respectively. The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego.  As a result, the Company deferred $1.6 million of the Percentage Rent related to the year ended December 31, 2020, and an additional $8.3 million related to the Minimum Rent for the year ended December 31, 2020.  As such, approximately $9.9 million is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2020 related to this lease. Operating lease liabilities and long-term operating lease liabilities on the accompanying consolidated balance sheet as of December 31, 2020 and the lease maturities as of December 31, 2020 are not adjusted for these deferred payments. Subsequent to December 31, 2020, the Company remitted the amounts owed for Percentage Rent of approximately $1.6 million.

The tables below present the lease balances and their classification in the accompanying consolidated balance sheets as of December 31, 2020 and 2019:
		December 31,	December 31,
	Classification	2020	2019
Assets:		(In thousands)
Operating leases	Right of use assets - operating	$136,572	$141,438
Finance leases	Other assets, net	3,580	3,487
Total lease assets		$140,152	$144,925
Liabilities:
Current
Operating leases	Operating lease liabilities	$3,757	$3,896
Finance leases	Other accrued liabilities	820	707
Noncurrent
Operating leases	Long-term operating lease liabilities	120,144	124,339
Finance leases	Other liabilities	2,899	2,851
Total lease liabilities		$127,620	$131,793

The table below presents the lease costs and their classification in the accompanying consolidated statements of comprehensive (loss) income for the years ended December 31, 2020 and 2019:

	Classification	2020	2019
		(In thousands)
Operating lease cost	Operating expenses	$13,966	$14,528
Operating lease cost	Selling, general and administrative expenses	425	445
Finance lease cost
Amortization of leased assets	Depreciation and amortization	844	742
Interest on lease liabilities	Interest expense	176	146
Net lease cost		$15,411	$15,861

In addition to the operating lease costs above, short-term rent expense for the years ended December 31, 2020 and 2019 were approximately $2.1 million and $4.2 million, respectively, and variable rent expense for the years ended December 31, 2020 and 2019 were $4.9 million and $5.3 million, respectively. The short-term and variable rent expense amounts are included in operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

The table below presents the Company’s lease maturities as of December 31, 2020:

	Operating leases
Years Ending December 31,	Land lease	Other operating leases	Total operating leases	Finance leases
	(In thousands)
2021	$10,401	$3,154	$13,555	$939
2022	10,401	2,117	12,518	543
2023	10,401	1,704	12,105	226
2024	10,401	1,559	11,960	206
2025	10,401	1,311	11,712	201
Thereafter	234,031	1,617	235,648	2,392
Total lease payments	286,036	11,462	297,498	4,507
Less: Imputed interest	(171,894)	(1,703)	(173,597)	(788)
Lease liabilities	$114,142	$9,759	$123,901	$3,719

The table below presents the weighted average remaining lease terms and applicable discount rates as of December 31, 2020 and 2019:

	2020	2019
Weighted average remaining lease term (years):
Operating leases	25.75	26.19
Finance leases	12.87	14.64
Weighted average discount rate:
Operating leases	8.14%	8.12%
Finance leases	3.76%	3.56%

The table below presents the cash flows and supplemental information associated with the Company’s leasing activities for the years ended December 31, 2020 and 2019:

	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,938	$14,513
Operating cash flows from finance leases	$176	$146
Financing cash flows from finance leases	$806	$692
Right of use assets obtained in exchange for lease liabilities:
Finance leases	$938	$1,285
Operating leases	$-	$133,297

15. COMMITMENTS AND CONTINGENCIES

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. At December 31, 2020, excluding certain amounts related to the License Agreement with Sesame Workshop as described below, additional capital payments of approximately $72.0 million are necessary to complete these projects. The majority of these projects are expected to be completed in 2021 or 2022.

License Agreements

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second stand-alone park (“Standalone Park”) no later than mid-2021 and minimum annual capital and marketing thresholds.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), the Company will have the option to build additional Standalone Parks in the defined territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of December 31, 2020, the Company estimates the combined remaining obligations for the License Agreement commitments could be up to approximately $45.0 million over the remaining term of the agreement.  In October 2019, the Company announced that it will convert Aquatica San Diego into its second Sesame Place Standalone Park in the spring of 2021. While construction began in the fall of 2019, it was temporarily paused due to the COVID-19 pandemic. The Company currently expects to open this park in 2022. As a result, depending on governmental restrictions in the state of California, the Company expects to reopen its Aquatica San Diego park in 2021 for its operating season.

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

Legal Proceedings

Securities Class Action Lawsuits

The Company received final court approval of settlement of a purported stockholder class action lawsuit consisting of purchasers of the Company’s common stock during the periods between April 18, 2013 and August 13, 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (KSC).  The settlement required the Company to pay $65.0 million for claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the costs of administration and legal fees and expenses. The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant. During the year ended December 31, 2019, the Company recorded $32.1 million of legal settlement charges, net of insurance recoveries, related to this case. The full settlement amount was funded during the year ended December 31, 2020.

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, Case No. 3:18-cv-01276-L-BLM, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers.  The plaintiffs, which are investment funds managed by a common adviser allege, among other things, that the Defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business.  The complaint further alleges that such statements were made to induce Plaintiffs to purchase common stock of the Company at artificially-inflated prices and that Plaintiffs suffered investment losses as a result.  The Plaintiffs have indicated to the Company they believe the damages are in the range of $30 million to $35 million before considering interest.  On October 19, 2018, Defendants moved for partial dismissal of the complaint.  On February 7, 2019, the Court granted Defendants’ motion and dismissed Plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements.  On May 1, 2019, Defendants filed their answer to Plaintiffs’ complaint.  The parties are in the process of completing discovery and will then have the opportunity to file any summary judgment motions per a scheduling order the Court issued which contemplates briefing into the summer and the fall. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously. While there can be no assurance regarding the ultimate outcome of this lawsuit, the Company believes that any potential loss would not be material.

Shareholder Derivative Lawsuit

The Company received final court approval of a settlement of a putative derivative lawsuit captioned Kistenmacher v. Atchison, et al., Civil Action No. 10437 that was filed in the Court of Chancery of the State of Delaware against, among others, the then Chairman of the Company’s Board, certain of the Company’s executive officers, directors and shareholders, and Blackstone.  The Company was a “Nominal Defendant” in the lawsuit.  Pursuant to the settlement, the Company received $12.5 million of insurance proceeds from its insurers and adopted certain corporate governance modifications.   During the year ended December 31, 2020, the Company recorded a legal settlement gain of $12.5 million related to insurance proceeds received in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Consumer Lawsuit

On April 13, 2015, a purported class action was filed in the Superior Court of the State of California for the City and County of San Francisco against SeaWorld Parks & Entertainment, Inc., captioned Marc Anderson, et. al., v. SeaWorld Parks & Entertainment, Inc. Civil Case No. 15-cv-02172-JSW.  The putative class consisted of all consumers within California who, within the past four years, purchased tickets to SeaWorld San Diego.  The complaint (as amended) alleged causes of action under the California False Advertising Law, California Unfair Competition Law and California CLRA.  The complaint sought restitution, equitable relief, attorneys’ fees and costs. The case was dismissed and refiled in the United States District Court for the Northern District of California.

The plaintiffs did not file a motion for class certification.  The case was prosecuted by certain plaintiffs for individual restitution in a nominal amount and injunctive relief.

The Court bifurcated the trial of the case into two phases: the plaintiffs’ standing to sue and the merits of their claims.  Before the first phase of the trial, plaintiff Anderson dismissed all claims against the Company.  The standing trial with regard to the remaining plaintiffs took place in March of 2020. On October 13, 2020, the Court ruled that the remaining plaintiffs have no standing to sue and judgment was entered in favor of the Company.  Plaintiffs have elected not to appeal this decision and the time to do so has passed.

Other lawsuits

On or about October 9, 2018, the Company received a demand letter from attorneys representing 19 former employees who claim that the terms of their respective separation agreements entitle them to certain favorable modifications made to certain performance-vesting restricted shares issued under the Company’s 2013 Omnibus Incentive Plan (the “Plan”).

The parties attended non-binding mediation on October 27, 2020. The claims were not resolved. On November 9, 2020, the Company filed in the Court of Chancery of the State of Delaware an action for declaratory judgment seeking a declaration that the threatened claims of the former employees are time-barred and without merit.  In response, the defendant former employees filed a motion to dismiss or in the alternative to stay and compel arbitration. The parties are currently discussing participation in an arbitration.  In terms of potential exposure, the value of the total shares at issue for these 19 former employees depends largely upon the Company’s current share price, which fluctuates daily. Approximately 300,000 shares are at issue. The Company believes that the former employees’ claims are without merit and intends to defend vigorously its positions. While there can be no assurance regarding the ultimate outcome of this matter, the Company believes that any potential loss would not be material.

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

In September 2018, the Company reached a settlement with the SEC relating to a previously disclosed SEC investigation. In connection with the settlement, without admitting or denying the substantive allegations in the SEC’s complaint, the Company agreed to the entry of a final judgment ordering the Company to pay a civil penalty of $4.0 million and enjoining the Company from violation of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder. The settlement is recorded in selling, general and administrative expenses for the year ended December 31, 2018 in the Company’s consolidated statements of comprehensive (loss) income.

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

16. FAIR VALUE MEASUREMENTS

The Company has determined that of its long-term obligations, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of December 31, 2020 and 2019, and the Senior Notes and Second-Priority Senior Notes are classified in Level 1 of the fair value hierarchy as of December 31, 2020. The fair value of the Term B-5 Loans approximate their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes and Second-Priority Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 11–Long-Term Debt.

The Company has determined that the majority of the inputs used to value its derivative financial instruments using the income approach fall within Level 2 of the fair value hierarchy. The Company uses readily available market data to value its derivatives, such as interest rate curves and discount factors. ASC 820, Fair Value Measurement also requires consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input. Based on the magnitude of the CVA, it was not considered a significant input and the derivatives were classified as Level 2 as of December 31, 2019. The Company did not have any derivative financial instruments outstanding as of December 31, 2020. See Note 12–Derivative Instruments and Hedging Activities.

The Company did not have any assets measured on a recurring basis at fair value at December 31, 2020. The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis at fair or carrying value as of December 31, 2020:

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Liabilities:	(In thousands)
Long-term obligations (a)	$787,975	$1,492,378	$—	$2,280,353

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $15.5 million and long-term debt of $2.177 billion as of December 31, 2020.

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

17.  RELATED-PARTY TRANSACTIONS

ZHG Transaction

As previously disclosed, Sun Wise (UK) Co., LTD., an affiliate to the ZHG Group (“Sun Wise”), previously held beneficial ownership of 19,452,063 shares (the “Pledged Shares”) of the Company’s common stock, which Sun Wise pledged in connection with certain loan obligations of Sun Wise.  Sun Wise subsequently defaulted on such loan obligations and, as a result, certain of its lenders (together, the “Lenders”) foreclosed on the Pledged Shares.  The Pledged Shares were transferred to a security agent for the Lenders (the “Security Agent”), on May 3, 2019.

On May 27, 2019, the Security Agent entered into a share repurchase agreement with the Company pursuant to which the Security Agent agreed to sell and the Company agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent at a price per share equal to $26.71 (the “SEAS Repurchase”) for a total cost of approximately $150.0 million. The SEAS Repurchase closed on May 30, 2019.

Also on May 27, 2019, the Security Agent also entered into a stock purchase agreement with Hill Path Capital LP (“Hill Path”) and certain of its affiliates pursuant to which the Security Agent agreed to sell and certain affiliates of Hill Path agreed to purchase, in the aggregate, 13,214,000 of the Pledged Shares held by the Security Agent at a price per share equal to $26.71 (the “HP Purchase”). The purchase closed on May 30, 2019, at which time, Hill Path’s ownership percentage increased to 34.6%.  See Note 20–Stockholders’ (Deficit) Equity for further details.

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

18. RETIREMENT PLAN

The Company sponsors a defined contribution plan, under Section 401(k) of the Internal Revenue Code. During 2019 and 2018, the plan was a qualified automatic contributions arrangement, which automatically enrolled employees, once eligible, unless they opted out. Effective January 1, 2020, the plan removed the automatic contributions arrangement. Through December 31, 2019, the Company made matching cash contributions subject to certain restrictions, structured as a 100% match on the first 1% contributed by the employee and a 50% match on the next 5% contributed by the employee. Effective January 1, 2020, the plan amended the matching cash contributions structure going forward to be a 50% match on the first 4% of eligible pay contributed by the employee. In April 2020, the Company matching contribution was temporarily suspended in response to the COVID-19 pandemic. Employer matching contributions for the years ended December 31, 2020, 2019 and 2018, totaled $1.3 million, $7.5 million and $7.6 million, respectively, and is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of comprehensive (loss) income.

19. EQUITY-BASED COMPENSATION

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Equity compensation expense included in operating expenses	$522	$4,076	$7,387
Equity compensation expense included in selling, general and administrative expenses	6,945	7,030	14,765
Total equity compensation expense	$7,467	$11,106	$22,152

Equity compensation expense for the year ended December 31, 2020, includes the reversal of expense related to certain performance vesting restricted units which were no longer considered probable of vesting and also includes the reversal of expense related to outstanding unvested equity awards previously held by the Company’s former chief executive officer which were forfeited in connection with his departure. See Previous Long-term Incentive Awards section which follows for further details.

Equity compensation expense for the year ended December 31, 2018, includes approximately $5.5 million related to equity awards which were accelerated to vest in connection with the departure of certain executives as required by their respective employment agreements (see Note 21–Severance and Other Separation Costs for further details). Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of December 31, 2020 was approximately $16.3 million, which is expected to be recognized over a weighted-average period of 1.1 years.

The total fair value of shares which vested during the years ended December 31, 2020, 2019 and 2018 was approximately $12.7 million, $9.7 million and $12.1 million, respectively. The weighted average grant date fair value per share of time-vesting and performance-vesting restricted awards granted during the years ended December 31, 2020, 2019 and 2018 were $15.85, $26.55 and $15.40 per share, respectively.

The activity related to the Company’s time-vesting and performance-vesting restricted awards during the year ended December 31, 2020 was as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award
Outstanding at December 31, 2019	725,911	$21.08	333,673	$26.10	1,855,828	$22.34
Granted	1,476,758	$12.99	—	$—	246,374	$33.23
Vested	(432,497)	$20.18	(97,616)	$26.11	(79,173)	$17.55
Forfeited	(77,593)	$22.71	(212,759)	$26.09	(555,393)	$25.11
Outstanding at December 31, 2020	1,692,579	$14.18	23,298	$26.16	1,467,636	$23.38

The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was approximately $1.3 million, $2.4 million and $1.7 million, respectively.  The activity related to the Company’s stock option awards during the year ended December 31, 2020 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	914,022	$22.43
Granted	128,434	$20.79
Forfeited	(184,059)	$28.38
Expired	(20,785)	$19.11
Exercised	(157,624)	$18.53
Outstanding at December 31, 2020	679,988	$21.51	6.89	$6,860
Exercisable at December 31, 2020	392,671	$19.82	5.53	$4,622

The weighted average grant date fair value of stock options granted during the year ended December 31, 2020 was $9.69. Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the year ended December 31, 2020 were:

Risk-free interest rate	0.61%
Expected volatility	51.37%
Expected dividend yield	0.00%
Expected life (years) (a)	5.90
(a)

The expected life was estimated using the simplified method, as the Company does not have sufficient historical exercise data due to the limited period of time its common stock has been publicly traded.

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Company’s Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7,680,000 are available for future issuance as of December 31, 2020.

Bonus Performance Restricted Awards

Due to the impact of the COVID-19 pandemic and related temporary park closures, the Company did not adopt an annual bonus plan for the year ended December 31, 2020.

The Company had an annual bonus plan for the year ended December 31, 2019 (the “Fiscal 2019”), under which certain employees were eligible to vest in performance-vesting restricted units based upon the Company’s achievement of specified performance goals with respect to Fiscal 2019. Based on the Company’s actual Fiscal 2019 results, a portion of these units vested in the year ended December 31, 2020 and the remainder forfeited in accordance with their terms.

Separately, on October 3, 2019, in connection with its regular review of compensation matters, the Compensation Committee of the Board, approved certain equity awards designed to recognize employees for their contribution and continued expected contribution to the Company and its goals. A portion of these awards were in the form of performance-vesting restricted units which were eligible to vest based on achievement of specific performance goals with respect to Fiscal 2019.  Based on the Company’s actual Fiscal 2019 results, a portion of these units vested in the first quarter of 2020, another portion will vest in the first quarter of 2021 based on the employee’s continued employment on such vesting date and the remainder forfeited in accordance with their terms.

2020 Long-Term Incentive Awards

During the year ended December 31, 2020, the Company granted long-term incentive plan awards to certain employees.  These grants were comprised of nonqualified stock options (the “Long-Term Incentive Options”) and performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”).

The nonqualified stock options generally vest ratably over two or three years, subject to continued employment through the applicable vesting date. Equity compensation expense for these options is recognized for each tranche over the vesting period using the straight-line method. Upon stock option exercises, authorized but unissued shares are issued by the Company.

The performance-vesting restricted units granted in 2020 contain a performance period through calendar year 2022 (or, the end of the 2023 calendar year, as applicable), and are otherwise consistent with the terms of the modified 2019 LTIP Performance Awards as discussed further below. Equity compensation expense has not yet been recorded related to these awards.

Other Long-Term Incentive Awards

During the year ended December 31, 2020, the Company also granted time-vesting restricted units to certain employees which generally vest over three years, with one-third vesting on each anniversary of the date of grant, subject to continued employment through the applicable vesting date.

Separately, during the year ended December 31, 2020, in connection with a review of compensation matters, the Compensation Committee of the Board of Directors approved grants of approximately 1.2  million restricted stock units designed to recognize certain employees for their contributions and continued expected contributions to the Company and its long term goals during the COVID-19 pandemic. The restricted stock units will vest 50% on each of the first two anniversaries of the grant date, subject to the recipient’s continued employment on each such vesting date.

Previous Long-Term Incentive Awards

The Company also has outstanding time-vesting restricted awards (the “Long-Term Incentive Time Restricted Awards”), performance-vesting restricted awards (the “Long-Term Incentive Performance Restricted Awards”) and nonqualified stock options granted under previous long-term incentive plan grants.

During the year ended December 31, 2020, a portion of the previously granted Long-Term Incentive Performance Restricted Awards related to completed performance periods vested, with the remainder forfeiting in accordance with their terms.  The remaining outstanding Long-Term Incentive Performance Restricted Awards related to future performance periods are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.  Based on the Company’s actual results for 2020, the previously granted Long-Term Incentive Performance Restricted Awards related to the performance period which ended on December 31, 2020 are expected to forfeit in the first quarter of 2021.

The Company previously granted long-term incentive performance restricted units in 2019 (the “2019 LTIP Performance Awards”) which contained a three-year performance period consisting of the 2019-2021 calendar years (or, extended through the end of the 2022 calendar year, as applicable) and were eligible to vest based upon the Company’s achievement of specific performance goals for the performance period, as defined. The total number of 2019 LTIP Performance Awards eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above performance). Upon achievement of the performance goals, only 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year performance test period. The goal achieved must be met again or exceeded the next fiscal year before the remaining units are earned.

In November 2019, certain performance-vesting restricted stock units were granted to the Company’s previous Chief Executive Officer (the “CEO Performance Awards”).  The CEO Performance Awards had a three-year performance period consisting of the 2020-2022 calendar years (or, extended through the end of the 2023 calendar year, as applicable) which were eligible to vest based upon the Company’s achievement of specific performance goals for the performance period, as defined by the CEO Performance Awards.  The performance period and the performance goals for the CEO Performance Awards differed from those of the 2019 LTIP Performance Awards, as such, on February 25, 2020, the Board approved a modification (the “Modification”) to the 2019 LTIP Performance Awards in order to better align its terms with those of the CEO Performance Awards.  The Compensation Committee of the Board determined that it was preferable to align the 2019 LTIP Performance Awards with the CEO Performance Awards to put everyone on the same performance cycle with the same performance goals. Pursuant to the Modification, the threshold and target performance goals were revised to align with the CEO Performance Awards threshold and target performance goals and the performance period was extended through calendar year 2022 (or, the end of the 2023 calendar year, as applicable) consistent with the CEO Performance Awards. Equity compensation expense has not yet been recorded related to these awards as the performance goals are not yet considered probable of achievement. The Company will use the respective modification date fair value to record equity compensation expense related to the Modification awards when and if they become probable of vesting in a future period, in accordance with the guidance in ASC 718, Compensation-Stock Compensation.

Other

During the year ended December 31, 2020, the Company granted equity awards to its non-employee members of its Board which will vest on the day before the Company’s next annual meeting. Each eligible Board member elected the form of their equity award as either deferred stock units (“DSUs”) or restricted stock units (“RSUs”). Each DSU granted in 2020 represents the right to receive one share of the Company’s common stock three months after the respective director leaves the Board.  Upon vesting, each RSU will be converted into one share of the Company’s common stock.

Additionally, during the year ended December 31, 2020, the Company granted equity awards in the form of RSUs which vested immediately to each eligible Board member in lieu of quarterly cash payments related to the director’s annual retainers.

20.  STOCKHOLDERS’ (DEFICIT) EQUITY

As of December 31, 2020, 94,652,248 shares of common stock were issued in the accompanying consolidated balance sheet, which includes 16,260,248 shares of treasury stock held by the Company (see Share Repurchase Program discussion below), but excludes 101,135 unvested shares of common stock and 3,082,378 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 19–Equity-Based Compensation).

Share Repurchase Program

The Board had previously authorized the repurchase of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act.

During the year ended December 31, 2020, prior to the COVID-19 temporary park closures, the Company completed a share repurchase of 469,785 shares for an aggregate total of approximately $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of December 31, 2020. In connection with Amendment No. 12 to the Company’s Amended Credit Agreement, the Company is restricted from paying any dividends or making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met (see Note 11–Long-Term Debt).

During the year ended December 31, 2019, the Company completed a share repurchase of 5,615,874 shares (see discussion relating to the SEAS Repurchase in Note 17–Related Party Transactions for further details). On August 2, 2019, the Company’s Board approved a replenishment to the Share Repurchase Program of $150.0 million, bringing the total amount authorized for future share repurchases back up to $250.0 million at that time. During the year ended December 31, 2018, the Company repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million.

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

All shares repurchased pursuant to the Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $415.3 million and $402.9 million as of December 31, 2020 and 2019, respectively, and are reflected as a reduction to stockholders’ (deficit) equity in the accompanying consolidated statements of changes in stockholders’ (deficit) equity.

21. SEVERANCE AND OTHER SEPARATION COSTS

In September 2020, the Company committed to a plan of termination (the “2020 Restructuring Program”) primarily impacting some of the Company’s previously furloughed salaried, full-time and part-time employees. Substantially all of the impacted employees were furloughed as part of the Company’s efforts to reduce operating expenses and adjust cash flows in light of business circumstances associated with the COVID-19 pandemic. Due to the sudden and unforeseeable economic impacts of the pandemic on the Company’s business operations, that were not reasonably foreseeable at the time of the temporary furloughs, the Company transitioned certain park and corporate personnel from a furloughed status to a permanent layoff. As a result, during the year ended December 31, 2020, the Company recorded approximately $2.7 million in pre-tax restructuring charges primarily related to severance and other termination benefits related to the 2020 Restructuring Program, which is included in severance and other separation costs in the accompanying consolidated statements of comprehensive (loss) income. Currently, some of the Company’s employees at certain parks remain on furlough.  The Company continues to monitor the impact of the COVID-19 pandemic and may adjust its plans accordingly.  As of December 31, 2020, the remaining liability, which primarily relates to severance and other separation costs incurred as part of the 2020 Restructuring Program to be paid as contractually obligated by December 31, 2021, is included in accrued salaries, wages and benefits in the accompanying consolidated balance sheets.

The Company is committed to continuous improvement and regularly evaluates operations to ensure it is properly organized for performance and efficiency.  As a result, during the year ended December 31, 2019, the Company recorded approximately $4.2 million in pre-tax charges primarily consisting of severance and other termination benefits, which is included in severance and other separation costs in the accompanying consolidated statements of comprehensive (loss) income.

In August 2018, the Company announced a restructuring program (the “2018 Restructuring Program”) focused on reducing costs, improving operating margins and streamlining its management structure to create efficiencies and better align with its strategic business objectives.  The 2018 Restructuring Program involved the elimination of approximately 125 positions during the third quarter of 2018 across the Company’s theme parks and its corporate headquarters. As a result, during the year ended December 31, 2018, the Company recorded approximately $5.5 million in pre-tax restructuring charges primarily related to severance and other termination benefits, which is included in severance and other separation costs in the accompanying consolidated statements of comprehensive (loss) income. The Company will not incur any additional costs associated with the 2018 Restructuring Program as all continuing service obligations were completed as of December 31, 2018.

  The 2020 and 2018 Restructuring Program activity for the years ended December 31, 2020 and 2019 was as follows:

	2020 Restructuring Program	2018 Restructuring Program
	(In thousands)
Liability as of December 31, 2018	$—	$537
Costs incurred	—	—
Payments made	—	(537)
Liability as of December 31, 2019	$—	$—
Costs incurred	2,658	—
Payments made	(2,513)	—
Liability as of December 31, 2020	$145	$—

Other Separation Costs

Severance and other separation costs for the year ended December 31, 2018 also includes severance and other employment expenses for other positions not part of a larger restructuring program and includes certain executives who stepped down from their respective positions during 2018.  In particular, on February 27, 2018, the Company announced that its President and Chief Executive Officer (the “Former CEO”) had stepped down from his position and resigned as a member of the Board. In connection with his departure, the Former CEO received a lump sum cash payment of approximately $6.7 million in severance-related benefits, in accordance with his employment agreement.  Certain other executives who separated from the Company during the first half of 2018 also received severance-related benefits of approximately $3.8 million in accordance with the terms of their respective employment agreements or relevant company plan, as applicable.  These severance expenses are included in severance and other separation costs in the accompanying consolidated statements of comprehensive (loss) income for the year ended December 31, 2018.

Additionally, during the year ended December 31, 2018, certain equity awards were accelerated to vest in connection with the departure of specific executives as required by their respective employment agreements. As a result, the Company recorded incremental non-cash equity compensation expense related to these awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.  See Note 19–Equity-Based Compensation for further details.

Schedule I-Registrant’s Condensed Financial Statements

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2020	2019
Assets
Current Assets:
Cash	$455	$169
Total current assets	455	169
Investment in wholly-owned subsidiary	—	210,892
Total assets	$455	$211,061
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Loss in excess of investment in wholly-owned subsidiary	$105,803	$—
Other accrued liabilities	455	169
Total current liabilities	106,258	169
Total liabilities	106,258	169
Commitments and contingencies
Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 94,652,248 and 94,044,203 shares issued at December 31, 2020 and 2019, respectively	946	940
Additional paid-in capital	680,360	673,893
Accumulated other comprehensive loss	—	(1,559)
Accumulated deficit	(371,800)	(59,479)
Treasury stock, at cost (16,260,248 and 15,790,463 shares at December 31, 2020 and 2019, respectively)	(415,309)	(402,903)
Total stockholders’ (deficit) equity	(105,803)	210,892
Total Liabilities and Stockholders’ (Deficit) Equity	$455	$211,061

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
Equity in net (loss) income of subsidiary	$(312,321)	$89,476	$44,788
Net (loss) income	$(312,321)	$89,476	$44,788
Equity in other comprehensive income (loss) of subsidiary	1,559	(3,843)	8,454
Comprehensive (loss) income	$(310,762)	$85,633	$53,242

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net (loss) income	$(312,321)	$89,476	$44,788
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in net loss (income) of subsidiary	312,321	(89,476)	(44,788)
Net cash provided by (used in) operating activities	—	—	—
Cash Flows From Investing Activities:
Dividends (forfeited) received from subsidiary- return of capital, net of forfeitures	(1)	(5)	(61)
Capital contributed to subsidiary from exercises of stock options	(2,621)	(3,696)	(4,230)
Net cash used in investing activities	(2,622)	(3,701)	(4,291)
Cash Flows From Financing Activities:
Exercise of stock options	2,920	3,795	4,282
Dividends paid to common stockholders	(12)	(61)	(325)
Net cash provided by financing activities	2,908	3,734	3,957
Change in Cash and Cash Equivalents	286	33	(334)
Cash and Cash Equivalents - Beginning of year	169	136	470
Cash and Cash Equivalents - End of year	$455	$169	$136

Supplemental Disclosures of Noncash Financing Activities
Dividends from subsidiary- return of capital, for purchase of treasury stock	$12,406	150,000	98,032

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

1. DESCRIPTION OF SEAWORLD ENTERTAINMENT, INC.

SeaWorld Entertainment, Inc. (the “Parent”) was incorporated in Delaware on October 2, 2009. At that time, the Parent was owned by ten limited partnerships, ultimately owned by affiliates of The Blackstone Group L.P. (“Blackstone”) and certain co-investors.  Parent completed an initial public offering in April 2013.  In May 2017, an affiliate of Zhonghong Zhuoye Group Co., Ltd., Sun Wise (UK) Co., LTD. (“Sun Wise”) acquired approximately 21% of the then outstanding shares of common stock of the Company (the “ZHG Transaction”) from certain affiliates of Blackstone. Subsequent to the ZHG Transaction, Blackstone did not own any remaining shares of the Company. See further discussion relating to subsequent ownership changes in Note 17–Related-Party Transactions in the accompanying consolidated financial statements.

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

The COVID-19 pandemic materially impacted operations for SEA for the year ended December 31, 2020. See further discussion relating to the impact of the COVID-19 pandemic in Note 1–Description of the Business in the accompanying consolidated financial statements.

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

3. GUARANTEES

SEA is the borrower under the senior secured credit facilities, (the “Senior Secured Credit Facilities”) under a credit agreement (the “Amended Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time.  On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 (the “Senior Notes”). On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Notes”).

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

The Senior Notes and Second-Priority Senior Notes are fully and unconditionally guaranteed by Parent, any subsidiary of Parent that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and subject to certain exceptions, each of SEA’s subsidiaries that guarantees SEA’s existing senior secured credit facilities.

See Note 11–Long-Term Debt of the accompanying consolidated financial statements for further details.

4. DIVIDENDS FROM SUBSIDIARY

During the years ended December 31, 2020, 2019 and 2018, SEA paid dividends to the Parent of approximately $12.4 million, $150.0 million and $98.0 million, respectively.  The dividends were in the form of payments that SEA made for share repurchases at the Parent level (see Note 5–Stockholders’ (Deficit) Equity which follows).

During the years ended December 31, 2020, 2019 and 2018, Parent paid accumulated dividends, net of forfeitures, related to shares that carried dividend rights from previous dividend declarations which vested during the respective year.

5. STOCKHOLDERS’ (DEFICIT) EQUITY

Omnibus Incentive Plan

The Parent has reserved 15,000,000 shares of common stock for future issuance under the Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7,680,000 are available for future issuance as of December 31, 2020.

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

During the years ended December 31, 2020 and 2019, respectively, Parent transferred approximately $2.6 million and $3.7 million in proceeds received from the exercise of stock options to SEA as a capital contribution and increased its investment in SEA.

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

During the year ended December 31, 2020, prior to the COVID-19 temporary park closures, the Parent repurchased a total of 469,785 shares of common stock at a total cost of $12.4 million, leaving approximately $237.6 million available under the Share Repurchase Program as of December 31, 2020. In connection with Amendment No. 12 to the SEA’s Amended Credit Agreement, the Parent is restricted from paying any dividends or making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met. See further discussion in Note 11–Long-Term Debt of the accompanying consolidated financial statements.

During the year ended December 31, 2019, the Parent repurchased a total of 5,615,874 shares of common stock at a total cost of approximately $150.0 million. During the year ended December 31, 2018, the Parent repurchased a total of 3,654,816 shares of common stock at a total cost of approximately $98.0 million.

All shares repurchased pursuant to the Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $415.3 million and $402.9 million as of the years ended December 31, 2020 and 2019, respectively, and are reflected as a reduction to stockholders’ (deficit) equity in the accompanying condensed balance sheets. See further discussion in Note 20–Stockholders’ (Deficit) Equity of the accompanying consolidated financial statements.