Form 10-Q
period 2021-03-31
SeaWorld Entertainment, Inc.
filed 2021-05-07
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The registrant had outstanding 79,062,182 shares of Common Stock, par value $0.01 per share as of May 3, 2021.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

•	the effects of the global Coronavirus (“COVID-19”) pandemic, or any related mutations of the virus, on our business and the economy in general;
•	complex federal and state regulations governing the treatment of animals, which can change, and claims and lawsuits by activist groups before government regulators and in the courts;
•	activist and other third-party groups and/or media can pressure governmental agencies, vendors, partners, and/or regulators, bring action in the courts or create negative publicity about us;
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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$430,567	$433,909
Accounts receivable, net	52,978	30,410
Inventories	28,850	30,700
Prepaid expenses and other current assets	19,908	12,418
Total current assets	532,303	507,437
Property and equipment, at cost	3,289,307	3,272,705
Accumulated depreciation	(1,646,260)	(1,611,745)
Property and equipment, net	1,643,047	1,660,960
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	134,846	136,572
Deferred tax assets, net	24,442	22,847
Other assets, net	15,451	15,264
Total assets	$2,573,367	$2,566,358
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$102,803	$105,369
Current maturities of long-term debt	15,505	15,505
Operating lease liabilities	3,287	3,757
Accrued salaries, wages and benefits	15,027	10,781
Deferred revenue	193,374	130,759
Other accrued liabilities	41,348	50,950
Total current liabilities	371,344	317,121
Long-term debt, net	2,174,978	2,177,137
Long-term operating lease liabilities	119,003	120,144
Deferred tax liabilities, net	11,595	15,772
Other liabilities	42,239	41,987
Total liabilities	2,719,159	2,672,161
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 94,858,445 and 94,652,248 shares issued at March 31, 2021 and December 31, 2020, respectively	948	946
Additional paid-in capital	685,253	680,360
Accumulated deficit	(416,684)	(371,800)
Treasury stock, at cost (16,260,248 shares at March 31, 2021 and December 31, 2020)	(415,309)	(415,309)
Total stockholders’ deficit	(145,792)	(105,803)
Total liabilities and stockholders’ deficit	$2,573,367	$2,566,358

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Net revenues:
Admissions	$95,780	$90,506
Food, merchandise and other	76,140	63,055
Total revenues	171,920	153,561
Costs and expenses:
Cost of food, merchandise and other revenues	14,942	13,104
Operating expenses (exclusive of depreciation and amortization shown separately below)	107,772	132,999
Selling, general and administrative expenses	31,464	26,954
Severance and other separation costs	86	65
Depreciation and amortization	36,558	38,013
Total costs and expenses	190,822	211,135
Operating loss	(18,902)	(57,574)
Other expense (income), net	174	(12)
Interest expense	30,956	19,153
Loss before income taxes	(50,032)	(76,715)
Benefit from income taxes	(5,148)	(20,196)
Net loss	$(44,884)	$(56,519)
Other comprehensive income:
Unrealized income on derivatives, net of tax	—	704
Comprehensive loss	$(44,884)	$(55,815)
Loss per share:
Net loss per share, basic	$(0.57)	$(0.72)
Net loss per share, diluted	$(0.57)	$(0.72)
Weighted average common shares outstanding:
Basic	78,458	78,213
Diluted	78,458	78,213

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2020	94,652,248	$946	$680,360	$(371,800)	$—	$(415,309)	$(105,803)
Equity-based compensation	—	—	4,473	—	—	—	4,473
Vesting of restricted shares	130,834	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(41,271)	—	(1,971)	—	—	—	(1,971)
Exercise of stock options	116,634	1	2,392	—	—	—	2,393
Net loss	—	—	—	(44,884)	—	—	(44,884)
Balance at March 31, 2021	94,858,445	$948	$685,253	$(416,684)	$—	$(415,309)	$(145,792)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2019	94,044,203	$940	$673,893	$(59,479)	$(1,559)	$(402,903)	$210,892
Equity-based compensation	—	—	(3,601)	—	—	—	(3,601)
Unrealized gain on derivatives, net of tax expense of $254	—	—	—	—	704	—	704
Vesting of restricted shares	410,807	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(121,089)	(1)	(3,159)	—	—	—	(3,160)
Exercise of stock options	11,096	—	203	—	—	—	203
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 469,785 shares of treasury stock, at cost	—	—	—	—	—	(12,406)	(12,406)
Net loss	—	—	—	(56,519)	—	—	(56,519)
Balance at March 31, 2020	94,345,017	$943	$667,333	$(115,998)	$(855)	$(415,309)	$136,114

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(44,884)	$(56,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,558	38,013
Amortization of debt issuance costs and discounts	1,717	822
Deferred income tax benefit	(5,773)	(20,805)
Equity-based compensation	4,473	(3,601)
Other, including loss on sale or disposal of assets, net	487	(594)
Changes in assets and liabilities:
Accounts receivable	(28,548)	7,005
Inventories	1,854	(1,459)
Prepaid expenses and other current assets	(2,533)	(9,586)
Accounts payable and accrued expenses	(2,226)	13,720
Accrued salaries, wages and benefits	4,246	(3,156)
Deferred revenue	66,386	25,875
Other accrued liabilities	(11,887)	(28,349)
Right of use assets and operating lease liabilities	115	133
Other assets and liabilities	(1,592)	(2,266)
Net cash provided by (used in) operating activities	18,393	(40,767)
Cash Flows From Investing Activities:
Capital expenditures	(15,298)	(49,249)
Net cash used in investing activities	(15,298)	(49,249)
Cash Flows From Financing Activities:
Repayments of long-term debt	(3,876)	(3,876)
Proceeds from draws on revolving credit facility	—	272,500
Repayments of revolving credit facility	—	(10,000)
Purchase of treasury stock	—	(12,406)
Payment of tax withholdings on equity-based compensation through shares withheld	(1,971)	(3,160)
Exercise of stock options	2,393	203
Debt issuance costs	—	(234)
Other financing activities	(2,158)	(208)
Net cash (used in) provided by financing activities	(5,612)	242,819
Change in Cash and Cash Equivalents, including Restricted Cash	(2,517)	152,803
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	435,225	40,925
Cash and Cash Equivalents, including Restricted Cash—End of period	$432,708	$193,728
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$15,763	$41,208
Other financing arrangements	$4,239	$—

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

Impact of Global COVID-19 Pandemic

In response to the global COVID-19 pandemic, and in compliance with government restrictions, the Company temporarily closed all of its theme parks effective March 16, 2020. Beginning in June 2020, the Company began the phased reopening of some of its parks with enhanced health, safety and cleaning measures, capacity limitations and modified/limited operations, which at times included reduced hours and/or reduced operating days.  By August 2020, the Company had reopened 10 of its 12 parks on a limited basis. The Company was unable to reopen its Aquatica water park in California and its Water Country USA water park in Virginia for the 2020 operating season but currently expects to open both parks for their 2021 operating season.

The Company’s SeaWorld park in California initially reopened in August 2020 on a limited basis, following the State of California’s guidance for reopening zoos.  In compliance with revised guidance issued late in the fourth quarter of 2020, the Company once again had to close this park effective December 7, 2020.  On January 15, 2021, the Company introduced a limited time drive-through only experience for guests at this park. Based on updated State of California guidance, the Company reopened this park on February 6, 2021 on a limited basis, once again following California guidance for reopening zoos. Subsequently, on April 12, 2021, in accordance with California guidance, this park resumed operations as a theme park with restricted capacity.

Attendance for the Company’s Busch Gardens park in Virginia has also been significantly impacted by state restrictions. Initially the State of Virginia had a state mandated capacity restriction of 1,000 guests at a time. On October 29, 2020, the state revised its theme park guidance and modified the methodology for calculating capacity at theme parks.  As a result, capacity at this park increased from 1,000 guests to approximately 4,000 guests at a time. On February 1, 2021, in consultation with the State of Virginia, the Company further increased capacity to approximately 6,000 guests at a time based on further revisions to the methodology for calculating restricted capacity at theme parks.  The Company was able to further increase capacity for this park on April 1, 2021 to approximately 13,000 guests.

The Company continues to operate all of its open parks with capacity limitations and modified/limited operations in accordance with local laws applicable to each park. The Company continuously monitors guidance from federal, state and local authorities and engages with governmental authorities as well as medical/scientific consultants. The Company may adjust its plans accordingly as laws change and new information and guidance becomes available.  The COVID-19 pandemic, resulting park closures and limited park reopenings have had, and are likely to continue to have, a material impact on the Company’s financial results.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC.  The unaudited condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2021 or any future period due to the seasonal nature of the Company’s operations.  Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks were historically only open for a portion of the year.  However, during the first quarter of 2021, the Company added additional operating days for three of these parks.  In particular, the Company began year-round operations at its SeaWorld park in Texas and began to operate on select days at its Busch Gardens park in Virginia and its Sesame Place park in Pennsylvania.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s results of operations for the three months ended March 31, 2020 were materially impacted by the COVID-19 pandemic which ultimately led to temporary park closures effective on March 16, 2020. The timing of these park closures fell during historically high-volume spring break weeks for most of the Company’s parks. The Company’s results of operations for the three months ended March 31, 2021 continue to be impacted by the COVID-19 pandemic due in part to capacity limitations and modified/limited operations.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including SEA. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets and liabilities, deferred revenue, equity compensation, and the valuation of goodwill and other indefinite-lived intangible assets. Estimates are based on various factors including current and historical trends, as well as other pertinent industry data.  The Company regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.  Actual results could differ from those estimates. Based on the uncertainty relating to the COVID-19 pandemic, including but not limited to the extent, duration and impact of government restrictions, capacity limitations due to social distancing guidelines, public sentiment on social gatherings, travel and attendance patterns, travel restrictions, effectiveness and adoption of vaccines, potential supply chain disruptions and additional actions which could be taken by government authorities to manage the pandemic, the Company is not certain of the ultimate impact the COVID-19 pandemic could have on its estimates, business or results of operations.

Segment Reporting

The Company maintains discrete financial information for each of its twelve theme parks, which is used by the Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer, or equivalent role, as a basis for allocating resources and assessing performance. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics. In addition, all of the Company’s theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target similar consumer groups. Accordingly, based on these economic and operational similarities and the way the CODM monitors and makes decisions affecting the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

Restricted Cash

Restricted cash is recorded in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. Restricted cash consists primarily of funds received from strategic partners for use in approved marketing and promotional activities.

	March 31,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$430,567	$433,909
Restricted cash, included in prepaid expenses and other current assets	2,141	1,316
Total cash, cash equivalents and restricted cash	$432,708	$435,225

Revenue Recognition

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park.  Annual passes, season passes, or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. For pass products purchased on an installment plan that have met their initial commitment period and have transitioned to a month-to-month basis, monthly charges are recognized as revenue as payments are received each month, with the exception of payments received during the temporary park closures (see further discussion which follows).

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates future redemption and recognition patterns for admission pass products, which impacts the timing of when revenue is recognized on these products. Actual results could materially differ from these estimates depending on the ultimate extent of the effects of the COVID-19 pandemic.  As a result of the temporary park closures due to the global COVID-19 pandemic, in 2020, the Company upgraded some of its pass products and extended pass expiration dates for at least the equivalent period the related parks were closed.  As a result, the Company adjusted its estimated redemption and recognition patterns on these products to reflect the fact that there was no attendance during the park closures and accordingly the Company did not recognize revenue from these admission products while the parks were closed. For passes under installment plans that had transitioned to a month-to-month basis, the Company temporarily paused monthly charges when the related parks reopened for the equivalent period the respective parks were closed.  Accordingly, payments received during the closure period were recorded as deferred revenue and recognized as revenue once the respective parks reopened, which may not necessarily reflect attendance patterns for these guests.

Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented.  The Company recognizes revenue for food, merchandise and other in-park products when the related products or services are received by the guests.

At March 31, 2021 and December 31, 2020, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreement, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(In thousands)
Deferred revenue, including long-term portion	$208,157	$144,187
Less: Deferred revenue, long-term portion, included in other liabilities	14,783	13,428
Deferred revenue, short-term portion	$193,374	$130,759

International Agreements

The Company has received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East to provide certain services pertaining to the planning and design of SeaWorld Abu Dhabi, a marine life themed park on Yas Island (“the Middle East Project”), with funding received expected to offset internal expenses. The Company receives additional funds from its partner related to agreed-upon services and reimbursements of costs incurred by the Company on behalf of the Middle East Project. Approximately $6.6 million and $5.9 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. Construction for the Middle East Project is on track and scheduled to be completed by the end of 2022. There is no assurance that the Middle East Project will be completed or open to the public.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Implemented Accounting Standards

On January 1, 2021, the Company adopted the following Accounting Standards Updates (“ASUs”) which had no material impact on its unaudited condensed consolidated financial statements or disclosures:

•

ASU 2020-04, Reference Rate Reform (Topic 848), provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (“LIBOR”), with optional expedients related to the application of GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of this ASU are effective upon issuance and can be applied prospectively through December 31, 2022. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements or disclosure.

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

3. LOSS PER SHARE

Loss per share is computed as follows:

	For the Three Months Ended March 31,
	2021			2020
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic loss per share	$(44,884)	78,458	$(0.57)	$(56,519)	78,213	$(0.72)
Effect of dilutive incentive-based awards		—			—
Diluted loss per share	$(44,884)	78,458	$(0.57)	$(56,519)	78,213	$(0.72)

In accordance with the Earnings Per Share Topic of the ASC, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock awards). Unvested restricted stock awards are eligible to receive dividends; if any, however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of formerly restricted stock are included in the calculation of basic loss per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted loss per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 2,366,000 and 1,700,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three months ended March 31, 2021 and 2020, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods. Approximately 1,240,000 and 1,696,000 of the Company’s outstanding performance-vesting restricted awards as of March 31, 2021 and 2020, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted loss per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended March 31, 2021 and 2020 was 10.3% and 26.3%, respectively, and differs from the effective statutory federal income tax rate of 21.0% primarily due to state income taxes, valuation allowance adjustments on federal and state net operating loss carryforwards, a valuation adjustment on certain federal tax credits and charitable contributions, changes in state tax rates, and other permanent items including equity-based compensation.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources.  Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.  Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. Therefore, as of March 31, 2021 and December 31, 2020, respectively, the Company recorded valuation allowances of approximately $24.5 million and $39.5 million for federal net operating loss carryforwards, approximately $12.9 million and $15.0 million, net of federal tax benefit, for certain state net operating loss carryforwards, approximately $7.3 million and $7.1 million for federal tax credits, and approximately $4.6 million and $4.0 million for charitable contributions.

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

The computation of the estimated annual effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the forecasted pre-tax income or loss for the year, projections of the proportion of income and/or loss earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The volatile global economic conditions resulting from the COVID-19 pandemic, the impacts of which are difficult to predict, may cause fluctuations in the Company’s forecasted pre-tax income or loss for the year, which could create volatility in its estimated annual effective tax rate. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as the Company’s tax environment changes. To the extent that the estimated annual effective tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs. The Company’s valuation allowances, in part, also rely on estimates and assumptions related to future financial performance. Given the macroeconomic environment related to the COVID-19 pandemic and the uncertainties regarding the related impact on financial performance, the Company’s valuation allowances may need to be further adjusted in the future.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2021 and December 31, 2020, consisted of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Accrued interest	$16,906	$23,422
Accrued taxes	6,633	10,518
Self-insurance reserve	7,540	7,540
Other	10,269	9,470
Total other accrued liabilities	$41,348	$50,950

6. LONG-TERM DEBT

Long-term debt, net, as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Term B-5 Loans (effective interest rate of 3.75% at March 31, 2021 and December 31, 2020)	$1,488,502	$1,492,378
Second-Priority Senior Notes (interest rate of 9.50%)	500,000	500,000
Senior Notes (interest rate of 8.75%)	227,500	227,500
Total long-term debt	2,216,002	2,219,878
Less: unamortized discounts and debt issuance costs	(25,519)	(27,236)
Less: current maturities	(15,505)	(15,505)
Total long-term debt, net	$2,174,978	$2,177,137

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021, the Senior Secured Credit Facilities consisted of $1.489 billion in Term B-5 Loans which will mature on March 31, 2024 and a $332.5 million revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon as of March 31, 2021 and will mature on October 31, 2023.

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

As of March 31, 2021, SEA had approximately $20.5 million of outstanding letters of credit, leaving approximately $312.0 million available for borrowing under the Revolving Credit Facility.

First-Priority Senior Secured Notes

On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 (the “Senior Notes”).

The Senior Notes mature on May 1, 2025 and have interest payment dates of May 1 and November 1 with the first interest payment paid on November 2, 2020.  On or after May 1, 2022, SEA may redeem the Senior Notes at its option, in whole at any time or in part from time to time, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if redeemed during the 12-month period commencing on May 1 of the years as follows: (i) in 2022 at 104.375%; (ii) in 2023 at 102.188%; and (iii) in 2024 and thereafter at 100%. SEA may also redeem in the aggregate (at a redemption price expressed as a percentage of principal amount thereof): (i) 100% of the Senior Notes after certain events constituting a change of control at a redemption price of 101%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date and (ii) up to 40% of the original aggregate principal amount of the Senior Notes with amounts equal to the net cash proceeds of certain equity offerings at a redemption price  of 108.750%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The Senior Notes are fully and unconditionally guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and subject to certain exceptions, each of SEA’s subsidiaries that guarantees SEA’s existing senior secured credit facilities.

Second-Priority Senior Secured Notes

On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Notes”).  Net of expenses related to the offering of the Second-Priority Senior Notes and Amendment No. 12 to the Amended Credit Agreement, the Company used a portion of the proceeds from the issuance of the Second-Priority Senior Notes to repay the then outstanding borrowings of $311.0 million under the Revolving Credit Facility.

The Second-Priority Senior Notes mature on August 1, 2025 and have interest payment dates of February 1 and August 1 with the first interest payment paid on February 1, 2021.

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

The Revolving Credit Facility requires that the Company comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility. Pursuant to Amendment No. 12, among other terms, SEA is exempt from complying with its first lien secured leverage ratio covenant through the end of 2021, after which SEA will be required to comply with such covenant starting in the first quarter of 2022. For purposes of calculating compliance with such covenant, unless a Triggering Event occurs (as defined in Amendment No. 12),  beginning with the first quarter of 2022, to the extent trailing Adjusted EBITDA (as defined in Amendment No. 12) for the second, third or fourth quarters of 2021 would have otherwise been included in the calculation of such covenant, in lieu of using actual Adjusted EBITDA for such periods, Adjusted EBITDA (as defined in Amendment No. 12) for such applicable periods will be deemed to be actual Adjusted EBITDA for the corresponding quarter of 2019.  In addition, SEA will be required to comply with a quarterly minimum liquidity test (defined as unrestricted cash and cash equivalents and available commitments under the Revolving Credit Facility) of not less than $75.0 million until the earlier of September 30, 2022 or the date on which the Company elects to use the actual Adjusted EBITDA for purposes of calculating its financial maintenance covenant. SEA will also be restricted from paying any dividends or making other restricted payments through the third quarter of 2022 unless certain conditions are met.

Long-term debt at March 31, 2021 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
Remainder of 2021	$11,629
2022	15,505
2023	15,505
2024	1,445,863
2025	727,500
Total	$2,216,002

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

Cash paid for interest relating to the Senior Secured Credit Facilities, Senior Notes, Second-Priority Senior Notes and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $35.8 million and $18.3 million in the three months ended March 31, 2021 and 2020, respectively.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and at times through the use of derivative financial instruments. Specifically, the Company previously entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments were used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company does not speculate using derivative instruments.

In May 2020, the Company’s Interest Rate Swap Agreements expired. As such, the Company did not have any derivative instruments outstanding as of March 31, 2021 and December 31, 2020.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps at times as part of its interest rate risk management strategy. During the three months ended March 31, 2020, such derivatives were used to hedge a portion of the variable cash flows associated with existing variable-rate debt.

The Interest Rate Swap Agreements were designated as cash flow hedges of interest rate risk.  The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and were subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Loss

The table below presents the pretax effect of the Company’s derivative financial instruments in the unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2020:

Three Months Ended March 31,
2020
Derivatives in Cash Flow Hedging Relationships:	(In thousands)
Loss recognized in accumulated other comprehensive loss	$(344)
Amounts reclassified from accumulated other comprehensive loss to interest expense	$1,302

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of the Company’s long-term obligations, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy as of March 31, 2021 and December 31, 2020, and the Senior Notes and Second-Priority Senior Notes are classified in Level 1 of the fair value hierarchy as of March 31, 2021 and December 31, 2020. The fair value of the Term B-5 Loans approximate their carrying value, excluding unamortized debt issuance costs and discounts, due in part to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes and Second-Priority Senior Notes was determined using quoted prices in active markets for identical instruments.

The Company did not have any assets measured on a recurring basis at fair value at March 31, 2021 and December 31, 2020. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of March 31, 2021.

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2021
Liabilities:	(In thousands)
Long-term obligations (a)	$786,269	$1,488,502	$—	$2,274,771

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.5 million and long-term debt, net of $2.175 billion as of March 31, 2021.

 The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2020:

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Liabilities:	(In thousands)
Long-term obligations (a)	$787,975	$1,492,378	$—	$2,280,353

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.5 million and long-term debt, net of $2.177 billion as of December 31, 2020.

9. COMMITMENTS AND CONTINGENCIES

2020 Settled Matters

In 2020, the Company received final court approval of a settlement for a previously disclosed stockholder class action lawsuit, captioned Baker v. SeaWorld Entertainment, Inc., et al. The settlement required the Company to pay $65.0  million and did not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant. During the year ended December 31, 2019, the Company recorded $32.1 million of legal settlement charges, net of insurance recoveries, related to this case. The full settlement amount was funded during the three months ended March 31, 2020.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In 2020, the Company received final court approval of a settlement for a previously disclosed putative derivative lawsuit captioned Kistenmacher v. Atchison, et al.  Pursuant to the settlement, the Company received $12.5 million of insurance proceeds from its insurers and adopted certain corporate governance modifications. During the three months ended March 31, 2020, the Company recorded a legal settlement gain of $12.5 million related to insurance proceeds received in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss.

Legal Proceedings

Securities Class Action Lawsuit

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers. The plaintiffs allege, among other things, that the defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business. The complaint further alleges that such statements were made to induce plaintiffs to purchase common stock of the Company at artificially-inflated prices and that plaintiffs suffered investment losses as a result.  The plaintiffs have indicated to the Company they believe the damages are in the range of $30 million to $35 million before considering interest.  In 2018, defendants moved for partial dismissal of the complaint.  In 2019, the Court granted defendants’ motion and dismissed plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements.  The parties are in the process of completing discovery and will then have the opportunity to file any summary judgment motions per a scheduling order the Court issued which contemplates briefing into the summer and the fall.  The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously. While there can be no assurance regarding the ultimate outcome of this lawsuit, the Company believes that any potential loss would not be material.

Other Lawsuits

In October 2018, the Company received a demand letter from attorneys representing certain former employees who claim that the terms of their respective separation agreements entitle them to certain favorable modifications made to certain performance vesting restricted shares issued under the Company’s 2013 Omnibus Incentive Plan (the “Plan”).

In November 2020, the Company filed in the Court of Chancery of the State of Delaware an action for declaratory judgment seeking a declaration that the threatened claims of the former employees are time-barred and without merit. In response, the defendant former employees filed a motion to dismiss or in the alternative to stay and compel arbitration. The parties are currently discussing participation in an arbitration. In terms of potential exposure, the value of the total shares at issue for these certain former employees depends largely upon the Company’s current share price, which fluctuates daily. Approximately 300,000 shares are at issue. The Company believes that the former employees’ claims are without merit and intends to defend vigorously its positions. While there can be no assurance regarding the ultimate outcome of this matter, the Company believes that any potential loss would not be material.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

License Commitments

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) no later than mid-2021 and minimum annual capital and marketing thresholds.  The Company is currently in discussion with Sesame Workshop regarding the License Agreement as a result of the impacts of the COVID-19 pandemic. After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of March 31, 2021, the Company estimates the combined remaining obligations for these commitments could be up to approximately $40.0 million over the remaining term of the agreement. In October 2019, the Company announced that it planned to convert Aquatica San Diego into its second Sesame Place Standalone Park in the spring of 2021. While construction began in the fall of 2019, it was temporarily paused due to the COVID-19 pandemic. As a result, depending on governmental restrictions in the state of California, the Company expects to reopen its Aquatica San Diego park in 2021 for its operating season and currently expects to open this park rebranded as its second Sesame Place Standalone Park in 2022.

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

10. EQUITY-BASED COMPENSATION

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive loss as follows:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Equity compensation included in operating expenses	$938	$(1,751)
Equity compensation included in selling, general and administrative expenses	3,535	(1,850)
Total equity compensation expense	$4,473	$(3,601)

The credit in equity compensation expense for the three months ended March 31, 2020 was primarily due to the reversal of expense related to certain performance vesting restricted units which were no longer considered probable of vesting and also included the reversal of expense related to outstanding unvested equity awards previously held by the Company’s former chief executive officer which were forfeited in connection with his departure.  See Long-term Incentive Performance Restricted Awards section which follows for further details.

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7.7 million shares are available for future issuance as of March 31, 2021. The Company has outstanding time restricted awards, performance restricted awards and incentive stock options.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bonus Performance Restricted Units

During the three months ended March 31, 2021, the Company granted approximately 120,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2021 (the “2021 Bonus Plan”).  The 2021 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, as defined by the 2021 Bonus Plan, with respect to the year ended December 31, 2021 (the “Fiscal 2021”).  The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2021 which ranges from 0% (if below threshold performance), to 125% (if at maximum performance) with opportunities to earn above 110% when achievement is above the maximum performance for certain metrics.

Due to the impact of the COVID-19 pandemic, the Company did not have an annual bonus plan for the fiscal year ended December 31, 2020 (“Fiscal 2020”); however, based on a discretionary review of performance in light of the negative impact of the COVID-19 pandemic on the Company’s business, the Compensation Committee determined to make discretionary equity awards to the Company’s bonus eligible employees during the three months ended March 31, 2020.  These awards were paid entirely in restricted stock units that vest 50% each on the first and second anniversaries of the date of grant.

Long-term Incentive Performance Restricted Awards

During the three months ended March 31, 2021, the Company granted long-term incentive plan awards for 2021 (the “2021 Long-Term Incentive Grant”) which were comprised of approximately 120,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 120,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

Long-Term Incentive Options

The Long-Term Incentive Options vest over three years, with 20% vesting on each of the first two anniversaries of the grant date and 60% vesting on the third anniversary of the grant date, subject to continued employment through the applicable vesting date. Equity compensation expense for these options is recognized for each tranche over the vesting period using the straight-line method. Upon stock option exercises, authorized but unissued shares are issued by the Company.

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units are expected to vest following the end of the three-year performance period beginning on January 1, 2021 and ending on December 31, 2023 (the “Performance Period”) based upon the Company’s achievement of specified performance goals during the Performance Period.  The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above performance). Upon achievement of at least the threshold performance goals, only 25% to 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year performance test period. Performance for the test period must meet or exceed at least 95% of the prior year’s performance before up to the remaining 50% of the units can be earned.

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, a portion of its performance-vesting restricted awards are not considered probable of vesting as of March 31, 2021; therefore, equity compensation expense has not yet been recorded related to these awards.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

11. STOCKHOLDERS’ DEFICIT

As of March 31, 2021, 94,858,445 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 16,260,248 shares of treasury stock held by the Company and excludes 57,124 unvested shares of common stock and 2,872,287 unvested restricted stock units or deferred stock units held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 10–Equity-Based Compensation).

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

During the three months ended March 31, 2020, prior to the COVID-19 temporary park closures, the Company completed a share repurchase of 469,785 shares for an aggregate total of approximately $12.4 million. As of March 31, 2021, the Company has approximately $237.6 million available under the Share Repurchase Program. In connection with Amendment No. 12 to the Company’s Amended Credit Agreement, the Company is restricted from paying any dividends or making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met (see Note 6–Long-Term Debt).

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

Introduction

The following discussion and analysis is intended to facilitate an understanding of our business and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Developments

Impact of Global COVID-19 Pandemic

Since the global COVID-19 pandemic began we have taken proactive measures for the safety of our guests, employees and animals, to manage costs and expenditures, and to provide liquidity. In compliance with government restrictions, we temporarily closed all of our theme parks effective March 16, 2020. Beginning in June 2020, we began the phased reopening of some of our parks with capacity limitations and modified/limited operations. By August 2020, we had reopened 10 of our 12 parks on a limited basis. See further discussion relating to the capacity limitations for some of our parks in Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

At the start of the first quarter of 2021, seven of our 12 parks were open, compared to eight of our 12 parks at the start of 2020. At the end of the first quarter of 2021, 10 of our 12 parks were open, compared to all of our parks temporarily closed at the end of the first quarter of 2020. We continue to operate all of our open parks with capacity limitations and modified/limited operations.

In response to the COVID-19 pandemic, we have implemented enhanced health and safety protocols for our parks including capacity limitations, increased cleaning measures, physical distancing practices, face covering requirements and temperature screening of both guests and employees.  Additionally, we have managed the number of operating days and operating hours by park to optimize cash flow.  We also continue our focus on reducing costs, improving operating margins and streamlining our labor structure to better align with our strategic business objectives.  Since the start of the COVID-19 pandemic, we have spent significant time reviewing our operations and have identified meaningful cost savings opportunities which we believe will further strengthen our business as we return to normalized operations.

With approved vaccines being distributed, we anticipate public health conditions, the operating environment and capacity limitations to improve; however, there can be no certainty of the extent and effectiveness of the vaccines or how they will impact these factors and others, including domestic or international travel, public opinion concerning social gatherings, consumer behavior or federal, state and local regulations related to health protocols, capacity limitations and social gatherings.

We have also experienced recent challenges in meeting our seasonal staffing goals due in part to COVID-19 related and other factors.

For further discussion relating to strategic measures we have taken to operate in the current environment, see the “Results of Operations” section which follows.  For other factors concerning the global COVID-19 pandemic, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Leadership Changes

On May 6, 2021, we announced our Board of Directors (the “Board”) appointed Marc G. Swanson, who had been serving as the Company’s Interim Chief Executive Officer, to serve as Chief Executive Officer and Elizabeth C. Gulacsy, who had been serving as the Company’s Interim Chief Financial Officer and Treasurer, to serve as our Chief Financial Officer and Treasurer.   Both roles are effective immediately.  Separately, on April 26, 2021, we announced the appointment of Christopher Yarris as Chief Accounting Officer of the Company effective on such date.

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

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix and the park attendance mix, among other factors. The admissions product mix, also referred to as the attendance or visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual/season passes or complimentary tickets and can be impacted by the mix of guests as domestic and international guests generally purchase higher admission per capita ticket products than our local guests.  A higher mix of complimentary tickets will lower our admissions per capita.  The park attendance mix is defined as the mix of theme parks visited and can impact admission per capita based on the theme park’s respective pricing which, on average, is lower for our water parks compared to our other theme parks.

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

See further discussion in the “Results of Operations” section which follows and in Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  For other factors affecting our revenues, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

As a result of the COVID-19 pandemic, we believe the level of attendance in our theme parks, including the mix of attendance from certain markets, has been and will continue to be impacted by public concerns over the COVID-19 pandemic, the number of reported local cases of COVID-19, domestic and international travel restrictions, federal, state and local regulations related to public places, limits on social gatherings, the availability and/or effectiveness of vaccines for adults and children, and overall public safety sentiment. We continuously monitor factors impacting our attendance, making strategic operations, marketing and sales adjustments as necessary.

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

As a result of the impact of the COVID-19 pandemic on our business, costs and expenses as a percent of revenue for the three months ended March 31, 2021 and 2020, are not necessarily indicative of costs and expenses as a percent of revenue for any future period, due in part to the impact of fixed operating costs and certain other costs which are not dependent on attendance levels, as well as certain costs associated with the COVID-19 pandemic.

See the “Impact of Global COVID-19 Pandemic” section for further details. For other factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks were historically only open for a portion of the year. As a result, approximately two-thirds of our attendance and revenues were historically generated in the second and third quarters of the year and we generally incurred net losses in the first and fourth quarters. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our five theme parks which have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks could also impact attendance patterns. Due in part to the temporary park closures, capacity limitations and modified/limited operations, the COVID-19 pandemic has impacted the seasonality of our business and it is difficult to estimate how the COVID-19 pandemic will impact seasonality in the future. Furthermore, any changes to the operating schedule of a park such as increasing operating days for our seasonal parks, could impact seasonality in the future. During the first quarter of 2021, we began year-round operations at our SeaWorld park in Texas and began to operate on select days at both our Busch Gardens park in Virginia and our Sesame Place park in Pennsylvania. See ““Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

Our results for the three months ended March 31, 2021 are not directly comparable to the three months ended March 31, 2020 primarily due to temporary park closures, effective on March 16, 2020, capacity limitations, and modified/limited operations associated with the COVID-19 pandemic.  Our business continues to be impacted by the COVID-19 pandemic; however, we have seen improvement in operating results during the three months ended March 31, 2021 due in part to strategic measures we have taken both before and during the COVID-19 pandemic.

See “Attendance” for further discussion of the adverse impacts of the COVID-19 pandemic on our business. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The following table presents key operating and financial information for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,		Variance
	2021	2020	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$95,780	$90,506	$5,274	5.8%
Food, merchandise and other	76,140	63,055	13,085	20.8%
Total revenues	171,920	153,561	18,359	12.0%
Costs and expenses:
Cost of food, merchandise and other revenues	14,942	13,104	1,838	14.0%
Operating expenses (exclusive of depreciation and amortization shown separately below)	107,772	132,999	(25,227)	(19.0%)
Selling, general and administrative expenses	31,464	26,954	4,510	16.7%
Severance and other separation costs	86	65	21	32.3%
Depreciation and amortization	36,558	38,013	(1,455)	(3.8%)
Total costs and expenses	190,822	211,135	(20,313)	(9.6%)
Operating loss	(18,902)	(57,574)	38,672	67.2%
Other (income) expense, net	174	(12)	186	NM
Interest expense	30,956	19,153	11,803	61.6%
Loss before income taxes	(50,032)	(76,715)	26,683	34.8%
Benefit from income taxes	(5,148)	(20,196)	15,048	74.5%
Net Loss	$(44,884)	$(56,519)	$11,635	20.6%
Other data:
Attendance	2,214	2,318	(104)	(4.5%)
Total revenue per capita	$77.63	$66.25	$11.39	17.2%
Admission per capita	$43.25	$39.05	$4.20	10.8%
In-park per capita spending	$34.38	$27.20	$7.18	26.4%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended March 31, 2021 increased $5.3 million, or 5.8%, to $95.8 million as compared to $90.5 million for the three months ended March 31, 2020. The improvement was a result of an increase in admissions per capita partially offset by a decline in attendance. Admission per capita increased by 10.8% to $43.25 for the first quarter of 2021 compared to $39.05 in the prior year quarter, primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts when compared to the prior year quarter. Total attendance for the first quarter of 2021 decreased by approximately 0.1 million guests, or 4.5%, when compared to the prior year quarter.  Attendance declined due to COVID-19 related impacts including capacity limitations and modified/limited operations, partially offset by an increase of 34% more operating days in the first quarter of 2021 compared to the first quarter of 2020 due in part to the temporary park closures which fell during the spring break period in 2020 at most of our parks.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2021 increased $13.1 million, or 20.8%, to $76.1 million as compared to $63.1 million for the three months ended March 31, 2020, primarily as a result of an increase in in-park per capita spending, partially offset by the decline in attendance as discussed above.  In-park per capita spending increased by 26.4% to $34.38 in the first quarter of 2021 compared to $27.20 in the first quarter of 2020, primarily due to increased guest spending, an improved product mix and higher realized prices and fees during the quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2021 increased $1.8 million, or 14.0%, to $14.9 million as compared to $13.1 million for the three months ended March 31, 2020, primarily due to the increase in related revenue.  These costs represent 19.6% and 20.8% of the related revenue earned for the three months ended March 31, 2021 and 2020, respectively.  The decrease as a percent of related revenue partly relates to the impact of higher realized prices on some of our in-park products.

Operating expenses. Operating expenses for the three months ended March 31, 2021 decreased $25.2 million, or 19.0%, to $107.8 million as compared to $133.0 million for the three months ended March 31, 2020.  The decrease primarily relates to a net reduction in labor-related costs and other operating costs resulting from structural cost savings initiatives and the impact of COVID-19 modified/limited operations, which more than offset the impact of additional operating days during the first quarter of 2021 and incremental operating expenses associated with our response to the COVID-19 pandemic. Due in part to the impact of fixed operating costs and certain other costs which are not dependent on attendance levels, operating expenses as a percent of revenue are not comparable to the prior year period primarily due to the impact of the temporary park closures in 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2021 increased $4.5 million, or 16.7%, to $31.5 million as compared to $27.0 million for the three months ended March 31, 2020.  Excluding the impact of certain legal settlement proceeds in the prior year period, selling, general and administrative expenses decreased by approximately $8.0 million primarily related to a reduction in marketing related costs due in part to cost savings initiatives and the impact of COVID-19 modified/limited operations and a decrease in legal costs. The legal settlement proceeds in the prior year period related to approximately $12.5 million received related to a legal matter. See Note 9–Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2021 decreased $1.5 million, or 3.8%, to $36.6 million as compared to $38.0 million for the three months ended March 31, 2020. The decrease primarily relates to a decline in new asset additions in 2020 along with the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended March 31, 2021 increased $11.8 million, or 61.6%, to $31.0 million as compared to $19.2 million for the three months ended March 31, 2020. The increase primarily relates to interest related to the Senior Notes issued in April 2020 and the Second-Priority Senior Secured Notes issued in August 2020, partially offset by the impact of decreased LIBOR rates. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Benefit from income taxes. Benefit from income taxes in the three months ended March 31, 2021 was $5.1 million compared to $20.2 million for the three months ended March 31, 2020. Our consolidated effective tax rate was 10.3% for the three months ended March 31, 2021 compared to 26.3% for the three months ended March 31, 2020. The effective tax rate decreased primarily due to non-cash valuation allowance adjustments on federal and state net operating loss carryforwards, a valuation allowance adjustment on federal tax credits and charitable contributions, changes in state tax rates, and other permanent items including equity-based compensation.

Supplemental Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2019

We believe a comparison of selected financial results for the three months ended March 31, 2021 to the three months ended March 31, 2019 may provide additional insight regarding the current impact of the COVID-19 pandemic on our business.  As such, the following supplemental discussion provides an analysis of selected operating results for the three months ended March 31, 2021 compared to the three months ended March 31, 2019. The selected summary financial data for the first quarter of 2019 was derived from the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2019.  The following table presents selected key operating and financial information for the three months ended March 31, 2021 and 2019:

	For the Three Months Ended March 31,		Variance
	2021	2019	$	%
Selected Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$95,780	$128,913	$(33,133)	(25.7%)
Food, merchandise and other	76,140	91,662	(15,522)	(16.9%)
Total revenues	$171,920	$220,575	$(48,655)	(22.1%)
Selected costs and expenses:
Cost of food, merchandise and other revenues	$14,942	$17,213	$(2,271)	(13.2%)
Operating expenses (exclusive of depreciation and amortization)	$107,772	$149,885	$(42,113)	(28.1%)
Selling, general and administrative expenses	$31,464	$42,764	$(11,300)	(26.4%)
Other data:
Attendance	2,214	3,340	(1,126)	(33.7%)
Total revenue per capita	$77.63	$66.04	$11.59	17.6%
Admission per capita	$43.25	$38.60	$4.65	12.0%
In-park per capita spending	$34.38	$27.44	$6.94	25.3%

Admissions revenue. Admissions revenue for the three months ended March 31, 2021 decreased $33.1 million, or 25.7%, to $95.8 million as compared to $128.9 million for the three months ended March 31, 2019. The decline in admissions revenue was primarily a result of a decrease in attendance of approximately 1.1 million guests, or 33.7%, partially offset by an increase in admission per capita.  Attendance declined when compared to 2019 due to COVID-19 related impacts including capacity limitations and modified/limited operations at all of our open parks.  Admission per capita increased by 12.0% to $43.25 in 2021 compared to $38.60 in 2019. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts when compared to the first quarter of 2019.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2021 decreased $15.5 million, or 16.9%, to $76.1 million as compared to $91.7 million for the three months ended March 31, 2019, primarily as a result of a decrease in attendance as discussed above, partially offset by an increase in in-park per capita spending.  In-park per capita spending increased by 25.3% to $34.38 in the first quarter of 2021 compared to $27.44 in the first quarter of 2019.  In-park per capita spending improved primarily due to increased guest spending, an improved product mix and higher realized prices and fees during the quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2021 decreased $2.3 million, or 13.2%, to $14.9 million as compared to $17.2 million for the three months ended March 31, 2019, primarily due to the decrease in volume.  These costs represent 19.6% and 18.8% of the related revenue earned for the three months ended March 31, 2021 and 2019, respectively.  The increase as a percent of related revenue partly relates to a higher mix of retail products sold, which generally have a higher cost of sales component than our culinary or other in park products.

Operating expenses. Operating expenses for the three months ended March 31, 2021 decreased $42.1 million, or 28.1%, to $107.8 million as compared to $149.9 million for the three months ended March 31, 2019.  The decrease largely results from a reduction in labor-related costs and other operating costs primarily resulting from structural cost savings initiatives and the impact of COVID-19 modified/limited operations, partially offset by incremental operating expenses associated with our response to the COVID-19 pandemic.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2021 decreased $11.3 million, or 26.4%, to $31.5 million as compared to $42.8 million for the three months ended March 31, 2019.  The decrease primarily relates to a reduction in marketing related costs and the impact of cost savings and efficiency initiatives.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and could include share repurchases, when permitted. As of March 31, 2021, we had a working capital ratio (defined as current assets divided by current liabilities) of 1.4, due in part to our outstanding cash balance at March 31, 2021.  Historically, we typically operate with a working capital ratio less than 1 due to significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs. See the “Impact of Global COVID-19 Pandemic” section and the “Our Indebtedness” section for further details concerning the proactive measures we have taken to address liquidity in response to the COVID-19 pandemic.

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

Share Repurchases

See Note 11–Stockholders’ Deficit in our notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the Share Repurchase Program.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$18,393	$(40,767)
Net cash used in investing activities	(15,298)	(49,249)
Net cash (used in) provided by financing activities	(5,612)	242,819
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(2,517)	$152,803

Cash Flows from Operating Activities

Net cash provided by operating activities was $18.4 million during the three months ended March 31, 2021 as compared to net cash used in operating activities of $40.8 million during the three months ended March 31, 2020.  The change in net cash provided by (used in) operating activities was primarily impacted by improved operating performance including increased sales of admission products, partially offset by the impact of increased interest payments and deferred vendor payments in the first quarter of 2021 when compared to the first quarter of 2020, which was impacted by the temporary park closures.  The deferred vendor payments in the first quarter of 2021 relate to certain vendor payments during the period, which were previously deferred in order to manage liquidity in response to the temporary park closures and limited re-openings related to the COVID-19 pandemic.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the three months ended March 31, 2021 consisted of capital expenditures of $15.3 million largely related to future attractions.  Net cash used in investing activities during the three months ended March 31, 2020 consisted of $49.2 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$10,883	$44,518
Expansion/ROI projects(b)	4,415	4,731
Capital expenditures, total	$15,298	$49,249
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, and revenue and/or expense return on investment (“ROI”) projects.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2021 results primarily repayments on long-term debt of $3.9 million.  Net cash used in financing activities during the three months ended March 31, 2020 results primarily from net draws of $262.5 million on our revolving credit facility, partially offset by share repurchases of $12.4 million and net repayments on long-term debt of $3.9 million.  See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of March 31, 2021, our indebtedness consisted of senior secured credit facilities, first-priority senior secured notes (“Senior Notes”) and second-priority senior secured notes (“Second-Priority Senior Notes”).

See discussion which follows and Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning our long-term debt.

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended pursuant to a credit agreement (the “Amended Credit Agreement”) dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”).

As of March 31, 2021, our Senior Secured Credit Facilities consisted of $1.489 billion in Term B-5 Loans which will mature on March 31, 2024, along with a $332.5 million Revolving Credit Facility, which had no amounts outstanding as of March 31, 2021.  As of March 31, 2021, SEA had approximately $20.5 million of outstanding letters of credit, leaving approximately $312.0 million available for borrowing under the Revolving Credit Facility. See “Covenant Compliance” discussion which follows for information regarding our required quarterly liquidity test which could impact amounts available for borrowing.

Senior Secured Notes

On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% Senior Notes and on August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% Second-Priority Senior Notes.

Covenant Compliance

As of March 31, 2021, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.

The Revolving Credit Facility requires that we comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility.  Pursuant to Amendment No. 12, among other terms, SEA is exempt from complying with its first lien secured leverage ratio covenant through the end of 2021, after which SEA will be required to comply with such covenants starting at the first quarter of 2022.  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details relating to the calculation beginning in the first quarter of 2022. In addition, SEA will be required to comply with a quarterly minimum liquidity test (defined as unrestricted cash and cash equivalents and available commitments under the Revolving Credit Facility) of not less than $75.0 million until the earlier of September 30, 2022 or the date on which we elect to use actual Adjusted EBITDA for purposes of calculating our financial maintenance covenant.

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

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net loss for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended March 31,		Last Twelve Months Ended March 31,
	2021	2020	2021
	(Unaudited, in thousands)
Net loss	$(44,884)	$(56,519)	$(300,686)
Benefit from income taxes	(5,148)	(20,196)	(15,477)
Interest expense	30,956	19,153	112,710
Depreciation and amortization	36,558	38,013	149,091
Equity-based compensation expense (a)	4,473	(3,601)	15,541
Loss on impairment or disposal of assets and certain non-cash expenses (b)	608	385	7,410
Business optimization, development and strategic initiative costs (c)	512	2,035	5,745
Certain investment costs and other taxes(d)	87	102	1,029
Other adjusting items (e)	2,027	(10,225)	7,493
Adjusted EBITDA(f)	$25,189	$(30,853)	$(17,144)
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (g)			—
Adjusted EBITDA, after cost savings (h)			$(17,144)

(a)

Reflects non-cash equity compensation expenses associated with the grants of equity compensation.  For the three months ended March 31, 2020, includes a reversal of equity compensation for certain performance vesting restricted units which were no longer considered probable of vesting.  See Note 10–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements for further details.

(b)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals.  For the twelve months ended March 31, 2021, reflects asset write-offs primarily related to certain rides and equipment which were removed from service.

(c)

For the three months ended March 31, 2020, reflects business optimization, development and other strategic initiative costs primarily related to $1.8 million of third party consulting costs. For the twelve months ended March 31, 2021, reflects business optimization, development and other strategic initiative costs primarily related to $2.8 million of severance and other employment costs and $1.4 million of third party consulting costs.

(d)	For the twelve months ended March 31, 2021, includes costs associated with a Registration Statement on Form S-3 filed in 2020.
(e)

Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. For the three months ended March 31, 2021, primarily relates to incremental non-recurring costs associated with the COVID-19 pandemic, primarily associated with incremental labor-related costs to prepare, staff and operate the parks with enhanced safety measures.

For the three months ended March 31, 2020, includes $12.5 million of insurance proceeds related to a legal settlement gain as previously disclosed.

For the twelve months ended March 31, 2021, includes approximately $11.0 million of incremental non-recurring costs associated with the COVID-19 pandemic, partially offset by approximately $4.4 million related to the return of funds previously paid for a legal settlement. See Note 9–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements for further details. The costs associated with the COVID-19 pandemic primarily relate to incremental labor-related costs to prepare, staff and operate the parks with enhanced safety measures, incremental third-party consulting costs primarily related to our COVID-19 response and safety communication strategies, contract termination or modification costs related to impacts from the temporary COVID-19 park closures, legal costs related to COVID-19 related matters, and temporary or initial purchases of safety monitoring and personal protective equipment.

(f)

Adjusted EBITDA is defined as net loss before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items permitted in calculating covenant compliance under the credit agreement governing our Senior Secured Credit Facilities.

(g)

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

Contractual Obligations

There have been no material changes to our contractual obligations as March 31, 2021 from those previously disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived tangible and intangible assets, the valuation of goodwill and other indefinite-lived intangible assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on February 26, 2021.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2021.

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

We previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt.  In May 2020, our interest rate swap agreements expired, as such, we did not have any derivative instruments outstanding as of March 31, 2021.  We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At March 31, 2021, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $312.0 million, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $8.5 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $5.4 million.

COVID-19 Risks and Uncertainties

For further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements for further details concerning our other legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A.to Part I of our Annual Report on Form 10-K, as filed on February 26, 2021, except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the first quarter of 2021.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2021	January 31, 2021	—	$—	—	$237,594,184
February 1, 2021	February 28, 2021	4,126	$39.43	—	237,594,184
March 1, 2021	March 31, 2021	37,145	$48.69	—	237,594,184
		41,271		—	$237,594,184

(1)

All purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

(2)

The Company’s Board of Directors had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. As of March 31, 2021, the Company had approximately $237.6 million available under the Share Repurchase Program  In connection with Amendment No. 12 to our Amended Credit Agreement, the Company is restricted from making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met.  See Note 6–Long-Term Debt and Note 11–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

4.1*

First Supplemental Indenture, dated as of April 26, 2021, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee for the 8.750% First-Priority Senior Secured Notes Due 2025

4.2*

First Supplemental Indenture, dated as of April 26, 2021, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee for the 9.500% Second-Priority Senior Secured Notes Due 2025

10.1*†	Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options)
10.2*†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees—Time-Based Restricted Stock Units)

10.3*†	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees—Performance-Based Restricted Stock Units)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

*	Filed herewith
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)
Date: May 7, 2021	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Financial Officer and Treasurer
(Principal Financial Officer)