Form 10-Q
period 2021-06-30
SeaWorld Entertainment, Inc.
filed 2021-08-06
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The registrant had outstanding 79,178,901 shares of Common Stock, par value $0.01 per share as of August 2, 2021.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

•	the effects of the global Coronavirus (“COVID-19”) pandemic, or any related mutations of the virus on our business and the economy in general;
•	complex federal and state regulations governing the treatment of animals, which can change, and claims and lawsuits by activist groups before government regulators and in the courts;
•	activist and other third-party groups and/or media can pressure governmental agencies, vendors, partners, and/or regulators, bring action in the courts or create negative publicity about us;
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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$615,791	$433,909
Accounts receivable, net	90,419	30,410
Inventories	25,111	30,700
Prepaid expenses and other current assets	20,241	12,418
Total current assets	751,562	507,437
Property and equipment, at cost	3,314,860	3,272,705
Accumulated depreciation	(1,676,366)	(1,611,745)
Property and equipment, net	1,638,494	1,660,960
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	133,909	136,572
Deferred tax assets, net	24,179	22,847
Other assets, net	15,298	15,264
Total assets	$2,786,720	$2,566,358
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$129,983	$105,369
Current maturities of long-term debt	65,505	15,505
Operating lease liabilities	3,210	3,757
Accrued salaries, wages and benefits	19,245	10,781
Deferred revenue	238,694	130,759
Other accrued liabilities	51,243	50,950
Total current liabilities	507,880	317,121
Long-term debt, net	2,122,708	2,177,137
Long-term operating lease liabilities	118,251	120,144
Deferred tax liabilities, net	17,786	15,772
Other liabilities	41,409	41,987
Total liabilities	2,808,034	2,672,161
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 95,380,481 and 94,652,248 shares issued at June 30, 2021 and December 31, 2020, respectively	953	946
Additional paid-in capital	681,964	680,360
Accumulated deficit	(288,922)	(371,800)
Treasury stock, at cost (16,260,248 shares at June 30, 2021 and December 31, 2020)	(415,309)	(415,309)
Total stockholders’ deficit	(21,314)	(105,803)
Total liabilities and stockholders’ deficit	$2,786,720	$2,566,358

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues:
Admissions	$243,225	$9,775	$339,005	$100,281
Food, merchandise and other	196,559	8,251	272,699	71,306
Total revenues	439,784	18,026	611,704	171,587
Costs and expenses:
Cost of food, merchandise and other revenues	34,173	1,153	49,115	14,257
Operating expenses (exclusive of depreciation and amortization shown separately below)	157,307	59,049	265,079	192,048
Selling, general and administrative expenses	43,190	21,104	74,654	48,058
Severance and other separation costs	1,496	9	1,582	74
Depreciation and amortization	36,247	37,941	72,805	75,954
Total costs and expenses	272,413	119,256	463,235	330,391
Operating income (loss)	167,371	(101,230)	148,469	(158,804)
Other expense (income), net	21	(1)	195	(13)
Interest expense	31,127	21,908	62,083	41,061
Income (loss) before income taxes	136,223	(123,137)	86,191	(199,852)
Provision for (benefit from) income taxes	8,461	7,892	3,313	(12,304)
Net income (loss)	$127,762	$(131,029)	$82,878	$(187,548)
Other comprehensive income:
Unrealized gain on derivatives, net of tax	—	855	—	1,559
Comprehensive income (loss)	$127,762	$(130,174)	$82,878	$(185,989)
Earnings (loss) per share:
Earnings (loss) per share, basic	$1.62	$(1.68)	$1.05	$(2.40)
Earnings (loss) per share, diluted	$1.59	$(1.68)	$1.03	$(2.40)
Weighted average common shares outstanding:
Basic	78,986	78,093	78,724	78,153
Diluted	80,177	78,093	80,123	78,153

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2020	94,652,248	$946	$680,360	$(371,800)	$—	$(415,309)	$(105,803)
Equity-based compensation	—	—	4,473	—	—	—	4,473
Vesting of restricted shares	130,834	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(41,271)	—	(1,971)	—	—	—	(1,971)
Exercise of stock options	116,634	1	2,392	—	—	—	2,393
Net loss	—	—	—	(44,884)	—	—	(44,884)
Balance at March 31, 2021	94,858,445	$948	$685,253	$(416,684)	$—	$(415,309)	$(145,792)
Equity-based compensation	—	—	5,634	—	—	—	5,634
Vesting of restricted shares	653,146	7	(7)	—	—	—	—
Shares withheld for tax withholdings	(213,601)	(3)	(10,554)	—	—	—	(10,557)
Exercise of stock options	82,491	1	1,638	—	—	—	1,639
Net income	—	—	—	127,762	—	—	127,762
Balance at June 30, 2021	95,380,481	$953	$681,964	$(288,922)	$—	$(415,309)	$(21,314)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity
Balance at December 31, 2019	94,044,203	$940	$673,893	$(59,479)	$(1,559)	$(402,903)	$210,892
Equity-based compensation	—	—	(3,601)	—	—	—	(3,601)
Unrealized gain on derivatives, net of tax expense of $254	—	—	—	—	704	—	704
Vesting of restricted shares	410,807	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(121,089)	(1)	(3,159)	—	—	—	(3,160)
Exercise of stock options	11,096	—	203	—	—	—	203
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 469,785 shares of treasury stock, at cost	—	—	—	—	—	(12,406)	(12,406)
Net loss	—	—	—	(56,519)	—	—	(56,519)
Balance at March 31, 2020	94,345,017	$943	$667,333	$(115,998)	$(855)	$(415,309)	$136,114
Equity-based compensation	—	—	3,320	—	—	—	3,320
Unrealized gain on derivatives, net of tax expense of $318	—	—	—	—	855	—	855
Vesting of restricted shares	71,530	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(8,987)	—	(154)	—	—	—	(154)
Exercise of stock options	818	—	15	—	—	—	15
Net loss	—	—	—	(131,029)	—	—	(131,029)
Balance at June 30, 2020	94,408,378	$944	$670,513	$(247,027)	$—	$(415,309)	$9,121

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$82,878	$(187,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	72,805	75,954
Amortization of debt issuance costs and discounts	3,323	1,876
Deferred income tax provision (benefit)	682	(12,913)
Equity-based compensation	10,107	(281)
Other, including loss on sale or disposal of assets, net	2,112	322
Changes in assets and liabilities:
Accounts receivable	(75,345)	26,349
Inventories	5,647	(2,655)
Prepaid expenses and other current assets	(3,896)	(5,294)
Accounts payable and accrued expenses	20,361	24,624
Accrued salaries, wages and benefits	8,464	(7,929)
Deferred revenue	121,815	36,234
Other accrued liabilities	845	(17,616)
Right-of-use assets and operating lease liabilities	224	253
Other assets and liabilities	(1,944)	298
Net cash provided by (used in) operating activities	248,078	(68,326)
Cash Flows From Investing Activities:
Capital expenditures	(44,981)	(53,699)
Net cash used in investing activities	(44,981)	(53,699)
Cash Flows From Financing Activities:
Proceeds from issuance of senior secured notes, net	—	222,335
Repayments of long-term debt	(7,752)	(7,752)
Proceeds from draws on revolving credit facility	—	272,500
Repayments of revolving credit facility	—	(11,500)
Purchase of treasury stock	—	(12,406)
Payment of tax withholdings on equity-based compensation through shares withheld	(12,528)	(3,314)
Exercise of stock options	4,032	218
Debt issuance costs	—	(1,089)
Other financing activities	(4,357)	(719)
Net cash (used in) provided by financing activities	(20,605)	458,273
Change in Cash and Cash Equivalents, including Restricted Cash	182,492	336,248
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	435,225	40,925
Cash and Cash Equivalents, including Restricted Cash—End of period	$617,717	$377,173
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital expenditures in accounts payable	$18,737	$48,550
Other financing arrangements	$4,239	$2,837

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California; and Busch Gardens theme parks in Tampa, Florida; and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); San Diego, California (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove) and a park in Langhorne, Pennsylvania (Sesame Place).

Impact of Global COVID-19 Pandemic

In response to the global COVID-19 pandemic, and in compliance with government restrictions, the Company temporarily closed all of its theme parks effective March 16, 2020. Beginning in June 2020, the Company began the phased reopening of some of its parks with enhanced health, safety and cleaning measures, capacity limitations and/or modified/limited operations, which at times included reduced hours and/or reduced operating days.  By the end of June 2020, the Company had reopened seven of its 12 parks on a limited basis and by August 2020, the Company had reopened 10 of its 12 parks on a limited basis. The Company was unable to reopen its Aquatica water park in California and its Water Country USA water park in Virginia for the 2020 operating season but has opened both parks for their 2021 operating season.  As of June 30, 2021, all of the Company’s theme parks are now open and operating without COVID-19 related capacity limitations.

The Company’s SeaWorld park in California initially reopened in August 2020 on a limited basis, following the State of California’s guidance for reopening zoos.  In compliance with revised guidelines issued in the fourth quarter of 2020, the Company once again had to close this park effective December 7, 2020.  On January 15, 2021, the Company introduced a limited time drive-through only experience for guests at this park. The Company then reopened this park on February 6, 2021 on a limited basis, once again following California guidance for reopening zoos. In accordance with subsequently issued State of California revised guidelines, on April 12, 2021 this park resumed operations as a theme park with restricted capacity and on June 15, 2021, capacity restrictions for this park were removed.

Attendance for the Company’s Busch Gardens park in Virginia was also significantly impacted by state restrictions. Initially the State of Virginia had a state mandated capacity restriction of 1,000 guests at a time. On October 29, 2020, the state revised its theme park guidance and modified the methodology for calculating capacity at theme parks.  As a result, capacity at this park increased to approximately 4,000 guests at a time. On February 1, 2021, in consultation with the State of Virginia, the Company further increased capacity to approximately 6,000 guests at a time and on April 1, 2021 to approximately 13,000 guests.  On May 28, 2021, theme park capacity restrictions in the State of Virginia were removed.

The Company’s 2021 financial results continue to be impacted by the COVID-19 pandemic.  While 10 of the Company’s 12 parks were open at the beginning of the second quarter of 2021, all parks were operating with capacity limitations or modified/limited operations.  As mentioned above, by the end of the second quarter of 2021, all of the Company’s 12 parks were open, and all operating without COVID-19 related capacity limitations.

The Company continuously monitors guidance from federal, state and local authorities and engages with governmental authorities as well as medical/scientific consultants. The Company may adjust its plans accordingly as laws change and new information and guidance becomes available.  The COVID-19 pandemic has had, and may continue to have, a material impact on the Company’s financial results.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2021 or any future period due in part to the seasonal nature of the Company’s operations.  Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks were historically only open for a portion of the year.  However, during 2021, the Company added additional operating days for three of these parks.  In particular, the Company began year-round operations at its SeaWorld park in Texas and began to operate on select days at its Busch Gardens park in Virginia and its Sesame Place park in Pennsylvania.

The Company’s results of operations for the three and six months ended June 30, 2020 were materially impacted by the COVID-19 pandemic which ultimately led to temporary park closures effective on March 16, 2020. The timing of these park closures fell during historically high-volume spring break and summer weeks for most of the Company’s parks. The Company’s results of operations for the three and six months ended June 30, 2021 continue to be impacted by the COVID-19 pandemic due in part to capacity limitations and/or modified/limited operations which were in place for most of the respective periods as well as decreased demand due to public concerns associated with the pandemic.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including SEA. All intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets and liabilities, deferred revenue, equity compensation, and the valuation of goodwill and other indefinite-lived intangible assets. Estimates are based on various factors including current and historical trends, as well as other pertinent industry data.  The Company regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.  Actual results could differ from those estimates. Based on the uncertainty relating to the COVID-19 pandemic, including but not limited to the impact or timing of government restrictions, capacity limitations due to social distancing guidelines, public sentiment on social gatherings, travel and attendance patterns, travel restrictions, effectiveness and adoption of vaccines, potential supply chain disruptions and additional actions which could be taken by government authorities to manage the pandemic, the Company is not certain of the ultimate impact the COVID-19 pandemic could have on its estimates, business or results of operations.

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

	June 30,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$615,791	$433,909
Restricted cash, included in prepaid expenses and other current assets	1,926	1,316
Total cash, cash equivalents and restricted cash	$617,717	$435,225

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

Food, merchandise and other revenue primarily consists of culinary, merchandise and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented.  The Company recognizes revenue for food, merchandise and other in-park products when the related products or services are received by guests.

At June 30, 2021 and December 31, 2020, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreement, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(In thousands)
Deferred revenue, including long-term portion	$252,779	$144,187
Less: Deferred revenue, long-term portion, included in other liabilities	14,085	13,428
Deferred revenue, short-term portion	$238,694	$130,759

The increase in deferred revenue as of June 30, 2021 compared to December 31, 2020 primarily relates to admission product sales, particularly for the Company’s passes and single-day ticket products which have not been fully redeemed.

International Agreements

The Company has received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East to provide certain services pertaining to the planning and design of SeaWorld Abu Dhabi, a marine life theme park on Yas Island (the “Middle East Project”), with funding received expected to offset internal expenses. The Company receives additional funds from its partner related to agreed-upon services and reimbursements of costs incurred by the Company on behalf of the Middle East Project including approximately $2.3 million and $1.9 million of deferred revenue recorded in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. Approximately $7.3 million and $5.9 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.  The Company has recognized an asset for the costs incurred to fulfill the contract as the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. Construction for the Middle East Project is on track and scheduled to be completed by the end of 2022.

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

•

ASU 2019-12, Simplifying the Accounting for Income Taxes, simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 was effective for the Company beginning January 1, 2021. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statements or disclosures.

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows:

	For the Three Months Ended June 30,
	2021			2020
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$127,762	78,986	$1.62	$(131,029)	78,093	$(1.68)
Effect of dilutive incentive-based awards		1,191			—
Diluted earnings (loss) per share	$127,762	80,177	$1.59	$(131,029)	78,093	$(1.68)

	For the Six Months Ended June 30,
	2021			2020
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$82,878	78,724	$1.05	$(187,548)	78,153	$(2.40)
Effect of dilutive incentive-based awards		1,399			—
Diluted earnings (loss) per share	$82,878	80,123	$1.03	$(187,548)	78,153	$(2.40)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. During the three and six months ended June 30, 2021, there were approximately 184,000 and 126,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and six months ended June 30, 2020, there were approximately 2,345,000 and 2,023,000 potentially dilutive shares excluded from the computation of diluted loss per share, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods. The Company’s outstanding performance-vesting restricted awards of approximately 1,141,000 and 1,487,000 as of June 30, 2021 and 2020, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings (loss) per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2021 was 6.2% and 3.8%, respectively, and differs from the effective statutory federal income tax rate of 21.0% primarily due to state income taxes, valuation allowance adjustments on federal and state carryforwards as described below, and deductible equity-based compensation.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources.  Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.  Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. Therefore, as of June 30, 2021 and December 31, 2020, respectively, the Company had recorded valuation allowances of approximately $1.2 million and $39.5 million for federal net operating loss carryforwards, approximately $12.8 million and $15.0 million, net of federal tax benefit, for certain state net operating loss carryforwards, approximately $2.9 million and $7.1 million for federal tax credits, and approximately $4.6 million and $4.0 million for charitable contributions.

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

The Company’s valuation allowances, in part, also rely on estimates and assumptions related to future financial performance. Given the macroeconomic environment related to the COVID-19 pandemic and the uncertainties regarding the related impact on financial performance, the Company’s valuation allowances may need to be further adjusted in the future.  Due to recent improvements in operating results management believes it is reasonably possible that a portion or all of the remaining valuation allowances may no longer be needed by year end.  Release of any valuation allowances would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period any release is recorded.  The exact timing and amount of any release is subject to change based on the level of profitability the Company is able to achieve.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2021 and December 31, 2020, consisted of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Accrued interest	$23,807	$23,422
Accrued taxes	9,272	10,518
Self-insurance reserve	7,458	7,540
Other	10,706	9,470
Total other accrued liabilities	$51,243	$50,950

6. LONG-TERM DEBT

Long-term debt, net, as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Term B-5 Loans (effective interest rate of 3.75% at June 30, 2021 and December 31, 2020)	$1,484,626	$1,492,378
Second-Priority Senior Notes (interest rate of 9.50%)	500,000	500,000
Senior Notes (interest rate of 8.75%)	227,500	227,500
Total long-term debt	2,212,126	2,219,878
Less: unamortized discounts and debt issuance costs	(23,913)	(27,236)
Less: current maturities	(65,505)	(15,505)
Total long-term debt, net	$2,122,708	$2,177,137

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

As of June 30, 2021, the Senior Secured Credit Facilities consisted of $1.485 billion in Term B-5 Loans which will mature on March 31, 2024 and a $332.5 million revolving credit facility (the “Revolving Credit Facility”), which was not drawn upon as of June 30, 2021, and will mature on October 31, 2023.

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

As of June 30, 2021, SEA had approximately $20.5 million of outstanding letters of credit, leaving approximately $312.0 million available for borrowing under the Revolving Credit Facility.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the issuance of the Senior Notes and as a result of Amendment No. 10 and Amendment No. 11, SEA recorded discounts and fees of approximately $7.5 million and $7.8 million during the three and six months ended June 30, 2020, respectively.

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

Subsequent Events

Pursuant to (i) above, on July 14, 2021, the Company redeemed $50.0 million in aggregate principal amount of its Second-Priority Senior Notes at a price equal to 103% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. As a result of this redemption, as June 30, 2021, $50.0 million of the outstanding balance related to the Company’s Second-Priority Senior Notes has been included in current maturities of long-term debt in the unaudited condensed consolidated balance sheet.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 26, 2021, the Company issued (i) a conditional notice of partial redemption (the “Conditional Notice of Partial Redemption”) for the Second-Priority Senior Notes and (ii) a conditional notice of full redemption for the Second-Priority Senior Notes not purchased pursuant to the Conditional Notice of Partial Redemption (the “Conditional Notice of Full Redemption,” together with the Conditional Notice of Partial Redemption, the “Redemption Notices”).

The Conditional Notice of Partial Redemption states that $50.0 million aggregate principal amount of the Second-Priority Senior Notes will be redeemed on August 25, 2021 at a price equal to the sum of (i) 103% of the principal amount to be redeemed, plus (ii) accrued and unpaid interest, if any, to, but excluding, the redemption date. The Conditional Notice of Full Redemption states that $400.0 million aggregate principal amount of the Second-Priority Senior Notes will be redeemed on August 25, 2021 at a price equal to the sum of (i) 100% of the principal amount to be redeemed, plus (ii) the Applicable Premium (as defined in the indenture governing the Second-Priority Senior Notes) as of the redemption date plus (iii) accrued and unpaid interest, if any, to, but excluding, the redemption date.

The redemptions pursuant to the Redemption Notices are conditioned on the completion of a financing, which may be notes, loans or other securities, or a combination thereof, on or prior to the redemption date, by the Company on terms satisfactory to the Company and in an aggregate principal amount satisfactory to the Company.

On August 5, 2021, the Company announced it intends to commence the marketing of a new seven-year $1.1 billion senior secured first lien term loan facility (the “New Term Loan Facility”) and a new five-year approximately $385.0 million senior secured first lien revolving credit facility (the “New Revolving Credit Facility”).

The Company intends to use the proceeds from the New Term Loan Facility, together with the proceeds from a financing, which may be notes, loans or other securities, or a combination thereof, on terms satisfactory to the Company and in an aggregate principal amount satisfactory to the Company to repay all borrowings outstanding under the existing senior facilities and to pay related fees and expenses. The closing of the New Term Loan Facility and the New Revolving Credit Facility is subject to successful marketing and other conditions, and there can be no assurance that the Company will close the New Term Loan Facility or the New Revolving Credit Facility (or offer the aforementioned notes) as described or at all.

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

The Revolving Credit Facility requires that the Company comply with a springing maximum first lien secured leverage ratio of 6.25x to be tested as of the last day of any fiscal quarter, solely to the extent that on such date the aggregate amount of funded loans and letters of credit (excluding undrawn letters of credit in an amount not to exceed $30.0 million and cash collateralized letters of credit) under the Revolving Credit Facility exceeds an amount equal to 35% of the then outstanding commitments under the Revolving Credit Facility. Pursuant to Amendment No. 12, among other terms, SEA is exempt from complying with its first lien secured leverage ratio covenant through the end of 2021, after which SEA will be required to comply with such covenant starting in the first quarter of 2022. For purposes of calculating compliance with such covenant, unless a Triggering Event occurs (as defined in Amendment No. 12),  beginning with the first quarter of 2022, to the extent trailing Adjusted EBITDA (as defined in Amendment No. 12) for the second, third or fourth quarters of 2021 would have otherwise been included in the calculation of such covenant, in lieu of using actual Adjusted EBITDA for such periods, Adjusted EBITDA (as defined in Amendment No.12) for such applicable periods will be deemed to be actual Adjusted EBITDA for the corresponding quarter of 2019.  In addition, SEA will be required to comply with a quarterly minimum liquidity test (defined as unrestricted cash and cash equivalents and available commitments under the Revolving Credit Facility) of not less than $75.0 million until the earlier of September 30, 2022 or the date on which the Company elects to use the actual Adjusted EBITDA for purposes of calculating its financial maintenance covenant. SEA will also be restricted from paying any dividends or making other restricted payments through the third quarter of 2022 unless certain conditions are met.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt at June 30, 2021 is repayable as follows and does not include the impact of any future voluntary prepayments. The $50.0 million partial redemption of the Second-Priority Senior Notes discussed above is reflected below based upon the repayment made in July 2021:

Years Ending December 31:	(In thousands)
Remainder of 2021	$57,753
2022	15,505
2023	15,505
2024	1,445,863
2025	677,500
Total	$2,212,126

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

Cash paid for interest relating to the Senior Secured Credit Facilities, Senior Notes, Second-Priority Senior Notes and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $58.3 million and $36.5 million in the six months ended June 30, 2021 and 2020, respectively.

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

In May 2020, the Company’s Interest Rate Swap Agreements expired. As such, the Company did not have any derivative instruments outstanding as of June 30, 2021 and December 31, 2020.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps at times as part of its interest rate risk management strategy. During the three and six months ended June 30, 2020, such derivatives were used to hedge a portion of the variable cash flows associated with existing variable-rate debt.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Derivatives in Cash Flow Hedging Relationships:	(In thousands)
Loss recognized in accumulated other comprehensive (loss) income	$(26)	$(370)
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	$1,199	$2,501

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

Of the Company’s long-term obligations, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy and the Senior Notes and Second-Priority Senior Notes are classified in Level 1 of the fair value hierarchy as of June 30, 2021 and December 31, 2020. The fair value of the Term B-5 Loans approximate their carrying value, excluding unamortized debt issuance costs and discounts, due in part to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes and Second-Priority Senior Notes was determined using quoted prices in active markets for identical instruments.

The Company did not have any assets measured on a recurring basis at fair value as of June 30, 2021 and December 31, 2020. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of June 30, 2021:
Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2021
Liabilities:	(In thousands)
Long-term obligations (a)	$784,338	$1,484,626	$—	$2,268,964

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $65.5 million and long-term debt of $2.123 billion as of June 30, 2021.

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

9. COMMITMENTS AND CONTINGENCIES

2020 Settled Matters

In 2020, the Company received final court approval of a settlement for a previously disclosed stockholder class action lawsuit, captioned Baker v. SeaWorld Entertainment, Inc., et al. The settlement required the Company to pay $65.0 million and did not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant. During the year ended December 31, 2019, the Company recorded $32.1 million of legal settlement charges, net of insurance recoveries, related to this case. The full settlement amount was funded during the six months ended June 30, 2020.

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

Legal Proceedings

Securities Class Action Lawsuit

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers. The plaintiffs allege, among other things, that the defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business. The complaint further alleges that such statements were made to induce plaintiffs to purchase common stock of the Company at artificially-inflated prices and that plaintiffs suffered investment losses as a result.  The plaintiffs have indicated to the Company they believe the damages are in the range of $30 million to $35 million before considering interest.  In 2018, defendants moved for partial dismissal of the complaint.  In 2019, the Court granted defendants’ motion and dismissed plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements. The parties have completed discovery and will be filing summary judgment motions. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously. While there can be no assurance regarding the ultimate outcome of this lawsuit, the Company believes that any potential loss would not be material.

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

In November 2020, the Company filed in the Court of Chancery of the State of Delaware an action for declaratory judgment seeking a declaration that the threatened claims of the former employees are time-barred and without merit. In response, the defendant former employees filed a motion to dismiss or in the alternative to stay and compel arbitration. The parties have agreed to arbitrate whether the former employees’ claims are subject to arbitration. In terms of potential exposure, the value of the total shares at issue for these certain former employees depends largely upon the Company’s current share price, which fluctuates daily. Approximately 300,000 shares are at issue. The Company believes that the former employees’ claims are without merit and intends to defend vigorously its positions. While there can be no assurance regarding the ultimate outcome of this matter, the Company believes that any potential loss would not be material.

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

License Commitments

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) no later than mid-2021 and minimum annual capital and marketing thresholds.  The Company is currently in discussion with Sesame Workshop regarding the License Agreement as a result of the impacts of the COVID-19 pandemic. After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of June 30, 2021, the Company estimates the combined remaining obligations for these commitments could be up to approximately $35.0 million over the remaining term of the agreement. In October 2019, the Company announced that it planned to convert Aquatica San Diego into its second Sesame Place Standalone Park in the spring of 2021. While construction began in the fall of 2019, it was temporarily paused due to the COVID-19 pandemic. The Company has opened its Aquatica San Diego park for the 2021 operating season and currently expects to open this park rebranded as its second Sesame Place Standalone Park in 2022.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Equity compensation expense included in operating expenses	$1,564	$674	$2,502	$(1,077)
Equity compensation expense included in selling, general and administrative expenses	4,070	2,646	7,605	796
Total equity compensation expense	$5,634	$3,320	$10,107	$(281)

The credit in equity compensation expense for the six months ended June 30, 2020, was primarily due to the reversal of expense related to certain performance vesting restricted units which were no longer considered probable of vesting and also included the reversal of expense related to outstanding unvested equity awards previously held by the Company’s former chief executive officer which were forfeited in connection with his departure.  See Long-term Incentive Performance Restricted Awards section which follows for further details.

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7.8 million shares are available for future issuance as of June 30, 2021. The Company has outstanding time restricted awards, performance restricted awards and incentive stock options.

Bonus Performance Restricted Units

During the six months ended June 30, 2021, the Company granted approximately 120,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2021 (the “2021 Bonus Plan”).  The 2021 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, as defined by the 2021 Bonus Plan, with respect to the year ended December 31, 2021 (the “Fiscal 2021”).  The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2021 which ranges from 0% (if below threshold performance), to 125% (if at maximum performance) with opportunities to earn above 125% when achievement is above the maximum performance for certain metrics.

Due to the impact of the COVID-19 pandemic, the Company did not have an annual bonus plan for the fiscal year ended December 31, 2020 (“Fiscal 2020”); however, based on a discretionary review of performance in light of the negative impact of the COVID-19 pandemic on the Company’s business, the Compensation Committee determined to make discretionary equity awards to the Company’s bonus eligible employees during the six months ended June 30, 2021.  These awards were paid entirely in restricted stock units that vest 50% each on the first and second anniversaries of the date of grant.

Long-term Incentive Performance Restricted Awards

During the six months ended June 30, 2021, the Company granted long-term incentive plan awards for 2021 (the “2021 Long-Term Incentive Grant”) which were comprised of approximately 120,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 120,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved.  Based on the Company’s progress towards its respective performance goals, a portion of its performance-vesting restricted awards are not considered probable of vesting as of June 30, 2021; therefore, equity compensation expense has not yet been recorded related to these awards.  If the probability of vesting related to these awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

11. STOCKHOLDERS’ DEFICIT

As of June 30, 2021, 95,380,481 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 16,260,248 shares of treasury stock held by the Company and excludes 57,124 unvested shares of common stock and 2,114,222 unvested restricted stock units or deferred stock units held by certain participants in the Company’s equity compensation plans or members of the Company’s Board of Directors (the “Board”) (see Note 10–Equity-Based Compensation).

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

During the six months ended June 30, 2020, prior to the COVID-19 temporary park closures, the Company completed a share repurchase of 469,785 shares for an aggregate total of approximately $12.4 million. As of June 30, 2021, the Company has approximately $237.6 million available under the Share Repurchase Program. In connection with Amendment No. 12 to the Company’s Amended Credit Agreement, the Company is restricted from paying any dividends or making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met (see Note 6–Long-Term Debt).

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

Recent Developments

Impact of Global COVID-19 Pandemic

In response to the global COVID-19 pandemic and in compliance with government restrictions, we temporarily closed all of our theme parks effective March 16, 2020. Beginning in June 2020, we began the phased reopening of some of our parks with capacity limitations and/or modified/limited operations and by the end of June 2020, we had reopened seven of our 12 parks on a limited basis. See further discussion in Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Due to the COVID-19 pandemic, we implemented enhanced health and safety protocols for our parks including capacity limitations, increased cleaning measures, physical distancing practices, face covering requirements and temperature screening of both guests and employees.  During the second quarter of 2021, based on revisions to federal, state and local guidelines, we modified some of these protocols.  In particular, we are no longer requiring face coverings for guests who are fully vaccinated and fully vaccinated employees working in outdoor areas. We have also discontinued temperature screenings at all of our parks. Additionally, in July 2021, excluding our reservations-only Discovery Cove park, we suspended the requirement for our guests to use our reservation system, providing guests more flexibility in planning their visit.

At the start of 2021, seven of our 12 parks were open, compared to eight of our 12 parks at the start of 2020. At the start of the second quarter of 2021, 10 of our 12 parks were open but operating with capacity limitations or modified/limited operations.  By the end of the second quarter 2021, all of our parks were open and operating without COVID-19 related capacity limitations.

We continue our focus on reducing costs, improving operating margins and streamlining our labor structure to better align with our strategic business objectives.  Since the start of the COVID-19 pandemic, we have spent significant time reviewing our operations and have identified meaningful cost savings opportunities which we believe will further strengthen our business.

As approved vaccines continue to be distributed, public health conditions, the operating environment and capacity limitations have improved; however, there can be no certainty of the extent and effectiveness of the vaccines or how they will impact these factors and others, including domestic or international travel, group events, public opinion concerning social gatherings, consumer behavior or federal, state and local regulations related to health protocols, capacity limitations and social gatherings.

Due in part to the current overall labor market and COVID-19 related factors, we have experienced and may continue to experience challenges in meeting our seasonal staffing goals, which could impact operations. These staffing challenges have led to wage pressures in select markets for select roles during the quarter.  These wage pressures were more than offset by cost savings initiatives.

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

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix (including the impact of pass visitation rates), and the park attendance mix, among other factors. The admissions product mix, also referred to as the attendance or visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual/season passes or complimentary tickets and can be impacted by the mix of guests as domestic and international guests generally purchase higher admission per capita ticket products than our local guests.  A higher mix of complimentary tickets will lower our admissions per capita.  Pass visitation rates are the number of visits per pass.  A higher number of visits per pass would yield a lower admissions per capita as the revenue is recognized over more visits.  The park attendance mix is defined as the mix of theme parks visited and can impact admission per capita based on the theme park’s respective pricing which, on average, is lower for our water parks compared to our other theme parks.

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

As a result of the COVID-19 pandemic, we believe the level of attendance in our theme parks, including the mix of attendance from certain markets and certain guests has been and will continue to be impacted by public concerns over the COVID-19 pandemic, the number of reported local cases of COVID-19, domestic and international travel restrictions, federal, state and local regulations related to public places, limits on social gatherings, the availability and/or effectiveness of vaccines for adults and children, and overall public safety sentiment. We continuously monitor factors impacting our attendance, making strategic operations, marketing and sales adjustments as necessary.

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

As a result of the impact of the COVID-19 pandemic on our business, costs and expenses as a percent of revenue for the three and six months ended June 30, 2021 and 2020, are not necessarily indicative of costs and expenses as a percent of revenue for any future period, due in part to the impact of fixed operating costs and certain other costs which are not dependent on attendance levels, as well as certain costs associated with the COVID-19 pandemic.

For other factors affecting our costs and expenses, see the “Impact of Global COVID-19 Pandemic” section and the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Additionally, we maintain valuation allowances for certain deferred tax assets which rely on estimates and assumptions on future financial performance, which may need to be adjusted in the future.  See Note 4–Income Taxes in our notes to the unaudited condensed consolidated financial statements for further details.

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

Due in part to the temporary park closures, capacity limitations and/or modified/limited operations, the COVID-19 pandemic has impacted the seasonality of our business and it is difficult to estimate how the COVID-19 pandemic will impact seasonality in the future. Furthermore, any changes to the operating schedule of a park such as increasing operating days for our seasonal parks, could impact seasonality in the future. During the first six months of 2021, we began year-round operations at our SeaWorld park in Texas and began to operate on select days at both our Busch Gardens park in Virginia and our Sesame Place park in Pennsylvania.

See “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

Our results for the three and six months ended June 30, 2021 are not directly comparable to the three and six months ended June 30, 2020 primarily due to temporary park closures, effective on March 16, 2020, capacity limitations, and modified/limited operations associated with the COVID-19 pandemic.  Our business continues to be impacted by the COVID-19 pandemic; however, we have seen improvement in operating results during the three and six months ended June 30, 2021 due in part to an improving operating environment along with the impact of strategic measures we have taken both before and during the COVID-19 pandemic.

See “Impact of Global COVID-19 Pandemic” and “Attendance” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.  The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table presents key operating and financial information for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30,		Variance
	2021	2020	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$243,225	$9,775	$233,450	NM
Food, merchandise and other	196,559	8,251	188,308	NM
Total revenues	439,784	18,026	421,758	NM
Costs and expenses:
Cost of food, merchandise and other revenues	34,173	1,153	33,020	NM
Operating expenses (exclusive of depreciation and amortization shown separately below)	157,307	59,049	98,258	166.4%
Selling, general and administrative expenses	43,190	21,104	22,086	104.7%
Severance and other separation costs	1,496	9	1,487	NM
Depreciation and amortization	36,247	37,941	(1,694)	(4.5%)
Total costs and expenses	272,413	119,256	153,157	128.4%
Operating income (loss)	167,371	(101,230)	268,601	NM
Other expense (income), net	21	(1)	22	NM
Interest expense	31,127	21,908	9,219	42.1%
Income (loss) before income taxes	136,223	(123,137)	259,360	NM
Provision for income taxes	8,461	7,892	569	7.2%
Net income (loss)	$127,762	$(131,029)	$258,791	NM
Other data:
Attendance	5,809	272	5,537	NM
Total revenue per capita	$75.71	$66.27	$9.44	14.2%
Admission per capita	$41.87	$35.94	$5.93	16.5%
In-park per capita spending	$33.84	$30.33	$3.51	11.6%

NM – Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended June 30, 2021 increased $233.5 million to $243.2 million as compared to $9.8 million for the three months ended June 30, 2020. The increase in admissions revenue was primarily a result of an increase in attendance of approximately 5.5 million guests, along with an increase in admission per capita.  Attendance during the three months ended June 30, 2021 benefitted from an increase in demand and operating days resulting from a return to more normalized operations when compared to the second quarter of 2020, which was significantly impacted by the temporary park closures. Admission per capita increased by 16.5% to $41.87 for the three months ended June 30, 2021 compared to $35.94 in the three months ended June 30, 2020.  Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, which was partially offset by the net impact of the park and admissions product mix when compared to the prior year quarter due in part to limited operating days and temporary park closures.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2021 increased $188.3 million to $196.6 million as compared to $8.3 million for the three months ended June 30, 2020. The increase results primarily from the increase in attendance discussed above, along with an increase in in-park per capita spending.  In-park per capita spending increased by 11.6% to $33.84 in the three months ended June 30, 2021 compared to $30.33 in the three months ended June 30, 2020.  In-park per capita spending improved primarily due to increased guest spending, new or enhanced and expanded in-park offerings, an improved product mix, higher realized prices and a strong consumer demand environment during the quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2021 increased by $33.0 million to $34.2 million as compared to $1.2 million for the three months ended June 30, 2020, primarily due to the increase in related revenue.  These costs represent 17.4% and 14.0% of the related revenue earned for the three months ended June 30, 2021 and 2020, respectively.  The increase as a percent of related revenue primarily reflects a return to more normalized operations and a higher mix of retail products sold, which generally have a higher cost of sales component than our culinary or other in park products.  Compared to previous years, these costs as a percent of related revenue for the three months ended June 30, 2019 and 2018, were 18.0% and 19.2%, respectively.

Operating expenses. Operating expenses for the three months ended June 30, 2021 increased by $98.3 million, or 166.4%, to $157.3 million as compared to $59.0 million for the three months ended June 30, 2020. Operating expenses in the prior year period were significantly impacted by the temporary park closures, which resulted in furloughing approximately 95% of our employees and eliminating or deferring all non-essential operating expenses while the parks were closed.  As a result, the increase in operating expenses during the second quarter of 2021 primarily results from a return to more normalized operations with all 12 parks open compared to only 7 parks which reopened in June 2020 with limited/modified operations.  In particular, operating expenses increased largely due to labor-related costs to staff all 12 open parks, partially offset by structural cost savings initiatives when compared to the prior year quarter.  Operating expenses as a percent of revenue were 35.8% for the three months ended June 30, 2021 and are not comparable to the prior year period primarily due to the impact of certain operating costs in 2020 which are not dependent on attendance levels.  Compared to previous years, operating expenses as a percent of revenue for the three months ended June 30, 2019 and 2018, were 42.0% and 48.5%, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2021 increased $22.1 million, or 104.7%, to $43.2 million as compared to $21.1 million for the three months ended June 30, 2020.   The increase primarily relates to increased marketing related costs resulting from a return to more normalized operations in the second quarter of 2021 as we substantially eliminated all marketing related costs while the parks were closed in 2020.  Selling, general and administrative expenses were also impacted by an increase in labor-related costs when compared to the prior year quarter which included the impact of furloughs due to the temporary park closures, partially offset by the impact of cost savings and efficiency initiatives.  Selling, general and administrative expenses as a percent of revenue were 9.8% for the three months ended June 30, 2021 and is not comparable to the prior year period primarily due to the impact of the temporary park closures.  Compared to previous years, selling, general and administrative expenses as a percent of revenue for the three months ended June 30, 2019 and 2018, were 16.6% and 18.1%, respectively.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2021 declined by $1.7 million, or 4.5%, to $36.2 million as compared to $37.9 million for the three months ended June 30, 2020. The decrease primarily relates to a decline in new asset additions along with the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended June 30, 2021 increased $9.2 million, or 42.1%, to $31.1 million as compared to $21.9 million for the three months ended June 30, 2020. The increase primarily relates to interest on the Senior Notes issued in April 2020 and the Second-Priority Senior Secured Notes issued in August 2020, partially offset by reduced interest related to the Revolving Credit Facility, which was undrawn in 2021, and the impact of interest rate swap agreements which expired in the second quarter of 2020. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Provision for income taxes. Income taxes in the three months ended June 30, 2021 was a provision of $8.5 million compared to $7.9 million for the three months ended June 30, 2020.  Our consolidated effective tax rate was 6.2% for the three months ended June 30, 2021 compared to -6.4% for the three months ended June 30, 2020.  The effective tax rate was primarily impacted by non-cash valuation allowance adjustments on federal and state net operating loss carryforwards, a valuation allowance adjustment on federal tax credits, changes in state tax rates and tax impacts of equity-based compensation.

Supplemental comparison of the three months ended June 30, 2021 to the three months ended June 30, 2019

We believe a comparison of selected financial results for the three months ended June 30, 2021 to the three months ended June 30, 2019 may provide additional insight regarding the current impact of the COVID-19 pandemic on our business.  As such, the following supplemental discussion provides an analysis of selected operating results for the three months ended June 30, 2021 compared to the three months ended June 30, 2019. The selected summary financial data for the three months ended June 30, 2019 was derived from the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2019.

	For the Three Months Ended
	June 30,		Variance
	2021	2019	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$243,225	$227,828	$15,397	6.8%
Food, merchandise and other	196,559	178,164	18,395	10.3%
Total revenues	439,784	405,992	33,792	8.3%
Selected Costs and expenses:
Cost of food, merchandise and other revenues	34,173	32,006	2,167	6.8%
Operating expenses (exclusive of depreciation and amortization)	157,307	170,398	(13,091)	(7.7%)
Selling, general and administrative expenses	43,190	67,205	(24,015)	(35.7%)
Other data:
Attendance	5,809	6,463	(654)	(10.1%)
Total revenue per capita	$75.71	$62.82	$12.89	20.5%
Admission per capita	$41.87	$35.25	$6.62	18.8%
In-park per capita spending	$33.84	$27.57	$6.27	22.7%

Admissions revenue. Admissions revenue for the three months ended June 30, 2021 increased $15.4 million, or 6.8%, to $243.2 million as compared to $227.8 million for the three months ended June 30, 2019. The increase in admissions revenue was primarily a result of an increase in admissions per capita, partially offset by a decrease in attendance of approximately 0.7 million guests, or 10.1%.  Attendance declined when compared to 2019 primarily due to COVID-19 related impacts including capacity limitations and/or modified/limited operations at our parks for some of the quarter.  Admission per capita increased by 18.8% to $41.87 in 2021 compared to $35.25 in 2019. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, along with the net impact of the admissions product mix when compared to the second quarter of 2019.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2021 increased $18.4 million, or 10.3%, to $196.6 million as compared to $178.2 million for the three months ended June 30, 2019, primarily as a result of an increase in in-park per capita spending, partially offset by a decrease in attendance as discussed above.  In-park per capita spending increased by 22.7% to $33.84 in the second quarter of 2021 compared to $27.57 in the second quarter of 2019.  In-park per capita spending improved primarily due to increased guest spending, higher realized prices and fees, an improved product mix, new or enhanced and expanded in-park offerings, and a strong consumer demand environment during the quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2021 increased $2.2 million, or 6.8%, to $34.2 million as compared to $32.0 million for the three months ended June 30, 2019, primarily due to an increase in volume.  These costs represent 17.4% and 18.0% of the related revenue earned for the three months ended June 30, 2021 and 2019, respectively.  The decrease as a percent of related revenue partly relates to the impact of sourcing cost savings initiatives combined with higher realized prices on some of our in-park products.

Operating expenses. Operating expenses for the three months ended June 30, 2021 decreased $13.1 million, or 7.7%, to $157.3 million as compared to $170.4 million for the three months ended June 30, 2019.  The decrease is primarily due to a net reduction in labor-related costs and other operating costs primarily resulting from structural cost savings initiatives and the impact of modified/limited operations due to COVID-19 for most of the quarter.  Operating expenses were 35.8% of total revenues for the three months ended June 30, 2021 compared to 42.0% for the three months ended June 30, 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2021 decreased $24.0 million, or 35.7%, to $43.2 million as compared to $67.2 million for the three months ended June 30, 2019.  The decrease primarily relates to a reduction in marketing related costs and the impact of cost savings and efficiency initiatives. As a percentage of total revenue, selling, general and administrative expenses were 9.8% for the three months ended June 30, 2021 compared to 16.6% for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table presents key operating and financial information for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,		Variance
	2021	2020	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$339,005	$100,281	$238,724	NM
Food, merchandise and other	272,699	71,306	201,393	NM
Total revenues	611,704	171,587	440,117	NM
Costs and expenses:
Cost of food, merchandise and other revenues	49,115	14,257	34,858	NM
Operating expenses (exclusive of depreciation and amortization shown separately below)	265,079	192,048	73,031	38.0%
Selling, general and administrative expenses	74,654	48,058	26,596	55.3%
Severance and other separation costs	1,582	74	1,508	NM
Depreciation and amortization	72,805	75,954	(3,149)	(4.1%)
Total costs and expenses	463,235	330,391	132,844	40.2%
Operating income (loss)	148,469	(158,804)	307,273	NM
Other expense (income), net	195	(13)	208	NM
Interest expense	62,083	41,061	21,022	51.2%
Income (loss) before income taxes	86,191	(199,852)	286,043	NM
Provision for (benefit from) income taxes	3,313	(12,304)	15,617	NM
Net income (loss)	$82,878	$(187,548)	$270,426	NM
Other data:
Attendance	8,023	2,591	5,432	NM
Total revenue per capita	$76.24	$66.22	$10.02	15.1%
Admission per capita	$42.25	$38.70	$3.55	9.2%
In-park per capita spending	$33.99	$27.52	$6.47	23.5%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the six months ended June 30, 2021 increased $238.7 million to $339.0 million as compared to $100.3 million for the six months ended June 30, 2020. The improvement was a result of an increase in attendance and in admissions per capita. Total attendance for the first six months of 2021 increased by approximately 5.4 million guests when compared to the first six months of 2020.  Attendance improved primarily due to an increase in demand and operating days resulting from a return to more normalized operations in the first six months of 2021 compared to the first six months of 2020, which was significantly impacted by the temporary park closures. The increase in operating days more than offset unfavorable impacts on attendance from COVID-19 related impacts including capacity limitations and modified/limited operations for most of the first half of 2021. Admission per capita increased by 9.2% to $42.25 for the six months ended June 30, 2021 compared to $38.70 for the six months ended June 30, 2020, primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, partially offset by the net impact of the park and admissions product mix when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2021 increased $201.4 million to $272.7 million as compared to $71.3 million for the six months ended June 30, 2020. The increase largely results from the increase in attendance discussed above. In-park per capita spending increased by 23.5% to $33.99 for the six months ended June 30, 2021 compared to $27.52 for the six months ended June 30, 2020. In park per capita increased due to the impact of new or enhanced and expanded in-park offerings, increased guest spending, an improved product mix, higher realized prices and a strong consumer demand environment when compared to the prior year period.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2021 increased $34.9 million to $49.1 million as compared to $14.3 million for the six months ended June 30, 2020.  The increase primarily relates to the increase in attendance as discussed above.  These costs represent 18.0% and 20.0% of the related revenue earned for the six months ended June 30, 2021 and 2020, respectively. The decrease as a percent of related revenue primarily relates to the impact of sourcing cost savings initiatives combined with higher realized prices on some of our in-park products.  Compared to previous years, these costs as a percent of related revenue for the six months ended June 30, 2019 and 2018, were 18.2% and 19.3%, respectively.

Operating expenses. Operating expenses for the six months ended June 30, 2021 increased by $73.0 million, or 38.0%, to $265.1 million as compared to $192.0 million for the six months ended June 30, 2020. The increase primarily relates to a net increase in labor-related and other operating costs resulting from the impact of additional operating days due to a return to more normalized operations in 2021, partially offset by structural cost savings initiatives.  The prior year period was significantly impacted by labor-related reductions due to furloughs and other nonessential operating cost reductions resulting from the temporary park closures. Operating expenses as a percent of revenue were 43.3% for the six months ended June 30, 2021 and are not comparable to the prior year period primarily due to the impact of certain operating costs in 2020 which are not dependent on attendance levels.  Compared to previous years, operating expenses as a percent of revenue for the six months ended June 30, 2019 and 2018, were 51.1% and 56.7%, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2021 increased $26.6 million, or 55.3%, to $74.7 million as compared to $48.1 million for the six months ended June 30, 2020.  Excluding the impact of certain legal settlement proceeds in the prior year period, selling, general and administrative expenses increased by approximately $14.1 million primarily due to increased non-cash equity compensation expense, increased labor-related costs resulting from the impact of furloughs in the prior year period and increased marketing-related costs, partially offset by the impact of cost savings and efficiency initiatives.  The legal settlement proceeds in the prior year period related to approximately $12.5 million received related to a legal matter. See Note 9–Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. Selling, general and administrative expenses as a percent of revenue were 12.2% for the six months ended June 30, 2021 and is not comparable to the prior year period primarily due to the impact of the temporary park closures.  Compared to previous years, selling, general and administrative expenses as a percent of revenue for the six months ended June 30, 2019 and 2018, were 17.6% and 22.1%, respectively.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2021 decreased $3.1 million, or 4.1%, to $72.8 million as compared to $76.0 million for the six months ended June 30, 2020. The decrease primarily relates to a decline in new asset additions along with the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the six months ended June 30, 2021 increased $21.0 million, or 51.2%, to $62.1 million as compared to $41.1 million for the six months ended June 30, 2020. The increase primarily relates to interest on the Senior Notes issued in April 2020 and the Second-Priority Senior Secured Notes issued in August 2020, partially offset by reduced interest related to the Revolving Credit Facility, which was undrawn in 2021 and the impact of decreased LIBOR rates. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Provision for (benefit from) income taxes. Income taxes for the six months ended June 30, 2021 was a provision of $3.3 million compared to a benefit of $12.3 million for the six months ended June 30, 2020.  Our consolidated effective tax rate was 3.8% for the six months ended June 30, 2021 compared to 6.2% for the six months ended June 30, 2020.  The effective tax rate decreased primarily due to non-cash valuation allowance adjustments on federal and state net operating loss carryforwards, a valuation allowance adjustment on federal tax credits, changes in state tax rates and tax impacts on equity-based compensation.  See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Supplemental comparison of the six months ended June 30, 2021 to the six months ended June 30, 2019

We believe a comparison of selected financial results for the six months ended June 30, 2021 to the six months ended June 30, 2019 may provide additional insight regarding the current impact of the COVID-19 pandemic on our business.  As such, the following supplemental discussion provides an analysis of selected operating results for the six months ended June 30, 2021 compared to the six months ended June 30, 2019. The selected summary financial data for the first six months of 2019 was derived from the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2019.

	For the Six Months Ended
	June 30,		Variance
	2021	2019	#	%
Selected Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$339,005	$356,741	$(17,736)	(5.0%)
Food, merchandise and other	272,699	269,826	2,873	1.1%
Total revenues	611,704	626,567	(14,863)	(2.4%)
Selected costs and expenses:
Cost of food, merchandise and other revenues	49,115	49,219	(104)	(0.2%)
Operating expenses (exclusive of depreciation and amortization)	265,079	320,283	(55,204)	(17.2%)
Selling, general and administrative expenses	74,654	109,969	(35,315)	(32.1%)
Other data:
Attendance	8,023	9,802	(1,779)	(18.1%)
Total revenue per capita	$76.24	$63.92	$12.32	19.3%
Admission per capita	$42.25	$36.39	$5.86	16.1%
In-park per capita spending	$33.99	$27.53	$6.46	23.5%

Admissions revenue. Admissions revenue for the six months ended June 30, 2021 decreased $17.7 million, or 5.0%, to $339.0 million as compared to $356.7 million for the six months ended June 30, 2019. The decline in admissions revenue was primarily a result of a decrease in attendance of approximately 1.8 million guests, or 18.1%, partially offset by an increase in admission per capita.  Attendance declined when compared to 2019 primarily due to COVID-19 related impacts including capacity limitations and modified/limited operations at our parks for most of the first six months of 2021.  Admission per capita increased by 16.1% to $42.25 in 2021 compared to $36.39 in 2019. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, along with the net impact of the admissions product mix when compared to the first six months of 2019.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2021 increased $2.9 million, or 1.1%, to $272.7 million as compared to $269.8 million for the six months ended June 30, 2019, primarily as a result of an increase in in-park per capita spending, offset by a decrease in attendance as discussed above.  In-park per capita spending increased by 23.5% to $33.99 in the first six months of 2021 compared to $27.53 in the first six months of 2019.  In-park per capita spending improved primarily due to increased guest spending, higher realized prices and fees, an improved product mix, new, enhanced or expanded in-park offerings, and a strong consumer demand environment when compared to the first six months of 2019.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2021 decreased $0.1 million, or 0.2%, to $49.1 million as compared to $49.2 million for the six months ended June 30, 2019, primarily due to the decrease in volume.  These costs represent 18.0% and 18.2% of the related revenue earned for the six months ended June 30, 2021 and 2019, respectively.

Operating expenses. Operating expenses for the six months ended June 30, 2021 decreased $55.2 million, or 17.2%, to $265.1 million as compared to $320.3 million for the six months ended June 30, 2019.  The decrease is primarily due to a net reduction in labor-related costs and other operating costs primarily resulting from structural cost savings initiatives and the impact of modified/limited operations due to COVID-19 for most of 2021. Operating expenses were 43.3% of total revenues for the six months ended June 30, 2021 compared to 51.1% for the six months ended June 30, 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2021 decreased $35.3 million, or 32.1%, to $74.7 million as compared to $110.0 million for the six months ended June 30, 2019.  The decrease primarily relates to a reduction in marketing related costs and the impact of cost savings and efficiency initiatives. As a percentage of total revenue, selling, general and administrative expenses were 12.2% for the six months ended June 30, 2021 compared to 17.6% for the six months ended June 30, 2019.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), and could include share repurchases or other return of capital to stockholders, when permitted.  As of June 30, 2021, we had a working capital ratio (defined as current assets divided by current liabilities) of 1.5, due in part to our outstanding cash balance at June 30, 2021.  Historically, we typically operate with a working capital ratio less than 1 due to significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs. See the “Our Indebtedness” section for further details concerning the proactive measures we have taken to address liquidity in response to the COVID-19 pandemic.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2021	2020
	(Unaudited, in thousands)
Net cash provided by (used in) operating activities	$248,078	$(68,326)
Net cash used in investing activities	(44,981)	(53,699)
Net cash (used in) provided by financing activities	(20,605)	458,273
Net increase in cash and cash equivalents, including restricted cash	$182,492	$336,248

Cash Flows from Operating Activities

Net cash provided by operating activities was $248.1 million during the six months ended June 30, 2021 as compared to net cash used in operating activities of $68.3 million during the six months ended June 30, 2020.  The change in net cash provided by (used in) operating activities was primarily impacted by improved operating performance including increased sales of admission products, partially offset by the impact of increased interest payments in the six months ended June 30, 2021 when compared to the six months ended June 30, 2020, which was impacted by the temporary park closures.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the six months ended June 30, 2021 consisted primarily of capital expenditures of $45.0 million largely related to future attractions. Net cash used in investing activities during the six months ended June 30, 2020 consisted primarily of $53.7 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Six Months Ended June 30,
	2021	2020
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$31,668	$45,840
Expansion/ROI projects(b)	13,313	7,859
Capital expenditures, total	$44,981	$53,699
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, and revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. Historically, we generally expect to fund our capital expenditures through our operating cash flow. Due to the COVID-19 pandemic, we have taken proactive measures starting in March 2020 relating to our capital expenditures including delaying the opening of certain new rides.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2021 results primarily from payment of tax withholdings on equity-based compensation through shares withheld of $12.5 million and repayments on long-term debt of $7.8 million.  Net cash provided by financing activities during the six months ended June 30, 2020 results primarily from net draws on our revolving credit facility of $261.0 million and net proceeds from our Senior Notes offering of $222.3 million, partially offset by $12.4 million used to repurchase shares and repayments of $7.8 million on our long-term debt. See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below.  As of June 30, 2021, our indebtedness consisted of senior secured credit facilities, first-priority senior secured notes (“Senior Notes”) and second-priority senior secured notes (“Second-Priority Senior Notes”).

On August 5, 2021, we announced our intention to commence the marketing of a new seven-year $1.1 billion senior secured first lien term loan facility (the “New Term Loan Facility”) and a new five-year approximately $385.0 million senior secured first lien revolving credit facility (the “New Revolving Credit Facility”).

We intend to use the proceeds from the New Term Loan Facility, together with the proceeds from a financing, which may be notes, loans or other securities, or a combination thereof, on terms satisfactory to us and in an aggregate principal amount satisfactory to us to repay all borrowings outstanding under the existing senior facilities and to pay related fees and expenses. The closing of the New Term Loan Facility and the New Revolving Credit Facility is subject to successful marketing and other conditions, and there can be no assurance that we will close the New Term Loan Facility or the New Revolving Credit Facility (or offer the aforementioned notes) as described or at all.

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

As of June 30, 2021, our Senior Secured Credit Facilities consisted of $1.485 billion in Term B-5 Loans which will mature on March 31, 2024, along with a $332.5 million Revolving Credit Facility, which was not drawn upon as of June 30, 2021. As of June 30, 2021, SEA had approximately $20.5 million of outstanding letters of credit, leaving approximately $312.0 million available for borrowing under the Revolving Credit Facility. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for information regarding our required quarterly liquidity test which could impact amounts available for borrowing.

Senior Secured Notes

On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% Senior Notes and on August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% Second-Priority Senior Notes. On July 14, 2021, SEA redeemed $50.0 million in aggregate principal amount of the Second-Priority Senior Notes.

Covenant Compliance

As of June 30, 2021, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities.  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details relating to our restrictive covenants.

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

The following table reconciles Adjusted EBITDA, as defined in the Amended Credit Agreement, to net income (loss) for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2021	2020	2021	2020	2021
	(Unaudited, in thousands)
Net income (loss)	$127,762	$(131,029)	$82,878	$(187,548)	$(41,895)
Provision for (benefit from) income taxes	8,461	7,892	3,313	(12,304)	(14,908)
Interest expense	31,127	21,908	62,083	41,061	121,929
Depreciation and amortization	36,247	37,941	72,805	75,954	147,397
Equity-based compensation expense (a)	6,782	3,320	11,255	(281)	19,003
Loss on impairment or disposal of assets and certain non-cash expenses(b)	3,079	1,035	3,687	1,420	9,454
Business optimization, development and strategic initiative costs (c)	2,835	264	3,347	2,299	8,316
Certain investment costs and other taxes (d)	329	560	416	662	798
Other adjusting items (e)	2,194	4,271	4,221	(5,954)	5,416
Adjusted EBITDA (f)	$218,816	$(53,838)	$244,005	$(84,691)	$255,510
Items added back to Adjusted EBITDA, after cost savings, as defined in the Amended Credit Agreement:
Estimated cost savings (g)					7,100
Adjusted EBITDA, after cost savings (h)					$262,610

(a)

Reflects non-cash equity compensation expenses and related cash payroll taxes incurred during the period.  For the six months ended June 30, 2020, includes a reversal of equity compensation for certain performance vesting restricted units which were no longer considered probable of vesting.  See Note 10–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals.  For the three, six and twelve months ended June 30, 2021, primarily reflects asset write-offs and certain costs related to certain rides and equipment which were removed from service.

(c)

For the three and six months ended June 30, 2021, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $1.5 million and $1.6 million, respectively, of severance and other separation costs associated with positions eliminated and (ii) $0.4 million and $0.5 million, respectively, of third-party consulting costs.

For the six months ended June 30, 2020, reflects business optimization, development and other strategic initiative costs primarily related to $1.9 million of third-party consulting costs.

For the twelve months ended June 30, 2021, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $4.3 million of severance and other separation costs and (ii) $1.7 million of third-party consulting costs.

(d)	For the twelve months ended June 30, 2021, includes costs associated with a Registration Statement on Form S-3 filed in 2020.
(e)

Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.  For the three and six months ended June 30, 2021, primarily relates to incremental non-recurring costs associated with the COVID-19 pandemic, primarily associated with incremental labor-related costs to prepare, staff, and operate the parks with enhanced safety measures and legal costs related to COVID-19 related matters.

For the three and six months ended June 30, 2020, includes approximately $3.9 million in incremental non-recurring costs associated with the COVID-19 pandemic, primarily associated with incremental labor-related costs to prepare the parks for reopening with enhanced safety measures, incremental third-party consulting costs related to our COVID-19 response and safety communication strategies and initial purchases of personal protective equipment. For the six months ended June 30, 2020, also includes $12.5 million of insurance proceeds related to a legal settlement gain as previously disclosed.

For the twelve months ended June 30, 2021, includes approximately $9.2 million or incremental non-recurring costs associated with the COVID-19 pandemic, partially offset by approximately $4.4 million related to the return of funds previously paid for a legal settlement. See Note 9–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements for further details. The costs associated with the COVID-19 pandemic primarily relate to incremental labor-related costs to prepare, staff and operate the parks with enhanced safety measures, legal costs related to COVID-19 related matters, temporary or initial purchases of safety monitoring and personal protective equipment and contract termination or modification costs related to impacts from the temporary COVID-19 park closures.

(f)

Adjusted EBITDA is defined as net income (loss) before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items permitted in calculating covenant compliance under the credit agreement governing our Senior Secured Credit Facilities.

(g)

The Senior Secured Credit Facilities permits the calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings we expect to realize over the following 18 month period related to certain specified actions, including restructurings and cost savings initiatives.  These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Amended Credit Agreement and does not impact our reported GAAP net income (loss).  The Amended Credit Agreement limits the amount of such estimated savings which may be reflected to 25% of Adjusted EBITDA, calculated for the last twelve months before the impact of these estimated cost savings. The estimated cost savings included in the table above do not reflect the net annualized estimated cost savings we would have realized versus 2019 because operations during the last twelve-month period ended June 30, 2021 were significantly impacted by the COVID-19 pandemic.

(h)

The Senior Secured Credit Facilities permits our calculation of certain covenants to be based on Adjusted EBITDA, as defined above, for the last twelve month period further adjusted for net annualized estimated savings as described in footnote (g) above.

Contractual Obligations

There have been no material changes to our contractual obligations as of June 30, 2021 from those previously disclosed in our Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2021.

Recently Issued Financial Accounting Standards

Refer to Note 2–Recent Accounting Pronouncements in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation

The impact of inflation has affected, and will continue to affect, our operations significantly. Our costs of food, merchandise and other revenues are influenced by inflation and fluctuations in global commodity prices. In addition, costs for construction, repairs and maintenance and labor are all subject to inflationary pressures.

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

We previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt.  In May 2020, our interest rate swap agreements expired, as such, we did not have any derivative instruments outstanding as of June 30, 2021.  We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At June 30, 2021, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $312.0 million, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $8.3 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $5.2 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees were working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness. There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements for further details concerning our other legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A.to Part I of our Annual Report on Form 10-K, as filed on February 26, 2021, to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the second quarter of 2021.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2021	April 30, 2021	188,679	$49.14	—	$237,594,184
May 1, 2021	May 31, 2021	10,351	$50.47	—	237,594,184
June 1, 2021	June 30, 2021	14,571	$52.30	—	237,594,184
		213,601		—	$237,594,184
(1)

All purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

(2)

The Company’s Board of Directors had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. As of June 30, 2021, the Company had approximately $237.6 million available under the Share Repurchase Program. In connection with Amendment No. 12 to the Company’s Amended Credit Agreement, the Company is restricted from making restricted payments, including share repurchases, through the third quarter of 2022 unless certain conditions are met.  See Note 6–Long-Term Debt and Note 11–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1*†	Offer Letter of Employment, Agreed and Accepted the 24th day of June 2021, between SeaWorld Entertainment, Inc. and Tom Iven

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.

* †	Filed herewith. Identifies exhibits that consist of a management contract or compensatory plan or arrangement

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: August 6, 2021	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 6, 2021	By: /s/ Christopher C. Yarris
Christopher C. Yarris
Chief Accounting Officer
(Principal Accounting Officer)