Form 10-Q
period 2021-09-30
SeaWorld Entertainment, Inc.
filed 2021-11-15
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The registrant had outstanding 77,272,923 shares of Common Stock, par value $0.01 per share as of November 9, 2021.

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
•

inability to meet workforce needs, including our ability to attract and retain employees as well as potential incremental costs that may be associated with U.S. government vaccine mandates and related testing protocols;

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$553,570	$433,909
Accounts receivable, net	86,513	30,410
Inventories	25,870	30,700
Prepaid expenses and other current assets	15,056	12,418
Total current assets	681,009	507,437
Property and equipment, at cost	3,344,208	3,272,705
Accumulated depreciation	(1,710,939)	(1,611,745)
Property and equipment, net	1,633,269	1,660,960
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	132,977	136,572
Deferred tax assets, net	24,565	22,847
Other assets, net	16,123	15,264
Total assets	$2,711,221	$2,566,358
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$140,584	$105,369
Current maturities of long-term debt	12,000	15,505
Operating lease liabilities	3,037	3,757
Accrued salaries, wages and benefits	22,368	10,781
Deferred revenue	173,431	130,759
Other accrued liabilities	55,426	50,950
Total current liabilities	406,846	317,121
Long-term debt, net	2,106,366	2,177,137
Long-term operating lease liabilities	117,582	120,144
Deferred tax liabilities, net	26,382	15,772
Other liabilities	42,568	41,987
Total liabilities	2,699,744	2,672,161
Commitments and contingencies (Note 9)
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 95,419,927 and 94,652,248 shares issued at September 30, 2021 and December 31, 2020, respectively	954	946
Additional paid-in capital	695,374	680,360
Accumulated deficit	(186,825)	(371,800)
Treasury stock, at cost (17,794,246 and 16,260,248 shares at September 30, 2021 and December 31, 2020, respectively)	(498,026)	(415,309)
Total stockholders’ equity (deficit)	11,477	(105,803)
Total liabilities and stockholders’ equity (deficit)	$2,711,221	$2,566,358

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues:
Admissions	$296,694	$63,087	$635,699	$163,368
Food, merchandise and other	224,512	43,030	497,211	114,336
Total revenues	521,206	106,117	1,132,910	277,704
Costs and expenses:
Cost of food, merchandise and other revenues	37,977	9,298	87,092	23,555
Operating expenses (exclusive of depreciation and amortization shown separately below)	195,113	91,337	460,192	283,385
Selling, general and administrative expenses	53,617	24,335	128,271	72,393
Severance and other separation costs	—	2,581	1,582	2,655
Depreciation and amortization	36,306	38,052	109,111	114,006
Total costs and expenses	323,013	165,603	786,248	495,994
Operating income (loss)	198,193	(59,486)	346,662	(218,290)
Other (income) expense, net	(39)	(2)	156	(15)
Interest expense	28,372	28,145	90,455	69,206
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	58,827	—	58,827	—
Income (loss) before income taxes	111,033	(87,629)	197,224	(287,481)
Provision for (benefit from) income taxes	8,936	(8,392)	12,249	(20,696)
Net income (loss)	$102,097	$(79,237)	$184,975	$(266,785)
Other comprehensive income:
Unrealized gain on derivatives, net of tax	—	—	—	1,559
Comprehensive income (loss)	$102,097	$(79,237)	$184,975	$(265,226)
Earnings (loss) per share:
Earnings (loss) per share, basic	$1.29	$(1.01)	$2.35	$(3.41)
Earnings (loss) per share, diluted	$1.28	$(1.01)	$2.31	$(3.41)
Weighted average common shares outstanding:
Basic	78,962	78,154	78,804	78,153
Diluted	79,950	78,154	80,065	78,153

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity (Deficit)
Balance at December 31, 2020	94,652,248	$946	$680,360	$(371,800)	$—	$(415,309)	$(105,803)
Equity-based compensation	—	—	4,473	—	—	—	4,473
Vesting of restricted shares	130,834	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(41,271)	—	(1,971)	—	—	—	(1,971)
Exercise of stock options	116,634	1	2,392	—	—	—	2,393
Net loss	—	—	—	(44,884)	—	—	(44,884)
Balance at March 31, 2021	94,858,445	$948	$685,253	$(416,684)	$—	$(415,309)	$(145,792)
Equity-based compensation	—	—	5,634	—	—	—	5,634
Vesting of restricted shares	653,146	7	(7)	—	—	—	—
Shares withheld for tax withholdings	(213,601)	(3)	(10,554)	—	—	—	(10,557)
Exercise of stock options	82,491	1	1,638	—	—	—	1,639
Net income	—	—	—	127,762	—	—	127,762
Balance at June 30, 2021	95,380,481	$953	$681,964	$(288,922)	$—	$(415,309)	$(21,314)
Equity-based compensation	—	—	13,049	—	—	—	13,049
Vesting of restricted shares	14,945	—	—	—	—	—	—
Shares withheld for tax withholdings	(3,427)	—	(171)	—	—	—	(171)
Exercise of stock options	27,928	1	532	—	—	—	533
Repurchase of 1,533,998 shares of treasury stock, at cost	—	—	—	—	—	(82,717)	(82,717)
Net income	—	—	—	102,097	—	—	102,097
Balance at September 30, 2021	95,419,927	$954	$695,374	$(186,825)	$—	$(498,026)	$11,477

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholders' Equity (Deficit)
Balance at December 31, 2019	94,044,203	$940	$673,893	$(59,479)	$(1,559)	$(402,903)	$210,892
Equity-based compensation	—	—	(3,601)	—	—	—	(3,601)
Unrealized gain on derivatives, net of tax expense of $254	—	—	—	—	704	—	704
Vesting of restricted shares	410,807	4	(4)	—	—	—	—
Shares withheld for tax withholdings	(121,089)	(1)	(3,159)	—	—	—	(3,160)
Exercise of stock options	11,096	—	203	—	—	—	203
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 469,785 shares of treasury stock, at cost	—	—	—	—	—	(12,406)	(12,406)
Net loss	—	—	—	(56,519)	—	—	(56,519)
Balance at March 31, 2020	94,345,017	$943	$667,333	$(115,998)	$(855)	$(415,309)	$136,114
Equity-based compensation	—	—	3,320	—	—	—	3,320
Unrealized gain on derivatives, net of tax expense of $318	—	—	—	—	855	—	855
Vesting of restricted shares	71,530	1	(1)	—	—	—	—
Shares withheld for tax withholdings	(8,987)	—	(154)	—	—	—	(154)
Exercise of stock options	818	—	15	—	—	—	15
Net loss	—	—	—	(131,029)	—	—	(131,029)
Balance at June 30, 2020	94,408,378	$944	$670,513	$(247,027)	$—	$(415,309)	$9,121
Equity-based compensation	—	—	3,484	—	—	—	3,484
Vesting of restricted shares	18,818	—	—	—	—	—	—
Shares withheld for tax withholdings	(1,999)	—	(36)	—	—	—	(36)
Exercise of stock options	8,000	—	147	—	—	—	147
Net loss	—	—	—	(79,237)	—	—	(79,237)
Balance at September 30, 2020	94,433,197	$944	$674,108	$(326,264)	$—	$(415,309)	$(66,521)

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$184,975	$(266,785)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	109,111	114,006
Amortization of debt issuance costs and discounts	4,842	3,279
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	52,011	—
Deferred income tax provision (benefit)	8,892	(21,305)
Equity-based compensation	23,156	3,203
Other, including loss on sale or disposal of assets, net	3,121	326
Changes in assets and liabilities:
Accounts receivable	(73,695)	30,391
Inventories	4,938	(1,001)
Prepaid expenses and other current assets	1,667	(742)
Accounts payable and accrued expenses	27,969	6,856
Accrued salaries, wages and benefits	11,587	(3,375)
Deferred revenue	58,643	24,973
Other accrued liabilities	1,287	3,659
Right-of-use assets and operating lease liabilities	314	418
Other assets and liabilities	(2,381)	(1,552)
Net cash provided by (used in) operating activities	416,437	(107,649)
Cash Flows From Investing Activities:
Capital expenditures	(73,591)	(75,715)
Net cash used in investing activities	(73,591)	(75,715)
Cash Flows From Financing Activities:
Proceeds from issuance of debt, net	1,922,222	713,658
Repayments of long-term debt	(2,029,728)	(11,629)
Proceeds from draws on revolving credit facility	—	272,500
Repayments of revolving credit facility	—	(322,500)
Purchase of treasury stock	(77,566)	(12,406)
Payment of tax withholdings on equity-based compensation through shares withheld	(12,699)	(3,350)
Exercise of stock options	4,565	365
Debt issuance costs	(23,142)	(2,467)
Other financing activities	(6,565)	(1,861)
Net cash (used in) provided by financing activities	(222,913)	632,310
Change in Cash and Cash Equivalents, including Restricted Cash	119,933	448,946
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	435,225	40,925
Cash and Cash Equivalents, including Restricted Cash—End of period	$555,158	$489,871
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital expenditures in accounts payable	$22,094	$33,925
Other financing arrangements	$4,239	$2,837

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California; and Busch Gardens theme parks in Tampa, Florida; and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); San Diego, California (Aquatica, which will convert to Sesame Place in 2022); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove) and a theme park in Langhorne, Pennsylvania (Sesame Place).

Impact of Global COVID-19 Pandemic

In response to the global COVID-19 pandemic, and in compliance with government restrictions, the Company temporarily closed all of its theme parks effective March 16, 2020. Beginning in June 2020, the Company began the phased reopening of some of its parks with enhanced health, safety and cleaning measures, capacity limitations and/or modified/limited operations, which at times included reduced hours and/or reduced operating days.  By the end of June 2020, the Company had reopened seven of its 12 parks on a limited basis and by August 2020, the Company had reopened 10 of its 12 parks on a limited basis. The Company was unable to reopen its Aquatica water park in California and its Water Country USA water park in Virginia for the 2020 operating season but opened both parks for their 2021 operating season.

The Company’s 2021 financial results continue to be impacted by the COVID-19 pandemic. At the start of 2021, seven of the Company’s 12 parks were open but were operating with capacity limitations or modified/limited operations.  By the end of the second quarter of 2021, all of the Company’s 12 parks were open, and operating without COVID-19 related capacity limitations.

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

The Company’s results of operations for the three and nine months ended September 30, 2020 were materially impacted by the COVID-19 pandemic which ultimately led to temporary park closures effective on March 16, 2020. The timing of these park closures fell during historically high-volume spring break and summer weeks for most of the Company’s parks. The Company’s results of operations for the nine months ended September 30, 2021 continue to be impacted by the COVID-19 pandemic due in part to capacity limitations and/or modified/limited operations which were in place for portions of the respective periods as well as decreased demand due to public concerns associated with the pandemic and restrictions on international travel.

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

	September 30,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$553,570	$433,909
Restricted cash, included in prepaid expenses and other current assets	1,588	1,316
Total cash, cash equivalents and restricted cash	$555,158	$435,225

Share Repurchase Program and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock.  Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes.  The Company accounts for treasury stock on the trade date under the cost method.  Treasury stock at September 30, 2021 and December 31, 2020 is recorded as a reduction to stockholders’ equity (deficit).  See further discussion of the Company’s share repurchase program in Note 11–Stockholders’ Equity (Deficit).

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

Food, merchandise and other revenue primarily consists of food and beverage, merchandise and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented.  The Company recognizes revenue for food and beverage, merchandise and other in-park products when the related products or services are received by guests.

At September 30, 2021 and December 31, 2020, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreement, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(In thousands)
Deferred revenue, including long-term portion	$188,441	$144,187
Less: Deferred revenue, long-term portion, included in other liabilities	15,010	13,428
Deferred revenue, short-term portion	$173,431	$130,759

The increase in deferred revenue as of September 30, 2021 compared to December 31, 2020 primarily relates to admission product sales, particularly for the Company’s passes and single-day ticket products which have not been fully redeemed.

International Agreements

The Company has previously received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East to provide certain services pertaining to the planning and design of SeaWorld Abu Dhabi, a marine life theme park on Yas Island (the “Middle East Project”), with funding received expected to offset internal expenses. The Company also receives additional funds from its partner related to other agreed-upon services and reimbursements of costs incurred by the Company on behalf of the Middle East Project including approximately $2.5 million and $1.9 million of additional deferred revenue recorded in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. Separately, the Company recognizes an asset for the costs incurred to fulfill the contract if the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. As a result, approximately $8.2 million and $5.9 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.  The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. Construction for the Middle East Project is on track and scheduled to be completed by the end of 2022.

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

3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows:

	For the Three Months Ended September 30,
	2021			2020
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$102,097	78,962	$1.29	$(79,237)	78,154	$(1.01)
Effect of dilutive incentive-based awards		988			—
Diluted earnings (loss) per share	$102,097	79,950	$1.28	$(79,237)	78,154	$(1.01)

	For the Nine Months Ended September 30,
	2021			2020
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$184,975	78,804	$2.35	$(266,785)	78,153	$(3.41)
Effect of dilutive incentive-based awards		1,261			—
Diluted earnings (loss) per share	$184,975	80,065	$2.31	$(266,785)	78,153	$(3.41)

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. During the three and nine months ended September 30, 2021, there were approximately 178,000 and 143,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and nine months ended September 30, 2020, there were approximately 2,533,000 and 2,195,000 potentially dilutive shares excluded from the computation of diluted loss per share, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods. The Company’s outstanding performance-vesting restricted awards of approximately 1,100,000 and 1,452,000 as of September 30, 2021 and 2020, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings (loss) per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit is recognized based on the Company’s estimated annual effective tax rate which is based upon the tax rate expected for the full calendar year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2021 was 8.0% and 6.2%, respectively, and differs from the effective statutory federal income tax rate of 21.0% primarily due to valuation allowance adjustments on federal and state carryforwards as described below, state income taxes, and deductible equity-based compensation.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources.  Realization of deferred tax assets arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.  Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. Therefore, as of September 30, 2021 and December 31, 2020, respectively, the Company had recorded valuation allowances of approximately $2.5 million and $39.5 million for federal net operating loss carryforwards, approximately $10.2 million and $15.0 million, net of federal tax benefit, for certain state net operating loss carryforwards, approximately $3.1 million and $7.1 million for federal tax credits, and approximately $4.5 million and $4.0 million for charitable contributions.

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

The Company’s valuation allowances, in part, also rely on estimates and assumptions related to future financial performance. Given the macroeconomic environment related to the COVID-19 pandemic and the uncertainties regarding the related impact on financial performance or if tax legislation changes, the Company’s valuation allowances may need to be further adjusted in the future.  Due to recent improvements in operating results management believes it is reasonably possible that a portion or all of the remaining valuation allowances may no longer be needed by year end.  Release of any valuation allowances would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period any release is recorded.  The exact timing and amount of any release is subject to change based on the level of profitability the Company is able to achieve.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2021 and December 31, 2020, consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Accrued interest	$13,143	$23,422
Accrued taxes	11,694	10,518
Self-insurance reserve	7,458	7,540
Other	23,131	9,470
Total other accrued liabilities	$55,426	$50,950

As of September 30, 2021, other accrued liabilities above includes approximately $9.5 million related to certain contractual liabilities arising from the temporary COVID-19 park closures and approximately $5.2 million related to share repurchases not yet settled.

As of December 31, 2020, accrued interest above primarily relates to interest associated with the Company’s second-priority senior secured notes issued in August 2020, for which interest was paid bi-annually in February and August and the first-priority senior secured notes issued in April 2020, for which interest is paid bi-annually in November and May. See further discussion in Note 6–Long-Term Debt.

6. LONG-TERM DEBT

Long-term debt, net, as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Term B Loans (effective interest rate of 3.50% at September 30, 2021)	$1,200,000	$—
Term B-5 Loans (effective interest rate of 3.75% at December 31, 2020)	—	1,492,378
Senior Notes due 2029 (interest rate of 5.25%)	725,000	—
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	227,500	227,500
Second-Priority Senior Secured Notes due 2025 (interest rate of 9.50%)	—	500,000
Total long-term debt	2,152,500	2,219,878
Less: unamortized discounts and debt issuance costs	(34,134)	(27,236)
Less: current maturities	(12,000)	(15,505)
Total long-term debt, net	$2,106,366	$2,177,137

Refinancing Transactions

On August 25, 2021 (the “Closing Date”), SEA entered into a Restatement Agreement (the “Restatement Agreement”) pursuant to which SEA amended and restated its existing senior secured credit agreement dated as of December 1, 2009 (as amended, restated, supplemented or otherwise modified from time to time, and the senior secured credit facilities thereunder (the “Existing Secured Credit Facilities”), and, as amended and restated by the Restatement Agreement (the “Amended and Restated Credit Agreement”).

The Amended and Restated Credit Agreement provides for senior secured financing of up to $1,585.0 million, consisting of:

(i)

a first lien term loan facility (the “Term Loan Facility” and the loans thereunder, the “Term B Loans”), in an aggregate principal amount of $1,200.0 million which was fully drawn on the Closing Date. The Term Loan Facility will mature on August 25, 2028; and

(ii)

a first lien revolving credit facility (the “Revolving Credit Facility” (and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $385.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility.  The Revolving Credit Facility will mature on August 25, 2026.

Also on August 25, 2021, SEA completed a private offering of $725.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “Senior Notes”). See Senior Notes section which follows for more details.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company used proceeds of the Term B Loans drawn on the Closing Date, together with the proceeds from the offering of the Senior Notes and cash on hand, to redeem SEA’s outstanding 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Secured Notes”), to refinance the SEA’s Existing Secured Credit Facilities, and to pay related expenses of the offering and refinancing (collectively, the “Refinancing Transactions”). As a result of the Refinancing Transactions, on August 25, 2021, SEA terminated its Existing Secured Credit Facilities and associated Term B-5 Loans and repaid all of its related outstanding obligations in respect of principal, interest and fees.

Prior to the Refinancing Transactions, on July 14, 2021, SEA completed a redemption of $50.0 million of its Second-Priority Senior Secured Notes and separately on August 25, 2021, SEA completed another redemption of $50.0 million of its Second-Priority Senior Secured Notes (collectively, the “Partial Redemptions”). Pursuant to the Partial Redemptions, the aggregate principal amount of the Second-Priority Senior Secured Notes were redeemed at a price equal to 103.000% of the respective principal amounts thereof, plus accrued and unpaid interest thereon to, but excluding, the respective redemption dates. In connection with the Refinancing Transactions, SEA also redeemed the remaining $400.0 million of its Second-Priority Senior Secured Notes (the “Full Redemption”). Pursuant to the Full Redemption, all of the aggregate principal amount of the Second-Priority Senior Secured Notes were redeemed at a price equal to the sum of (a) 100.000% of the outstanding principal amount of the Second-Priority Senior Secured Notes redeemed pursuant to the Full Redemption plus (b) approximately $34.3 million related to the Applicable Premium (as defined in the respective indenture), which is included in loss on early extinguishment of debt and write-off of discounts and debt issuance costs for the three and nine months ended September 30, 2021, plus (c) accrued and unpaid interest thereon to, but excluding, the redemption date.

In connection with the Refinancing Transactions, SEA recorded a discount of $12.0 million and debt issuance costs of $12.5 million during the three and nine months ended September 30, 2021.  Additionally, SEA wrote-off debt issuance costs and discounts of $21.5 million which is included in loss on early extinguishment of debt and write-off of discounts and debt issuance costs in the accompanying condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2021.

Senior Secured Credit Facilities

Borrowings of the Term B Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest quoted in the print edition of the Wall Street Journal, Money Rates Section as the prime rate as in effect from time to time and (c) one-month Adjusted LIBOR plus 1% per annum (provided that in no event shall such ABR rate with respect to the Term B Loans be less than 1.50% per annum) (“ABR”), in each case, plus an applicable margin of 2.00% or (ii) a LIBOR rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Term B Loans be less than 0.50% per annum) (“LIBOR”) plus an applicable margin of 3.00%.

Borrowings of the Revolving Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) ABR (provided that in no event shall such ABR rate with respect to the Revolving Loans be less than 1.00% per annum) plus an applicable margin equal to 1.75% or (ii) LIBOR (provided that in no event shall such LIBOR rate with respect to the Revolving Loans be less than 0.00%) plus an applicable margin of 2.75%. The applicable margin for borrowings of Revolving Loans are subject to one 25 basis point step-down upon achievement by the Company of certain corporate credit ratings.

In addition to paying interest on the outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee equal to 0.50% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The Company will also be required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for LIBOR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.

The Senior Secured Credit Facilities require scheduled amortization payments on the term loans in quarterly amounts equal to 0.25% of the original principal amount of the Term B Loans, payable quarterly (commencing on December 31, 2021), with the balance to be paid at maturity.

In addition, the Senior Secured Credit Facilities require the Company to prepay outstanding term loan borrowings, subject to certain exceptions, with:

-

beginning with the fiscal year ending on December 31, 2022, 50% (which percentage will be reduced to 25% and 0% if the Company satisfies certain net first lien senior secured leverage ratios) of annual excess cash flow, as defined under the Senior Secured Credit Facilities;

-	100% of the net cash proceeds of all non-ordinary course asset sales or other non-ordinary course dispositions of property, in each case subject to certain exceptions and reinvestment rights;
-	100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Senior Secured Credit Facilities.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing event in respect of the term loans as described below, subject to customary “breakage” costs with respect to LIBOR rate loans.

Any refinancing through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the term loans resulting in a lower yield occurring at any time during the first six months after the Closing Date will be accompanied by a 1.00% prepayment premium or fee, as applicable.

All borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default or event of default and the accuracy of representations and warranties in all material respects.

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by the Company on a limited-recourse basis and each of SEA’s existing and future direct and indirect wholly owned material domestic subsidiaries, subject to certain exceptions. The obligations are secured by a pledge of SEA’s capital stock directly held by the Company and substantially all of SEA’s assets and those of each guarantor (other than the Company), including a pledge of the capital stock of all entities directly held by SEA or the guarantors, in each case subject to exceptions. Such security interests consist of a first-priority lien with respect to the collateral.

As of September 30, 2021, SEA had approximately $20.5 million of outstanding letters of credit, leaving approximately $364.5 million available under the Revolving Credit Facility, which was not drawn upon as of September 30, 2021.

First-Priority Senior Secured Notes

On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 (the “First-Priority Senior Secured Notes”).

The First-Priority Senior Secured Notes mature on May 1, 2025 and have interest payment dates of May 1 and November 1 with the first interest payment paid on November 2, 2020.  On or after May 1, 2022, SEA may redeem the First-Priority Senior Secured Notes at its option, in whole at any time or in part from time to time, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if redeemed during the 12-month period commencing on May 1 of the years as follows: (i) in 2022 at 104.375%; (ii) in 2023 at 102.188%; and (iii) in 2024 and thereafter at 100%. SEA may also redeem in the aggregate (at a redemption price expressed as a percentage of principal amount thereof): (i) 100% of the First-Priority Senior Secured Notes after certain events constituting a change of control at a redemption price of 101%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date and (ii) up to 40% of the original aggregate principal amount of the First-Priority Senior Secured Notes with amounts equal to the net cash proceeds of certain equity offerings at a redemption price  of 108.750%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The First-Priority Senior Secured Notes are fully and unconditionally guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and subject to certain exceptions, each of SEA’s subsidiaries that guarantees SEA’s existing senior secured credit facilities.

Second-Priority Senior Secured Notes

On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of Second-Priority Senior Secured Notes. Net of expenses related to the offering of the Second-Priority Senior Secured Notes and an amendment to its then existing senior secured credit agreement, the Company used a portion of the proceeds from the issuance of the Second-Priority Senior Secured Notes to repay the then outstanding borrowings of $311.0 million under the Revolving Credit Facility.  The Second-Priority Senior Secured Notes were scheduled to mature on August 1, 2025 and had interest payment dates of February 1 and August 1 with the first interest payment paid on February 1, 2021. See additional discussion regarding the full redemption of the Second-Priority Senior Secured Notes in the preceding Refinancing Transactions section.

In connection with the issuance of the First-Priority Senior Secured Notes and Second-Priority Senior Secured Notes, and as a result of certain amendments to SEA’s then existing senior secured credit agreement, SEA recorded discounts and fees of approximately $13.6 million and $21.4 million during the three and nine months ended September 30, 2020, respectively.

Senior Notes

The Senior Notes will mature on August 15, 2029. Interest on the Senior Notes will accrue at 5.250% per annum and will be paid semi-annually, in arrears on February 15 and August 15 of each year, beginning February 15, 2022.

On or after August 15, 2024, SEA may redeem the Senior Notes, in whole at any time or in part from time to time, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if redeemed during the 12-month period commencing on August 15 of the years as follows: (i) in 2024 at 102.625%; (ii) in 2025 at 101.313%; and (iii) in 2026 and thereafter at 100%. In addition, prior to August 15, 2024, SEA may redeem the Senior Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus the “Applicable Premium” and accrued and unpaid interest, if any, to, but excluding, the redemption date. Notwithstanding the foregoing, subject to the provisions set forth in the Indenture, at any time and from time to time on or prior to August 15, 2024, SEA may redeem in the aggregate up to 40% of the original aggregate principal amount of the Senior Notes (calculated after giving effect to any issuance of additional Senior Notes) in an aggregate amount equal to the net cash proceeds of one or more equity offerings at a redemption price equal to 105.250%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Additionally, upon the occurrence of specified change of control events, each holder will have the right to require SEA to repurchase all or any part of such holder’s notes at a purchase price in cash equal to 101%.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restrictive Covenants

The Amended and Restated Credit Agreement governing the Senior Secured Credit Facilities and the indentures governing the Senior Notes and First-Priority Senior Secured Notes (collectively, the “Debt Agreements”), contain covenants that limit the ability of the Company, SEA and its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue certain preferred shares; (ii) make dividend payments on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and (viii) enter into certain transactions with their affiliates. These covenants are subject to a number of important limitations and exceptions and are based, in part on the Company’s ability to satisfy certain tests and engage in certain transactions based on Covenant Adjusted EBITDA.  Covenant Adjusted EBITDA differs from Adjusted EBITDA due to certain adjustments permitted under the relevant agreements, including but not limited to estimated cost savings, recruiting and retention costs, public company compliance costs, litigation and arbitration costs and other costs and adjustments as permitted under the Debt Agreements.

The Debt Agreements contain certain customary events of default, including relating to a change of control. If an event of default occurs, the lenders under the Debt Agreements will be entitled to take various actions, including the acceleration of amounts due under the Debt Agreements and all actions permitted to be taken by a secured creditor in respect of the collateral securing the Debt Agreements.

The Revolving Credit Facility requires that the Company, commencing as of the last day of the first full fiscal quarter after the Closing Date and subject to a testing threshold, comply on a quarterly basis with a maximum net first lien senior secured leverage ratio of 6.25 to 1.00. The testing threshold will be satisfied (and therefore the covenant must be complied with at the end of such quarter) if the aggregate amount of funded loans and issued letters of credit (excluding up to $30.0 million of undrawn letters of credit under the Revolving Credit Facility and letters of credit that are cash collateralized) under the Revolving Credit Facility on such date exceeds an amount equal to 35% of the then-outstanding commitments under the Revolving Credit Facility.

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of September 30, 2021, the net total leverage ratio as calculated under the Debt Agreements was 2.88 to 1.00.

SEA’s obligations under the Senior Notes and related indenture are guaranteed, jointly and severally, on a senior secured basis, by the Guarantors, as defined, in accordance with the provisions of the indenture.

As of September 30, 2021, SEA was in compliance with all covenants contained in the documents governing the Debt Agreements.

Long-term debt at September 30, 2021 is repayable as follows and does not include the impact of any future voluntary prepayments.

Years Ending December 31:	(In thousands)
Remainder of 2021	$3,000
2022	12,000
2023	12,000
2024	12,000
2025	239,500
Thereafter	1,874,000
Total	$2,152,500

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for interest relating to the Second-Priority Senior Secured Notes, the Senior Secured Credit Facilities and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $95.8 million in the nine months ended September 30, 2021.  Cash paid for interest relating to the Senior Secured Credit Facilities and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $51.0 million in the nine months ended September 30, 2020.

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

In May 2020, the Company’s Interest Rate Swap Agreements expired. As such, the Company did not have any derivative instruments outstanding as of September 30, 2021 and December 31, 2020.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps at times as part of its interest rate risk management strategy. During the nine months ended September 30, 2020, such derivatives were used to hedge a portion of the variable cash flows associated with existing variable-rate debt.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pretax effect of the Company’s derivative financial instruments on the unaudited condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2020:

Nine Months Ended September 30,
2020
Derivatives in Cash Flow Hedging Relationships:	(In thousands)
Loss recognized in accumulated other comprehensive (loss) income	$(370)
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense	$2,501

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

Of the Company’s long-term obligations as of September 30, 2021, the Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. Of the Company’s long-term obligations as of December 31, 2020, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Second-Priority Senior Secured Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B Loans and the Term B-5 Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due in part to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes, Senior Notes, and Second-Priority Senior Secured Notes was determined using quoted prices in active markets for identical instruments.

The Company did not have any assets measured on a recurring basis at fair value as of September 30, 2021 and December 31, 2020. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of September 30, 2021:
Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2021
Liabilities:	(In thousands)
Long-term obligations (a)	$984,400	$1,200,000	$—	$2,184,400

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt of $2.106 billion as of September 30, 2021.

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

Legal Proceedings

Securities Class Action Lawsuit

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers. The plaintiffs allege, among other things, that the defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business. The complaint further alleges that such statements were made to induce plaintiffs to purchase common stock of the Company at artificially-inflated prices and that plaintiffs suffered investment losses as a result.  The plaintiffs have indicated to the Company they believe the damages are in the range of $30 million to $35 million before considering interest.  In 2018, defendants moved for partial dismissal of the complaint.  In 2019, the Court granted defendants’ motion and dismissed plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements. The parties have completed discovery and each has filed a summary judgment motion. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously. While there can be no assurance regarding the ultimate outcome of this lawsuit, the Company believes that any potential loss would not be material.

Other Lawsuits

In October 2018, the Company received a demand letter from attorneys representing certain former employees who claim that the terms of their respective separation agreements entitle them to certain favorable modifications made to certain performance vesting restricted shares issued under the Company’s 2013 Omnibus Incentive Plan (the “Plan”).

In November 2020, the Company filed in the Court of Chancery of the State of Delaware an action for declaratory judgment seeking a declaration that the threatened claims of the former employees are time-barred and without merit. In response, the defendant former employees filed a motion to dismiss or in the alternative to stay and compel arbitration. The parties have arbitrated solely whether the former employees’ claims are subject to arbitration. The arbitrator determined that the dispute is governed by the forum selection clauses of the equity award amendments and that the former employees’ claims are not arbitrable. In terms of potential exposure, the value of the total shares at issue for these certain former employees depends largely upon the Company’s current share price, which fluctuates daily. Approximately 300,000 shares are at issue. The Company believes that the former employees’ claims are without merit and intends to defend vigorously its positions. While there can be no assurance regarding the ultimate outcome of this matter, the Company believes that any potential loss would not be material.

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

License Commitments

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) no later than mid-2021 and minimum annual capital and marketing thresholds.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA will have the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of September 30, 2021, the Company estimates the combined remaining obligations for these commitments could be up to approximately $40.0 million over the remaining current term of the agreement. In October 2019, the Company announced that it planned to convert Aquatica San Diego into its second Sesame Place Standalone Park in the spring of 2021. While construction began in the fall of 2019, it was temporarily paused due to the COVID-19 pandemic. The Company has opened its Aquatica San Diego park for the 2021 operating season and currently expects to open this park rebranded as its second Sesame Place Standalone Park in 2022.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of comprehensive income (loss) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Equity compensation expense included in operating expenses	$3,297	$711	$5,799	$(366)
Equity compensation expense included in selling, general and administrative expenses	9,752	2,773	17,357	3,569
Total equity compensation expense	$13,049	$3,484	$23,156	$3,203

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2020, expense was reversed related to certain performance vesting restricted units which were no longer considered probable of vesting and certain outstanding unvested equity awards previously held by the Company’s former chief executive officer which were forfeited in connection with his departure.

During the three and nine months ended September 30, 2021, cumulative equity compensation expense was recorded related to certain performance vesting restricted awards which were previously not considered likely of vesting. See Long-term Incentive Performance Restricted Awards section which follows for further details.

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7.9 million shares are available for future issuance as of September 30, 2021. The Company has outstanding time restricted awards, performance restricted awards and incentive stock options.

Bonus Performance Restricted Units

During the nine months ended September 30, 2021, the Company granted approximately 120,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2021 (the “2021 Bonus Plan”).  The 2021 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, as defined by the 2021 Bonus Plan, with respect to the year ended December 31, 2021 (the “Fiscal 2021”).  The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2021 which ranges from 0% (if below threshold performance), to 125% (if at maximum performance) with opportunities to earn above 125% when achievement is above the maximum performance for certain metrics.

Due to the impact of the COVID-19 pandemic, the Company did not have an annual bonus plan for the fiscal year ended December 31, 2020 (“Fiscal 2020”); however, based on a discretionary review of performance in light of the negative impact of the COVID-19 pandemic on the Company’s business, the Compensation Committee determined to make discretionary equity awards to the Company’s bonus eligible employees during the nine months ended September 30, 2021.  These awards were paid entirely in restricted stock units that vest 50% each on the first and second anniversaries of the date of grant.

Long-term Incentive Performance Restricted Awards

During the nine months ended September 30, 2021, the Company granted long-term incentive plan awards for 2021 (the “2021 Long-Term Incentive Grant”) which were comprised of approximately 120,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 120,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is likely to be achieved.  If the probability of vesting related to awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the current assumptions been used since the grant date is recorded as a cumulative catch-up at such subsequent date.  Based on the Company’s likely future achievement of respective performance goals as of September 30, 2021, equity compensation expense was recorded during the three and nine months ended September 30, 2021 related to a portion of its performance-vesting restricted awards which were previously not considered likely of vesting.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2021, 95,419,927 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 17,794,246 shares of treasury stock held by the Company and excludes 52,353 unvested shares of common stock and 2,045,524 unvested restricted stock units or deferred stock units held by certain participants in the Company’s equity compensation plans or members of the Company’s Board of Directors (the “Board”) (see Note 10–Equity-Based Compensation).

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

During the nine months ended September 30, 2021, the Company repurchased 1,533,998 shares for an aggregate total of approximately $82.7 million. As of September 30, 2021, the Company has approximately $154.9 million available under the Share Repurchase Program. Subsequent to September 30, 2021, the Company repurchased 457,327 shares for an aggregate total of approximately $26.8 million, leaving $128.1 million available under the Share Repurchase Program as of November 9, 2021.

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

12. SEVERANCE AND OTHER SEPARATION COSTS

In September 2020, the Company committed to a plan of termination (the “2020 Restructuring Program”) primarily impacting some of the Company’s previously furloughed salaried, full-time and part-time employees. Substantially all of the impacted employees were furloughed as part of the Company’s efforts to reduce operating expenses and adjust cash flows in light of business circumstances associated with the COVID-19 pandemic. Due to the sudden and unforeseeable economic impacts of the pandemic on the Company’s business operations, that were not reasonably foreseeable at the time of the temporary furloughs, the Company transitioned certain park and corporate personnel from a furloughed status to a permanent layoff. As a result, during the three and nine months ended September 30, 2020, the Company recorded approximately $2.5 million in pre-tax restructuring charges primarily related to severance and other termination benefits related to the 2020 Restructuring Program, which is included in severance and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

Related activity through the nine months ended September 30, 2021 related to the 2020 Restructuring Program was as follows:

2020 Restructuring Program
(In thousands)
Liability as of December 31, 2019	$—
Costs incurred	2,658
Payments made	(2,513)
Liability as of December 31, 2020	$145
Costs incurred	—
Payments made	(145)
Liability as of September 30, 2021	$—

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company continues to be committed to continuous improvement and regularly evaluates operations to ensure it is properly organized for performance and efficiency.  As a result, during the nine months ended September 30, 2021, the Company recorded approximately $1.6 million in pre-tax charges primarily consisting of severance and other termination benefits related to positions eliminated in 2021, which is included in severance and other separation costs in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

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

Recent Developments

Impact of Global COVID-19 Pandemic

In response to the global COVID-19 pandemic and in compliance with government restrictions, we temporarily closed all of our theme parks effective March 16, 2020. Beginning in June 2020, we began the phased reopening of some of our parks with capacity limitations and/or modified/limited operations, which extended through 2020 and into 2021. By the end of the second quarter of 2021, all of our parks were operating without COVID-19 related capacity limitations. See further discussion in Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Due to the COVID-19 pandemic, we implemented enhanced health and safety protocols for our parks including capacity limitations, increased cleaning measures, physical distancing practices, face covering requirements and temperature screening of both guests and employees.  During the second quarter of 2021, based on revisions to federal, state and local guidelines, we modified some of these protocols.  In particular, we are no longer requiring face coverings outdoors for guests and employees who are fully vaccinated. We have also discontinued temperature screenings at all of our parks. Additionally, in July 2021, excluding our reservations-only Discovery Cove park, we suspended the requirement for our guests to use our reservation system, providing guests more flexibility in planning their visit.

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

Current Operating Environment

Our Board has formed a number of committees designed to provide further assistance by exercising enhanced oversight over the operations of the Company.  Examples of these committees include the Revenue Committee, Cost Committee and CRM Committee.  As a result, in the current operating environment, certain members of our Board, including our Chairman of the Board, are actively involved in overseeing certain key operating activities.

The current condition of the overall labor market, the challenging current operating environment and COVID-19 related factors has led to increased turnover and challenges in meeting our staffing goals. These staffing challenges have also led to wage pressures for select roles during the second and third quarters of 2021. Staffing challenges and inflationary pressures in general could continue in this environment; however, we continue our efforts to recruit and retain talent as well as identify cost reduction and efficiency opportunities.

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

Principal Factors and Trends Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission and per capita spending for food and beverage, merchandise and other in-park products. We define attendance as the number of guest visits. Attendance drives admissions revenue as well as total in-park spending. Admissions revenue primarily consists of single-day tickets, annual passes (which generally expire after a 12-month term), season passes (including our fun card products and, collectively with annual passes, referred to as “passes” or “season passes”) or other multi-day or multi-park admission products.

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

•

In-Park Per Capita Spending. We calculate in-park per capita spending as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of food and beverage, merchandise, parking and other in-park products and also includes other miscellaneous revenue, including online transaction fees, not necessarily generated in our parks, which is not significant in the periods presented.  In-park per capita spending is primarily driven by pricing changes, new product offerings, the mix of guests (such as local, domestic or international guests), penetration levels (percentage of guests purchasing) and the mix of in-park spending, among other factors.

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

As a result of the COVID-19 pandemic, we believe the level of attendance in our theme parks, including the mix of attendance from certain markets and certain guests has been and will continue to be impacted by concerns over the COVID-19 pandemic, the number of reported local cases of COVID-19, domestic and international travel restrictions, federal, state and local regulations related to public places, limits on social gatherings, the availability and/or effectiveness of vaccines for adults and children, and overall public safety sentiment. We continuously monitor factors impacting our attendance, making strategic operations, marketing and sales adjustments as necessary.

Costs and Expenses

Historically, the principal costs of our operations are employee wages and benefits, driven partly by staffing levels, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include fixed operating costs, competitive wage pressures including minimum wage legislation, commodity prices, costs for construction, repairs and maintenance, other inflationary pressures and attendance levels, among other factors. The mix of products sold compared to the prior year period can also impact our costs as generally retail products have a higher cost of sales component than our food and beverage or other in-park offerings.

As a result of the impact of the COVID-19 pandemic on our business, costs and expenses as a percent of revenue for the three and nine months ended September 30, 2021 and 2020, are not necessarily indicative of costs and expenses as a percent of revenue for any future period, due in part to the impact of fixed operating costs and certain other costs which are not dependent on attendance levels, as well as certain costs associated with the COVID-19 pandemic.

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

Due in part to the temporary park closures, capacity limitations and/or modified/limited operations, the COVID-19 pandemic has impacted the seasonality of our business and it is difficult to estimate how the COVID-19 pandemic will impact seasonality in the future. Furthermore, any changes to the operating schedule of a park such as increasing operating days for our seasonal parks, could impact seasonality in the future. During the first nine months of 2021, we began year-round operations at our SeaWorld park in Texas and began to operate on select days on a year round basis at both our Busch Gardens park in Virginia and our Sesame Place park in Pennsylvania.

See “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

Our results for the three and nine months ended September 30, 2021 are not directly comparable to the three and nine months ended September 30, 2020 primarily due to temporary park closures, effective on March 16, 2020, capacity limitations, and modified/limited operations associated with the COVID-19 pandemic.  Our business continues to be impacted by the COVID-19 pandemic; however, we have seen improvement in operating results during the three and nine months ended September 30, 2021 due in part to an improving operating environment along with the impact of strategic measures we have taken both before and during the COVID-19 pandemic.

See “Impact of Global COVID-19 Pandemic” and “Attendance” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.  The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table presents key operating and financial information for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,		Variance
	2021	2020	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$296,694	$63,087	$233,607	NM
Food, merchandise and other	224,512	43,030	181,482	NM
Total revenues	521,206	106,117	415,089	NM
Costs and expenses:
Cost of food, merchandise and other revenues	37,977	9,298	28,679	NM
Operating expenses (exclusive of depreciation and amortization shown separately below)	195,113	91,337	103,776	113.6%
Selling, general and administrative expenses	53,617	24,335	29,282	120.3%
Severance and other separation costs	—	2,581	(2,581)	NM
Depreciation and amortization	36,306	38,052	(1,746)	(4.6%)
Total costs and expenses	323,013	165,603	157,410	95.1%
Operating income (loss)	198,193	(59,486)	257,679	NM
Other income, net	(39)	(2)	(37)	NM
Interest expense	28,372	28,145	227	0.8%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	58,827	—	58,827	NM
Income (loss) before income taxes	111,033	(87,629)	198,662	NM
Provision for (benefit from) income taxes	8,936	(8,392)	17,328	NM
Net income (loss)	$102,097	$(79,237)	$181,334	NM
Other data:
Attendance	7,226	1,562	5,664	NM
Total revenue per capita	$72.13	$67.94	$4.19	6.2%
Admission per capita	$41.06	$40.39	$0.67	1.7%
In-park per capita spending	$31.07	$27.55	$3.52	12.8%

NM – Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended September 30, 2021 increased $233.6 million to $296.7 million as compared to $63.1 million for the three months ended September 30, 2020. The increase in admissions revenue was primarily a result of an increase in attendance of approximately 5.7 million guests, along with an increase in admission per capita.  Attendance during the three months ended September 30, 2021 benefitted from an increase in demand and operating days resulting from a return to more normalized operations when compared to the third quarter of 2020, which was significantly impacted by the temporary park closures. Attendance during the third quarter of 2021 was also unfavorably impacted by weather.  Admission per capita increased by 1.7% to $41.06 for the three months ended September 30, 2021 compared to $40.39 in the three months ended September 30, 2020.  Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, which was partially offset by the net impact of the admissions product and park mix when compared to the prior year quarter due in part to limited operating days and temporary park closures.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2021 increased $181.5 million to $224.5 million as compared to $43.0 million for the three months ended September 30, 2020. The increase results primarily from the increase in attendance discussed above, along with an increase in in-park per capita spending.  In-park per capita spending increased by 12.8% to $31.07 in the three months ended September 30, 2021 compared to $27.55 in the three months ended September 30, 2020.  In-park per capita spending improved primarily due to increased guest spending, an improved product mix, higher realized prices, new or enhanced and expanded in-park offerings, and a strong consumer demand environment during the quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2021 increased by $28.7 million to $38.0 million as compared to $9.3 million for the three months ended September 30, 2020, primarily due to the increase in related revenue.  These costs represent 16.9% and 21.6% of the related revenue earned for the three months ended September 30, 2021 and 2020, respectively.  The decrease as a percent of related revenue primarily reflects a return to more normalized operations and the impact of higher realized pricing and product mix, which more than offset inflationary pressures.

Operating expenses. Operating expenses for the three months ended September 30, 2021 increased by $103.8 million, or 113.6%, to $195.1 million as compared to $91.3 million for the three months ended September 30, 2020. Operating expenses in the prior year period were significantly impacted by limited operating days and hours, furloughs and workforce reductions resulting from limited reopenings and temporary park closures due to the COVID-19 pandemic.  As a result, the increase in operating expenses during the third quarter of 2021 primarily results from a return to more normalized operations.  In particular, operating expenses increased largely due to labor-related and other operating costs to staff and operate open parks in a more normalized environment, partially offset by structural cost savings initiatives when compared to the prior year quarter.  Operating expenses for the third quarter of 2021 were also impacted by approximately $9.2 million of nonrecurring contractual liabilities and legal costs resulting from the temporary COVID-19 park closures, operating costs associated with incremental events added in 2021, an increase of approximately $2.6 million in non-cash equity compensation expenses and the timing of certain maintenance projects.  Operating expenses as a percent of revenue were 37.4% for the three months ended September 30, 2021 and are not comparable to the prior year period primarily due to the impact of certain operating costs in 2020 which are not dependent on attendance levels.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2021 increased $29.3 million, or 120.3%, to $53.6 million as compared to $24.3 million for the three months ended September 30, 2020.  The increase primarily relates to increased marketing related costs resulting from a return to more normalized operations in the third quarter of 2021 as we substantially reduced marketing related costs due to limited reopenings and temporary park closures in 2020.  Selling, general and administrative expenses were also impacted by an increase of approximately $7.0 million in non-cash equity compensation and an increase in labor-related costs when compared to the prior year quarter, partially offset by the impact of cost savings and efficiency initiatives.  Selling, general and administrative expenses as a percent of revenue were 10.3% for the three months ended September 30, 2021  and is not comparable to the prior year period primarily due to the impact of the limited operations and temporary park closures.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2021 declined by $1.7 million, or 4.6%, to $36.3 million as compared to $38.1 million for the three months ended September 30, 2020. The decrease primarily relates to a decline in new asset additions along with the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended September 30, 2021 increased approximately $0.2 million, or 0.8%, to $28.4 million as compared to $28.1 million for the three months ended September 30, 2020. The increase primarily relates to interest on the Second-Priority Senior Secured Notes issued in August 2020 and the Senior Notes issued in August 2021, partially offset by the impact of a lower average outstanding balance on our Term Loans and Revolving Credit Facility, which was undrawn in 2021, and the impact of decreased LIBOR rates. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs for the three months ended September 30, 2021 primarily relate to a write-off of discounts and debt issuance costs resulting from the Refinancing Transactions during the three months ended September 30, 2021.  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and the “Our Indebtedness” section which follows for further details.

Provision for (benefit from) income taxes. Income taxes in the three months ended September 30, 2021 was a provision of $8.9 million compared to a benefit of $8.4 million for the three months ended September 30, 2020.  Our consolidated effective tax rate was 8.0% for the three months ended September 30, 2021 compared to 9.6% for the three months ended September 30, 2020.  The effective tax rate was primarily impacted by non-cash valuation allowance adjustments on federal and state net operating loss carryforwards, a valuation allowance adjustment on federal tax credits, changes in state tax rates and tax impacts of equity-based compensation. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Supplemental comparison of the three months ended September 30, 2021 to the three months ended September 30, 2019

We believe a comparison of selected financial results for the three months ended September 30, 2021 to the three months ended September 30, 2019 may provide additional insight regarding the current impact of the COVID-19 pandemic on our business.  As such, the following supplemental discussion provides an analysis of selected operating results for the three months ended September 30, 2021 compared to the three months ended September 30, 2019. The selected summary financial data for the three months ended September 30, 2019 was derived from the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2019.

	For the Three Months Ended
	September 30,		Variance
	2021	2019	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$296,694	$268,048	$28,646	10.7%
Food, merchandise and other	224,512	205,618	18,894	9.2%
Total revenues	521,206	473,666	47,540	10.0%
Selected Costs and expenses:
Cost of food, merchandise and other revenues	37,977	37,843	134	0.4%
Operating expenses (exclusive of depreciation and amortization)	195,113	175,634	19,479	11.1%
Selling, general and administrative expenses	53,617	64,632	(11,015)	(17.0%)
Other data:
Attendance	7,226	8,123	(897)	(11.0%)
Total revenue per capita	$72.13	$58.31	$13.82	23.7%
Admission per capita	$41.06	$33.00	$8.06	24.4%
In-park per capita spending	$31.07	$25.31	$5.76	22.8%

Admissions revenue. Admissions revenue for the three months ended September 30, 2021 increased $28.6 million, or 10.7%, to $296.7 million as compared to $268.0 million for the three months ended September 30, 2019. The increase in admissions revenue was primarily a result of an increase in admissions per capita, partially offset by a decrease in attendance of approximately 0.9 million guests, or 11.0%.  Attendance declined when compared to 2019 primarily due to a decline from international guest visitation and group-related attendance.  Attendance was also impacted by an unfavorable calendar shift and weather during the quarter.  Admission per capita increased by 24.4% to $41.06 in 2021 compared to $33.00 in 2019. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, along with the net impact of the admissions product mix when compared to the third quarter of 2019.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2021 increased $18.9 million, or 9.2%, to $224.5 million as compared to $205.6 million for the three months ended September 30, 2019, primarily as a result of an increase in in-park per capita spending, partially offset by a decrease in attendance as discussed above.  In-park per capita spending increased by 22.8% to $31.07 in the third quarter of 2021 compared to $25.31 in the third quarter of 2019.  In-park per capita spending improved primarily due to increased guest spending, an improved product mix, higher realized prices and fees, new or enhanced and expanded in-park offerings and a strong consumer demand environment during the quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2021 increased $0.1 million, or 0.4%, to $38.0 million as compared to $37.8 million for the three months ended September 30, 2019.  These costs represent 16.9% and 18.4% of the related revenue earned for the three months ended September 30, 2021 and 2019, respectively.  The decrease as a percent of related revenue partly relates to the net impact of sourcing cost savings initiatives combined with higher realized prices on some of our in-park products, which more than offset inflationary pressures.

Operating expenses. Operating expenses for the three months ended September 30, 2021 increased $19.5 million, or 11.1%, to $195.1 million as compared to $175.6 million for the three months ended September 30, 2019.  Operating expenses for the third quarter of 2021 increased primarily due to approximately $9.2 million of nonrecurring contractual liabilities and legal costs resulting from the temporary COVID-19 park closures.  Operating expenses also increased due to incremental operating days and events added in 2021, an increase of $2.6 million in non-cash equity compensation expenses, and the timing of certain maintenance projects.  These increases were partially offset by a net reduction in labor-related costs and other operating costs primarily resulting from structural cost savings initiatives.  Operating expenses were 37.4% of total revenues for the three months ended September 30, 2021 compared to 37.1% for the three months ended September 30, 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2021 decreased $11.0 million, or 17.0%, to $53.6 million as compared to $64.6 million for the three months ended September 30, 2019.  The decrease primarily relates to a targeted reduction in marketing related costs and the impact of cost savings and efficiency initiatives partially offset by a $9.2 million increase in non-cash equity compensation. As a percentage of total revenue, selling, general and administrative expenses were 10.3%  for the three months ended September 30, 2021 compared to 13.6% for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table presents key operating and financial information for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,		Variance
	2021	2020	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$635,699	$163,368	$472,331	NM
Food, merchandise and other	497,211	114,336	382,875	NM
Total revenues	1,132,910	277,704	855,206	NM
Costs and expenses:
Cost of food, merchandise and other revenues	87,092	23,555	63,537	NM
Operating expenses (exclusive of depreciation and amortization shown separately below)	460,192	283,385	176,807	62.4%
Selling, general and administrative expenses	128,271	72,393	55,878	77.2%
Severance and other separation costs	1,582	2,655	(1,073)	NM
Depreciation and amortization	109,111	114,006	(4,895)	(4.3%)
Total costs and expenses	786,248	495,994	290,254	58.5%
Operating income (loss)	346,662	(218,290)	564,952	NM
Other expense (income), net	156	(15)	171	NM
Interest expense	90,455	69,206	21,249	30.7%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	58,827	—	58,827	NM
Income (loss) before income taxes	197,224	(287,481)	484,705	NM
Provision for (benefit from) income taxes	12,249	(20,696)	32,945	NM
Net income (loss)	$184,975	$(266,785)	$451,760	NM
Other data:
Attendance	15,250	4,153	11,097	NM
Total revenue per capita	$74.29	$66.87	$7.42	11.1%
Admission per capita	$41.69	$39.34	$2.35	6.0%
In-park per capita spending	$32.61	$27.53	$5.08	18.5%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the nine months ended September 30, 2021 increased $472.3 million to $635.7 million as compared to $163.4 million for the nine months ended September 30, 2020. The improvement was a result of an increase in attendance and in admissions per capita. Total attendance for the first nine months of 2021 increased by approximately 11.1 million guests when compared to the first nine months of 2020.  Attendance improved primarily due to an increase in demand and operating days resulting from a return to more normalized operations in the first nine months of 2021 compared to the first nine months of 2020, which was significantly impacted by the temporary park closures. Attendance during the first nine months of 2021 was also unfavorably impacted by weather. The increase in operating days more than offset unfavorable impacts on attendance from COVID-19 related impacts including capacity limitations and/or modified/limited operations for some of the first nine months of 2021. Admission per capita increased by 6.0% to $41.69 for the nine months ended September 30, 2021 compared to $39.34 for the nine months ended September 30, 2020, primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, partially offset by the net impact of the park and admissions product mix when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2021 increased $382.9 million to $497.2 million as compared to $114.3 million for the nine months ended September 30, 2020. The increase largely results from the increase in attendance discussed above. In-park per capita spending increased by 18.5% to $32.61 for the nine months ended September 30, 2021 compared to $27.53 for the nine months ended September 30, 2020. In park per capita increased due to increased guest spending, an improved product mix, higher realized prices, the impact of new or enhanced and expanded in-park offerings, and a strong consumer demand environment when compared to the prior year period.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2021 increased $63.5 million to $87.1 million as compared to $23.6 million for the nine months ended September 30, 2020.  The increase primarily relates to the increase in attendance as discussed above.  These costs represent 17.5% and 20.6% of the related revenue earned for the nine months ended September 30, 2021 and 2020, respectively. The decrease as a percent of related revenue primarily reflects a return to more normalized operations and the impact of sourcing cost savings initiatives combined with higher realized prices on some of our in-park products, which more than offset inflationary pressures.

Operating expenses. Operating expenses for the nine months ended September 30, 2021 increased by $176.8 million, or 62.4%, to $460.2 million as compared to $283.4 million for the nine months ended September 30, 2020. The increase primarily relates to a net increase in labor-related and other operating costs resulting from the impact of additional operating days due to a return to more normalized operations in 2021, approximately $9.2 million of certain nonrecurring contractual liabilities and legal costs resulting from the temporary COVID-19 park closures and an increase of approximately $6.2 million in non-cash equity compensation expenses, partially offset by structural cost savings initiatives.  Operating expenses as a percent of revenue were 40.6%  for the nine months ended September 30, 2021  and are not comparable to the prior year period primarily due to the impact of certain operating costs in 2020 which are not dependent on attendance levels.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2021 increased $55.9 million, or 77.2%, to $128.3 million as compared to $72.4 million for the nine months ended September 30, 2020.  Excluding the impact of certain legal settlement proceeds in the prior year period, selling, general and administrative expenses increased by approximately $43.4 million primarily due to increased marketing-related costs, an increase of $13.8 million in non-cash equity compensation expense, and increased labor-related costs resulting from the impact of furloughs in the prior year period, partially offset by the impact of cost savings and efficiency initiatives.  The legal settlement proceeds in the prior year period related to approximately $12.5 million received associated with a legal matter. See Note 9–Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. Selling, general and administrative expenses as a percent of revenue were 11.3%  for the nine months ended September 30, 2021  and is not comparable to the prior year period primarily due to the impact of the temporary park closures.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2021 decreased $4.9 million, or 4.3%, to $109.1 million as compared to $114.0 million for the nine months ended September 30, 2020. The decrease primarily relates to a decline in new asset additions along with the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the nine months ended September 30, 2021 increased $21.2 million, or 30.7%, to $90.5 million as compared to $69.2 million for the nine months ended September 30, 2020. The increase primarily relates to interest on the Second-Priority Senior Secured Notes issued in August 2020, the First-Priority Senior Secured Notes issued in April 2020, and the Senior Notes issued in August 2021, partially offset by the impact of a lower average outstanding balance on our Revolving Credit Facility, which was undrawn in 2021 and the impact of decreased LIBOR rates. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs for the nine months ended September 30, 2021 primarily relate to a write-off of discounts and debt issuance costs resulting from the Refinancing Transactions during the nine months ended September 30, 2021.  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and the “Our Indebtedness” section which follows for further details.

Provision for (benefit from) income taxes. Income taxes for the nine months ended September 30, 2021 was a provision of $12.2 million compared to a benefit of $20.7 million for the nine months ended September 30, 2020.  Our consolidated effective tax rate was 6.2% for the nine months ended September 30, 2021 compared to 7.2% for the nine months ended September 30, 2020.  The effective tax rate decreased primarily due to non-cash valuation allowance adjustments on federal and state net operating loss carryforwards, a valuation allowance adjustment on federal tax credits, changes in state tax rates and tax impacts on equity-based compensation.  See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Supplemental comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2019

We believe a comparison of selected financial results for the nine months ended September 30, 2021 to the nine months ended September 30, 2019 may provide additional insight regarding the current impact of the COVID-19 pandemic on our business.  As such, the following supplemental discussion provides an analysis of selected operating results for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2019. The selected summary financial data for the first nine months of 2019 was derived from the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2019.

	For the Nine Months Ended
	September 30,		Variance
	2021	2019	#	%
Selected Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$635,699	$624,789	$10,910	1.7%
Food, merchandise and other	497,211	475,444	21,767	4.6%
Total revenues	1,132,910	1,100,233	32,677	3.0%
Selected costs and expenses:
Cost of food, merchandise and other revenues	87,092	87,062	30	0.0%
Operating expenses (exclusive of depreciation and amortization)	460,192	495,917	(35,725)	(7.2%)
Selling, general and administrative expenses	128,271	174,601	(46,330)	(26.5%)
Other data:
Attendance	15,250	17,925	(2,675)	(14.9%)
Total revenue per capita	$74.29	$61.38	$12.91	21.0%
Admission per capita	$41.69	$34.86	$6.83	19.6%
In-park per capita spending	$32.61	$26.52	$6.09	23.0%

Admissions revenue. Admissions revenue for the nine months ended September 30, 2021 increased $10.9 million, or 1.7%, to $635.7 million as compared to $624.8 million for the nine months ended September 30, 2019. The increase in admissions revenue was primarily a result of an increase in admissions per capita which more than offset a decrease in attendance of approximately 2.7 million guests, or 14.9%.  Admission per capita increased by 19.6% to $41.69 in 2021 compared to $34.86 in 2019. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, along with the net impact of the admissions product mix when compared to the first nine months of 2019. Attendance declined when compared to 2019 primarily due to COVID-19 related impacts including capacity limitations and/or modified/limited operations at our parks for most of the first nine months of 2021.  Attendance was also impacted by a decline from international guest visitation and group-related attendance when compared to 2019.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2021 increased $21.8 million, or 4.6%, to $497.2 million as compared to $475.4 million for the nine months ended September 30, 2019, primarily as a result of an increase in in-park per capita spending, offset by a decrease in attendance as discussed above.  In-park per capita spending increased by 23.0% to $32.61 in the first nine months of 2021 compared to $26.52 in the first nine months of 2019.  In-park per capita spending improved primarily due to increased guest spending, an improved product mix, higher realized prices and fees, new, enhanced or expanded in-park offerings and a strong consumer demand environment when compared to the first nine months of 2019.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2021 remained relatively flat at $87.1 million as compared to the nine months ended September 30, 2019.  These costs represent 17.5% and 18.3% of the related revenue earned for the nine months ended September 30, 2021 and 2019, respectively.  The decrease as a percent of related revenue relates to the impact of sourcing cost savings initiatives combined with higher realized prices on some of our in-park products, which more than offset inflationary pressures.

Operating expenses. Operating expenses for the nine months ended September 30, 2021 decreased $35.7 million, or 7.2%, to $460.2 million as compared to $495.9 million for the nine months ended September 30, 2019.  The decrease is primarily due to a net reduction in labor-related costs and other operating costs primarily resulting from structural cost savings initiatives and the impact of modified/limited operations due to COVID-19, partially offset by approximately $9.2 million of certain nonrecurring contractual liabilities and legal costs impacted by the temporary COVID-19 park closures, operating costs associated with incremental operating days and events added in 2021 and an increase of approximately $3.1 million in non-cash equity compensation expense. Operating expenses were 40.6% of total revenues for the nine months ended September 30, 2021 compared to 45.1% for the nine months ended September 30, 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2021 decreased $46.3 million, or 26.5%, to $128.3 million as compared to $174.6 million for the nine months ended September 30, 2019.  The decrease primarily relates to a targeted reduction in marketing related costs and the impact of cost savings and efficiency initiatives, partially offset by an increase of $11.6 million in non-cash equity compensation expense. As a percentage of total revenue, selling, general and administrative expenses were 11.3% for the nine months ended September 30, 2021 compared to 15.9% for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted.  As of September 30, 2021, we had a working capital ratio (defined as current assets divided by current liabilities) of 1.7, due in part to our outstanding cash balance at September 30, 2021.  Historically, we typically operate with a working capital ratio less than 1 due to significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs. See the “Our Indebtedness” section for further details concerning the proactive measures we have taken to address liquidity in response to the COVID-19 pandemic.

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

Share Repurchases

See Note 11–Stockholders’ Equity (Deficit) in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the Share Repurchase Program.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2021	2020
	(Unaudited, in thousands)
Net cash provided by (used in) operating activities	$416,437	$(107,649)
Net cash used in investing activities	(73,591)	(75,715)
Net cash (used in) provided by financing activities	(222,913)	632,310
Net increase in cash and cash equivalents, including restricted cash	$119,933	$448,946

Cash Flows from Operating Activities

Net cash provided by operating activities was $416.4 million during the nine months ended September 30, 2021 as compared to net cash used in operating activities of $107.6 million during the nine months ended September 30, 2020.  The change in net cash provided by (used in) operating activities was primarily impacted by improved operating performance, including increased sales of admission products, partially offset by the impact of increased interest payments in the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020, which was impacted by the temporary park closures.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the nine months ended September 30, 2021 consisted primarily of capital expenditures of $73.6 million largely related to future attractions. Net cash used in investing activities during the nine months ended September 30, 2020 consisted primarily of $75.7 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Nine Months Ended September 30,
	2021	2020
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$44,046	$65,914
Expansion/ROI projects(b)	29,545	9,801
Capital expenditures, total	$73,591	$75,715
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, and revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. Historically, we generally expect to fund our capital expenditures through our operating cash flow. Due to the COVID-19 pandemic, we took proactive measures starting in March 2020 relating to our capital expenditures including delaying the opening of certain new rides.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2021 results primarily from net debt repayments of $130.6 million, which includes the Refinancing Transactions and payments on the Second-Priority Senior Secured Notes, $77.6 million used to repurchase shares and the payment of tax withholdings on equity-based compensation through shares withheld of $12.7 million. The Refinancing Transactions primarily consisted of $1,934.6 million in repayments of our Term B-5 Loans and Second-Priority Senior Secured Notes, approximately $34.3 million related to a premium paid for redemption of our Second-Priority Senior Secured Notes, and approximately $23.1 million in debt issuance costs partially offset by net proceeds from our Term B Loans and the Senior Notes of $1,922.2 million.

Net cash provided by financing activities during the nine months ended September 30, 2020 results primarily from net proceeds from our First-Priority Senior Secured Notes and our Second-Priority Senior Secured Notes offering of $713.7 million, partially offset by net repayments on our revolving credit facility of $50.0 million, $12.4 million used to repurchase shares and repayments of $11.6 million on our long-term debt. See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below.  As of September 30, 2021, our indebtedness consisted of Senior Secured Credit Facilities, 8.75% first-priority senior secured notes (“First-Priority Senior Secured Notes”) and 5.25% senior notes due 2029 (the “Senior Notes”).

See discussion which follows and Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details concerning our long-term debt and related debt transactions which occurred during the three and nine months ended September 30, 2021.

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended and restated pursuant to a credit agreement (the “Amended and Restated Credit Agreement”) dated August 25, 2021 (the “Senior Secured Credit Facilities”).

As of September 30, 2021, our Senior Secured Credit Facilities consisted of $1.200 billion in Term B Loans which will mature in August 2028, along with a $385.0 million Revolving Credit Facility, which will mature in August 2026, which was not drawn upon as of September 30, 2021. As of September 30, 2021, SEA had approximately $20.5 million of outstanding letters of credit, leaving approximately $364.5 million available for borrowing under the Revolving Credit Facility. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for information.

First-Priority Senior Secured Notes and Senior Notes

On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% First-Priority Senior Secured Notes. On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% Second-Priority Senior Secured Notes, which were fully redeemed during the three months ended September 30, 2021.

On August 25, 2021 SEA closed on a private offering of $725.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “Senior Notes”).

Covenant Compliance

As of September 30, 2021, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes.  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details relating to our restrictive covenants.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus (i) income tax provision (benefit) (ii) interest expense, consent fees and similar financing costs (iii) depreciation and amortization (iv) equity-based compensation expense (v) loss on extinguishment of debt (vi) non-cash charges/credits related to asset disposals (vii) certain business optimization, development and strategic initiative costs (viii) merger, acquisition, integration and certain investment costs and (ix) other nonrecurring costs including incremental costs associated with the COVID-19 pandemic or similar unusual events.

Under the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes (collectively, the “Debt Agreements”), our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Adjusted EBITDA as defined in the Debt Agreements (“Covenant Adjusted EBITDA”).

Covenant Adjusted EBITDA is defined as Adjusted EBITDA plus certain other items as defined in the Debt Agreements, including estimated cost savings among other adjustments.  Cost savings represent annualized estimated savings expected to be realized over the following 24 month period related to certain specified actions including restructurings and cost savings initiatives, net of actual benefits realized during the last twelve months.  Other adjustments include (i) recruiting and retention costs (ii) public company compliance costs (iii) litigation and arbitration costs and (iv) other costs and adjustments as permitted by the Debt Agreements.

We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance.  We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate companies in the industry. In addition, we believe the presentation of Covenant Adjusted EBITDA for the last twelve months is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Debt Agreements. See the “Our Indebtedness-Covenant Compliance” section for further details.

Adjusted EBITDA and Covenant Adjusted EBITDA are not recognized terms under accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for a measure of our financial performance prepared in accordance with GAAP and are not indicative of income or loss from operations as determined under GAAP. Adjusted EBITDA, Covenant Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate our financial performance. Adjusted EBITDA and Covenant Adjusted EBITDA as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation.

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income (loss) for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2021	2020	2021	2020	2021
	(Unaudited, in thousands)
Net income (loss)	$102,097	$(79,237)	$184,975	$(266,785)	$139,439
Provision for (benefit from) income taxes	8,936	(8,392)	12,249	(20,696)	2,420
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	58,827	—	58,827	—	58,827
Interest expense	28,372	28,145	90,455	69,206	122,156
Depreciation and amortization	36,306	38,052	109,111	114,006	145,651
Equity-based compensation expense (b)	13,076	3,484	24,331	3,203	28,595
Loss on impairment or disposal of assets and certain non-cash expenses(c)	1,291	131	4,978	1,551	10,614
Business optimization, development and strategic initiative costs (d)	2,307	3,698	5,654	5,997	6,925
Certain investment costs and other taxes (e)	56	433	472	1,095	421
COVID-19 related incremental costs (f)	13,560	2,024	17,928	5,969	20,767
Other adjusting items (g)	451	438	304	(9,461)	(3,802)
Adjusted EBITDA (h)	$265,279	$(11,224)	$509,284	$(95,915)	$532,013
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (i)					7,400
Other adjustments as defined in the Debt Agreements (j)					15,873
Covenant Adjusted EBITDA (k)					$555,286

(a)

Reflects a loss on early extinguishment of debt and write-off of discounts and debt issuance costs primarily associated with the Refinancing Transactions.  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b)

Reflects non-cash equity compensation expenses and related payroll taxes incurred during the period.  For the three and nine months ended September 30, 2021, includes equity compensation expense related to certain performance vesting restricted awards which were previously not considered likely of vesting.  For the nine months ended September 30, 2020, includes a reversal of equity compensation for certain performance vesting restricted units which were no longer considered likely of vesting.  See Note 10–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(c)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals.  For the three, nine and twelve months ended September 30, 2021, primarily reflects asset write-offs and certain costs related to certain rides and equipment which were removed from service.

(d)

For the three and nine months ended September 30, 2021, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $1.7 million and $2.2 million, respectively of third-party consulting costs; (ii) $1.6 million of severance and other separation costs in the nine months ended September 30, 2021 associated with positions eliminated and (iii) $1.0 million and $2.1 million, respectively of other business optimization costs and strategic initiative costs.

For the three and nine months ended September 30, 2020, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $2.6 million and $2.7 million, respectively, of severance and other separation costs primarily related to the 2020 Restructuring Program and (ii) $0.5 million and $2.4 million, respectively, of third party consulting costs.

For the twelve months ended September 30, 2021, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $2.9 million of third-party consulting costs  (ii) $2.5 million of other business optimization costs and strategic initiative costs and (iii) $1.8 million of severance and other separation costs.

(e)	For the three and nine months ended September 30, 2020, includes costs associated with a Registration Statement on Form S-3 filed in 2020.
(f)

For the three and nine months ended September 30, 2021, includes approximately $9.2 million and $10.4 million, respectively, of nonrecurring contractual liabilities and legal costs impacted by the temporary COVID-19 park closures.  For the three and nine months ended September 30, 2021, also includes approximately $4.1 million and $6.9 million, respectively, of incremental temporary labor-related costs incurred to prepare and staff the parks and certain incremental, nonrecurring, temporary incentives paid to attract employees to return to or remain in the workforce during the COVID-19 related environment.

For the three and nine months ended September 30, 2020, primarily includes incremental labor-related costs to prepare and temporarily operate the parks with enhanced safety measures, nonrecurring contractual liabilities and legal costs impacted by the temporary COVID-19 park closures and initial purchases of safety monitoring and personal protective equipment. For the nine months ended September 30, 2020, also includes incremental third-party consulting costs primarily related to our COVID-19 response and safety communication strategies.

For the twelve months ended September 30, 2021, includes approximately (i) $10.6 million of nonrecurring contractual liabilities and legal costs impacted by the temporary COVID-19 park closures (ii) approximately $9.3 million of incremental labor-related costs to prepare and temporarily operate the parks with enhanced safety measures  and certain incremental, nonrecurring, temporary incentives paid to attract employees to return to or remain in the workforce during the COVID-19 related environment and (iii) initial purchases of safety monitoring and personal protective equipment.

(g)

For the nine months ended September 30, 2020, includes approximately $12.5 million of insurance proceeds related to a legal settlement gain as previously disclosed. For the twelve months ended September 30, 2021, includes approximately $4.4 million related to the return of funds previously paid for a legal settlement. See Note 9–Commitments and Contingencies in our notes to the unaudited condensed consolidated financial statements on Form 10-Q for further details.

(h)

Adjusted EBITDA is defined as net income (loss) before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items as described above.

(i)

Our Debt Agreements permit the calculation of certain covenants to be based on Covenant Adjusted EBITDA, as defined above, for the last twelve-month period further adjusted for net annualized estimated savings we expect to realize over the following 24 month period related to certain specified actions, including restructurings and cost savings initiatives.  These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Debt Agreements and does not impact our reported GAAP net income (loss).

(j)

The Debt Agreements permit our calculation of certain covenants to be based on Covenant Adjusted EBITDA as defined above, for the last twelve-month period further adjusted for certain costs as permitted by the Debt Agreements including recruiting and retention expenses, public company compliance costs and litigation and arbitration costs.

(k)

Covenant Adjusted EBITDA is defined in the Debt Agreements as Adjusted EBITDA for the last twelve-month period further adjusted for net annualized estimated savings among other adjustments as described in footnotes (i) and (j) above.

Contractual Obligations

There have been no material changes to our contractual obligations as of September 30, 2021 from those previously disclosed in our Annual Report on Form 10-K other than the debt and interest obligations pursuant to the Refinancing Transactions (see Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details). As a result, our total long-term debt obligations as of September 30, 2021, not including any possible prepayments, are as follows for the remainder of 2021, 2022-2023, 2024-2025, and thereafter, respectively (in thousands): $3,000; $24,000; $251,500; and $1,874,000. Our estimated future interest payments based on interest rates in effect at September 30, 2021 are as follows for the remainder of 2021, 2022-2023, 2024-2025, and thereafter, respectively (in thousands): $21,303; $205,275; $196,773; and $262,163. Interest obligations also include letter of credit and commitment fees for the used and unused portions of our Revolving Credit Facility assuming payoff at maturity and excluding any possible principal prepayments.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2021.

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

We previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt.  In May 2020, our interest rate swap agreements expired. As such, we did not have any derivative instruments outstanding as of September 30, 2021.  We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At September 30, 2021, approximately $1.2 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $385.0 million, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $10.8 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $7.0 million.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company’s management, including our principal executive officer and principal financial officer, has identified a material weakness in the Company’s internal control over financial reporting.  Specifically, the Company does not have sufficient policies and procedures related to Board oversight of certain Board engagement within the Company’s control environment. Accordingly, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Notwithstanding the above, the control deficiency did not result in a material misstatement of any of the annual or interim consolidated financial statements. Further, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Our Board of Directors is committed to expeditiously remediating this deficiency.

Based upon a recommendation of the Audit Committee, the Board has formed a committee (the “Committee”) to develop a plan to remediate this deficiency.  The Committee intends to engage an independent board consultant to review the Board’s policies and procedures as it relates to the deficiency.  The Committee expects to receive recommendations from the Board consultant related to enhancements to the Board’s policies and procedures and the Board is committed to take appropriate steps to remediate the deficiency as soon as practicable.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees were working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness. There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except for the material weakness as described above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details concerning our other legal proceedings.

Item 1A. Risk Factors

Except for the items described below, there have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on February 26, 2021, to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, which is incorporated herein by reference.

If we lose key personnel or fail to retain our employees or hire new employees, our business may be adversely affected.

Our success depends in part upon a number of key employees, including members of our senior management team who have extensive experience in the industry. Furthermore, competition for employees is intense and the labor market is experiencing significant shortages, which has impacted, and may continue to impact, our ability to attract, recruit and retain both qualified senior executives as well as employees for our parks. We may be unable to retain such employees or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the current market and/or provide sufficient incentives to retain our existing and future employees. If we fail to maintain a culture that makes our company an attractive place to work, employee morale may be diminished and we may have difficulty retaining our workforce and recruiting new employees. In particular, we have recently experienced increased turnover.  Turnover of key personnel, failure to attract, motivate and retain our employees, or failure to develop and implement a viable succession plan for our senior management, could adversely affect our business, our ability to grow and maintain our business and our future success. Changes in our management team and to the Board of Directors, may be disruptive to, or cause uncertainty in, our business, and any additional changes to the management team or the Board of Directors could have a negative impact on our ability to manage and grow our business effectively. In addition, if we are not effective in our succession planning, it may have a negative impact on our ability to successfully recruit for our management team. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key management roles or maintaining and growing our workforce could have a material adverse impact on our business, results of operations and/or the price of our common stock.

Proposed new regulations concerning mandatory COVID-19 vaccination of employees could have a material adverse effect on our business and results of operations.

In September 2021, President Biden issued an Executive Order requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to be tested at least once a week. The Occupational Safety and Health Administration published its Emergency Temporary Standard (the “ETS”) to carry out this mandate. The ETS is currently being challenged in the courts.  Without further change, the deadline for compliance is January 4, 2022. There are many questions that remain unanswered at this time. Absent any changes, we believe that we would be required to comply with this standard because we have more than 100 employees. Given the current labor environment, this regulation could negatively impact our ability to attract and retain sufficient numbers of employees to operate our parks which could have a material adverse impact on our results of operations.  In addition, if testing is an option, and the government does not cover the cost of testing, there are inadequate testing supplies or equipment for rapid testing, or significant numbers of employees require testing this could also materially and adversely impact our business and results of operations.

We have identified a material weakness in our internal control over financial reporting. This material weakness could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

Failure to maintain our internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares are listed, the SEC or other regulatory authorities, which could result in a material adverse effect on our business. Moreover, failure to file our financial statements could cause us to be ineligible to utilize short form registration statements, which could impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

As described elsewhere in this Quarterly Report on Form 10-Q, a material weakness in the Company’s internal control over financial reporting existed at September 30, 2021.  The Board intends to move expeditiously to implement a remediation plan as soon as practicable.  That said, the elements of our remediation plan, which is continuing to be developed, can only be accomplished over time, and these initiatives may not accomplish their intended effects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the third quarter of 2021.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2021	July 31, 2021	415	$45.64	—	$237,594,184
August 1, 2021	August 31, 2021	1,206	$52.09	—	237,594,184
September 1, 2021	September 30, 2021	1,535,804	$53.92	1,533,998	154,877,404
		1,537,425		1,533,998	$154,877,404
(1)

Except for the 1,533,998 shares of the Company’s common stock repurchased as described in footnote (2) which follows, all purchases were made pursuant to the Company’s Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting the Company to withhold shares with a value equal to the amount of the withholding obligation.

(2)

The Company’s Board of Directors had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. During the nine months ended September 30, 2021, the Company repurchased 1,533,998 shares for an aggregate total of approximately $82.7 million. As of September 30, 2021, the Company had approximately $154.9 million available under the Share Repurchase Program. Refer to Note 11 – Stockholders’ Equity (Deficit) in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

4.1

Indenture, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2021 (File No. 001-35883))

10.1

Restatement Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the subsidiary guarantors party thereto, the financial institutions list on the signature pages thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, as Collateral Agent, as Issuing Bank and as Swingline Lender.  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2021 (File No. 001-35883))

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

*	Filed herewith.

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: November 15, 2021	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 15, 2021	By: /s/ Christopher C. Yarris
Christopher C. Yarris
Chief Accounting Officer
(Principal Accounting Officer)