Form 10-K
period 2021-12-31
SeaWorld Entertainment, Inc.
filed 2022-02-28
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,560,513,794 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange.  For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 75,649,342 shares of Common Stock, par value $0.01 per share as of February 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2022 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Tampa, FL

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” “SeaWorld,”  “we,” “our” or “us” in this Annual Report on Form 10-K refer to SeaWorld Entertainment, Inc. and its consolidated subsidiaries; (ii) references to “guests” refer to our theme park visitors; (iii) references to “customers” refer to any consumer of our products and services, including guests of our theme parks; (iv) references to our “theme parks” or “parks” include all of our separately gated parks; (v) references to the “TEA/AECOM 2019 Report” refer to the 2019 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2020; and (vi) references to the “Amusement Today, 2021” refer to the Amusement Today 2021 Golden Ticket Awards, Vol. 25, issue 6.2 dated September 2021. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM 2019 Report, which are not independently validated by the Company.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including the following:

•	the effects of the global Coronavirus (“COVID-19”) pandemic, or any related mutations of the virus on our business and the economy in general
•	failure to hire and/or retain employees;
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

•	seasonal fluctuations in operating results;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks and failure to maintain the integrity of internal or guest data;
•	technology interruptions or failures that impair access to our websites and/or information technology systems;
•	increased labor costs, including minimum wage increases, and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;

•	inability to realize the benefits of developments, restructurings, acquisitions or other strategic initiatives, and the impact of the costs associated with such activities;
•	inability to remediate an identified material weakness on a timely basis;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	unionization activities and/or labor disputes;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	inability to retain our current credit ratings;
•	our leverage;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions or construction delays;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses, including by legislation at federal, state or local levels;
•	delays, restrictions or inability to obtain or maintain permits;
•	financial distress of strategic partners or other counterparties;
•	tariffs or other trade restrictions;
•	actions of activist stockholders;
•	the ability of Hill Path Capital LP and its affiliates to significantly influence our decisions;
•	the policies of the U.S. President and his administration or any changes to tax laws;
•	changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital;
•	mandates related to COVID-19 vaccinations for employees;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector;
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value; and
•	other factors described in “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Annual Report on Form 10-K apply only as of the date of this Annual Report on Form 10-K or as the date they were made or as otherwise specified herein and, except as required by applicable law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I.

Item 1.  Business

Company Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world.  We own or license a portfolio of recognized brands including SeaWorld, Busch Gardens, Aquatica, Discovery Cove and Sesame Place. Over our more than 60-year history, we have developed a diversified portfolio of 12 differentiated theme parks that are grouped in key markets across the United States. Many of our theme parks showcase our one-of-a-kind zoological collection and feature a diverse array of both thrill and family-friendly rides, educational presentations, shows and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

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

Recent Developments

Impact of Global COVID-19 Pandemic

Our results of operations for 2020 and 2021 were impacted by the global COVID-19 pandemic due in part to the following factors: (i) capacity limitations, modified/limited operations and/or temporary park closures which were in place for portions of the respective periods; (ii) decreased demand due to public concerns associated with the pandemic; (iii) restrictions on international travel; and (iv) a decline in both international and group-related attendance.  In response to the COVID-19 pandemic, and in compliance with government restrictions, we temporarily closed all of our theme parks effective March 16, 2020. Beginning in June 2020, we began the phased reopening of some of our parks with enhanced health, safety and cleaning measures, capacity limitations and/or modified/limited operations, which at times included reduced hours and/or reduced operating days.  By the end of August 2020, we had reopened 10 of our 12 parks on a limited basis. We did not open our Aquatica water park in California or our Water Country USA water park in Virginia for the 2020 operating season but opened both parks for their 2021 operating season.

At the start of 2021, seven of our 12 parks were open but were operating with capacity limitations or modified/limited operations.  By the end of the second quarter of 2021, all of our 12 parks were open, and operating without COVID-19 related capacity limitations.  We continue to monitor guidance from, and engage with, federal, state and local authorities and may adjust our plans accordingly.

The COVID-19 pandemic has had, and may continue to have, a material impact on our financial results.  See further discussion in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections included elsewhere in this Annual Report on Form 10-K.

Current Operating Environment

Our Board has formed a number of committees designed to provide further assistance from Board members with expertise in certain areas by providing enhanced oversight over the operations of the Company.  As a result, in the current operating environment, certain members of our Board, including our Chairman of the Board, are actively involved in overseeing certain key operating activities.

The current condition of the overall labor market, the challenging current operating environment and COVID-19 related factors has led to increased turnover and challenges in meeting our staffing goals. These staffing challenges have also led to wage pressures in 2021. Staffing challenges and inflationary pressures in general could continue in this environment; however, we continue our efforts to recruit and retain talent and identify cost reduction and efficiency opportunities as well as incremental revenue opportunities to help offset cost pressures.

For further discussion relating to strategic measures we have taken to operate in the current environment, see Note 1–Description of the Business in the notes in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  For other factors concerning the current operating environment and the COVID-19 pandemic, see the “Risk Factors” section of this Annual Report on Form 10-K, including “The COVID-19 pandemic has disrupted our business and could adversely affect our results of operations and/or various other factors beyond our control could materially adversely affect our financial condition and results of operations” and “If we fail to hire and/or retain employees, our business may be adversely affected”.

During 2021, we began year-round operations at SeaWorld San Antonio and began to operate on select days on a year round basis at both Busch Gardens Williamsburg and Sesame Place in Pennsylvania. These parks are open primarily on weekends and holidays during the winter season, weather permitting.

Our Competitive Strengths

•

Brands That Consumers Know and Love. We believe our brands attract and appeal to guests from around the world. We use our brands, intellectual property and the work we do to care for animals to increase awareness of our theme parks, drive attendance to our theme parks and create “out-of-park” experiences for our guests as a way to connect with them before they visit our theme parks and to stay connected with them after their visit. Such experiences include various consumer product offerings, including toys, books, apparel, educational tools and technology accessories as well as our websites and advertisements.

•

Differentiated Theme Parks. We own and operate 12 theme parks which deliver high-quality educational experiences, entertainment offerings, aesthetic appeal, and shopping and dining experiences.  Our portfolio includes theme parks ranked among the most highly attended in the industry, including three of the top 20 theme parks and four of the top 10 water parks in North America, as measured by attendance (TEA/AECOM 2019 Report).  Our combined theme park portfolio has over 650 attractions that appeal to guests of all ages, including 79 animal habitats, 121 programs and 190 rides. In addition, we have over 350 restaurants, photo and specialty retail shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from educational animal encounters and presentations, to thrilling rides and exciting shows.  In fact, we have won numerous awards and recognition.  See further details in our theme park portfolio table located in the Our Theme Parks section which follows.

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

•

Strong Competitive Position. Our competitive position is enhanced by the combination of our powerful brands, extensive zoological collection and expertise and attractive in-park assets located on valuable real estate. Our zoological collection and expertise, which have evolved over our six decades of caring for animals, would be extremely difficult and expensive to replicate. We have made extensive investments in new attractions and infrastructure and we believe that our theme parks are well capitalized (see the “— Capital Improvements” section included elsewhere in this Annual Report on Form 10-K for a discussion of our new rides and attractions). We believe that the limited supply of real estate suitable for theme park development in the United States coupled with high initial capital investment, long development lead-times and zoning and other land use restrictions constrain the number of large theme parks that can be constructed.

•

Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team, led by Marc Swanson, our Chief Executive Officer, has an average tenure of approximately 14 years in relevant industries. The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product and business development, hospitality, finance and accounting. Additionally, our animal care team is among the most experienced and qualified in the world, making us a global leader in animal welfare, husbandry, enrichment, and veterinary care.

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

•

Significant Cash Flow Generation. We believe that our disciplined approach to capital expenditures, cost management and working capital management historically has enabled us to generate significant annual operating cash flow, even in years of declining performance. In addition, some of our parks are open year-round, which has helped reduce seasonal cash flow volatility. Due to the temporary park closures and limited reopenings, as a result of the COVID-19 pandemic, our cash flow in 2020 was materially impacted. See the seasonality discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Annual Report on Form 10-K.

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

We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work.  For example, we are one of the primary supporters and a corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, we operate one of the world’s most respected rescue programs for ill and injured marine animals, in collaboration with federal, state and local governments, and other members of accredited stranding networks, among others, with the goal of rehabilitating and returning them to the wild. Over our history, our animal experts have helped almost 39,900 ill, injured, orphaned and abandoned wild animals. We are committed to animal rescue, conservation research and education and invest millions annually in these efforts.

Our Theme Parks

Our legacy started in 1959 with the opening of our first Busch Gardens theme park in Tampa, Florida. Since then, we have grown our portfolio of strong brands and strategically expanded across five states on approximately 2,000 acres of owned land and 190 acres of leased property in San Diego. Our theme parks offer guests a variety of exhilarating experiences, from animal encounters that invite exploration and appreciation of the natural world, to both thrilling and family-friendly rides, educational presentations and spectacular shows. Our theme parks also provide guests special events and concerts throughout the year, including our Seven Seas Food Festivals, Food & Wine Festivals, Sesame Street Kids’ Weekends, Viva La Musica music celebration, and Craft Beer Festivals as well as special seasonal events such as our Halloween Spooktacular, Howl-O-Scream and Christmas events. Our theme parks are consistently recognized among the top theme parks in the world and rank among the most highly attended in the industry. See further discussion of our recent awards and recognition in the theme park portfolio table which follows.  Also see a discussion of our new rides and attractions under the Capital Improvements section.

We generally locate our theme parks in geographic clusters, which we believe improves our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs.  Our portfolio of branded theme parks includes the following names (see the theme park portfolio table which follows for more details on each of these parks):

•

SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, educational presentations, special dining experiences, thrilling attractions and a variety of educational and entertainment offerings that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill and family-friendly rides and entertainment that creatively incorporate our one-of-a-kind zoological collection. We currently own and operate the following SeaWorld-branded theme parks:

•

SeaWorld San Diego is the original SeaWorld theme park and was founded in 1964 by four graduates from the University of California, Los Angeles (UCLA). SeaWorld San Diego spans 190 acres of waterfront property on Mission Bay in San Diego, California, is open year-round and is one of the most visited paid attractions in San Diego. SeaWorld San Diego is home to a number of attractions, including Tidal Twister, a first-of-its-kind dueling roller coaster, and Electric Eel, a triple-launch steel roller coaster.  SeaWorld San Diego is ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2019 Report).

•

SeaWorld Orlando is a 279-acre theme park in Orlando, Florida, the world’s largest theme park destination, and is open year-round. In 2019, SeaWorld Orlando opened Sesame Street Land, an immersive new land which includes kids wet and dry play areas, interactive experiences, fun family rides and a Sesame parade.  SeaWorld Orlando is also home to a number of thrilling and family-friendly rides including Infinity Falls, a river rapid ride, and Mako, a high-speed hyper coaster. SeaWorld Orlando is ranked among the top 10 theme parks in North America, as measured by attendance (TEA/AECOM 2019 Report).

•

SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing 397 acres in San Antonio, Texas. In 2020, prior to the temporary park closure, SeaWorld San Antonio opened Texas StingRay, the tallest, fastest and longest wooden coaster in Texas, and in 2019 opened Turtle Reef, a one-of-a-kind sea turtle attraction, Sea Swinger, a thrilling swing ride, and Riptide Rescue, a family-friendly spinner ride.

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

•

Busch Gardens Williamsburg, a 422-acre theme park, is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming. Busch Gardens Williamsburg is home to a number of thrilling roller coasters and attractions including Finnegan’s Flyer which opened in 2019.

•

Aquatica. Our Aquatica-branded water parks are premium, family-oriented destinations in a South Seas-themed tropical setting.  Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative presentation of marine animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following separately gated Aquatica branded theme parks:

•

Aquatica Orlando is an 81-acre South Seas-themed water park adjacent to SeaWorld Orlando that is open year-round. The water park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats.  In 2021, Aquatica Orlando opened Riptide Race, a dueling pipeline slide and in 2019 the park opened KareKare Curl, a family tube water ride.  Aquatica Orlando is ranked #4 most attended water park in North America and #8 worldwide (TEA/AECOM 2019 Report) and was the first water park in the world to be designated a Certified Autism Center (IBCCES, 2019).

•

Aquatica San Antonio is an 18-acre water park located adjacent to SeaWorld San Antonio.  The water park features a variety of waterslides, rivers, lagoons, a large beach area and private cabanas. In 2020, prior to the temporary park closure, Aquatica San Antonio opened Tonga Twister, a high energy body slide, and in 2019, the park opened Ihu’s Breakaway Falls, a multi-drop tower slide.  Aquatica San Antonio is ranked #8 most attended water park in North America (TEA/AECOM 2019 Report).

•

Aquatica San Diego is a 66-acre water park located in Chula Vista, California, near our SeaWorld San Diego theme park. The water park features a variety of waterslides, a lazy river, a wave pool with a large beach area and private cabanas.  We are converting Aquatica San Diego into a Sesame Place standalone park which we expect to open in March 2022. Sesame Place San Diego will be the second Sesame Place in the country and the first located on the West Coast. The park will feature an interactive Sesame Street Neighborhood, where kids can play with immersive physical and digital character experiences. Guests will also have exciting ways to engage with Sesame Street characters, including a live character show, a daily parade and one-of-a-kind photo opportunities. In addition to ongoing park offerings, the park will open with a full lineup of exciting family-friendly events and seasonal celebrations throughout the year.

•

Discovery Cove. Located next to SeaWorld Orlando, Discovery Cove is a 58-acre, reservations only, all-inclusive marine life theme park that is open year-round and features premium culinary offerings. The theme park restricts its attendance in order to assure a more intimate experience. Discovery Cove provides guests with a full day of activities, including the opportunity to interact with dolphins and sharks, snorkel with thousands of tropical fish, wade in a lush lagoon with stingrays and hand-feed birds in a free flight aviary. Discovery Cove was the first all-inclusive day resort and animal interaction park in the U.S. to be designated a Certified Autism Center (IBCCES, 2019).

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

The table which follows represents our theme park portfolio in 2021 and some of our recent awards and recognition.

Location	Theme Park	Year Opened	Awards/Recognition	2021 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Orlando, FL		1973

•Voted #1 Nation’s Best Amusement Park in 2021 (USA Today, 2021) and voted Orlando’s Best Theme Park from 2016 through 2019 (Orlando Sentinel, 2016-2019)

•Ranked #1 Best Marine Life/Wildlife Park since the award’s inception in 2006 (Amusement Today, 2006-2019, 2021)

•Ranked among top 10 amusement park in the U.S. and the world (TripAdvisor, 2019)

•Features Mako which ranked #1 Best Roller Coaster (USA Today, 2021) and #17 top steel roller coaster in the world (Amusement Today, 2021), Sesame Street Land which was awarded the Best New Amusement Park Attraction for 2019 (USA Today, 2020) and SeaWorld Christmas which ranked #4 Best Christmas Event of 2020 (Amusement Today, 2021)

•Awarded two International Association of Amusement Parks and Attractions (“IAAPA”) 2021 Brass Ring Awards (IAAPA)

				17	13	26	48
		2000	•Ranked #4 Best Marine Life/Wildlife Park in 2021 and #3 in 2019 (Amusement Today, 2019, 2021) •Voted Best Theme Park and Best Romantic Thing to Do in Orlando (USA Today, 2021) •Voted Best Marine Mammal Park (Global Brands Magazine, 2020)	5	3	0	10
		2008	•Voted #1 for Nation’s Best Outdoor Waterpark in 2021 and 2018 and among top 5 in 2019 and 2020 (USA Today, 2018-2021) •Voted Orlando’s Best Waterpark from 2016 through 2019 (Orlando Sentinel 2016-2019) •Ranked among the top 25 water parks in the U.S. (TripAdvisor, 2019) •Features Riptide Race, ranked #2 Best New Water Park Ride of 2021 (Amusement Today, 2021)	3	14	0	6
Tampa, FL		1959

•Ranked #6 for the Nation’s Best Amusement Park for 2021 and features Falcon’s Fury which ranked #1 Best Non-Roller Coaster ride for 2020, Montu which ranked in the top 10 for Best Roller Coaster for 2021 and 2020, Tigris which ranked #3 Best New Amusement Park Attraction for 2019, Turn It Up! Show which ranked among top 5 Best Amusement Park Entertainment from 2019-2021 and Howl-O-Scream which ranked #3 Best Theme Park Halloween Event in 2021 (USA Today, 2019-2021)

•Ranked #2 Best Marine Life/Wildlife Park of 2021 and features 2 of the world’s top 50 steel roller coasters (Amusement Today, 2021)

•Ranked among top 25 amusement parks in the U.S. (TripAdvisor, 2019-2020)

				14	27	15	39
		1980	•Ranked #8 for the Nation’s Best Outdoor Waterpark in 2021 and 2020 (USA Today, 2020-2021)	0	11	0	6
San Diego, CA		1964	•Ranked #5 Best Marine Life/Wildlfe Park in 2021 and among top three from 2006 through 2018 (Amusement Today, 2006-2018, 2021) •Features Tidal Twister which ranked #4 Best New Family Attraction of 2019 (Amusement Today, 2019) and #10 Best New Amusement Park Attraction for 2019 (USA Today, 2020) •Awarded three IAAPA 2018 Brass Ring Awards and one in 2017 (IAAPA)	24	16	14	26
		1996(a)	•Located in Chula Vista, California, is expected to be converted into our second Sesame Place standalone park in March 2022	0	8	0	4
San Antonio, TX		1988	•Features Texas Stingray which was ranked #4 Best New Roller Coaster of 2021 (Amusement Today, 2021) and #5 Best New Amusement Park Attraction for 2020 and Turtle Reef which was ranked #6 Best New Amusement Park Attraction for 2019 (USA Today, 2020-2021) •Ranked among top four Best Marine Life Parks from 2006 through 2018 (Amusement Today, 2006-2018)	8	12	34	45
		2016(b)	•Ranked among top 15 water parks in the U.S. (TripAdvisor 2019)	3	13	0	7
Williamsburg, VA		1975

•Ranked #4 for the Nation’s Best Amusement Park for 2021 and features the Celtic Fyre show which was awarded the Best Amusement Park Entertainment for 2018 through 2021, Howl-O-Scream which ranked #2 Best Theme Park Halloween Event in 2021 and Christmas Town which ranked #5 Best Theme Park Holiday Event in 2021 (USA Today, 2018-2021)

•Ranked among top 25 amusement parks in the U.S. (TripAdvisor, 2019-2020)

•Named the World’s Most Beautiful Amusement Park for 31 consecutive years (National Amusement Park Historical Association, 2021)

•Awarded #3 for the Most Beautiful Park/Best Landscaping in 2021 and #1 for 2020 and each prior year since the category’s inception in 1998 and features one of the world’s top 50 wood roller coasters, Invadr, and two of the world’s top 50 steel roller coasters, led by Apollo’s Chariot, the #11 rated steel roller coaster in the world (Amusement Today, 1998- 2019, 2021)

				5	35	15	34
		1984	•Ranked #4 and #5 for the Nation’s Best Outdoor Waterpark for 2021 and 2020, respectively (USA Today, 2021, 2020) •Ranked among top 25 water parks in the U.S. (TripAdvisor 2019-2020) •Features the Cutback Water Coaster ride which was awarded the Best New Water Park Ride of 2019 (Amusement Today, 2019)	0	15	0	5
Langhorne, PA		1980	•Ranked #5 Best Family Park of 2021 and #2 in 2019 (Amusement Today, 2021, 2019) and features Oscar’s Wacky Taxi, ranked among the top 5 Best New Rides of 2018 (Amusement Today, 2018) •First theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018)	0	23	17	44
Total(h)				79	190	121	274

(a)

This water park was acquired renovated, rebranded, and relaunched as Aquatica San Diego in June 2013. We are converting this park into a Sesame Place standalone park which we expect to open in March 2022.

(b)

Prior to 2016, Aquatica San Antonio was included in admission for SeaWorld San Antonio and did not have a separate gate.  In 2016, Aquatica San Antonio was converted into a stand-alone, separate admission park that guests can access through an independent gate.

(c)	The 2021 theme park portfolio represents animal habitats, rides, shows and other offerings which were available to guests in 2021.
(d)	Represents animal habitats without a ride or show element, often adjacent to a similarly themed attraction.
(e)

Represents mechanical dry rides, water rides and water slides (including wave pools and lazy rivers) which may include educational and/or conservation-related elements. Does not include certain rides which were not available for 2021 in part due to modified and/or limited operations as a result of COVID-19 related impacts.

(f)	Represents annual and seasonal educational presentations, programs or shows with either animals, characters, live entertainment and/or 3-D or 4-D experiences.
(g)

Represents our 2021 portfolio for events, distinctive experiences and play areas, which collectively may include educational and/or conservation-related elements and may include special limited time events; distinctive experiences often limited to small groups and individuals and/or requiring a supplemental fee (such as educational tours, immersive dining experiences and interactions with animals); and pure play areas, typically designed for children or seasonal special events, often without a queue (such as water splash areas or Halloween mazes).

(h)	The total number of animal habitats, rides, shows, presentations, events, distinctive experiences and play areas in our theme park portfolio varies seasonally.

Capital Improvements

We make annual targeted investments to support our existing theme park facilities and attractions, as well as enable the development of new theme park attractions and infrastructure. Maintaining and improving our theme parks, as well as opening new attractions, is critical to remain competitive, grow revenue and increase our guests’ length of stay.

In order to manage costs and expenditures and to maximize liquidity in response to the temporary park closures and limited reopenings related to the onset of the COVID-19 pandemic in 2020, we substantially reduced or deferred all capital expenditures starting in March 2020 (other than minimal essential capital expenditures) when the parks were closed and postponed the opening of certain rides that were still under construction and originally scheduled to open in 2020. We were able to open certain new attractions in 2020 prior to the park closures including our award-winning Texas Stingray coaster at SeaWorld San Antonio. In 2021, we opened Riptide Race at Aquatica Orlando. Our strong lineup of attractions scheduled to open in 2022 includes 4 of the 9 most anticipated roller coasters of 2022 (USA Today, 2021). We expect to open the following new rides and attractions in our parks in 2022:

•

Ice Breaker (SeaWorld Orlando): A quadruple launch coaster, featuring four airtime filled launches, both backwards and forwards, culminating in a reverse launch up a 93-foot vertical spike leading to the steepest beyond vertical drop in Florida.

•

Iron Gwazi (Busch Gardens Tampa Bay): The tallest hybrid coaster in North America and the world’s fastest and steepest hybrid coaster, with the world’s tallest drop. Riders will climb more than 200 feet before plunging into a beyond vertical drop, reaching speeds of 76 miles per hour, and experiencing a dozen airtime moments.

•

Emperor (SeaWorld San Diego): The tallest, fastest, longest and first floorless dive coaster on the West Coast. After climbing more than 150 feet, riders will dangle at a 90-degree angle before plunging into a 143-foot vertical drop that will accelerate riders to more than 60 miles per hour.

•	Tidal Surge (SeaWorld San Antonio): The world’s tallest and fastest Screaming Swing will take riders up 135 feet at speeds reaching 68 miles per hour.
•

Pantheon (Busch Gardens Williamsburg): The world’s fastest multi-launch coaster, will accelerate riders to a speed of 73 miles per hour and will include a 180-foot drop at 95-degrees, four launches, two inversions, and 15 air-time moments.

•

Reef Plunge (Aquatica Orlando): A new water slide experience that will take riders through over 330 feet of translucent cutouts and rings all while sliding past a dynamic new underwater habitat home to Commerson’s dolphins and leopard sharks.

•	Riptide Race (Aquatica San Antonio): A dueling pipeline slide that will send riders through over 500 feet of slide all while navigating high-speed tunnels and tight turns alongside their opponents.

•

Rapids Racer and Wahoo Remix (Adventure Island): Rapids Racer is a dueling pipeline slide that will send riders racing through nearly 600 feet of slide all while navigating tight turns and accelerations alongside their opponents. Wahoo Remix (formerly Wahoo Run) will re-open as a family raft ride sending riders along a more than 600-foot slide complete with synchronized light and sound elements and a glow-light tunnel.

•

Aquazoid Amped (Water Country USA): This new water slide experience includes an all-new special effects show, music and dynamic lighting effects. Riders will plunge down over 800 feet of fully enclosed twisting tube at speeds of around 20 feet per second.

•

Big Bird’s Tour Bus (Sesame Place):  The whole family will enjoy a ride on this oversized, red double-decker bus with Big Bird and some of his furry friends. The bus goes around and around with a Sesame Street-inspired cityscape as the backdrop.

•

Sesame Place San Diego (formerly Aquatica San Diego):  The 17-acre theme park is expected to open in March 2022 at the former site of Aquatica San Diego. It will boast seven themed dry rides and an interactive musical play area. This is in addition to 11 water attractions including a 500,000-gallon wave pool, as well as an interactive Sesame Street Neighborhood.

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

Environmental and Social Responsibility

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

Animal Care and Rescue

We provide care for one of the largest zoological collections in the world. Our commitment to these animals includes applying world-class standards of care, while striving to provide habitats that promote the health of the animals. During our temporary park closures due to the COVID-19 pandemic in 2020, essential personnel, including our animal care experts, continued to provide for the health, safety, and nutritional needs of all of the animals in our care.  Our animal care team is among the most experienced and qualified in the world, making SeaWorld a global leader in animal welfare, husbandry, enrichment, and veterinary care.

The zoological programs of all three SeaWorld parks, Discovery Cove and Busch Gardens Tampa Bay are validated by several professional zoological assessing organizations. Our parks are accredited members of the Association of Zoos and Aquariums (“AZA”), one of the foremost professional zoological organizations in the world. In addition, our three SeaWorld parks and Discovery Cove are accredited by the Alliance of Marine Mammal Parks and Aquariums (“AMMPA”), an association specifically focused on the care of marine mammals. SeaWorld’s facilities have also received accreditation from the International Marine Animal Trainers’ Association (“IMATA”), whose Animal Trainer Development Program was developed to recognize those facilities that have exceptional systems for training animal care givers in the science and art of animal training, while utilizing positive reinforcement. And lastly, all three SeaWorld parks, Aquatica Orlando, Discovery Cove and Busch Gardens Tampa Bay are Certified Humane by Humane Conservation, an animal welfare certification standard developed by the independent third-party organization American Humane.

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

We are also a leader in animal rescue.  Working in partnership with state, local and federal agencies, our rescue teams are on call 24 hours a day, seven days a week, 365 days a year, including during our temporary park closures due to the COVID-19 pandemic. Consistent with our mission to protect animals and their ecosystems, our rescue teams mobilize and often travel hundreds of miles to help ill, injured, orphaned or abandoned wild animals in need of our expert care, with the goal of returning then to their natural habitat. Over our history, we have helped almost 39,900 animals across a number of species including bottlenose dolphins, manatees, sea lions, seals, sea turtles, sharks, birds and more. For example, we work closely with Florida Fish and Wildlife Commission (the “FWC”) and in the past five years have helped over 250 manatees as human caused pressures increase. We have one of the largest manatee rescue operations in the world and operate one of only five manatee critical care facilities in the U.S.

Our commitment to animals also extends beyond our theme parks and throughout the world. We actively participate in species conservation and rescue efforts as discussed in the “—Conservation & Community Relations” section which follows.

Conservation and Community Relations

Our purpose is to inspire people to protect animals and the wild wonders of the world, and a critical way we deliver on this is by providing our guests opportunities to explore and interact with the animals in our parks. Through our up-close animal encounters, educational exhibits, “Inside Look” events, educational presentations, and innovative entertainment, we strive to inspire each guest to take action to care for and conserve the natural world. Some of the animals in our care serve as ambassadors for their species through public appearances that educate the public and raise awareness for issues facing wildlife and wild places.  We also partner with and support leading research, education and conservation organizations that help protect species of animals at risk in the wild, as well as the habitats that are home to many vulnerable species. For example, we are working alongside various resource management agencies, including the FWC, National Oceanic and Atmospheric Administration Fisheries, the Fish and Wildlife Foundation of Florida, and other zoological facilities, to save Florida's endangered coral reef by contributing resources and expertise to the Florida Coral Rescue Center (the “FCRC”).  The FCRC is an environmental conservation effort located in Orlando, Florida that aims to provide a safe and stable home for coral colonies to receive world-class care from a team of experts, including experts from SeaWorld. The FCRC was established for gene banking and care of corals rescued from reefs not yet affected by disease impacting corals in the wild.

We have supported conservation efforts such as the Killer Whale Research and Conservation Program, in partnership with the National Fish and Wildlife Foundation, to study and protect endangered killer whales in the wild, with a particular focus on the Southern Resident killer whale population found off the coast of Washington. Another example is a partnership with marine wildlife artist and conservationist Guy Harvey focused on ocean health and the plight of sharks in the wild. We also continue to support the Hubbs-SeaWorld Research Institute, which was started over 55 years ago by one of SeaWorld’s founders and remains a world-renowned scientific research organization committed to conserving and renewing marine life to ensure a healthier planet.

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

We see the impacts of marine debris and litter along shorelines and in coastal waters, estuaries, and oceans – a visible reminder of the need to reduce waste. We have implemented programs to generate less waste in our parks and to increase our recycling efforts. For example, in 2019, we replaced polystyrene foam dinnerware products with products made from 100% recycled materials at all of our parks. We also have removed all single use plastic drinking straws and shopping bags, have an extensive recycling infrastructure in place in all our parks and actively encourage our guests to recycle.  Several of our parks have been externally recognized for their recycling programs.  For example, SeaWorld San Diego has received the City of San Diego’s Environmental Services Department as a “Recycler of the Year” 20 times over the award’s history.  We raise awareness with our employees and guests about the need for all of us to do our part to address this global challenge.

Responsible Sourcing

Corporate responsibility extends to how we source the goods and services needed to operate our parks and to serve our guests. We have established a Responsible Food Sourcing Policy, which outlines our commitment to partner with food suppliers that deliver products that meet or exceed sustainable, healthy and humane food standards. For example, our parks have converted to 100% cage-free eggs.  We have also made a variety of commitments related to the sourcing of particular products. We have also set a goal of purchasing from suppliers that have announced a commitment and published targets to convert to group-housed humane farming. In response to growing guest demand, we have also taken steps to expand the number of plant-based food offerings on our menus across our parks. As part of these efforts, in 2019, we added a sustainable, plant-based burger to our menus at all of our parks. We have also taken additional steps, where possible, to identify and partner with brands and products in our parks which share our commitment to giving back to communities, animals, and/or our broader environment.

Human Capital Management

We have a diverse and mission-driven team of employee ambassadors. Our team makes it possible each day to provide our guests with experiences that matter and to inspire them to protect animals and the wild wonders of our world.  As of December 31, 2021, we employed approximately 2,800 full-time employees and approximately 11,400 part-time and seasonal employees.  During our peak operating season in 2021, we employed additional part-time and seasonal employees, including high school and college students. None of our employees are covered by a collective bargaining agreement.

Our focus on recruiting and developing diverse talent has resulted in a management team that is approximately 49% female and 42% of a minority ethnicity.  Similarly, our overall workforce is 52% women and 54% of a minority ethnicity.  We don’t simply view diversity as a target, but rather a continual commitment to focus on creating the best and most inclusive workplace possible by recognizing and celebrating our unique backgrounds.

We strive to provide our ambassadors with a competitive compensation package using market data including comprehensive benefits.  We provide benefits including health, dental, vision, disability, life insurance, retirement, paid time-off, complimentary tickets and various other benefits.

In response to the unprecedented COVID-19 pandemic and for the safety of our ambassadors, we implemented new procedures which included remote work places when possible, social distancing, COVID-19 specific training and contact tracing to help protect our employees from the spread of the virus.

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

In-Park Offerings

We generate revenue from the sale of in-park products and services, primarily consisting of food, beverage and merchandise items.

Food and Beverage Offerings

We strive to deliver a variety of high quality, creative and memorable food and beverage experiences for our guests. Our culinary team focuses on providing creative menu offerings and ways to deliver those offerings that appeal to our diverse guest base. We also offer a variety of dining programs that provide quality food and great value to our guests and drive incremental revenues. While our menu offerings have broad appeal, they also cater to guests who desire healthy options and those with special allergy-related needs. Our all-day-dining program delivers convenience and value to our guests with numerous restaurant choices for one price for the entirety of their day visit to the park. We also offer creative immersive dining experiences that allow guests to dine up-close with our animals and characters. Our commitment to care for the natural world extends to the food that we serve. Some of our menus feature sustainable, organic, seasonal, and locally grown ingredients that aim to minimize environmental impacts to animals and their habitats. In addition, through our ongoing culinary supply chain management initiatives, we believe we are well-positioned to take advantage of changing economic and market conditions.

Merchandise and Other In-Park Service Offerings

We offer guests the opportunity to capture memories through our products and services, including through traditional retail shops, game venues and customized photos. We make a focused effort to leverage the emotional connection of the theme park experiences, capitalize on trends, and optimize brand alignment with our merchandise product offerings. In-park games are designed with the goal of creating positive family experiences for guests of every age.  Our merchandise teams also focus on making a visit to our theme parks easy, convenient, and comfortable. This includes offering quick queue passes for front of the line access to popular attraction, reserved seating, cabana rentals and other guest conveniences like lockers or service vehicle rentals such as strollers, electric personal carts and wheelchairs.

Consumer Products and Licensing

To capitalize on our popular brands, we leverage content through licensing and consumer product arrangements. We developed licensed consumer products to drive consumer sales through retail channels beyond our theme parks and continue to look for this channel to grow. While currently these licensed consumer products do not represent a significant percentage of our total revenue, we believe by leveraging our brands and our intellectual property through consumer products, we will create new revenue streams and enhance the value of our brands through greater brand visibility, consumer awareness and increased consumer loyalty.  In addition, we have expanded our brand appeal through strategic alliances with well-known external brands, including Sesame Street and Build-A-Bear. We have also incorporated Rudolph the Red-Nosed Reindeer™ and other well-known characters into five of our park holiday programs under a license agreement with Character Arts, LLC, which currently runs through January 2024.

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

As a result of the COVID-19 pandemic and the related impacts on the travel industry, group events in 2021 and 2020 were impacted.  See the “—Impact of Global COVID-19 Pandemic” and “Risk Factors” sections included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance.

Corporate Sponsorships and Strategic Alliances

We seek to secure long-term corporate sponsorships and strategic alliances with leading companies and brands that share our core values, deliver significant brand value, and influence and drive mutual business gains. We identify prospective corporate sponsors based on their industry and industry-leading position, and we select them based on their ability to deliver impactful value to our theme parks and our brands, as well as to consumer products and various entertainment platforms. Our corporate sponsors contribute to us in a multitude of ways, such as through direct marketing, advertising, media exposure and licensing opportunities.  Some of our corporate sponsors, such as our partners at Coca-Cola, also join us in making an impact on conservation efforts through contributions to the non-profit SeaWorld & Busch Gardens Conservation Fund.  Also see additional discussion concerning our conservation partnerships, such as Guy Harvey, in the “—Conservation and Community Relations” section included elsewhere in this Annual Report on Form 10-K.

Seasonality

See the seasonality discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Annual Report on Form 10-K.

Our Markets, Guests and Customers

Our theme parks are entertainment venues with broad demographic appeal and are located near a number of large metropolitan areas, including 6 of the 10 most populous metropolitan areas in the United States and 7 of the top 25 Best Destinations in the United States (U.S. Census, 2021; TripAdvisor, 2021). Additionally, because our theme parks are divided between regional and destination theme parks, historically our guests have included local visitors, non-local domestic visitors and international visitors. As a result of the COVID-19 pandemic and the related impacts, travel from domestic and international markets were impacted in 2020 and 2021.  See the “—Impact of Global COVID-19 Pandemic” and “Risk Factors” sections included elsewhere in this Annual Report on Form 10-K for further discussion.

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

Sesame License Agreement

Our wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), is a party to a license agreement with Sesame, a New York not-for-profit corporation. The License Agreement extends SEA’s status as Sesame’s exclusive theme park partner in the United States, Puerto Rico, and the U.S. Virgin Islands (the “Sesame Territory”), with a second Sesame Place® theme park scheduled to open in 2022. We plan to open our second Sesame Place theme park at the site of the current Aquatica San Diego in March 2022. After the opening of Sesame Place San Diego, we will have the option to build additional Sesame Place theme parks in the Sesame Territory.

Under the terms of the license agreement, including the requirement for certain subsequent approvals from Sesame, Sesame granted SEA the right to use the Sesame Street Elements (as defined below) (a) in connection with the design, building, installation, theming, promotion, and operation of SEA’s existing Sesame Place theme park, located in Langhorne, Pennsylvania (the “Langhorne Sesame Place”) and additional Sesame Place theme parks in the United States, including Sesame Place San Diego (collectively, the “Standalone Parks”); (b) in connection with the design, building, installation, theming, promotion, and operation of SEA’s existing Sesame Lands (currently known as Sesame Street® Land at SeaWorld Orlando, which opened in spring of 2019, Sesame Street Bay of Play at SeaWorld San Antonio, Sesame Street Bay of Play at SeaWorld San Diego, Sesame Street Safari of Fun at Busch Gardens Tampa Bay, and Sesame Street Forest of Fun at Busch Gardens Williamsburg) and additional Sesame Lands, (collectively, the “Sesame Lands”); (c) in connection with the Licensed Products (as defined below); (d) in marketing and promotional activities related to the Standalone Parks and Sesame Lands, including without limitation, marketing, advertising and promotion, character appearances and live presentations (both in park and in off-site promotional activities such as schools, parades, conventions, etc.), and the Licensed Products; and/or (e) to seek and to enter into sponsorship agreements for specific sponsorships of Sesame Street-themed attractions.

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

Sesame has reserved rights to build family entertainment centers using the Sesame Street Elements subject to certain territorial restrictions surrounding SEA’s Sesame Place Standalone Parks and Sesame Lands within the Sesame Territory. The license agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a 5 year option added from each new Standalone Park opening. Pursuant to the license agreement, SEA pays specified annual license fees, as well as a schedule of royalties based on revenues earned in connection with admissions, sales of Licensed Products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.

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

Our Industry

In 2020, the COVID-19 pandemic severely impacted the theme park industry causing complete shutdowns or extended periods of closure.  Some theme parks chose to partially reopen with capacity limitations and enhanced safety protocols, which allowed them to resume operations but with lower levels of attendance.  With the widespread introduction and reception of vaccines to fight COVID-19 in 2021, the operating environment and attendance levels have generally improved; however, COVID-19 related factors continue to impact domestic and international travel, group-related attendance and events, public opinion concerning social gatherings and consumer behavior.  We believe the industry will eventually return to its pre-COVID-19 levels and mix of attendance. We believe that the theme park industry is an attractive sector characterized by a proven business model that over the long-term generates significant cash flow and has avenues for growth. Theme parks offer a strong consumer value proposition, particularly when compared to other forms of out-of-home entertainment such as concerts, sporting events, cruises and movies. As a result, theme parks attract a broad range of guests and generally exhibit strong operating margin across regions, operators, park types and macroeconomic conditions.

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

Regulatory

Our operations are subject to a variety of federal, state and local laws, regulations and ordinances including, but not limited to, those regulating the environment, display, possession and care of our animals, amusement park rides, building and construction, health and safety, labor and employment, workplace safety, zoning and land use and alcoholic beverage and food service. As a result of the COVID-19 pandemic, we have also had to comply with rapidly changing local, state and federal rules, orders and regulations.  Key statutes and treaties relating to the display, possession and care of our zoological collection include the Endangered Species Act, Marine Mammal Protection Act, Animal Welfare Act, Convention on International Trade in Endangered Species and Fauna Protection Act and the Lacey Act. We must also comply with the Migratory Bird Treaty Act, Bald and Golden Eagle Protection Act, Wild Bird Conservation Act and National Environmental Policy Act, among other laws and regulations. We believe that we are in compliance with applicable laws, regulations and ordinances; however, such requirements may change over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to our properties or operations will not require significant expenditures in the future.

Recent Regulatory Developments

The U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).  The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016.  We submitted a comment letter to APHIS expressing our views on the Proposed APHIS Regulations.  The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized. These Proposed APHIS Regulations were not listed as a priority for APHIS with the release in July 2021 of the Department of Agriculture’s latest Semiannual Unified Agenda of Federal Regulatory and Deregulatory Actions for Fall 2021 (the “Fall 2021 Unified Agenda”) indicating that the agency did not plan any further action at that time on the matter.  However, there can be no assurance that APHIS will not propose or enact regulations that could materially impact the Company in the future.

APHIS did include in the Fall 2021 Unified Agenda a notice that it planned to issue a Notice of Proposed Rulemaking to extend its enforcement of the Animal Welfare Act (the “AWA”) to birds, other than birds bred for use in research.  APHIS says this would help ensure the humane care and treatment of such birds.  The full impact of these regulations will not be known until the Proposed APHIS Regulations are published.

On December 3, 2021, APHIS released a Final Rule related to contingency plans for the handling of animals.  This rulemaking, which became effective on January 3, 2022, amends AWA regulations to add requirements for contingency planning and training of personnel by research facilities and by dealers, exhibitors, intermediate handlers, and carriers. APHIS says this action will heighten the awareness of licensees and registrants regarding their responsibilities and help ensure a timely and appropriate response should an emergency or disaster occur.

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

We face a rapidly changing regulatory environment across our business, including responses to COVID-19, wages and hour regulations, employee health and benefit requirement and the policy agenda of the U.S. President and his administration to name a few.  For more detailed discussion,  see the “Impact of Global COVID-19 Pandemic” section and the following under the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K, “The COVID-19 pandemic has disrupted our business and could adversely affect our results of operations and/or various other factors beyond our control could materially adversely affect our financial condition and results of operations; Increased labor costs and employee health and welfare benefits may negatively impact our operations; and The policies of the U.S. President and his administration or any changes to tax laws may result in a material adverse effect on our business, cash flow, results of operations or financial condition and may impact our ability to use our net operating loss carryforwards.”

Insurance

We maintain insurance of the type and in the amounts that we believe to be commercially reasonable for businesses in our industry. We maintain primary and excess casualty coverage of up to $100.0 million. As part of this coverage, we retain deductible/self-insured retention exposures consistent with our normal expected losses related to general liability claims, automobile liability and workers’ compensation claims. We maintain employers’ liability and all coverage required by law in the states in which we operate. Defense costs are included in the insurance coverage we obtain against losses in these areas. Based upon our historical experience of reported claims and an estimate for incurred-but-not-reported claims, we accrue a liability for our deductible/self-insured retention contingencies regarding general liability, automobile liability and workers’ compensation exposures. We maintain additional forms of special casualty coverage which we believe is appropriate for our business. We also maintain commercial property coverage against fire, natural perils, so-called “extended coverage” perils such as civil commotion, business interruption and terrorism exposures for protection of our real and personal properties (other than land). We generally renegotiate our insurance policies on an annual basis. We cannot predict the amounts of premium cost that we may be required to pay for future insurance coverage, the level of any deductibles/self-insured retentions or co-insurance we may retain applicable thereto, the level of aggregate excess coverage available, the availability of coverage for special or specific risks or whether the amount of insurance will be sufficient to cover all actual perils that may occur. For example, our losses in 2020 related to the impacts of the COVID-19 pandemic were not covered by insurance available to us.

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

On May 8, 2017, an affiliate of ZHG Group, Sun Wise (UK) Co., LTD. (“ZHG”) acquired approximately 21% of the then outstanding shares of our common stock from certain affiliates of Blackstone (the “Seller”), pursuant to a Stock Purchase Agreement between ZHG and the Seller (the “Stock Purchase Agreement”).  ZHG pledged such shares in connection with certain loan obligations of ZHG (the “Pledged Shares”).  ZHG subsequently defaulted on such loan obligations and, as a result, certain lenders (the “Lenders”) foreclosed on the Pledged Shares and, accordingly, the Pledged Shares were transferred to a security agent for the Lenders (the “Security Agent”), on May 3, 2019.  On May 27, 2019, the Security Agent entered into a share repurchase agreement with us pursuant to which the Security Agent agreed to sell and we agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent (the “SEAS Repurchase”). On May 27, 2019, the Security Agent also entered into a stock purchase agreement with Hill Path Capital LP (“Hill Path”) and certain of its affiliates pursuant to which the Security Agent agreed to sell and certain affiliates of Hill Path agreed to purchase, in the aggregate, 13,214,000 of the Pledged Shares held by the Security Agent. The purchase closed on May 30, 2019. As of December 31, 2021, Hill Path owned approximately 36.0% of our total outstanding common stock.

See further discussion in Note 17–Related-Party Transactions in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Available Information

Our website is http://www.seaworldentertainment.com. Information contained on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge, on or through the “Investor Relations” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission (“SEC”). We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees including principal executive, financial and accounting officers, and it is available free of charge, on or through the “Investor Relations” section of our website along with our Corporate Governance Guidelines, and the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Revenue Committee. We will disclose within four business days any substantive changes in, or waivers of, the Code of Business Conduct and Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K.

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

Risks Related to Our Business and Our Industry

•

The COVID-19 pandemic has disrupted our business and could adversely affect our results of operations, and/or various other factors beyond our control could materially adversely affect our financial condition and results of operations.

•	If we fail to hire and/or retain employees, our business may be adversely affected.
•	Various factors beyond our control could adversely affect attendance and guest spending patterns at our theme parks.
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

•	Our operating results are subject to seasonal fluctuations.
•	Because we operate in a competitive industry, our revenues, profits or market share could be harmed if we are unable to compete effectively.
•	Featuring animals at our theme parks involves risks.
•	Animals in our care are important to our theme parks, and they could be exposed to infectious diseases.
•	The high fixed cost structure of theme park operations can result in significantly lower margins if revenues decline or we are unable to offset price increases.
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
•

We have identified a material weakness in our internal control over financial reporting which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

•	Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.
•	We may be unable to purchase or contract with third-party manufacturers for our theme park rides and attractions, or construction delays may occur and impact attraction openings.
•	Our operations and our ownership of property subject us to environmental requirements, and to environmental expenditures and liabilities.
•	Delays, restrictions, or inability to obtain or maintain permits for capital investments could impair our business.
•	Financial distress experienced by our strategic partners or other counterparties could have an adverse impact on us.
•	Tariffs or other trade restrictions could adversely impact our business, financial condition and results of operations.
•	Actions of activist stockholders, and such activism could adversely impact the value of our securities.
•	Hill Path Capital LP and its affiliates could be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.
•

The policies of the U.S. President and his administration or any changes to tax laws may result in a material adverse effect on our business, cash flow, results of operations or financial condition and may impact our ability to use our net operating loss carryforwards.

•	Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our indebtedness.
•	If COVID-19 vaccination of employees is mandated, it could have a material adverse effect on our business and results of operations.

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

•	Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.
•	Our indebtedness could limit our ability to make restricted payments such as share repurchases and/or pay dividends on our common stock in the future.
•	Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
•	The concentration of ownership of our capital stock limits your ability to influence corporate matters.
•	Non-U.S. holders who own or owned more than a certain ownership threshold may be subject to United States federal income tax on gains realized on the disposition of our common stock.

The following risk factors should be read carefully in connection with evaluating us and this Annual Report on Form 10-K.  Certain statements in “Risk Factors” are forward-looking statements.  See “Special Note Regarding Forward-Looking Statements” elsewhere in this report:

Risks Related to Our Business and Our Industry

The COVID-19 pandemic has disrupted our business and could adversely affect our results of operations, and/or various other factors beyond our control could materially adversely affect our financial condition and results of operations.

Factors related to the COVID-19 pandemic have disrupted our business, including quarantines, significant travel warnings and restrictions, social distancing rules, curfews, shelter-in-place, facial covering mandates, vaccination requirements and/or COVID-19 testing guidelines which were or have been implemented and may be re-implemented pursuant to federal, state and local orders and mandates. In response to the COVID-19 pandemic, from March 16, 2020 to June 5, 2020, we temporarily closed all of our theme parks and therefore, did not generate revenue from our parks during the closure period. Beginning on June 6, 2020, we began the phased reopening of some of our parks with enhanced health, safety and cleaning measures, capacity limitations and/or modified/limited operations, which at times included reduced hours and/or reduced operating days.  Our results of operations for the years ended December 31, 2021 and 2020 were impacted by the COVID-19 pandemic due in part to capacity limitations, modified/limited operations and/or temporary park closures which were in place for portions of the respective periods, as well as decreased demand due to public concerns associated with the pandemic, reduced group-related attendance and restrictions on international travel.

It is impossible to predict the severity and transmission rate of COVID-19, the impact of any mutations of the virus, the extent and effectiveness of any vaccine or containment actions taken, and the impact of these and other factors on travel and consumer behavior. It is possible that the spread of COVID-19, the resulting economic and societal impact, social distancing or other safety requirements which may exist today or that may be implemented will reduce our guests’ interest or ability to visit our theme parks. The COVID-19 pandemic and the actions taken in response pose the risk that we or our employees, contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Restrictions on travel, quarantines and other measures imposed in response to the COVID-19 pandemic, as well as ongoing concern regarding the virus’ potential impact and mutations and spikes in the number of infections, have had and will likely continue to have a negative effect on economies and financial markets, including supply chain shortages; staffing challenges, for us, our suppliers and those that support the travel industry; and additional business disruptions. Any such impacts could have a material adverse effect on our business.

In response to our temporary park closures in 2020, we took steps to minimize our cash outflows, manage costs and expenditures and maximize liquidity.  Some of these measures taken in 2020 included, but were not limited to (i) substantially reduced or deferred all capital projects while our parks were closed other than a minimal amount of essential projects and maintenance and postponed the opening of rides that were still under construction and scheduled to open in 2020; (ii) eliminated and/or deferred all non-essential operating expenses at all of our parks and corporate headquarters while the parks were closed and actively managed operating expenses as parks reopened; (iii) eliminated substantially all advertising and marketing spend while the parks were closed and strategically managed marketing spend as parks reopened; (iv) temporarily reduced Executive Officer base pay by 20% through November 2020; (v) worked with certain vendors and other business partners to manage, defer, and/or abate certain costs and payments; and (vi) furloughed approximately 95% of our employees upon closing all of our parks.  It is unclear if any of these actions could have a lasting negative impact on our relationships with vendors, current and/or future business partners or ambassadors or, if parks are forced to close again, whether we will be forced to take similar actions and be able to achieve similar cost savings. We have been sued and may face additional lawsuits or damage to our reputation related to actions taken or not taken as a result of COVID-19 from current and/or future vendors, customers and/or ambassadors. The lawsuits could negatively impact our cash flows and results of operations; however, none have been material to date. Also, another prolonged closure of our parks could materially impact our results, operations and financial condition. Additionally, due to the uncertainties created by the COVID-19 pandemic and the related impact on our business, we have made or may make future employment or restructuring decisions which may subject us to increased risks related to employment matters, including increased union organizing activity, litigation and/or claims for severance or other benefits.

We had never previously experienced a complete cessation of our operations. In addition, the magnitude, duration and speed of the global pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near or longer-term financial or operational results with certainty. We may face additional costs and obstacles in complying with any new federal, state or local regulations or industry best practices established in response to the COVID-19 pandemic, hiring and retaining employees and attracting guests who may not wish to travel or visit our theme parks for a prolonged period. In addition, any measures we take or may be required to take such as limiting capacity in our theme parks, enforcing social distancing requirements and/or requiring facial coverings or vaccinations may negatively impact attendance at our theme parks. It is not possible to predict what steps, if any, we may be required to take if the COVID-19 pandemic worsens or any similar pandemic occurs in the future.

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

Our business also could be significantly affected should the disruptions caused by the COVID-19 pandemic lead to systemic changes in consumer behavior. The outbreak of COVID-19 has significantly increased economic uncertainty. It is possible that the current outbreak, continued spread of COVID-19 or another pandemic could cause a global recession, which could further adversely affect our business, and such adverse effects may be material. Further, our results of operations and financial condition would be negatively impacted if we experience another prolonged period of closure, experience significant declines in business volumes, are unable to maintain normalized performance levels or attendance at our parks is limited due to capacity restrictions or consumer sentiment.

Our properties are subject to the risk that operations could be halted for a temporary or extended period of time. If there is a prolonged disruption at any of our properties, our business, financial condition, results of operations and prospects will likely be materially adversely affected. Additionally, if a prolonged downturn of general economic or other conditions in the areas in which our properties are located or from which we draw our guests or prevents guests from easily coming to our properties, our business, financial condition, results of operations and prospects will be materially adversely affected. Also, we cannot be certain that we will have access to sufficient liquidity in the future to meet our obligations for the time required to allow our cash generating operations to normalize should we be forced to close again.  In the future, we may not be able to obtain additional liquidity or additional relief from lenders, governmental agencies, and business partners may not be adequate and may include onerous terms.

If we fail to hire and/or retain employees, our business may be adversely affected.

Our success depends in part upon a number of employees, including members of our senior management team who have extensive experience in the industry, as well as our ability to attract, train, motivate and retain qualified employees to keep pace with our needs, including employees with certain specialized skills in the field of animal training and care. We also employ a significant seasonal and part-time workforce which is critical to staffing our parks during peak periods. We recruit year-round to fill thousands of part time and seasonal staffing positions each season and work to manage wages and the timing of the hiring process in an attempt to ensure the appropriate workforce is in place; however, there can be no assurance that we will be successful in the future.

During 2021, in part due to the overall labor market, challenging current operating environment, and COVID-19 related factors, we encountered increased turnover and wage pressures and we continue to experience turnover and wage pressures in the current operating environment. Competition for employees is intense and the labor market is experiencing significant shortages, which has impacted, and has continued to impact, our ability to attract, recruit and retain both qualified senior executives as well as employees for our parks and our headquarters. Many competitors or other businesses in the markets in which we operate have increased wages and/or offered enhanced benefit packages which in some cases may be superior to ours. We may be unable to retain employees or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the current market and/or provide sufficient incentives to retain our existing and future employees. Also, if we fail to maintain a culture that makes our company an attractive place to work, employee morale may be diminished and we may have difficulty retaining our workforce and recruiting new employees. Separately, minimum wage legislation impacts some of our markets which adds additional pressure to our starting wages. Partly as a result of these dynamics, during 2021 and currently, we have had difficulty retaining, attracting and hiring ambassadors to meet the staffing goals of certain functions in our parks and corporate headquarters. These staffing challenges impacted our ability to open some of our food and beverage outlets, caused us to temporarily close some rides or attractions and/or caused longer wait times in certain areas of our parks, particularly food, beverage and/or retail outlets. Despite the staffing challenges we have encountered, we will not compromise the safety of our guests, ambassadors or animals. If we are unable to attract and retain adequate numbers of employees to staff our parks especially during peak periods, this could materially adversely affect our business and negatively impact our results of operations and the guest experience as it could impact the number of venues, rides and/or attractions we can open. See also, “Increased labor costs and employee health and welfare benefits may negatively impact our operations”.

        Turnover of personnel, timing or the extent of turnover activity, failure to attract, motivate and retain our employees, or failure to develop and implement a viable succession plan for our senior management, could adversely affect our business, our ability to grow and maintain our business and our future success. Changes in our management team and to the Board of Directors may be disruptive to, or cause uncertainty in, our business, and any additional changes to the management team or the Board of Directors could have a negative impact on our ability to manage and grow our business effectively. Any disruption or uncertainty or difficulty in efficiently and effectively filling key management roles or maintaining and growing our workforce could have a material adverse impact on our business, results of operations and/or the price of our common stock.

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

•	labor shortages impacting our parks, suppliers or others in the travel industry such as airlines and hotels;
•	inflation;
•	supply chain delays or shortages;
•	fluctuations in foreign exchange rates;
•	low consumer confidence;
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

Any one or more of these factors could adversely affect attendance, revenue, and per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations. Fluctuations in foreign currency exchange rates and inflation impact our business.  A strong dollar increases the cost for international tourists and inflationary pressures increase the cost of living which could impact guest’s willingness to visit our parks or guest spending.  In addition, demand for our parks is highly dependent on the general environment for travel and tourism, which can be significantly adversely affected by extreme weather events, including ice and snow conditions. In 2021, the United States encountered increased inflation and we experienced increased costs for labor, goods, services and capital projects. Inflation increases the cost of goods we purchase, capital projects, wages and benefits, and services we buy. If we are not able to offset inflationary costs, our results of operations will be negatively impacted and possible in a material manner. Any of these such events could have a material adverse effect on our business, financial condition, or results of operations.  Additionally, because many of the attractions at our parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which negatively affects our revenues and results of operations. Adverse weather events could also cause us to incur significant costs to repair or replace rides or facilities and cause extended closure times if rides or facilities have to be replaced. Natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the series of extreme weather events experienced in recent years presents an alarming trend.  For example, attendance at our parks in 2019 was negatively impacted by Hurricane Dorian over Labor Day weekend. Separately, we have previously also experienced negative impacts from weather events in other parks, particularly hurricanes, which have caused park closures in Tampa and Orlando and park closures and other weather impacts in Texas and Virginia.

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

In 2016, the California Orca Protection Act was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or existing orcas out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. We introduced new orca programs in our San Diego park in 2017 which are consistent with these standards.  In the past, Congress has proposed legislation that would have impacted the breeding, the taking (wild capture), and the import or export of orcas for the purposes of public display and the transport of orcas from one park to another. However, no legislation has been introduced in the current 117th Congress.  There can be no assurance that Congress will not pass legislation or other federal, state or local jurisdictions will not propose or enact additional laws or regulations that could materially impact the Company in the future.

Also, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) has proposed regulations that could impact our business. For example, APHIS released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”).  The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016.  We submitted a comment letter to APHIS expressing our views on the Proposed APHIS Regulations.  The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized. These Proposed APHIS Regulations were not listed as a priority for APHIS with the release in July 2021 of the Department of Agriculture’s latest Semiannual Unified Agenda of Federal Regulatory and Deregulatory Actions for Fall 2021 (the “Fall 2021 Unified Agenda”), indicating that the agency did not plan any further action at that time on the matter.  However, there can be no assurance that APHIS will not propose or enact regulations that could materially impact the Company in the future.

APHIS did include in the Fall 2021 Unified Agenda a notice that it planned to issue a Notice of Proposed Rulemaking to extend its enforcement of the Animal Welfare Act (AWA) to birds, other than birds bred for use in research.  APHIS says this would help ensure the humane care and treatment of such birds.  The full impact of these regulations will not be known until the Proposed APHIS Regulations are published.

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

Volatile, negative, inflationary or uncertain economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. The actual or perceived weakness in the economy could also lead to decreased spending by our guests. For example, in 2009 and 2010, we experienced a decline in attendance as a result of the global economic crisis, which in turn adversely affected our revenue and profitability. Both attendance and total revenue per capita spending at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition and results of operations.

A significant portion of our revenues are historically generated in the States of Florida, California and Virginia. Any risks affecting such markets, such as natural disasters, severe weather and travel-related disruptions or incidents, may materially adversely affect our business, financial condition and results of operations.

Approximately 58%, 15% and 14% of our revenues in 2021 were generated in the States of Florida, California and Virginia, respectively. Any risks described in this Annual Report on Form 10-K, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2019, Florida was negatively impacted by Hurricane Dorian. Also, our parks in Texas and Virginia have previously been negatively impacted by hurricanes.  Although we attempt to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida and in Williamsburg, Virginia have previously experienced closures as a result of storms, which negatively impacted attendance and results of operations.  Furthermore, changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures.

Our operating results are subject to seasonal fluctuations.

We have historically experienced and expect to continue to experience seasonal fluctuations in our annual theme park attendance and revenue, which are typically higher in our second and third quarters, partly because seven of our theme parks have historically only opened for a portion of the year. Historically, approximately two-thirds of our attendance and revenues were generated in the second and third quarters of the year and we generally incurred a net loss in the first and fourth quarters. In addition, the timing of school vacations and school start dates also cause fluctuations in our quarterly theme park attendance and revenue. For example, revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our theme parks that have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks could also impact attendance patterns. Due in part to the temporary park closures in 2020, along with capacity limitations and/or modified/limited operations and other COVID-19 related impacts on our attendance, the COVID-19 pandemic has impacted the seasonality of our business. It is difficult to estimate how the COVID-19 pandemic or other similar events in the future will impact seasonality.

The operating season at some of our theme parks, including SeaWorld San Antonio, Aquatica San Antonio, Adventure Island, Aquatica San Diego, Busch Gardens Williamsburg, Water Country USA and Sesame Place, has historically been of limited duration. Any changes to the operating schedule of a park such as increasing operating days for our seasonal parks, could change the impact of seasonality in the future.  During 2021, we began year-round operations at SeaWorld San Antonio and began to operate on select days on a year round basis at both Busch Gardens Williamsburg and Sesame Place in Pennsylvania.

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

Our theme parks feature numerous displays and interactions that include animals. All animal enterprises involve some degree of risk. All animal interactions by our employees and our guests in attractions in our theme parks, where offered, involve risk. While we maintain strict safety procedures for the protection of our guests, employees and the animals in our care, injuries or death, while rare, have occurred in the past. For example, in February 2010, a trainer was killed while engaged in an interaction with an orca. Following this incident, we were subject to an inspection by the Department of Labor’s Occupational Safety and Health Administration (“OSHA”), which resulted in citations concerning alleged violations of the Occupational Safety and Health Act and certain regulations thereunder. In connection with this incident, we reviewed and revised our safety protocols and made certain safety-related facility enhancements such as revising training protocols used in animal presentations. This incident has also been and continues to be the subject of significant media attention, including extensive television and newspaper coverage, books, at least one documentary and discussions in social media. This incident and similar events that may occur in the future may harm our reputation, reduce attendance and negatively impact our business, financial condition and results of operations. See also, “Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase."

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

The high fixed cost structure of theme park operations can result in significantly lower margins if revenues decline or we are unable to offset price increases.

A large portion of our expenses is relatively fixed because the costs for employees, maintenance, animal care, utilities, advertising, and insurance do not vary significantly with attendance. These fixed costs may increase at a greater rate than our revenues especially during inflationary periods and may not be able to be reduced at the same rate as declining revenues. If cost-cutting efforts are insufficient to offset increased costs or declines in revenues or are impracticable, we could experience a material decline in margins, revenues, profitability and reduced or negative cash flows. Such effects can be especially pronounced during pandemics such as was seen during the COVID-19 pandemic in 2020 or periods of inflation or economic contraction or slow economic growth.

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

We, along with our third party service providers, face security threats, including but not limited to cyber security attacks on our data infrastructure. Like other public companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations. We expect to continue devoting significant resources to the security of our information technology systems and the training of our employees and we utilize various procedures and controls to monitor and mitigate technological threats. There can be no assurance that these procedures, investments and/or controls, nor those of our third party service providers, will be sufficient to prevent penetrations, malicious acts or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee, company or protected data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent.  In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.  To date, cyber security attacks directed at us have not had a material impact on our financial results.  Due to the evolving nature of security threats, however, the impact of any future incident cannot be predicted.

Technology interruptions or failures that impair access to our websites or information technology systems could adversely affect our business or operations.

The satisfactory performance, reliability and availability of our web sites and our infrastructure are critical to the conduct of our business. Any system interruptions that result in the unavailability or slowness of our websites could impact our ability to market or sell admissions or other products which could adversely affect our results of operations and/or result in negative publicity. We have in the past experienced, and may in the future experience, temporary system interruptions for a variety of reasons, including security incidents, viruses, telecommunication and other network failures, power failures, programming errors, undetected bugs, design faults, data corruption, denial-of-service attacks, legacy systems, poor scalability or network overload from an overwhelming number of traffic trying to reach our websites at the same time. Even a disruption as brief as a few minutes could have a negative impact on our online activities and could result in a loss of revenue. For example, there have been instances when our websites experienced slow performance and unavailability for some guests.  Although these issues were short-lived and did not have a material impact to our results of operations, prolonged or repeat system interruptions and network failures could adversely impact our operations as a significant portion of our admissions revenues are from ticket purchases and reservations made online.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our employees. Increased labor costs or turnover due to competition, inflationary pressures, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. For example, the Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions that have impacted our healthcare costs. Additionally, the current administration is encouraging Congress to increase the federal minimum wage more broadly to $15.00 an hour in the private sector. Any future amendments or new legislation could significantly increase our compensation costs, which would reduce our net income and adversely affect our cash flows.

In 2016, San Diego passed legislation which, after the first increase on January 1, 2017, increases its minimum wage over a six-year period to $15 an hour by January 1, 2023. After the San Diego minimum wage reaches $15 an hour, it will change based on the consumer price index. Virginia passed legislation that increased the state minimum wage to $9.50 an hour on May 1, 2021 and increases its minimum wage to $15 an hour by 2026. In November 2020, Florida passed a ballot initiative raising minimum wage to $10.00 per hour effective September 30, 2021. Each September 30th thereafter, minimum wage shall increase by $1.00 per hour until the minimum wage reaches $15.00 per hour on September 30, 2026. From that point forward, future minimum wage increases shall revert to being adjusted annually for inflation starting September 30, 2027.  In addition, a number of companies with whom we compete for talent have announced wage increases. Increases to the minimum wage in locations where we do business, wages of companies from whom we compete for talent and/or increased benefit costs will negatively impact our operating expenses.   See also “If we fail to hire and/or retain employees, our business may be adversely affected”.

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

We have identified a material weakness in our internal control over financial reporting which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Annual Report on Form 10-K, a material weakness in the Company’s internal control over financial reporting existed at December 31, 2021.  The Board and management are working to develop and implement a remediation plan as soon as practicable.  That said, the elements of our remediation plan, which is continuing to be developed, can only be accomplished over time, and these initiatives may not accomplish their intended effects.

Failure to maintain our internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares are listed, the SEC or other regulatory authorities, which could result in a material adverse effect on our business and/or we may not be able to maintain compliance with certain of our debt agreements.  Moreover, failure to timely file our financial statements could cause us to be ineligible to utilize short form registration statements, which could impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition.  Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

We are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including guests who visit our theme parks, our employees, vendors, stockholders and/or regulators. We are currently subject to securities litigation and other disputes. We are also subject to audits, inspections and investigations by, or receives requests for information from, various federal and state regulatory agencies, including, but not limited to, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”), the U.S. Department of Labor’s Occupational Safety and Health Administration, the California Occupational Safety and Health Administration (“Cal-OSHA”), state departments of labor, the Florida Fish & Wildlife Commission (“FWC”), the Equal Employment Opportunity Commission (“EEOC”), the Internal Revenue Service (“IRS”), the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”). From time to time, various parties may also bring lawsuits against us. For example, on February 11, 2020, we announced that we had entered into a settlement agreement with respect to a previously disclosed class action lawsuit commenced in 2014, captioned Baker v. SeaWorld Entertainment, Inc., et al., Case No. 14-CV-02129-MMA (AGS) (“Baker”). The settlement required us to pay $65.0 million for claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the costs of administration and legal fees and expenses.  The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by us or any defendant.  Also, in September 2018, we reached a settlement with the SEC relating to a previously disclosed SEC investigation. In connection with the settlement, without admitting or denying the substantive allegations in the SEC’s complaint, we agreed to the entry of a final judgment ordering us to pay a civil penalty of $4.0 million and enjoining us from violation of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 and certain rules thereunder.  We discuss securities litigation and other litigation to which we are subject in greater detail in “Item 3. Legal Proceedings” and Note 15–Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If any proceedings, audits, inspections or investigations were to be determined adversely against us or resulted in legal actions, claims, regulatory proceedings, enforcement actions, or judgments, fines, or settlements involving a payment of material sums of money, or if injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected.  Even the successful defense of legal proceedings may cause us to incur substantial legal costs and may divert management’s attention and resources.

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

Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future. For example, in the recent past, we have experienced union organizing activities and these activities were resolved favorably. If some or all of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, however, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may disrupt our operations and reduce our revenues, and resolution of labor and employment-related disputes may increase our costs.

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

For example, as of December 31, 2021, our Senior Secured Credit Facilities and Senior Unsecured Credit Facilities were rated by Standard and Poor’s Financial Services (corporate credit rated B+ with a positive outlook, the Senior Secured Credit Facilities rated BB-, and the Senior Unsecured Credit Facilities rated B-) and Moody’s Investors Service (corporate family rated B2 with a stable outlook, the Senior Secured Credit Facilities rated Ba3, and the Senior Unsecured Credit Facilities rated Caa1).  We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds and related margins, liquidity and access to capital markets. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, could increase our borrowing costs.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2021, our total indebtedness was approximately $2.150 billion. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, capital expenditures, future business opportunities and/or share repurchases of our common stock; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth. During 2021, the United States experienced increasing inflation.  Increased inflation is likely to cause interest rates (including LIBOR) to increase.  We do not currently have any of our debt hedged. A hypothetical increase in LIBOR of 100 bps would increase our annual interest expense by approximately $7.2 million. Increased debt service costs would adversely affect our cash flow and net income. There can be no assurance that if we intend to enter into a hedge, that we will be able to enter into hedging arrangements on favorable terms or at all.

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

We may be unable to purchase or contract with third parties to build high quality rides and attractions and to continue to service and maintain those rides and attractions at competitive or beneficial prices, or to provide the replacement parts needed to maintain the operation of such rides. In addition, if our third-party suppliers’ financial condition deteriorates or they go out of business, we may not be able to obtain the full benefit of manufacturer warranties or indemnities typically contained in our contracts or may need to incur greater costs for the maintenance, repair, replacement or insurance of these assets.  We have incurred and may in the future incur unanticipated construction delays in completing capital projects which could adversely affect ride or attraction opening dates which could impact our attendance or revenues.  Further, when rides and/or attractions have downtime and/or closures, our guest experience, attendance or revenue could be adversely affected.

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

We purchase some of our merchandise for resale and other products used in our business from entities which are located in foreign countries. Additionally, some of our ride manufacturers may be located in foreign countries or utilize components manufactured or sourced from foreign countries.  These relationships expose us to risks associated with doing business globally, including changes in tariffs, quotas and other restrictions on imports (collectively, “Trade Restrictions”). The United States has increased tariffs on certain imports from China and other countries. Such Trade Restrictions have resulted in increased costs and could result in lower gross margin on impacted products and/or will likely result in increases in the cost of capital projects, unless we are able to take successfully any one or more of the following mitigating actions: increase our prices, move production to countries with no or lower tariffs or away from domestic vendors who source from China or other tariff impacted countries, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by tariffs, the imposition and maintenance of such tariffs on goods imported into the United States could cause increased prices for consumer goods, in general, which could have a negative impact on consumer spending for discretionary items reducing attendance or spending at our parks. These direct and indirect impacts of increased tariffs or Trade Restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.

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

Hill Path Capital LP and its affiliates could be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

In 2019, Hill Path Capital LP and certain of its affiliates (“Hill Path”) purchased in the aggregate, 13,214,000 shares of our common stock (the “HP Purchase”). As described more fully in our Form 8-K dated May 27, 2019, we concurrently entered into the Stockholders Agreement, the Registration Rights Agreement and the Undertaking Agreement (collectively, the “HP Agreements”) with Hill Path in connection with the HP Purchase. On July 2, 2020, Hill Path filed with the SEC a Schedule 13D/A (the “Schedule 13D/A”) reporting that such persons had accumulated a total of 27,205,306 shares of our common stock, which represents approximately 36.0% of our total outstanding shares of common stock as of December 31, 2021. Also, certain funds affiliated with Hill Path have other economic interests in the Company.  Please refer to their most recent Schedule 13D/A.  In addition, the Hill Path Schedule 13D filed on May 1, 2017, as amended states, among other things, that Hill Path may suggest changes in our business, operations, capital structure, capital allocation, corporate governance, and other strategic matters.

Under the HP Agreements, we agreed to appoint up to three Hill Path director designees (“Hill Path Designees”) to our Board of Directors of which two directors may be affiliated with Hill Path and, subject to the independence standards of the New York Stock Exchange, there must be one Hill Path Designee on each committee of the Board, as determined by Hill Path and subject to the approval of the Nominating and Corporate Governance Committee.  Scott Ross, founder of Hill Path, James Chambers, a Partner at Hill Path, and Charles Koppelman, who is independent, are the Hill Path Designees.  Mr. Ross currently serves as Chairman of the Board and Chairman of the Compensation Committee and also serves on the Nominating and Corporate Governance Committee and the Revenue Committee.  Mr. Chambers serves as Chairman of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee and the Revenue Committee. Mr. Koppelman serves on the Nominating and Corporate Governance Committee and the Revenue Committee.

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

The policies of the U.S. President and his administration or any changes to tax laws may result in a material adverse effect on our business, cash flow, results of operations or financial condition and may impact our ability to use our net operating loss carryforwards.

While we cannot predict the changes that the administration will make, certain policy changes regarding increases in minimum wage, limitation or restrictions on travel to the United States, foreign trade barriers, domestic travel rules, changes to labor laws or regulations, and/or changes to environmental or animal welfare regulations could adversely affect our business. Additionally, policies that strengthen the U.S. dollar against a variety of foreign currencies could impact international tourist spending, including at our theme parks. While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of our securities. The President signed an Executive Order with the goal of increasing the minimum wage for federal workers and contractors to $15.00 an hour, which became effective January 30, 2022. Additionally, the new administration is encouraging Congress to increase the federal minimum wage more broadly to $15.00 an hour in the private sector.

Separately, the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, contained a number of changes to U.S. federal tax laws. The Tax Act, among other changes, imposed limitations on the deductibility of interest. Additionally, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) temporarily revised the U.S. tax code by, among other changes, deferring the 2020 employer portion of social security payments, implementing an employee retention credit, and allowing for 100% utilization of net operating loss carryforwards against 2020 taxable income. On December 28, 2020, a second stimulus bill was enacted which enhanced the CARES Act by, among other changes, extending the employee retention credit, extending the work opportunity credit, and allowing for 100% deduction for certain business meals through the year 2022.

The relationship between the United States and foreign countries could impact consumers’ willingness to spend discretionary income, the availability and/or cost of goods, the availability of international flights, and/or the ability or desire of foreign tourists to visit the United States. For example, the current administration announced a diplomatic boycott of the 2022 Winter Olympic Games and has discussed additional trade restrictions on Russia.

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

Borrowings under our Term B Loan which mature on August 25, 2028, and the Revolving Credit Facility which matures on August 25, 2026 are currently based on LIBOR. In March 2021, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, announced that it will phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated it will support the LIBOR indices for USD dollar LIBOR through June 2023, to allow for an orderly transition to an alternative reference rate. There is no assurance that dates announced by the FCA will not change or that the administrator of LIBOR and/or regulators will not take further action that could impact the availability, composition, or characteristics of LIBOR or the currencies and/or tenors for which LIBOR is published. If LIBOR ceases to exist and the implementation of any Benchmark Replacement Conforming Changes ensues, there are no guarantees whether the composition or characteristics of any such alternative, successor or replacement reference rate will be similar to, or produce the same value or economic equivalence of, the LIBOR Rate or have the same volume or liquidity as did the London interbank offered rate prior to its discontinuance or unavailability. Also, if we intend to hedge our LIBOR denominated debt, we cannot predict whether hedging opportunities will exist on acceptable terms. The Alternative Reference Rates Committee, which was charged with determining a replacement for LIBOR, has proposed the Secured Overnight Financing Rate (“SOFR”), as its recommended alternative to LIBOR and will be adjusted by an undetermined fallback rate dependent upon the tenor of the loan. Subsequent to that recommendation, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging which includes SOFR as a permitted rate that can be used in the application of hedge accounting pursuant to adoption of the standard.  The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The market transition away from LIBOR is expected to be gradual and complicated, and to include the development of term and credit adjustments with a fallback rate to accommodate differences between LIBOR and SOFR.  There can be no guarantee that SOFR will become widely used or that alternatives may be developed without additional complications. We are not able to predict whether LIBOR will cease to be available after 2023, whether SOFR will become a widely accepted benchmark in place of LIBOR, what fallback rate will be determined, or what the impact of such a possible transition from LIBOR may be on our business, financial condition, and results of operations.

If COVID-19 vaccination of employees is mandated, it could have a material adverse effect on our business and results of operations.

The Occupational Safety and Health Administration (“OSHA”) published an Emergency Temporary Standard (the “ETS”) requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to be tested at least once a week. While the ETS was withdrawn by OSHA on January 26, 2022, it also serves as a proposed rule for a permanent Coronavirus or infectious disease standard as part of the notice-and-comment rulemaking process. If a permanent infectious disease standard becomes effective and we are required to comply with these regulations, given the current labor environment, this regulation could negatively impact our ability to attract and retain sufficient numbers of employees to operate our parks which could have a material adverse impact on our results of operations.  In addition, if testing is an option, and the government does not cover the cost of testing, there are inadequate testing supplies or equipment for rapid testing, or significant numbers of employees require testing this could also materially and adversely impact our business and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly, and you may not be able to sell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2021, our common stock close price has ranged from $7.46 to $69.00. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond our control, including:

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

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects and expenses, managing debt levels, and periodically returning capital to our stockholders through share repurchases and/or dividends.  There can be no assurance that our capital allocation decisions will enhance stockholder value.  Our Board has previously authorized a share repurchase of up to $250.0 million of our common stock (the “Share Repurchase Program”), of which approximately $21.8 million remained available under the Share Repurchase Program as of December 31, 2021. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.

The Build Back Better Act, which has not been passed by the Senate, contains a number of proposed changes to U.S. federal tax laws. One such change is a proposed 1% excise tax on share repurchases, which may impact our future decisions on how to return value to shareholders in the most tax efficient manner and would increase the cost of share repurchases.

During 2021, we completed share repurchases of 3,692,794 shares for an aggregate total of approximately $215.7 million. Repurchases of our common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock.  There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness. See Note 20–Stockholders’ (Deficit) Equity in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In addition, the shares of our common stock reserved for future issuance under the 2017 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, any applicable lock-up agreements in effect from time to time and Rule 144, as applicable. A total of 15,000,000 shares of common stock were reserved for issuance under the 2017 Omnibus Incentive Plan, of which approximately 7,830,000 shares of common stock remain available for future issuance as of December 31, 2021. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Our indebtedness could limit our ability to make restricted payments such as share repurchases and/or pay dividends on our common stock in the future.

Our ability to make restricted payments such as share repurchases and/or declare dividends is limited by covenants in our senior secured credit facilities pursuant to a credit agreement dated as of December 1, 2009, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). We have not paid a dividend since September 2016. Dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deems relevant. See Note 11–Long-Term Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 62.6% of our common stock outstanding as of December 31, 2021. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes our principal properties as of December 31, 2021, which includes approximately 400 acres of land available for future development.

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

The annual rent under the lease is calculated on the basis of a specified percentage of Sea World LLC’s gross income from the Premises (the “Percentage Rent”), or the minimum yearly rent (the “Minimum Rent”), whichever is greater. The minimum yearly rent is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The current minimum yearly rent is approximately $10.4 million, which is subject to adjustment on January 1, 2023. The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego.  As a result, the Company deferred approximately $1.6 million of the Percentage Rent related to the year ended December 31, 2020, which was subsequently paid during the first quarter of 2021.  The Company continues to defer payment of an additional $8.3 million related to the Minimum Rent for the year ended December 31, 2020, which is included in accounts payable and accrued expenses as of December 31, 2021.

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “SEAS.”  As of February 22, 2022, there were approximately 208 holders of record of our outstanding common stock.  This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We currently do not pay a dividend.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of SeaWorld under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the five-year cumulative total stockholder return for our common stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index and the S&P 400 Movies & Entertainment Index. The graph assumes that $100 was invested in our common stock and in each index at the market close on December 31, 2016 and assumes that all dividends, if any, were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
SeaWorld Entertainment, Inc.	$100.00	$71.69	$116.69	$167.51	$166.88	$342.63
S&P 500 Index - Total Return	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P Midcap 400 Index	$100.00	$116.24	$103.36	$130.44	$148.26	$184.97
S&P 400 Movies & Entertainment Index	$100.00	$124.74	$137.80	$161.88	$101.70	$100.97

Note: Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.

Index Data: Copyright Standard and Poor’s Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2021.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by us during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2021	October 31, 2021	480,774	$58.55	457,327	$128,108,265
November 1, 2021	November 30, 2021	722,207	$63.17	715,724	$82,915,392
December 1, 2021	December 31, 2021	985,745	$61.95	985,745	$21,845,063
Total		2,188,726		2,158,796	$21,845,063

(1)

Except for the 2,158,796 shares of our common stock repurchased as described in footnote (2) below, all other purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.

(2)

Our Board of Directors previously authorized a share repurchase program of up to $250.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Pursuant to the Share Repurchase Program, during the quarter ended December 31, 2021, we repurchased a total of 2,158,796 shares of common stock at a total cost of approximately $133.0 million, leaving approximately $21.8 million available under the Share Repurchase Program as of December 31, 2021. All of the common stock is held as treasury shares as of December 31, 2021. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 20–Stockholders’ (Deficit) Equity in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Share Repurchase Program.

Item 6.  [Reserved]

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

•

Results of Operations:  Provides a discussion of our operating results and applicable year-to-year comparisons including a supplemental discussion of our operating results for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2019.

•	Liquidity, Capital Resources and Indebtedness: Provides a discussion of our cash flows, sources and uses of cash, commitments, capital resources and indebtedness as of December 31, 2021.
•	Critical Accounting Policies and Estimates: Provides a discussion of our critical accounting policies which require the exercise of judgement and the use of estimates.

Management’s discussion and analysis relating to the fiscal year ended December 31, 2020 and the applicable year-to-year comparisons to the fiscal year ended December 31, 2019 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which specific discussion is incorporated herein by reference.

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

Recent Developments

See the discussion under “Recent Developments” in the “Business” section included elsewhere in this Annual Report on Form 10-K, which includes a discussion relating to the impact of the global COVID-19 pandemic on our business. For other factors concerning the current operating environment and the COVID-19 pandemic, see the “Risk Factors” section of this Annual Report on Form 10-K, including “The COVID-19 pandemic has disrupted our business and could adversely affect our results of operations and/or various other factors beyond our control could materially adversely affect our financial condition and results of operations”, and “If we fail to hire and/or retain employees, our business may be adversely affected”.

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

Principal Factors and Trends Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission and per capita spending for food and beverage, merchandise and other in-park products. We define attendance as the number of guest visits. Attendance drives admissions revenue as well as total in-park spending. Admissions revenue primarily consists of single-day tickets, annual passes (which generally expire after a 12-month term), season passes (including our fun card products and, collectively with annual passes, referred to as “passes” or “season passes”) or other multi-day or multi-park admission products. Revenue from these admissions products are generally recognized based on attendance.  Certain pass products are purchased through monthly installment arrangements which allow guests to pay over the product’s initial commitment period.  Once the initial commitment period is reached, these products transition to a month-to-month basis providing these guests access to specific parks on a monthly basis with related revenue recognized monthly.  During the period each park was temporarily closed due to the COVID-19 pandemic, which started on March 16, 2020, we did not recognize revenue from the closed park's admission products.

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

•

In-Park Per Capita Spending. We calculate in-park per capita spending as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of food and beverage, merchandise, parking and other in-park products and also includes other miscellaneous revenue, including online transaction fees, not necessarily generated in our parks, which is not significant in the periods presented.  In-park per capita spending is primarily driven by pricing changes, new product offerings, the mix of guests (such as local, domestic or international guests), guest penetration levels (percentage of guests purchasing) and the mix of in-park spending, among other factors.

See further discussion in the “Results of Operations” section which follows and in Note 2–Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  For other factors affecting our revenues, see the “Risk Factors” section of this Annual Report on Form 10-K.

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

As a result of the COVID-19 pandemic, we believe the level of attendance in our theme parks, including the mix of attendance from certain markets and certain guests, has been and will continue to be impacted by public concerns over the COVID-19 pandemic, the number of reported local cases of COVID-19, domestic and international travel restrictions, federal, state and local regulations related to public places, limits on social gatherings, the availability and/or effectiveness of vaccines for adults and children, and overall public safety sentiment. We continuously monitor factors impacting our attendance, making strategic operations, marketing and sales adjustments as necessary.

As approved vaccines continue to be distributed, the operating environment has improved and COVID-19 related capacity limitations have been eliminated; however, there can be no certainty of the extent and effectiveness of the vaccines or how they will impact these factors and others, including domestic or international travel, group events and group-related attendance, public opinion concerning social gatherings, consumer behavior or federal, state and local regulations related to health protocols, capacity limitations and social gatherings. See the “Risk Factors” section of this Annual Report on Form 10-K for further discussion.

See discussion on seasonality of our attendance in the “Seasonality” section which follows.

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

As a result of the impact of the COVID-19 pandemic on our business, costs and expenses as a percentage of revenue for the year ended December 31, 2020, are not necessarily indicative of costs and expenses as a percentage of revenue for any future period due in part to the impact of fixed operating costs and certain other costs which are not dependent on attendance levels, as well as certain costs associated with the COVID-19 pandemic.

For other factors affecting our costs and expenses, see the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K.  Additionally, we maintain valuation allowances for certain deferred tax assets which rely on estimates and assumptions on future financial performance, which may need to be adjusted in the future.  See Note 13–Income Taxes in our notes to the consolidated financial statements for further details.

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

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks were historically only open for a portion of the year. As a result, approximately two-thirds of our attendance and revenues were historically generated in the second and third quarters of the year and we generally incurred a net loss in the first and fourth quarters. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our theme parks which have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks could also impact attendance patterns.

Due in part to the temporary park closures in 2020, along with capacity limitations and/or modified/limited operations and other COVID-19 related impacts on our attendance, the COVID-19 pandemic has impacted the seasonality of our business and it is difficult to estimate how the COVID-19 pandemic will impact seasonality in the future. Furthermore, any changes to the operating schedule of a park such as increasing operating days for our historically seasonal parks, could change the impact of seasonality in the future.  During the year ended December 31, 2021, we began year-round operations at our SeaWorld park in Texas and began to operate on select days on a year round basis at both our Busch Gardens park in Virginia and our Sesame Place park in Pennsylvania.

See “Risk Factors” section included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance.

Results of Operations

The following discussion provides an analysis of our operating results for the years ended December 31, 2021 and 2020. The COVID-19 pandemic materially impacted our revenue and results of operations for the year ended December 31, 2020 primarily due to the temporary park closures, effective on March 16, 2020, capacity limitations, and modified/limited operations associated with the COVID-19 pandemic.  As a result, our operating results for the fiscal year ended December 31, 2021 are not directly comparable to the fiscal year ended December 31, 2020.  Our business continues to be impacted by the COVID-19 pandemic; however, we have seen improvement in operating results during the year ended December 31, 2021 due in part to an improving operating environment along with the impact of strategic measures we have taken both before and during the COVID-19 pandemic.

See “Attendance” section previously discussed and “Risk Factors” section included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Comparison of the Years Ended December 31, 2021 and 2020

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following table presents key operating and financial information for the years ended December 31, 2021 and 2020:

	For the Year Ended
	December 31,		Variance
	2021	2020	#	%
Selected Statements of Comprehensive Income (Loss) Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$851,891	$255,376	$596,515	NM
Food, merchandise and other	651,839	176,403	475,436	NM
Total revenues	1,503,730	431,779	1,071,951	NM
Costs and expenses:
Cost of food, merchandise and other revenues	114,287	36,712	77,575	NM
Operating expenses (exclusive of depreciation and amortization shown separately below)	622,419	388,473	233,946	60.2%
Selling, general and administrative expenses	184,871	94,885	89,986	94.8%
Severance and other separation costs	1,531	2,826	(1,295)	(45.8%)
Depreciation and amortization	148,660	150,546	(1,886)	(1.3%)
Total costs and expenses	1,071,768	673,442	398,326	59.1%
Operating income (loss)	431,962	(241,663)	673,625	NM
Other expense, net	144	276	(132)	(47.8%)
Interest expense	116,642	100,907	15,735	15.6%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	58,827	—	58,827	ND
Income (loss) before income taxes	256,349	(342,846)	599,195	NM
Benefit from income taxes	(164)	(30,525)	30,361	NM
Net income (loss)	$256,513	$(312,321)	$568,834	NM
Other data:
Attendance	20,203	6,373	13,830	NM
Total revenue per capita	$74.43	$67.75	$6.68	9.9%
Admission per capita	$42.17	$40.07	$2.10	5.2%
In-park per capita spending	$32.26	$27.68	$4.58	16.5%

NM-Not meaningful

ND-Not determinable

Admissions revenue. Admissions revenue for the year ended December 31, 2021 increased $596.5 million, or 233.6%, to $851.9 million as compared to $255.4 million for the year ended December 31, 2020.  The improvement was a result of an increase in attendance and admissions per capita. Total attendance for 2021 increased by approximately 13.8 million guests when compared to 2020.  Attendance improved primarily due to an increase in demand and approximately 90% more operating days resulting from a return to more normalized operations in 2021 compared to 2020, which was significantly impacted by the temporary park closures. The increase in operating days more than offset unfavorable impacts on attendance from COVID-19 related impacts including capacity limitations and/or modified/limited operations for some of 2021. Admission per capita increased by 5.2% to $42.17 in 2021 compared to $40.07 in 2020. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, which was largely offset by the net impact of the park attendance mix and admissions product mix when compared to 2020 due in part to the limited operating days and temporary park closures.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2021 increased $475.4 million, or 269.5% to $651.8 million as compared to $176.4 million for the year ended December 31, 2020.  The increase largely results from the increase in attendance discussed above.  In-park per capita spending increased by 16.5%, to $32.26 in 2021 from $27.68 in 2020. In park per capita spending improved due to a combination of factors including, an improved product mix, the impact of new or enhanced and expanded in-park offerings and higher realized prices when compared to 2020. We believe we also benefited from a strong consumer demand environment which contributed to higher guest spending levels when compared to the prior year.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2021 increased $77.6 million, or 211.3%, to $114.3 million as compared to $36.7 million for the year ended December 31, 2020. The increase primarily relates to the increase in attendance as discussed above.  These costs represent 17.5% and 20.8% of related revenue for the years ended December 31, 2021 and 2020, respectively. The decrease as a percent of related revenue primarily reflects a return to more normalized operations and the impact of sourcing cost savings initiatives combined with higher realized prices on our in-park products, which more than offset inflationary pressures.

Operating expenses. Operating expenses for the year ended December 31, 2021 increased by $233.9 million, or 60.2% to $622.4 million as compared to $388.5 million for the year ended December 31, 2020. Operating expenses in 2020 were significantly impacted by limited operating days and hours, furloughs and workforce reductions resulting from limited reopenings and temporary park closures due to the COVID-19 pandemic. As a result, the increase in operating expenses during 2021 primarily results from a return to more normalized operations. In particular, operating expenses increased largely due to labor-related and other operating costs to staff and operate open parks in a more normalized environment, partially offset by structural cost savings initiatives when compared to the prior year. Operating expenses in 2021 were also impacted by approximately $11.9 million of certain nonrecurring contractual liabilities and legal costs resulting from the temporary COVID-19 park closures, an increase of approximately $9.1 million in non-cash equity compensation expenses, and operating costs associated with incremental events added in 2021.  The increase in non-cash equity compensation expense partly relates to the impact of certain performance vesting restricted awards which were previously not considered probable of vesting.  See Note 15–Commitments and Contingencies and Note 19–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. Operating expenses as a percent of revenue were 41.4% for 2021 and are not comparable to 2020 primarily due to the impact of certain operating costs in 2020 which are not dependent on attendance levels.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2021 increased by $90.0 million, or 94.8% to $184.9 million as compared to $94.9 million for the year ended December 31, 2020.  Excluding the impact of approximately $12.5 million in legal settlement proceeds in 2020, selling, general and administrative expenses increased by approximately $77.5 million primarily due to increased marketing-related costs, an increase of $23.2 million in non-cash equity compensation expense and an increase in labor-related costs resulting from the impact of furloughs in 2020, partially offset by the impact of cost savings and efficiency initiatives.  The increased marketing-related costs result from a return to more normalized operations in 2021 as we substantially reduced marketing-related costs due to limited reopenings and temporary park closures in 2020.  The increase in non-cash equity compensation expense partly relates to the impact of certain performance vesting restricted awards which were previously not considered probable of vesting.  See Note 15–Commitments and Contingencies and Note 19–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. Selling, general and administrative expenses as a percent of revenue were 12.3% for the year ended December 31, 2021 and are not comparable to 2020 primarily due to the impact of the temporary park closures.

Severance and other separation costs. Severance and other separation costs for the year ended December 31, 2021 decreased by $1.3 million, or 45.8%, to $1.5 million as compared to $2.8 million for the year ended December 31, 2020.  Severance and other termination costs in 2021 primarily relate to positions which were eliminated in 2021.  Severance and other termination costs in 2020 primarily relates to the 2020 Restructuring Program.  See Note 21–Severance and Other Separation Costs in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2021 decreased by $1.9 million, or 1.3% to $148.7 million as compared to $150.5 million for the year ended December 31, 2020. The decrease primarily relates to a decline in asset additions, particularly in 2020, in part due to strategic efforts as a result of the COVID-19 pandemic along with the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the year ended December 31, 2021 increased $15.7 million, or 15.6% to $116.6 million as compared to $100.9 million for the year ended December 31, 2020. The increase primarily relates to the net impact of interest on the Second-Priority Senior Secured Notes issued in August 2020, the First-Priority Senior Secured Notes issued in April 2020, and the Senior Notes issued in August 2021, partially offset by the impact of a lower average outstanding balance on our Revolving Credit Facility, which was undrawn in 2021, the impact of decreased LIBOR rates and a lower average outstanding balance on our Term Loans. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

Loss on early extinguishment of debt and write-off of discounts and debt issuance costs. Loss on early extinguishment of debt and write-off of discounts and debt issuance costs for the year ended December 31, 2021 primarily relate to a write-off of discounts and debt issuance costs resulting from the Refinancing Transactions during the year ended December 31, 2021.  See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Form 10-K and the “Our Indebtedness” section which follows for further details.

Benefit from income taxes. Benefit from income taxes was $0.2 million and $30.5 million in the years ended December 31, 2021 and 2020, respectively. Our consolidated effective tax rate was -0.1% for 2021 compared to 8.9% for 2020.  The effective tax rate decreased primarily due to non-cash valuation allowance adjustments on federal and state net operating loss carryforwards and federal tax credits, impacts from equity-based compensation and changes in state tax rates. See Note 13–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Supplemental comparison of the year ended December 31, 2021 to the year ended December 31, 2019

We believe a comparison of selected financial results for the year ended December 31, 2021 to the year ended December 31, 2019 may provide additional insight on our business as 2019 was prior to the impact of the COVID-19 pandemic.  As such, the following supplemental discussion provides an analysis of selected operating results for the year ended December 31, 2021 compared to the year ended December 31, 2019.

	For the Year Ended
	December 31,		Variance
	2021	2019	#	%
Selected Statements of Comprehensive Income (Loss) Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$851,891	$802,834	$49,057	6.1%
Food, merchandise and other	651,839	595,410	56,429	9.5%
Total revenues	1,503,730	1,398,244	105,486	7.5%
Selected costs and expenses:
Cost of food, merchandise and other revenues	114,287	108,953	5,334	4.9%
Operating expenses (exclusive of depreciation and amortization shown separately below)	622,419	649,657	(27,238)	(4.2%)
Selling, general and administrative expenses	184,871	261,701	(76,830)	(29.4%)
Other data:
Attendance	20,203	22,624	(2,421)	(10.7%)
Total revenue per capita	$74.43	$61.80	$12.63	20.4%
Admission per capita	$42.17	$35.48	$6.69	18.9%
In-park per capita spending	$32.26	$26.32	$5.94	22.6%

Admissions revenue. Admissions revenue for the year ended December 31, 2021 increased $49.1 million, or 6.1%, to $851.9 million as compared to $802.8 million for the year ended December 31, 2019. The increase in admissions revenue was primarily a result of an increase in admissions per capita which more than offset a decrease in attendance of approximately 2.4 million guests, or 10.7%.  Admission per capita increased by 18.9% to $42.17 in 2021 compared to $35.48 in 2019. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, along with the net impact of the admissions product mix when compared to 2019. Attendance declined when compared to 2019 primarily due to COVID-19 related impacts including capacity limitations and/or modified/limited operations at our parks for part of 2021.  Attendance was also impacted by a decline from international guest visitation and group-related attendance when compared to 2019.  Excluding international guest visitation and group-related attendance, attendance increased by approximately 2% when compared to 2019.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2021 increased $56.4 million, or 9.5%, to $651.8 million as compared to $595.4 million for the year ended December 31, 2019, primarily as a result of an increase in in-park per capita spending, partially offset by a decrease in attendance as discussed above.  In-park per capita spending increased by 22.6% to $32.26 in 2021 compared to $26.32 in 2019. In-park per capita spending improved due to a combination of factors including an improved product mix, higher realized prices and fees and the impact of new, enhanced or expanded in-park offerings when compared to 2019. We believe we also benefited from a strong consumer demand environment which contributed to higher guest spending levels when compared to 2019.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2021 increased $5.3 million, or 4.9%, to $114.3 million as compared to $109.0 million for the year ended December 31, 2019.  These costs represent 17.5% and 18.3% of the related revenue earned for the year ended December 31, 2021 and 2019, respectively.

The decrease as a percent of related revenue relates to the impact of sourcing cost savings initiatives combined with higher realized prices on some of our in-park products, which more than offset inflationary pressures.

Operating expenses. Operating expenses for the year ended December 31, 2021 decreased $27.2 million, or 4.2%, to $622.4 million as compared to $649.7 million for the year ended December 31, 2019.  The decrease is primarily due to a net reduction in labor-related costs and other operating costs primarily resulting from structural cost savings initiatives and the impact of modified/limited operations due to COVID-19, partially offset by approximately $11.9 million of certain nonrecurring contractual liabilities and legal costs impacted by the temporary COVID-19 park closures, operating costs associated with incremental operating days and events added in 2021 and an increase of approximately $5.5 million in non-cash equity compensation expense. The increase in non-cash equity compensation expense partly relates to the impact of certain performance vesting restricted awards which were previously not considered probable of vesting.  See Note 15–Commitments and Contingencies and Note 19–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. Operating expenses were 41.4% of total revenues for the year ended December 31, 2021 compared to 46.5% for the year ended December 31, 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2021 decreased $76.8 million, or 29.4%, to $184.9 million as compared to $261.7 million for the year ended December 31, 2019.  The decrease primarily relates to the following factors: (i) a targeted reduction in marketing related costs; (ii) a decrease in legal costs primarily related to a legal settlement charge in 2019, net of insurance recoveries, of approximately $32.1 million; (iii) a decline in third-party consulting costs; and (iv) the impact of cost savings and efficiency initiatives.  These factors were partially offset by an increase of $23.1 million in non-cash equity compensation expense (as discussed above). See Note 15–Commitments and Contingencies and Note 19–Equity-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. As a percentage of total revenue, selling, general and administrative expenses were 12.3% for the year ended December 31, 2021 compared to 18.7% for the year ended December 31, 2019.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of December 31, 2021, we had a working capital ratio (defined as current assets divided by current liabilities) of 1.5, due in part to our outstanding cash balance at December 31, 2021.  Historically, we typically have operated with a working capital ratio of less than 1 due to significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we or our affiliates may from time to time purchase our outstanding equity and/or debt securities, including our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such purchases may be funded by incurring new debt, including additional borrowings under our Senior Secured Credit Facilities. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount among current or future syndicate members, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

Share Repurchases

See Note 20–Stockholders’ (Deficit) Equity in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Share Repurchase Program.

Other

We believe that existing cash and cash equivalents, cash flow from operations and available borrowings under our revolving credit facility will be adequate to meet the capital expenditures, debt service obligations, and working capital requirements of our operations for at least the next 12 months.

The following table presents a summary of our cash provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$503,012	$(120,729)	$348,416
Net cash used in investing activities	(128,854)	(109,175)	(195,193)
Net cash (used in) provided by financing activities	(364,897)	624,204	(147,305)
Net increase in cash and cash equivalents, including restricted cash	$9,261	$394,300	$5,918

Cash Flows from Operating Activities

Net cash provided by operating activities was $503.0 million during the year ended December 31, 2021 as compared to net cash used in operating activities of $120.7 million during the year ended December 31, 2020. Net cash provided by (used in) operating activities was primarily impacted by improved operating performance, including increased sales of admission and other products, partially offset by the impact of increased interest payments in the year ended December 31, 2021 when compared to the year ended December 31, 2020, which was impacted by the temporary park closures.

Net cash used in operating activities was $120.7 million during the year ended December 31, 2020 as compared to net cash provided by operating activities of $348.4 million during the year ended December 31, 2019. Net cash (used in) provided by operating activities in 2020 was primarily impacted by the decline in revenue due to the temporary park closures and limited park reopenings.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2021 consisted of capital expenditures of $128.9 million largely related to future attractions (see further breakdown of capital expenditures in the table below). Net cash used in investing activities during the year ended December 31, 2020 consisted of capital expenditures of $109.2 million.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$69,402	$94,671	$171,789
Expansion/ROI projects(b)	59,452	14,504	23,428
Capital expenditures, total	$128,854	$109,175	$195,217

(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, or other revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. Historically, we generally expect to fund our capital expenditures through our operating cash flow, which was materially impacted in 2020. Due to the COVID-19 pandemic, we took proactive measures starting in March 2020 relating to our capital expenditures including delaying the opening of certain new rides which were originally scheduled to open in 2020 and are now scheduled to open in 2022.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2021 results primarily from $215.7 million used to repurchase shares, net debt repayments of $133.8 million, which includes the Refinancing Transactions and payments on the Second-Priority Senior Secured Notes, and the payment of tax withholdings on equity-based compensation through shares withheld of $14.5 million. The Refinancing Transactions primarily consisted of $1,934.6 million in repayments of our Term B-5 Loans and Second-Priority Senior Secured Notes, approximately $34.3 million related to a premium paid for redemption of our Second-Priority Senior Secured Notes, and approximately $23.3 million in debt issuance costs partially offset by net proceeds from our Term B Loans and the Senior Notes of $1,922.2 million.

Net cash provided by financing activities during the year ended December 31, 2020 results primarily from net proceeds from our First-Priority Senior Secured Notes and our Second-Priority Senior Secured Notes offering of $713.7 million, partially offset by net repayments on our revolving credit facility of $50.0 million, repayments of $15.5 million on our long-term debt, $12.4 million used to repurchase shares early in the first quarter of 2020 and $7.5 million of debt issuance costs paid in connection with the issuance of the First-Priority Senior Secured Notes and Second-Priority Senior Secured Notes, and as a result of amendments to our senior secured credit facilities.

See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of December 31, 2021, our indebtedness consisted of senior secured credit facilities, 8.75% first-priority senior secured notes (the “First-Priority Senior Secured Notes”) and 5.25% senior notes due 2029 (the “Senior Notes”).

See discussion which follows and Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details related to our indebtedness and related debt transactions.

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended and restated pursuant to a credit agreement (the “Amended and Restated Credit Agreement”) dated August 25, 2021 (the “Senior Secured Credit Facilities”).

As of December 31, 2021, our Senior Secured Credit Facilities consisted of $1.197 billion in Term B Loans, which will mature in August 2028, along with a $385.0 million Revolving Credit Facility, which had no amounts outstanding as of December 31, 2021 and will mature in August 2026.  As of December 31, 2021, SEA had approximately $20.5 million of outstanding letters of credit, leaving approximately $364.5 million available for borrowing under the Revolving Credit Facility.

First-Priority Senior Secured Notes, Senior Notes and Second-Priority Senior Secured Notes

On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% First-Priority Senior Secured Notes. On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% second-priority senior secured notes (the “Second-Priority Senior Secured Notes”), which were fully redeemed during the year ended December 31, 2021.

On August 25, 2021, SEA closed on a private offering of $725.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “Senior Notes”).

Covenant Compliance

As of December 31, 2021, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes. See Note 11–Long-Term Debt to our consolidated financial statements for further details relating to our restrictive covenants.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus (i) income tax (benefit) provision, (ii) interest expense, consent fees and similar financing costs, (iii) depreciation and amortization, (iv) equity-based compensation expense, (v) loss on extinguishment of debt, (vi) non-cash charges/credits related to asset disposals, (vii) certain business optimization, development and strategic initiative costs, (viii) merger, acquisition, integration and certain investment costs, and (ix) other nonrecurring costs including incremental costs associated with the COVID-19 pandemic or similar unusual events.

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

Covenant Adjusted EBITDA is defined as Adjusted EBITDA plus certain other items as defined in the Debt Agreements, including estimated cost savings among other adjustments.  Cost savings represent annualized estimated savings expected to be realized over the following 24 month period related to certain specified actions including restructurings and cost savings initiatives, net of actual benefits realized during the last twelve months.  Other adjustments include (i) recruiting and retention costs, (ii) public company compliance costs, (iii) litigation and arbitration costs, and (iv) other costs and adjustments as permitted by the Debt Agreements.

We believe that the presentation of Adjusted EBITDA is appropriate as it eliminates the effect of certain non-cash and other items not necessarily indicative of a company’s underlying operating performance.  We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate companies in the industry. In addition, we believe the presentation of Covenant Adjusted EBITDA for the last twelve months is appropriate as it provides additional information to investors about the calculation of, and compliance with, certain financial covenants in the Debt Agreements. See Note 11–Long-Term Debt to our consolidated financial statements for further details relating to our restrictive covenants.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income (loss) for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income (loss)	$256,513	$(312,321)	$89,476
(Benefit from) provision for income taxes	(164)	(30,525)	39,528
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	58,827	—	—
Interest expense	116,642	100,907	84,178
Depreciation and amortization	148,660	150,546	160,557
Equity-based compensation expense (b)	41,018	7,467	11,106
Loss on impairment or disposal of assets and certain non-cash expenses (c)	7,099	7,187	3,198
Business optimization, development and strategic initiative costs (d)	8,759	7,268	27,869
Certain investment costs and other taxes (e)	830	1,044	5,056
COVID-19 related incremental costs (f)	22,562	8,808	—
Other adjusting items (g)	1,302	(13,567)	35,954
Adjusted EBITDA (h)	662,048	(73,186)	456,922
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (i)	7,100	—	11,300
Other adjustments as defined in the Debt Agreements (j)	19,990	(j)	(j)
Covenant Adjusted EBITDA (k)	$689,138	$(73,186)	$468,222
(a)

Reflects a loss on early extinguishment of debt and write-off of discounts and debt issuance costs associated with the Refinancing Transactions.  See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(b)

Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. For the year ended December 31, 2021, includes equity compensation expense related to certain performance vesting restricted awards which were previously not considered probable of vesting.  For the year ended December 31, 2020, includes a reversal of equity compensation for certain performance vesting restricted units which at the time were no longer considered probable of vesting. See Note 19-Equity Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(c)

Reflects primarily non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service.  See Note 8–Property and Equipment, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(d)

For the year ended December 31, 2021, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $4.2 million of third-party consulting costs; (ii) $3.1 million of other business optimization costs and strategic initiative costs and (iii) $1.5 million of severance and other separation costs associated with positions eliminated.

For the year ended December 31, 2020, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $3.1 million of third party consulting costs and (ii) $2.8 million of severance and other separation costs primarily related to the 2020 Restructuring Program. See Note 21 – Severance and Other Separation Costs in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

For the year ended December 31, 2019, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $21.2 million of third-party consulting costs and (ii) $4.2 million of severance and other separation costs associated with positions eliminated.

(e)

For the year ended December 31, 2019, includes approximately $4.3 million relating to expenses associated with the previously disclosed transfer of shares and HP Agreements.  See Note 17–Related Party Transactions in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(f)

For the year ended December 31, 2021, includes approximately $11.9 million of nonrecurring contractual liabilities and legal costs impacted by the temporary COVID-19 park closures and approximately $9.0 million of incremental temporary labor-related costs incurred to prepare and staff the parks and other incremental, nonrecurring, temporary incentives paid to attract employees to return to or remain in the workforce during the COVID-19 related environment.

For the year ended December 31, 2020, primarily includes incremental labor-related costs to prepare and operate the parks with enhanced safety measures, incremental third-party consulting costs primarily related to our COVID-19 response and safety communication strategies, contract termination or modification costs related to impacts from the temporary COVID-19 park closures, legal costs related to COVID-19 related matters, and temporary or initial purchases of safety monitoring and personal protective equipment. These costs were included with other adjusting items in the Adjusted EBITDA calculation previously reported for the year ended December 31, 2020 and have been reclassified to COVID-19 related incremental costs above to conform with the current year presentation.

(g)

For the year ended December 31, 2020, includes approximately $16.9 million of legal settlement proceeds partially offset by approximately $3.3 million in other legal fees. The legal settlement proceeds received in 2020 relate to the following: (i) $12.5 million of insurance proceeds related to a legal settlement gain as previously disclosed and (ii) $4.4 million related to the return of funds previously paid for a legal settlement.

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

(i)

Our Debt Agreements, which were effective for the year ended December 31, 2021, permit the calculation of certain covenants to be based on Covenant Adjusted EBITDA, as defined above, for the last twelve-month period further adjusted for net annualized estimated savings we expect to realize over the following 24-month period related to certain specified actions, including restructurings and cost savings initiatives.  These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Debt Agreements and does not impact our reported GAAP net income (loss).

For the years ended December 31, 2020 and 2019, the estimated cost savings calculation was based on annualized estimated savings we expected to realize over the following 18-month period related to certain specified actions, including restructurings and cost savings initiatives. These estimated savings were calculated net of the amount of actual benefits realized during such period and were limited to 25% of Adjusted EBITDA, calculated for the last twelve months before the impact of these estimated cost savings.

(j)

The Debt Agreements, which were effective for the year ended December 31, 2021, permit our calculation of certain covenants to be based on Covenant Adjusted EBITDA as defined above, for the last twelve-month period further adjusted for certain costs as permitted by the Debt Agreements including recruiting and retention expenses, public company compliance costs and litigation and arbitration costs, if any. Prior to the Debt Agreements, these costs were not permitted adjustments in the calculation, as such, these adjustments are not applicable to the prior years.

(k)

Covenant Adjusted EBITDA is defined in the Debt Agreements as Adjusted EBITDA for the last twelve-month period further adjusted for net annualized estimated savings among other adjustments as described in footnotes (i) and (j) above.

Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2021. The following table summarizes our principal contractual obligations as of December 31, 2021:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$2,149,500	$12,000	$24,000	$251,500	$1,862,000
Interest on long-term debt(b)	664,211	101,823	206,520	174,758	181,110
Operating and finance leases(c)	298,184	23,858	24,346	23,751	226,229
Purchase obligations, license commitments and other(d)	213,086	149,865	55,987	2,067	5,167
Total contractual obligations	$3,324,981	$287,546	$310,853	$452,076	$2,274,506
(a)	Represents principal payments. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(b)

Includes amounts attributable to the Senior Secured Credit Facilities, Senior Notes and First-Priority Senior Notes calculated as of December 31, 2021. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(c)

Represents commitments under long-term operating and finance leases requiring annual minimum lease payments, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California. Included in the less than 1 year column is approximately $10.8 million in deferred rent payments and certain fees related to the land lease, which is accrued as of December 31, 2021. See Note 14–Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(d)

We have minimum purchase commitments with various vendors through 2031. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services. Amounts have been calculated using early termination fees or non-cancelable minimum contractual obligations by period, as applicable, under contracts that were in effect as of December 31, 2021. In addition, in connection with the Sesame License Agreement, we have made certain commitments including opening a new Sesame Place theme park. As a result, obligations related to this agreement are included in the table above. For further details, refer to Note 15–Commitments and Contingencies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Impairment of Long-Lived Assets

All long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. Assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based upon the difference between the estimated fair value and the carrying amounts of the assets. Fair value is generally determined based upon a discounted cash flow analysis. If significant, certain impairment indicators may trigger an impairment review.

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that deferred tax assets (primarily net operating loss and charitable contribution carryforwards) will be recovered from future taxable income. To the extent that we believe that recovery is not more likely than not, a valuation allowance against those amounts is recorded. To the extent that we record a valuation allowance or a change in the valuation allowance during a period, we recognize these amounts as income tax expense or benefit in the consolidated statements of comprehensive income (loss). Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a rolling three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from shares of stock sold by these same stockholders.

Significant management judgment is required in determining our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  Management has analyzed all available evidence, both positive and negative, using a more likely than not standard in assessing the need for a valuation allowance against its deferred income tax assets.  This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of the statutory carryback and carryforward periods and tax planning alternatives. Forecasted financial performance is not used as evidence until such time as the Company has cumulative pretax income for a rolling 36-month period. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we use to manage the underlying business.

Through December 31, 2020, approximately $65.6 million of valuation allowances were established for some of our deferred tax assets, which, based on our analysis at the time, we believed did not meet the “more likely than not” criteria and would expire before being realized in future periods. Based on our assessment of the realizability of our deferred tax assets during the year ended December 31, 2021, which included a review of current and forecasted financial performance as the Company is now in a cumulative pretax income position, we now believe that some of these deferred tax assets meet the “more likely than not” criteria and will be realized in future periods before they expire. As a result, we reversed our valuation allowances by approximately $60.8 million during the year ended December 31, 2021. As of December 31, 2021, we have a remaining valuation allowance of approximately $4.8 million, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards.

Our valuation allowances, in part, rely on estimates and assumptions related to our future financial performance.  Given the macroeconomic environment related to the COVID-19 pandemic and the uncertainties regarding the related impact on financial performance, our valuation allowances may need to be adjusted in the future.

For further details, also refer to Note 13–Income Taxes, in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon our own historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon our own claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Revenue Recognition

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  Food, merchandise and other revenue primarily consists of food and beverage, merchandise and other in-park products and also includes other miscellaneous revenue, which is not significant in the periods presented.  For single-day tickets, we recognize revenue at a point in time, upon admission to the park, and for food, merchandise and other in-park products we recognize revenue when the related products or services are received by our guests.  For annual or season passes and multi-use admission products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. We estimate redemption rates using historical and forecasted attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically. These estimated redemption rates impact the timing of when revenue is recognized on these products. Actual results could materially differ from these estimates based on actual attendance patterns. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For pass products purchased on an installment plan that have met their initial commitment period and have transitioned to a month to month basis, monthly charges are recognized as revenue when payments are received each month, with the exception of payments received during the temporary park closures in 2020. For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

Certain admission products may also include bundled products at the time of purchase, such as food and beverage or merchandise items.  We conduct an analysis of bundled products to identify separate distinct performance obligations that are material in the context of the contract. For those products that are determined to be distinct performance obligations and material in the context of the contract, we allocate a portion of the transaction price to each distinct performance obligation using each performance obligation’s standalone price.  If the bundled product is related to a pass product and offered over time, revenue will be recognized over time accordingly.

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

We previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt.  In May 2020, our interest rate swap agreements expired, as such, we did not have any derivative instruments outstanding as of December 31, 2021 or 2020.  We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At December 31, 2021, approximately $1.2 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $385.0 million, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $11.0 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $7.2 million.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any controls and procedures also is based on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting initially disclosed as of September 30, 2021 and described below.

Notwithstanding the above, the control deficiency did not result in a material misstatement of any of the Company’s annual or interim consolidated financial statements. Further, management believes and has concluded that the consolidated financial statements for the prior periods and included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management including our principal executive officer and principal financial officer, identified a material weakness within the Company’s control environment.  Specifically, the Company does not have sufficient policies and procedures related to Board oversight of certain Board engagement within the Company’s control environment.  Accordingly, our principal executive officer and principal financial officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that certain employees worked remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness. There have been no changes in our internal control over financial reporting during the most recent quarter covered by this Annual Report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except for remediation efforts in connection with the material weakness as described above.

Status Update

Management and our Board of Directors are committed to remediating this deficiency.  Based upon a recommendation of the Audit Committee, the Board formed a committee (the “Committee”) to develop and execute on a remediation plan.  The Committee and management are in the process of developing the remediation plan and have implemented the following:

•	Engaged independent consultants to advise the Board’s Committee as it relates to the deficiency.
•	Enhanced our evaluation of the control environment.

Management and our Board are committed to taking appropriate steps to remediate the deficiency. Our remediation of the identified material weakness is ongoing and will require additional time to fully remediate. The material weakness cannot be considered remediated until remediation efforts have operated for a sufficient period of time and management has concluded, that the material weakness has been resolved. Additional remediation measures continue to be considered and will be implemented as appropriate. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

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

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our Equity Compensation Plan as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	488,434	$30.59	7,833,369
Equity compensation plan not approved by security holders	—	—	—
Total	488,434	$30.59	7,833,369

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

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-5

Consolidated Statements of Comprehensive Income (Loss)	F-6

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-35

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-36 to F-46

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index beginning on page 60.

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

4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35883))
4.2

Indenture, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020 (File No. 001-35883))

4.3

First Supplemental Indenture, dated as of April 26, 2021, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee for the 8.750% First-Priority Senior Secured Notes Due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

4.4

Indenture, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2021 (File No. 001-35883))

10.1

Restatement Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the subsidiary guarantors party thereto, the financial institutions list on the signature pages thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, as Collateral Agent, as Issuing Bank and as Swingline Lender.  (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2021 (File No. 001-35883))

10.2

Lease Amendment, dated January 9, 1978, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.3

Lease Amendment, dated March 6, 1979, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.4

Lease Amendment, dated December 12, 1983, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.5

Lease Amendment, dated June 24, 1985, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.6

Lease Amendment, dated September 22, 1986, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.7

Lease Amendment, dated June 29, 1998, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

Exhibit No.	Description
10.8

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

10.10†	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (File No. 333-185697))

10.11†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.12†

Third Amended & Restated Stock Ownership Guidelines, adopted February 19, 2021 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35883))

10.13†

Amended and Restated Key Employee Severance Plan, effective March 1, 2017 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.14†

Incentive Compensation Clawback Policy, effective October 11, 2017(incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.15

License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-35883))

10.16†	SeaWorld Entertainment, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2017 (File No. 001-35883))

10.17†

Form of Amendment #1 to Restricted Stock Grant and Acknowledgment and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2017 (File No. 001-35883))

10.18†

Form of Deferred Stock Unit Grant Notice and Deferred Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.19

Cooperation Agreement, dated November 5, 2017, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.20

Side Letter, dated November 5, 2017, between SeaWorld Entertainment, Inc. and Hill Path Capital LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.21†

Offer Letter of Employment, Agreed and Accepted the 24th day of June, 2021, between SeaWorld Entertainment, Inc. and Tom Iven (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on August 6, 2021 (File No. 001-35883))

10.22†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

Exhibit No.	Description
10.23†

Form of Option Grant Notice and Option Agreement (Tier 2– Time-Based Options) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.24†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Senior Leadership Team Executive Employees – Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.25

Amended and Restated Undertaking Agreement, dated May 27, 2019, by and among SeaWorld Entertainment, Inc. and Hill Path Capital LP, Scott I. Ross and James P. Chambers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.26

Registration Rights Agreement, dated May 27, 2019, between Hill Path Capital LP and certain of its affiliates and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.27

Stockholders Agreement, dated May 27, 2019, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.28†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2019 Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q-K filed on November 7, 2019 (File No. 001-35883))

10.29

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

10.30

Security Agreement, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other grantors from time to time party thereto and Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.31

Pledge Agreement, dated as of April 30, 2020, among SeaWorld Entertainment, Inc. and Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.32

Copyright Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, in favor of Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.33

Patent Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., in favor of Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.34

Trademark Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, and in favor of Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.35†

Form of 2020 Letter Amendment to Performance Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

Exhibit No.	Description
10.36

Intercreditor Agreement, dated as of August 5, 2020, among JPMORGAN CHASE BANK, N.A., as Credit Agreement Agent, WILMINGTON TRUST, NATIONAL ASSOCIATION, as First Priority Notes Collateral Agent, each Other First Priority Lien Obligations Agent from time to time party hereto, each in its capacity as First Lien Agent, WILMINGTON TRUST, NATIONAL ASSOCIATION, solely in its capacity as Trustee and Second Priority Collateral Agent and each collateral agent for any Future Second Lien Indebtedness from time to time party hereto, each in its capacity as Second Priority Agent. incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.37†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35883))

10.38†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

10.39†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees—Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

10.40†

Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees—Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

10.41†*	Eighth Amended and Restated Outside Director Compensation Policy, effective January 21, 2021

10.42†*	Nineth Amended and Restated Outside Director Compensation Policy, effective December 31, 2021

10.43*	Amendment 1 to License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted)

10.44*	Amended and Restated Security Agreement dated as of August 25, 2021 among the Grantors identified herein and JPMorgan Chase Bank, N.A., as Collateral Agent

10.45*	Amended & Restated Pledge Agreement dated as of August 25, 2021 between SeaWorld Entertainment, Inc. and JPMorgan Chase Bank, N.A. as Collateral Agent

10.46*

Trademark Security Agreement, dated as of October 29, 2021, by Sea World LLC, a Delaware limited liability company (the “Grantor”), in favor of Wilmington Trust, National Association, in its capacity as collateral agent pursuant to the Indenture

10.47*

Trademark Security Agreement, dated as of October 29, 2021, by Sea World LLC, a Delaware limited liability company, and SeaWorld Parks & Entertainment LLC, a Delaware limited liability company (each, a “Grantor” and collectively, the “Grantors”), in favor of JPMorgan Chase Bank, N.A., in its capacity as collateral agent pursuant to the Credit Agreement

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

SeaWorld Entertainment, Inc.

Date:  February 28, 2022

By:/S/ MARC G. SWANSON

Name:  Marc G. Swanson

Title:  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity

/S/ MARC G. SWANSON	February 28, 2022	Chief Executive Officer (Principal Executive Officer)
Marc G. Swanson
/S/ ELIZABETH C. GULACSY	February 28, 2022	Chief Financial Officer (Principal Financial Officer)
Elizabeth C. Gulacsy
/S/ CHRISTOPHER C. YARRIS	February 28, 2022	Chief Accounting Officer (Principal Accounting Officer)
Christopher C. Yarris
/S/ RONALD BENSION	February 28, 2022	Director
Ronald Bension

/S/ JAMES CHAMBERS	February 28, 2022	Director
James Chambers

/S/ WILLIAM GRAY	February 28, 2022	Director
William Gray
/S/ TIMOTHY J. HARTNETT	February 28, 2022	Director
Timothy J. Hartnett

/S/ CHARLES KOPPELMAN	February 28, 2022	Director
Charles Koppelman

/S/ YOSHIKAZU MARUYAMA	February 28, 2022	Director
Yoshikazu Maruyama

/S/ THOMAS E. MOLONEY	February 28, 2022	Director
Thomas E. Moloney

/S/ NEHA JOGANI NARANG	February 28, 2022	Director
Neha Jogani Narang

/S/ SCOTT I. ROSS	February 28, 2022	Director
Scott I. Ross
/S/ KIMBERLY K. SCHAEFER	February 28, 2022	Director
Kimberly K. Schaefer

SEAWORLD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), changes in stockholders’ (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an adverse opinion on the Company’s internal control over financial reporting.

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

The Company’s annual and seasonal admission pass products allow guests access to specific parks over a specified time period. Such revenue is deferred and recognized over the terms of the admission pass product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates redemption rates using historical and forecasted attendance trends by park. Attendance trends factor in seasonality and are adjusted based on actual trends periodically. Revenue is recognized on a pro rata basis based on the estimated allocated selling price of the admission product.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the attendance projections by park and the recognition of revenue from the deferred revenue related to annual and seasonal admission pass products included the following, among others:

•

We tested the effectiveness of management’s controls over revenue recognition related to annual and season admission pass products, including controls over actual and estimated attendance and the timing of deferred revenue relief.

•

We performed a retrospective review on the prior year forecasted attendance by comparing actual attendance results to management’s historical forecasts in order to evaluate management’s ability to forecast attendance and identify any past bias.

•	We evaluated the reasonableness of the current-year attendance forecasts compared to historical results, considering recent trends in the Company’s attendance.
•

We tested assumptions and inputs used in the deferred revenue pass models that are used to determine the deferred revenue balances related to and the revenue recognized from annual and seasonal admission pass products.

•	We tested the mathematical accuracy and appropriateness of management’s deferred revenue models and timing of revenue recognition.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 28, 2022

We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company does not have sufficient policies and procedures related to Board oversight of certain Board engagement within the Company’s control environment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Tampa, Florida

February 28, 2022

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$443,707	$433,909
Accounts receivable, net	76,948	30,410
Inventories	29,478	30,700
Prepaid expenses and other current assets	17,263	12,418
Total current assets	567,396	507,437
Property and equipment, at cost	3,385,308	3,272,705
Accumulated depreciation	(1,740,144)	(1,611,745)
Property and equipment, net	1,645,164	1,660,960
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	132,217	136,572
Deferred tax assets, net	23,995	22,847
Other assets, net	18,266	15,264
Total assets	$2,610,316	$2,566,358
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$134,311	$105,369
Current maturities of long-term debt	12,000	15,505
Operating lease liabilities	2,895	3,757
Accrued salaries, wages and benefits	22,156	10,781
Deferred revenue	154,793	130,759
Other accrued liabilities	45,811	50,950
Total current liabilities	371,966	317,121
Long-term debt, net	2,104,835	2,177,137
Long-term operating lease liabilities	117,046	120,144
Deferred tax liabilities, net	12,803	15,772
Other liabilities	37,582	41,987
Total liabilities	2,644,232	2,672,161
Commitments and contingencies (Note 15)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 95,541,992 and 94,652,248 shares issued at December 31, 2021 and 2020, respectively	955	946
Additional paid-in capital	711,474	680,360
Accumulated deficit	(115,287)	(371,800)
Treasury stock, at cost (19,953,042 and 16,260,248 shares at December 31, 2021 and 2020, respectively)	(631,058)	(415,309)
Total stockholders’ deficit	(33,916)	(105,803)
Total liabilities and stockholders’ deficit	$2,610,316	$2,566,358

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net revenues:
Admissions	$851,891	$255,376	$802,834
Food, merchandise and other	651,839	176,403	595,410
Total revenues	1,503,730	431,779	1,398,244
Costs and expenses:
Cost of food, merchandise and other revenues	114,287	36,712	108,953
Operating expenses (exclusive of depreciation and amortization shown separately below)	622,419	388,473	649,657
Selling, general and administrative expenses	184,871	94,885	261,701
Severance and other separation costs	1,531	2,826	4,176
Depreciation and amortization	148,660	150,546	160,557
Total costs and expenses	1,071,768	673,442	1,185,044
Operating income (loss)	431,962	(241,663)	213,200
Other expense, net	144	276	18
Interest expense	116,642	100,907	84,178
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	58,827	—	—
Income (loss) before income taxes	256,349	(342,846)	129,004
(Benefit from) provision for income taxes	(164)	(30,525)	39,528
Net income (loss)	$256,513	$(312,321)	$89,476
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	—	1,559	(3,843)
Comprehensive income (loss)	$256,513	$(310,762)	$85,633

Earnings (loss) per share:
Earnings (loss) per share, basic	$3.28	$(3.99)	$1.11
Earnings (loss) per share, diluted	$3.22	$(3.99)	$1.10
Weighted average common shares outstanding:
Basic	78,302	78,194	80,309
Diluted	79,575	78,194	81,044

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Stockholders' Equity (Deficit)
Balance at January 1, 2019	93,400,929	$934	$663,834	$(148,955)	$2,284	$(252,903)	$265,194
Equity-based compensation	—	—	11,106	—	—	—	11,106
Unrealized loss on derivatives, net of tax benefit of $1,421	—	—	—	—	(3,843)	—	(3,843)
Vesting of restricted shares	608,851	6	(6)	—	—	—	—
Shares withheld for tax withholdings	(176,673)	(2)	(4,839)	—	—	—	(4,841)
Exercise of stock options	211,096	2	3,793	—	—	—	3,795
Adjustments to previous dividend declarations	—	—	5	—	—	—	5
Repurchase of 5,615,874 shares of treasury stock, at cost	—	—	—	—	—	(150,000)	(150,000)
Net income	—	—	—	89,476	—	—	89,476
Balance at December 31, 2019	94,044,203	940	673,893	(59,479)	(1,559)	(402,903)	210,892
Equity-based compensation	—	—	7,467	—	—	—	7,467
Unrealized gain on derivatives, net of tax expense of $572	—	—	—	—	1,559	—	1,559
Vesting of restricted shares	609,286	6	(6)	—	—	—	—
Shares withheld for tax withholdings	(158,865)	(2)	(3,913)	—	—	—	(3,915)
Exercise of stock options	157,624	2	2,918	—	—	—	2,920
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 469,785 shares of treasury stock, at cost	—	—	—	—	—	(12,406)	(12,406)
Net loss	—	—	—	(312,321)	—	—	(312,321)
Balance at December 31, 2020	94,652,248	$946	$680,360	$(371,800)	$—	$(415,309)	$(105,803)
Equity-based compensation	—	—	39,722	—	—	—	39,722
Vesting of restricted shares	888,406	9	(9)	—	—	—	—
Shares withheld for tax withholdings	(288,229)	(3)	(14,503)	—	—	—	(14,506)
Exercise of stock options	289,567	3	5,904	—	—	—	5,907
Repurchase of 3,692,794 shares of treasury stock, at cost	—	—	—	—	—	(215,749)	(215,749)
Net income	—	—	—	256,513	—	—	256,513
Balance at December 31, 2021	95,541,992	$955	$711,474	$(115,287)	$—	$(631,058)	$(33,916)

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$256,513	$(312,321)	$89,476
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	148,660	150,546	160,557
Amortization of debt issuance costs and discounts	6,419	5,025	3,446
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	52,011	—	—
Deferred income tax (benefit) provision	(4,117)	(31,414)	37,998
Equity-based compensation	39,722	7,467	11,106
Other including loss on impairment or disposal of assets, net	5,816	6,046	4,616
Changes in assets and liabilities:
Accounts receivable	(58,927)	24,761	10,865
Inventories	644	2,267	721
Prepaid expenses and other current assets	(2,424)	5,210	(27,359)
Accounts payable and accrued expenses	20,050	1,640	2,733
Accrued salaries, wages and benefits	11,375	(4,718)	(5,467)
Deferred revenue	33,070	25,065	665
Other accrued liabilities	(3,785)	(422)	57,684
Right-of-use assets and operating lease liabilities	396	561	501
Other assets and liabilities	(2,411)	(442)	874
Net cash provided by (used in) operating activities	503,012	(120,729)	348,416
Cash Flows From Investing Activities:
Capital expenditures	(128,854)	(109,175)	(195,217)
Other investing activities, net	—	—	24
Net cash used in investing activities	(128,854)	(109,175)	(195,193)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt, net	1,922,222	713,658	—
Repayments of long-term debt	(2,032,728)	(15,505)	(15,506)
Proceeds from draw on revolving credit facility	—	272,500	294,000
Repayments of revolving credit facility	—	(322,500)	(274,000)
Purchase of treasury stock	(215,749)	(12,406)	(150,000)
Payment of tax withholdings on equity-based compensation through shares withheld	(14,506)	(3,915)	(4,841)
Exercise of stock options	5,907	2,920	3,795
Debt issuance costs	(23,272)	(7,530)	—
Other financing activities	(6,771)	(3,018)	(753)
Net cash (used in) provided by financing activities	(364,897)	624,204	(147,305)
Change in Cash and Cash Equivalents, including Restricted Cash	9,261	394,300	5,918
Cash and Cash Equivalents, including Restricted Cash—Beginning of year	435,225	40,925	35,007
Cash and Cash Equivalents, including Restricted Cash—End of year	$444,486	$435,225	$40,925
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable and accrued expenses	$20,468	$12,544	$39,538
Other financing arrangements	$4,239	$3,890	$—

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

The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California, and Busch Gardens theme parks in Tampa, Florida, and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); San Diego, California, (Aquatica, which will be converted to a Sesame Place park in 2022); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove) and a theme park in Langhorne, Pennsylvania (Sesame Place).

During the years ended December 31, 2021 and 2019, respectively, approximately 58% and 57% of the Company’s revenues were generated in the State of Florida which exposes the Company to risks affecting the Florida market, such as natural disasters, severe weather or other incidents.  During the year ended December 31, 2020, more than 70% of the Company’s revenues were generated in the State of Florida, due in part to the temporary park closures and limited operations as a result of the COVID-19 pandemic. See Impact of Global COVID-19 Pandemic section which follows for further discussion.

Impact of Global COVID-19 Pandemic

The Company’s results of operations for the years ended December 31, 2021 and 2020 were impacted by the global COVID-19 pandemic due in part to the following factors: (i) capacity limitations, modified/limited operations and/or temporary park closures which were in place for portions of the respective periods; (ii) decreased demand due to public concerns associated with the pandemic; (iii) restrictions on international travel and; (iv) a decline in both international and group-related attendance.  In response to the COVID-19 pandemic, and in compliance with government restrictions, the Company temporarily closed all of its theme parks effective March 16, 2020. Beginning in June 2020, the Company began the phased reopening of some of its parks with enhanced health, safety and cleaning measures, capacity limitations and/or modified/limited operations, which at times included reduced hours and/or reduced operating days.  By the end of August 2020, the Company had reopened 10 of its 12 parks on a limited basis. The Company was unable to reopen its Aquatica water park in California and its Water Country USA water park in Virginia for the 2020 operating season but opened both parks for their 2021 operating season.

At the start of 2021, seven of the Company’s 12 parks were open but were operating with capacity limitations or modified/limited operations.  By the end of the second quarter of 2021, all of the Company’s 12 parks were open, and operating without COVID-19 related capacity limitations.

Due to the COVID-19 pandemic, the Company has taken a number of proactive measures for the safety of its guests, employees and animals, to manage costs and expenditures, and to maximize liquidity in response to the temporary park closures and limited reopenings related to the COVID-19 pandemic. Some of the measures taken in 2020 included, but were not limited to: (i) increased its revolving credit commitments on March 10, 2020 prior to the temporary park closures; (ii) issued first-priority senior secured notes and second-priority senior secured notes in 2020 to raise additional capital and further enhance available liquidity at the time; (iii) entered into amendments to its existing senior secured credit facilities to amend financial covenants at the time; (iv) furloughed approximately 95% of its employees in 2020 upon closing all of its parks; (v) obtained payroll tax credits and deferred certain social security payroll taxes under the CARES act; (vi) temporarily reduced executive officers’ base salary by 20% through November 2020; (vii) eliminated and/or deferred all non-essential operating expenses at all of its parks and corporate headquarters while the parks were closed and actively managed operating expenses as parks reopened; (viii) eliminated substantially all advertising and marketing spend while the parks were closed and strategically managed marketing spend as parks reopened; (ix) substantially reduced or deferred all capital expenditures starting in March 2020 (other than minimal essential capital expenditures) when the parks were closed and postponed the opening of rides that were still under construction and scheduled to open in 2020; (x) worked with certain of its vendors and other business partners to manage, defer, and/or abate certain costs and payments and; (xi) added additional levels of review and approval for payments and cash disbursements which remained in place through 2021.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets and liabilities, deferred revenue, equity compensation, the valuation of goodwill and other indefinite-lived intangible assets and reviews for potential impairment of long-lived assets. Estimates are based on various factors including current and historical trends, as well as other pertinent company and industry data.  The Company regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.  Actual results could differ from those estimates. Based on the uncertainty relating to the COVID-19 pandemic, including but not limited to the impact or timing of government restrictions, any future capacity limitations due to social distancing guidelines, public sentiment on social gatherings, travel and attendance patterns, travel restrictions, effectiveness and adoption of vaccines, the impact of new variants, potential supply chain disruptions and additional actions which could be taken by government authorities to manage the pandemic, the Company is not certain of the ultimate impact the COVID-19 pandemic could have on its estimates, business or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $11.5 million and $4.9 million at December 31, 2021 and 2020, respectively. The cash balances in all accounts held at financial institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2021. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

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

	December 31,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$443,707	$433,909
Restricted cash, included in prepaid expenses and other current assets	779	1,316
Total cash, cash equivalents and restricted cash	$444,486	$435,225

Accounts Receivable—Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from customers for the sale of admission products, including amounts due for admissions products purchased on monthly installment arrangements. The Company is not exposed to a significant concentration of credit risk. The Company records an allowance on trade accounts receivable with an offset to the provision for bad debt for estimated credit losses expected based on its history of uncollectable accounts. For all periods presented, the provision for bad debt was immaterial. The Company also records an allowance for estimated credit losses on amounts due from monthly installment arrangements based on historical default rates.  As of December 31, 2021 and 2020, the Company recorded $17.7 million and $6.7 million, respectively, as an allowance on its installment arrangements, which is included in accounts receivable, net, in the accompanying consolidated balance sheets, with a corresponding reduction to deferred revenue.

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

Certain costs related to animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years).  All costs to care for animals are expensed as incurred. Construction in progress assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all active construction projects. Total interest capitalized for the years ended December 31, 2021, 2020 and 2019 was $7.3 million, $6.3 million and $4.6 million, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years.  Total capitalized costs related to computer system development costs, net of accumulated amortization, were $1.5 million and $2.4 million as of December 31, 2021 and 2020, respectively, and are recorded in other assets in the accompanying consolidated balance sheets.  Accumulated amortization was $12.4 million and $11.2 million as of December 31, 2021 and 2020, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2021, 2020 and 2019 was $1.4 million, $1.7 million and $2.2 million, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of comprehensive income (loss).  Systems reengineering costs do not meet the proper criteria for capitalization and are expensed as incurred.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but instead reviewed for impairment at least annually during the fourth quarter, and as of an interim date should factors or indicators become apparent that would require an interim test, with ongoing recoverability based on applicable reporting unit overall financial performance and consideration of significant events or changes in the overall business environment or macroeconomic conditions.  Such events or changes in the overall business environment could include, but are not limited to, significant negative trends or unanticipated changes in the competitive or macroeconomic environment.

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

The Company’s other indefinite-lived intangible assets consist of certain trade names/trademarks and other intangible assets which, after considering legal, regulatory, contractual, and other competitive and economic factors, are determined to have indefinite lives and are valued using the relief from royalty method. Trade names/trademarks are combined by brand as a unit of accounting when testing for impairment as the brand represents the highest and best use of the asset and drives the Company’s marketing strategy and international license agreements. Estimates required in this valuation method include estimated future revenues impacted by the trade names/trademarks, royalty rates, and appropriate discount rates. Projections are based on management’s best estimates given recent financial performance, market trends, strategic plans, brand awareness, operating characteristics by park, and other available information. See Note 9–Goodwill and Trade Names/Trademarks, Net, for further details.

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

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities.  The Company maintains self-insurance reserves for healthcare, auto, general liability and workers’ compensation claims.  Total claims reserves were $30.5 million at December 31, 2021, of which $1.7 million is recorded in accrued salaries, wages and benefits, $8.2 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  Total claims reserves were $31.1 million at December 31, 2020, of which $1.8 million is recorded in accrued salaries, wages and benefits, $7.5 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets.  All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying consolidated balance sheets. See further discussion in Note 11–Long-Term Debt.

Share Repurchase Program and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock.  Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes.  The Company accounts for treasury stock on the trade date under the cost method.  Treasury stock at December 31, 2021 and 2020 is recorded as a reduction to stockholders’ (deficit) equity.  See further discussion of the Company’s share repurchase program in Note 20–Stockholders’ (Deficit) Equity.

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

Admissions Revenue

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  Admission products with similar characteristics are analyzed using a portfolio approach for each separate park as the Company expects that the effects on the consolidated financial statements of applying ASC 606 to the portfolio does not differ materially from applying the guidance to individual contracts within the portfolio. For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park.  Annual passes, season passes or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates redemption rates using historical and forecasted attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically. These estimated redemption rates impact the timing of when revenue is recognized on these products. Actual results could materially differ from these estimates based on actual attendance patterns. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For pass products purchased on an installment plan that have met their initial commitment period and have transitioned to a month to month basis, monthly charges are recognized as revenue as payments are received each month, with the exception of payments received during the temporary park closures in 2020 (see further discussion which follows).  For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

In 2020, as a result of the temporary park closures due to the COVID-19 pandemic, the Company upgraded some of its pass products and extended pass expiration dates for at least the equivalent period the related parks were closed.  As a result, the Company adjusted its estimated redemption and recognition patterns on these products to reflect the fact that there was no attendance during the park closures and accordingly the Company did not recognize revenue from these admission products while the parks were temporarily closed in 2020. For passes under installment plans that had transitioned to a month to month basis, the Company temporarily paused monthly charges when the related parks reopened for the equivalent period the respective parks were closed. Accordingly, payments received during the closure period were recorded as deferred revenue and recognized as revenue once the respective parks reopened in 2020, which may not have necessarily reflected attendance patterns for these guests.   The Company has also entered into agreements with certain external theme park, zoo and other attraction operators to jointly market and sell single and multi-use admission products. These joint products allow admission to both a Company park(s) and an external park, zoo or other attraction. The agreements with the external partners specify the allocation of revenue to Company parks from any jointly sold products. Whether the Company or the external partner sells the product, the Company’s portion of revenue is deferred until the first time the product is redeemed at one of the Company’s parks and recognized over its related use in a manner consistent with the Company’s other admission products.

Additionally, the Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services provided or received, whichever is more readily determinable. For the years ended December 31, 2021, 2020 and 2019, amounts included within admissions revenue with an offset to either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of comprehensive income (loss) related to bartered ticket transactions were $13.6 million, $4.7 million and $16.2 million, respectively.

Food, Merchandise and Other Revenue

Food, merchandise and other revenue primarily consists of food and beverage, merchandise, parking and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented.  The Company recognizes revenue for food and beverage, merchandise and other in-park products when the related products or services are received by the guests.  Certain admission products may also include bundled products at the time of purchase, such as food and beverage or merchandise items.  The Company conducts an analysis of bundled products to identify separate distinct performance obligations that are material in the context of the contract. For those products that are determined to be distinct performance obligations and material in the context of the contract, the Company allocates a portion of the transaction price to each distinct performance obligation using each performance obligation’s standalone price.  If the bundled product is related to a pass product and offered over time, revenue will be recognized over time accordingly.

See further discussion in Note 4–Revenues.

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Other advertising and media costs are expensed as incurred and, for the years ended December 31, 2021, 2020 and 2019, totaled approximately $81.4 million, $48.1 million and $138.3 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

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

If the one-time benefit arrangements are not part of an ongoing benefit arrangement or an individual deferred compensation contract, a liability is recognized and measured at its fair value for one-time termination benefits once the plan of termination is communicated to affected employees and it meets all of the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. If the one-time benefit arrangements are part of an ongoing benefit arrangement or an individual deferred compensation contract, a liability is recognized and measured at its fair value when the following conditions are met: (i) the obligation is attributable to services already rendered; (ii) rights to those benefits accumulate; (iii) payment of the benefits is probable; and (iv) amount can be reasonably estimated.  If these four conditions are not met, a liability is recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated in accordance with ASC 450, Contingencies.

Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract.

See further discussion in Note 21–Severance and Other Separation Costs.

Leases

The Company leases land, warehouse and office space, and equipment, which are classified as either operating or finance leases. Under the provisions of ASC 842, Leases, lease liabilities and right of use assets are recognized at the lease commencement date on the basis of the present value of the future lease payments, with the right of use being adjusted by any prepaid or accrued rent, lease incentives, and initial direct costs.  The lease term for each lease includes the noncancelable period plus any periods subject to an option for renewal when it is reasonably certain that the Company will exercise that option. The subsequent measurement of a lease is dependent on whether the lease is classified as an operating or finance lease. Operating leases have a straight-line expense pattern that is recognized as either operating expenses or selling, general, and administrative expenses in the consolidated statements of comprehensive income (loss). Finance leases have a front-loaded expense recognition pattern that is comprised of amortization expense and interest expense that is included in depreciation and amortization and interest expense in the consolidated statements of comprehensive income (loss). The Company initially evaluates the classification of its leases as of the lease commencement date and reevaluates the classification of its leases upon the occurrence of certain lease remeasurement events and when there is a lease modification that is not accounted for as a separate contract.

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

In accordance with the short-term lease recognition exemption of ASC 842, the Company does not recognize on its balance sheet leases with an initial lease term of 12 months or less.  Lease expense for these short-term leases is recognized on a straight-line basis over the lease term.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Forecasted financial performance is not used as evidence until such time as the Company has cumulative pretax income for a rolling 36-month period. The Company evaluates its tax positions by determining if it is more likely than not a tax position is sustainable upon examination, based upon the technical merits of the position, before any of the benefit is recorded for financial statement purposes. The benefit is measured as the largest dollar amount of the position that is more likely than not to be sustained upon settlement. Previously recorded benefits that no longer meet the more likely than not threshold are charged to earnings in the period that the determination is made. Interest and penalties accrued related to unrecognized tax benefits are charged to the (benefit from) provision for income taxes in the accompanying consolidated statements of comprehensive income (loss). See further discussion in Note 13–Income Taxes.

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

Segment Reporting

The Company maintains discrete financial information for each of its twelve theme parks, which is used by the Chief Operating Decision Maker (“CODM”), as a basis for allocating resources and assessing performance. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics. In addition, all of the theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target similar consumer groups. Accordingly, based on these economic and operational similarities and the way the CODM monitors and makes decisions affecting the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

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

As required by ASC 815, the Company records all derivatives, if any, on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated and that qualify as cash flow hedges of interest rate risk, the changes in fair value of the derivative contract are recorded in accumulated other comprehensive income (loss), net of taxes, and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

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

Recently Implemented Accounting Standards

During the year ended December 31, 2021, the Company adopted the following Accounting Standards Updates (“ASUs”) which had no material impact on its consolidated financial statements or disclosures:

•

ASU 2020-04, Reference Rate Reform (Topic 848), provides optional transition guidance to ease the potential accounting burden associated with transitioning away from the London Interbank Offered Rate (“LIBOR”), with optional expedients related to the application of GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of this ASU are effective upon issuance and can be applied prospectively through December 31, 2022. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or disclosure.

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

4. REVENUES

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At December 31, 2021 and 2020, $14.5 million and $13.4 million, respectively, is included in other liabilities in the accompanying consolidated balance sheets related to the long-term portion of deferred revenue, which primarily relates to the Company’s international agreement, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of December 31, 2021 and 2020:

	2021	2020
	(In thousands)
Deferred revenue, including long-term portion	$169,333	$144,187
Less: Deferred revenue, long-term portion, included in other liabilities	14,540	13,428
Deferred revenue, short-term portion	$154,793	$130,759

The majority of the deferred revenue, short term portion, balance outstanding as of January 1, 2021 was recognized as revenue during the year ended December 31, 2021.

International Agreements

The Company previously received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East to provide certain services pertaining to the planning and design of SeaWorld Abu Dhabi, a marine life theme park on Yas Island (the “Middle East Project”), with funding received expected to offset internal expenses. The Company also receives additional funds from its partner related to agreed upon services and reimbursements of costs incurred by the Company on behalf of the Middle East Project, including approximately $4.5 million and $1.9 million of additional deferred revenue recorded in other liabilities in the accompanying consolidated balance sheets at December 31, 2021 and 2020, respectively. Separately, the Company recognizes an asset for the costs incurred to fulfill the contract if the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. As a result, approximately $9.6 million and $5.9 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying consolidated balance sheet as of December 31, 2021 and 2020, respectively.  The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. Construction for the Middle East Project is on track and scheduled to be completed by the end of 2022.

In March 2017, the Company entered into a Park Exclusivity and Concept Design Agreement and a Center Concept and Preliminary Design Support Agreement (collectively, the “ZHG Agreements”) with an affiliate of Zhonghong Zhuoye Group Co., Ltd. (“ZHG Group”), to provide design, support and advisory services for various potential projects and grant exclusive rights in China, Taiwan, Hong Kong and Macau. In April 2019, the Company terminated the ZHG Agreements for non-payment of undisputed amounts owed.  For the year ended December 31, 2019, the Company recorded revenue related to the ZHG Agreements of approximately $1.7 million, which is included in food, merchandise and other revenue in the accompanying consolidated statements of comprehensive income (loss). There were no amounts recorded as revenue related to the ZHG Agreements in the years ended December 31, 2021 and 2020. See Note 17–Related-Party Transactions for further details.

5. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows:

	Year Ended December 31,
	2021			2020			2019
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$256,513	78,302	$3.28	$(312,321)	78,194	$(3.99)	$89,476	80,309	$1.11
Effect of dilutive incentive-based awards		1,273			—			735
Diluted earnings (loss) per share	$256,513	79,575	$3.22	$(312,321)	78,194	$(3.99)	$89,476	81,044	$1.10

In accordance with ASC 260, Earnings Per Share, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock awards). Unvested restricted stock awards are eligible to receive dividends, if any; however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of formerly restricted stock are included in the calculation of basic earnings (loss) per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the years ended December 31, 2021 and 2019, there were approximately 146,000 and 305,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively. During the year ended December 31, 2020, there were approximately 2,253,000 potentially dilutive shares of common stock excluded from the computation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in the period.

The Company’s outstanding performance-vesting restricted stock awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.  For the years ended December 31, 2021 and 2019, approximately 352,000 and 247,000 performance-vesting restricted stock awards had met their performance criteria for their respective performance years as of the end of the reporting periods, respectively, and are therefore included in the calculation of diluted earnings per share. See further discussion in Note 19–Equity-Based Compensation.

6. INVENTORIES

Inventories as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(In thousands)
Merchandise	$23,454	$26,044
Food and beverage	5,518	4,027
Other supplies	506	629
Total inventories	$29,478	$30,700

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(In thousands)
Prepaid insurance	$5,319	$2,757
Prepaid marketing and advertising costs	824	1,175
Other	11,120	8,486
Total prepaid expenses and other current assets	$17,263	$12,418

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2021 and 2020, consisted of the following:

	2021	2020
	(In thousands)
Land	$286,200	$286,200
Land improvements	417,931	405,652
Buildings	753,209	737,231
Rides, attractions and equipment	1,665,122	1,547,786
Animals	142,017	142,307
Construction in progress	120,829	153,529
Less: accumulated depreciation	(1,740,144)	(1,611,745)
Total property and equipment, net	$1,645,164	$1,660,960

Depreciation expense was approximately $146.5 million, $148.0 million, and $156.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded approximately $6.6 million, $6.7 million and $2.7 million, respectively, in fixed asset write-offs, which is included in operating expenses in the accompanying consolidated statement of comprehensive income (loss).

See Note 1–Description of the Business, Impact of Global COVID-19 Pandemic, for further details regarding proactive measures the Company has taken starting in March 2020 relating to its capital expenditures including delaying the opening of certain new rides.

9. GOODWILL AND TRADE NAMES/TRADEMARKS, NET

Goodwill, Net

Goodwill, net, at December 31, 2021 and 2020 relates to the Company’s Discovery Cove reporting unit.  The Company performed an annual qualitative assessment in the fourth quarter of 2021 and 2020 and concluded that further evaluation was unnecessary.

Trade Names/Trademarks, Net

During the fourth quarter of 2021, the Company performed a qualitative assessment for its indefinite-lived intangible assets and concluded that further evaluation was unnecessary. During the fourth quarter of 2020, the Company performed a quantitative assessment over certain trade names/trademarks with a combined balance of $111.9 million related to its SeaWorld brand. Based on its assessment, the Company determined the estimated fair value exceeded its carrying value and therefore no impairment had occurred. The Company performed a qualitative assessment for its remaining other indefinite-lived intangible assets in the fourth quarter of 2020 and concluded that further evaluation was unnecessary.

Trade names/trademarks, net, at December 31, 2021 and 2020, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks - finite lives	9.3 years	12,900	12,900	—
Total trade names/trademarks, net		$169,900	$12,900	$157,000

10. OTHER ACCRUED LIABILITIES

Other accrued liabilities as of December 31, 2021 and 2020, consisted of the following:

	2021	2020
	(In thousands)
Accrued interest	$17,372	$23,422
Accrued taxes	784	10,518
Self-insurance reserve	8,210	7,540
Other	19,445	9,470
Total other accrued liabilities	$45,811	$50,950

As of December 31, 2021, other accrued liabilities above includes approximately $10.9 million related to certain contractual liabilities arising from the temporary COVID-19 park closures.

As of December 31, 2021, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August and the first-priority senior secured notes issued in April 2020, for which interest is paid bi-annually in November and May. As of December 31, 2020, accrued interest above primarily relates to interest associated with the Company’s second-priority senior secured notes issued in August 2020, for which interest was paid bi-annually in February and August and the first-priority senior secured notes issued in April 2020. See further discussion in Note 11–Long-Term Debt.

11. LONG-TERM DEBT

Long-term debt, net, as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(In thousands)
Term B Loans (effective interest rate of 3.50%)	$1,197,000	$—
Term B-5 Loans (effective interest rate of 3.75%)	—	1,492,378
Senior Notes due 2029 (interest rate of 5.25%)	725,000	—
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	227,500	227,500
Second-Priority Senior Secured Notes due 2025 (interest rate of 9.50%)	—	500,000
Total long-term debt	2,149,500	2,219,878
Less: discounts and debt issuance costs	(32,665)	(27,236)
Less: current maturities	(12,000)	(15,505)
Total long-term debt, net	$2,104,835	$2,177,137

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

The Company used proceeds of the Term B Loans drawn on the Closing Date, together with the proceeds from the offering of the Senior Notes and cash on hand, to redeem SEA’s then outstanding 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Secured Notes”), to refinance the SEA’s Existing Secured Credit Facilities, and to pay related expenses of the offering and refinancing (collectively, the “Refinancing Transactions”). As a result of the Refinancing Transactions, on August 25, 2021, SEA terminated its Existing Secured Credit Facilities and associated Term B-5 Loans and repaid all of its related outstanding obligations in respect of principal, interest and fees.

Prior to the Refinancing Transactions, on July 14, 2021, SEA completed a redemption of $50.0 million of its Second-Priority Senior Secured Notes and separately on August 25, 2021, SEA completed another redemption of $50.0 million of its Second-Priority Senior Secured Notes (collectively, the “Partial Redemptions”). Pursuant to the Partial Redemptions, the aggregate principal amount of the Second-Priority Senior Secured Notes were redeemed at a price equal to 103.000% of the respective principal amounts thereof, plus accrued and unpaid interest thereon to, but excluding, the respective redemption dates. In connection with the Refinancing Transactions, SEA also redeemed the remaining $400.0 million of its Second-Priority Senior Secured Notes (the “Full Redemption”). Pursuant to the Full Redemption, all of the aggregate principal amount of the Second-Priority Senior Secured Notes were redeemed at a price equal to the sum of (a) 100.000% of the outstanding principal amount of the Second-Priority Senior Secured Notes redeemed pursuant to the Full Redemption plus (b) approximately $34.3 million related to the Applicable Premium (as defined in the respective indenture), which is included in loss on early extinguishment of debt and write-off of discounts and debt issuance costs for the year ended December 31, 2021, plus (c) accrued and unpaid interest thereon to, but excluding, the redemption date.

Discounts and Debt Issuance Costs

In connection with the Refinancing Transactions, SEA recorded a discount of $12.0 million and debt issuance costs of $12.7 million, of which $2.8 million were paid directly to lenders, during the year ended December 31, 2021.  Additionally, SEA wrote-off debt issuance costs and discounts of $21.5 million which is included in loss on early extinguishment of debt and write-off of discounts and debt issuance costs in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2021.

In connection with the issuance of the First-Priority Senior Secured Notes and Second-Priority Senior Secured Notes, and as a result of certain amendments in 2020 to SEA’s then existing senior secured credit agreement, as previously disclosed, SEA recorded discounts and fees of approximately $21.9 million, of which approximately $13.8 million were paid directly to lenders, during the year ended December 31, 2020.

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

The Senior Secured Credit Facilities require scheduled amortization payments on the term loans in quarterly amounts equal to 0.25% of the original principal amount of the Term B Loans, payable quarterly, with the balance to be paid at maturity.

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

As of December 31, 2021, SEA had approximately $20.5 million of outstanding letters of credit, leaving approximately $364.5 million available under the Revolving Credit Facility, which was not drawn upon as of December 31, 2021.

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

The Second-Priority Senior Secured Notes were scheduled to mature on August 1, 2025 and had interest payment dates of February 1 and August 1 with the first interest payment paid on February 1, 2021. See additional discussion in the preceding Refinancing Transactions section regarding the full redemption of the Second-Priority Senior Secured Notes in 2021.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of December 31, 2021, the net total leverage ratio as calculated under the Debt Agreements was 2.48 to 1.00.

As of December 31, 2021, SEA was in compliance with all covenants contained in the documents governing the Debt Agreements.

Long-term debt at December 31, 2021, is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
2022	$12,000
2023	12,000
2024	12,000
2025	239,500
2026	12,000
Thereafter	1,862,000
Total	$2,149,500

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

Cash paid for interest relating to the Second-Priority Senior Secured Notes, the Senior Secured Credit Facilities, the First-Priority Senior Secured Notes, and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $116.1 million, $73.7 million and $80.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.  See Note 10–Other Accrued Liabilities for accrued interest included in the accompanying consolidated balance sheets as of December 31, 2021 and 2020.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and at times through the use of derivative financial instruments. Specifically, the Company has previously entered into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments, if any, are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company does not speculate using derivative instruments.

In May 2020, the Company’s Interest Rate Swap Agreements expired. As such, the Company did not have any derivative instruments outstanding as of December 31, 2021 and 2020.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps at times as part of its interest rate risk management strategy. During the years ended December 31, 2020 and 2019, such derivatives were used to hedge a portion of the variable cash flows associated with existing variable-rate debt.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Comprehensive Income (Loss)

The table below presents the pre-tax effect of the Company’s derivative financial instruments in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2020:

Year Ended December 31,
2020
(In thousands)
Derivatives in Cash Flow Hedging Relationships:
Loss recognized in accumulated other comprehensive income (loss)	$(370)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	$2,501

Changes in Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2020:

Accumulated other comprehensive income (loss) (In thousands):		(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2019		(1,559)
Other comprehensive loss before reclassifications	(271)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,830
Change in other comprehensive income (loss), net of tax		1,559
Accumulated other comprehensive income (loss) at December 31, 2020		$—

13. INCOME TAXES

For the years ended December 31, 2021, 2020 and 2019, the (benefit from) provision for income taxes is comprised of the following:

	2021	2020	2019
Current income tax provision	(In thousands)
Federal	$(31)	$(136)	$(77)
State	3,984	1,020	1,580
Foreign	—	5	27
Total current income tax provision	3,953	889	1,530
Deferred income tax (benefit) provision:
Federal	345	(19,718)	21,825
State	(4,462)	(11,696)	16,173
Total deferred income tax (benefit) provision	(4,117)	(31,414)	37,998
Total income tax (benefit) provision	$(164)	$(30,525)	$39,528

The deferred income tax (benefit) provision represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes totaled $5.9 million, $0.5 million and $1.4 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

The components of deferred income tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred income tax assets:	(In thousands)
Acquisition and debt related costs	$4,292	$4,128
Net operating losses	199,656	272,943
Goodwill impairment	53,677	53,887
Self-insurance	7,220	7,410
Deferred revenue	2,878	5,707
Restricted stock	9,509	2,826
Tax credits	10,718	10,577
Legal settlements	855	645
Lease obligations	29,410	29,943
Interest limitation	562	463
Charitable contributions	3,243	3,977
Other	6,115	2,084
Total deferred income tax assets	328,135	394,590
Valuation allowance	(4,775)	(65,617)
Net deferred tax assets	323,360	328,973
Deferred income tax liabilities:
Property and equipment	(194,739)	(211,729)
Amortization - Goodwill	(55,827)	(51,435)
Amortization - Other intangibles	(29,482)	(26,080)
Right of use assets	(29,004)	(29,631)
Other	(3,116)	(3,023)
Total deferred income tax liabilities	(312,168)	(321,898)
Net deferred income tax assets	$11,192	$7,075

The Company files federal, state and provincial income tax returns in various jurisdictions with varying statute of limitation expiration dates.  Under the tax statute of limitations applicable to the Internal Revenue Code of 1986, as amended (the “Code”), the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2017.  However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2009 and subsequent years, these attributes can still be audited when utilized on returns filed in the future.  The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision in the applicable period.

The Company has federal tax net operating loss carryforwards of approximately $0.7 billion as of December 31, 2021 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $1.0 billion as of December 31, 2021. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2030 and 2029, for federal and state tax purposes, respectively.

Realization of the deferred income tax assets, primarily arising from these net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.

Through December 31, 2020, approximately $65.6 million of valuation allowances were established for some of the Company’s deferred tax assets, which, based on its analysis at the time, the Company believed did not meet the “more likely than not” criteria and would expire before being realized in future periods.  These valuation allowances consisted of the following as of December 31, 2020: approximately $39.5 million for federal net operating loss carryforwards, approximately $7.1 million for federal tax credits, approximately $4.0 million for federal and state charitable contributions and approximately $15.0 million, net of federal tax benefit, for state net operating losses. Based on the Company’s assessment of the realizability of its deferred tax assets during the year ended December 31, 2021, which included a review of current and forecasted financial performance, the Company believes that some of these deferred tax assets now meet the “more likely than not” criteria and will be realized in future periods before they expire. As a result, the Company reversed its valuation allowances by approximately $60.8 million during the year ended December 31, 2021. As of December 31, 2021, the Company has a remaining valuation allowance of approximately $4.8 million, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards. The Company’s valuation allowances, in part, rely on estimates and assumptions related to future financial performance.  Given the macroeconomic environment related to the COVID-19 pandemic and the uncertainties regarding the related impact on financial performance, the Company’s valuation allowances may need to be adjusted in the future.

The reconciliation between the statutory income tax rate and the Company’s effective income tax (benefit) provision rate for the years ended December 31, 2021, 2020 and 2019, is as follows:

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
	(In thousands)
Income tax at federal statutory rates	$53,833	21.00%	$(71,998)	21.00%	$27,091	21.00%
State taxes, net of federal benefit	12,070	4.71	(15,816)	4.61	7,645	5.93
Equity-based compensation	(8,051)	(3.14)	(485)	0.14	(1,776)	(1.38)
Tax credits	(137)	(0.05)	(304)	0.09	(795)	(0.62)
Impact of state rate changes	(753)	(0.29)	(3,906)	1.14	3,770	2.92
Officer's compensation limitation	3,437	1.34	95	(0.03)	434	0.34
Valuation allowance - state	(13,756)	(5.37)	10,450	(3.05)	2,455	1.90
Valuation allowance - federal	(47,061)	(18.36)	49,951	(14.57)	—	—
Other	254	0.10	1,488	(0.43)	704	0.55
Income tax (benefit) provision	$(164)	(0.06)%	$(30,525)	8.90%	$39,528	30.64%

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

The lease term for the Premises ends in June 2048 and the annual rent under the lease is variable and calculated on the basis of a specified percentage of the Company’s gross income from the Premises (the “Percentage Rent”), or the minimum yearly rent (the “Minimum Rent”), whichever is greater.

The required annual rent payments for the Premises is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years, with the annual minimum rent calculated as $10.4 million through each of the years ended December 31, 2021, 2020 and 2019.

The annual rent payments may vary from the base rent due to a shift of seasonal performance results. Rent payments related to the Premises for the years ended December 31, 2021, 2020 and 2019 were approximately $11.1 million (including approximately $1.6 million remitted in 2021 related to 2020 Percentage Rent), $0.5 million and $10.5 million, respectively. The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego.  Due to these factors, the Company deferred a payment of $8.3 million related to the Minimum Rent for the year ended December 31, 2020 (the “2020 Minimum Rent Payment”). As such, approximately $10.8 million and $9.9 million is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively, primarily related to the 2020 Minimum Rent Payment, in addition to certain accrued fees as of December 31, 2021 and the timing of a Percentage Rent payment as of December 31, 2020. Operating lease liabilities and long-term operating lease liabilities on the accompanying consolidated balance sheet as of December 31, 2021 and 2020 and the lease maturities as of December 31, 2021 are not adjusted for these deferred payments.

The tables below present the lease balances and their classification in the accompanying consolidated balance sheets as of December 31, 2021 and 2020:

		December 31,	December 31,
	Classification	2021	2020
Assets:		(In thousands)
Operating leases	Right of use assets - operating	$132,217	$136,572
Finance leases	Other assets, net	2,824	3,580
Total lease assets		$135,041	$140,152
Liabilities:
Current
Operating leases	Operating lease liabilities	$2,895	$3,757
Finance leases	Other accrued liabilities	486	820
Noncurrent
Operating leases	Long-term operating lease liabilities	117,046	120,144
Finance leases	Other liabilities	2,453	2,899
Total lease liabilities		$122,880	$127,620

The table below presents the lease costs and their classification in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019:

	Classification	2021	2020	2019
		(In thousands)
Operating lease cost	Operating expenses	$13,200	$13,966	$14,528
Operating lease cost	Selling, general and administrative expenses	415	425	445
Finance lease cost
Amortization of leased assets	Depreciation and amortization	817	844	742
Interest on lease liabilities	Interest expense	123	176	146
Net lease cost		$14,555	$15,411	$15,861

In addition to the operating lease costs above, short-term rent expense for the years ended December 31, 2021, 2020 and 2019 were approximately $2.7 million, $2.1 million and $4.2 million, respectively, and variable rent expense for the years ended December 31, 2021, 2020 and 2019 were $3.8 million, $4.9 million and $5.3 million, respectively. The short-term and variable rent expense amounts are included in operating expenses and selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

The table below presents the Company’s lease maturities as of December 31, 2021:

	Operating leases
Years Ending December 31,	Land lease	Other operating leases	Total operating leases	Finance leases
	(In thousands)
2022	$10,401	$2,044	$12,445	$567
2023	10,401	1,621	12,022	242
2024	10,401	1,473	11,874	208
2025	10,401	1,274	11,675	201
2026	10,401	1,274	11,675	200
Thereafter	223,628	408	224,036	2,193
Total lease payments	275,633	8,094	283,727	3,611
Less: Imputed interest	(162,645)	(1,141)	(163,786)	(672)
Lease liabilities	$112,988	$6,953	$119,941	$2,939

The table below presents the weighted average remaining lease terms and applicable discount rates as of December 31, 2021 and 2020:

	2021	2020
Weighted average remaining lease term (years):
Operating leases	25.26	25.75
Finance leases	14.23	12.87
Weighted average discount rate:
Operating leases	8.15%	8.14%
Finance leases	3.37%	3.76%

The table below presents the cash flows and supplemental information associated with the Company’s leasing activities for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,190	$3,938	$14,513
Operating cash flows from finance leases	$123	$176	$146
Financing cash flows from finance leases	$841	$806	$692
Right of use assets obtained in exchange for lease liabilities:
Finance leases	$32	$938	$1,285
Operating leases	$143	$—	$133,297

15. COMMITMENTS AND CONTINGENCIES

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. As of December 31, 2021, excluding certain amounts related to the License Agreement with Sesame Workshop as described below, additional capital payments of approximately $181.6 million are necessary to complete these projects. The majority of these projects are expected to be completed in 2022 or 2023.

License Agreements

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second stand-alone park (“Standalone Park”) no later than mid-2021 and minimum annual capital and marketing thresholds.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), the Company will have the option to build additional Standalone Parks in the defined territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of December 31, 2021, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $30.0 million over the remaining term of the agreement.  In October 2019, the Company announced that it will convert Aquatica San Diego into its second Sesame Place Standalone Park in the spring of 2021. While construction began in the fall of 2019, it was temporarily paused due to the COVID-19 pandemic. The Company opened its Aquatica San Diego park for the 2021 operating season and currently expects to open this park rebranded as its second Sesame Place Standalone Park in March 2022.

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

Legal Proceedings

Securities Class Action Lawsuit

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers.  The plaintiffs allege, among other things, that the Defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business.  The complaint further alleges that such statements were made to induce Plaintiffs to purchase common stock of the Company at artificially-inflated prices and that Plaintiffs suffered investment losses as a result.  The Plaintiffs have indicated to the Company they believe the damages are in the range of $30 million to $35 million before considering interest.  In 2018, Defendants moved for partial dismissal of the complaint.  In 2019, the Court granted Defendants’ motion and dismissed Plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements.  The Court conducted settlement conferences which ended in impasse.  The parties have completed discovery and each party has filed a summary judgment motion.  The summary judgment motions as well as the Daubert motion filed by the Company are scheduled to be argued to the Court March 16, 2022. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously. While there can be no assurance regarding the ultimate outcome of this lawsuit, the Company believes that any potential loss would not be material.

Other lawsuits

In October 2018, the Company received a demand letter from attorneys representing certain former employees who claim that the terms of their respective separation agreements entitle them to certain favorable modifications made to certain performance-vesting restricted shares (the “Tranche 3 Shares”) issued under the Company’s 2013 Omnibus Incentive Plan (the “Plan”).

In November 2020, the Company filed in the Court of Chancery of the State of Delaware an action for declaratory judgment seeking a determination that the threatened claims of the former employees are time-barred and without merit.  In response, the defendant former employees filed a motion to dismiss or in the alternative to stay and compel arbitration. The parties agreed to arbitrate whether the former employees’ claims are subject to arbitration. On October 21, 2021, the arbitrator determined that disputes related to the former employees’ claims for the vesting of the Tranche 3 Shares are governed by the forum selection clauses of the equity award amendments rather than the Company’s dispute resolution process. In terms of potential exposure, the value of the total shares at issue for these certain former employees depends largely upon the Company’s current share price, which fluctuates daily. Approximately 300,000 shares are at issue. The Company believes that the former employees’ claims are without merit and intends to defend vigorously its positions. While there can be no assurance regarding the ultimate outcome of this matter, the Company believes that any potential loss would not be material.

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

2020 Settled Matters

In 2020, the Company received final court approval of a settlement for a previously disclosed stockholder class action lawsuit, captioned Baker v. SeaWorld Entertainment, Inc., et al.  The settlement required the Company to pay $65.0 million for claims alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as the costs of administration and legal fees and expenses. The settlement does not include or constitute an admission, concession, or finding of any fault, liability, or wrongdoing by the Company or any defendant. During the year ended December 31, 2019, the Company recorded $32.1 million of legal settlement charges, net of insurance recoveries, related to this case, in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). The full settlement amount was funded during the year ended December 31, 2020.

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

16. FAIR VALUE MEASUREMENTS

Of the Company’s long-term obligations as of December 31, 2021, the Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. Of the Company’s long-term obligations as of December 31, 2020, the Term B-5 Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Second-Priority Senior Secured Notes are classified in level 1 of the fair value hierarchy. The fair value of the Term B Loans and the Term B-5 Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes, Senior Notes, and Second-Priority Senior Secured Notes was determined using quoted prices in active markets for identical instruments. See Note 11–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value as of December 31, 2021 and 2020. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2021:

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2021
Liabilities:	(In thousands)
Long-term obligations (a)	$977,594	$1,197,000	$—	$2,174,594

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt of $2.105 billion as of December 31, 2021.

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

On May 27, 2019, the Security Agent entered into a share repurchase agreement with the Company pursuant to which the Security Agent agreed to sell and the Company agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent at a price per share equal to $26.71 (the “SEAS Repurchase”) for a total cost of approximately $150.0 million. The SEAS Repurchase closed on May 30, 2019. See Note 20–Stockholders’ (Deficit) Equity for further details.

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

18. RETIREMENT PLAN

The Company sponsors a defined contribution plan, under Section 401(k) of the Internal Revenue Code. During 2019, the plan was a qualified automatic contributions arrangement, which automatically enrolled employees, once eligible, unless they opted out. Effective January 1, 2020, the plan removed the automatic contributions arrangement. Through December 31, 2019, the Company made matching cash contributions subject to certain restrictions, structured as a 100% match on the first 1% contributed by the employee and a 50% match on the next 5% contributed by the employee. Effective January 1, 2020, the plan amended the matching cash contributions structure going forward to be a 50% match on the first 4% of eligible pay contributed by the employee. In April 2020, the Company matching contribution was temporarily suspended in response to the COVID-19 pandemic and has remained suspended through 2021.

Employer matching contributions for the years ended December 31, 2020 and 2019, totaled $1.3 million and $7.5 million, respectively, and is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of comprehensive income (loss).

19. EQUITY-BASED COMPENSATION

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Equity compensation expense included in operating expenses	$9,578	$522	$4,076
Equity compensation expense included in selling, general and administrative expenses	30,144	6,945	7,030
Total equity compensation expense	$39,722	$7,467	$11,106

Equity compensation expense for the year ended December 31, 2021, includes the impact of certain prior year performance vesting restricted awards which were previously not considered probable of vesting. Equity compensation expense for the year ended December 31, 2020, includes the reversal of expense related to certain performance vesting restricted awards which at the time were no longer considered probable of vesting and also includes the reversal of expense related to outstanding unvested equity awards previously held by the Company’s former chief executive officer which were forfeited in connection with his departure. See Previous Long-term Incentive Awards section which follows for further details.

Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of December 31, 2021 was approximately $29.0 million, which is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of shares which vested during the years ended December 31, 2021, 2020 and 2019 was approximately $13.6 million, $12.7 million and $9.7 million, respectively. The weighted average grant date fair value per share of time-vesting and performance-vesting restricted awards granted during the years ended December 31, 2021, 2020 and 2019 were $52.12, $15.85 and $26.55 per share, respectively.

The activity related to the Company’s time-vesting and performance-vesting restricted awards during the year ended December 31, 2021 was as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award
Outstanding at December 31, 2020	1,692,579	$14.18	23,298	$26.16	1,467,636	$23.38
Granted	243,573	$53.14	132,251	$51.64	232,954	$51.33
Vested	(858,090)	$15.03	(22,569)	$26.16	(7,747)	$14.66
Forfeited	(140,042)	$24.73	(21,725)	$50.07	(702,840)	$20.75
Outstanding at December 31, 2021	938,020	$21.94	111,255	$51.78	990,003	$31.90

The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was approximately $9.5 million, $1.3 million and $2.4 million, respectively.  The activity related to the Company’s stock option awards during the year ended December 31, 2021 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	679,988	$21.51
Granted	177,688	$51.52
Forfeited	(76,036)	$37.61
Expired	(3,639)	$20.01
Exercised	(289,567)	$20.40
Outstanding at December 31, 2021	488,434	$30.59	7.08	$16,739
Exercisable at December 31, 2021	227,462	$21.61	5.41	$9,838

The weighted average grant date fair value of stock options granted during the year ended December 31, 2021 was $29.17. Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the year ended December 31, 2021 were:

Risk-free interest rate	1.10%
Expected volatility	61.22%
Expected dividend yield	0.00%
Expected life (years) (a)	6.13

(a)

The expected life was estimated using the simplified method, as the Company does not have sufficient historical exercise data due to the limited period of time its common stock has been publicly traded.

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Company’s Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7,830,000 are available for future issuance as of December 31, 2021.

Bonus Performance Restricted Awards

During the year ended December 31, 2021, the Company granted approximately 132,000 performance-vesting restricted units (the “Bonus Performance Restricted Awards”) in accordance with its annual bonus plan for 2021 (the “2021 Bonus Plan”).  The 2021 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, as defined by the 2021 Bonus Plan, with respect to the year ended December 31, 2021 (the “Fiscal 2021”).  The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2021 which ranges from 0% (if below threshold performance), to 125% (if at maximum performance) with opportunities to earn above 125% when achievement is above the maximum performance for certain metrics.

In accordance with ASC 718, Compensation-Stock Compensation, equity compensation expense is recorded on shares probable of vesting. Based on the Company’s actual Fiscal 2021 results with respect to specific performance goals, a portion of the outstanding performance-vesting restricted awards related to the Fiscal 2021 performance goals were considered probable of vesting as of December 31, 2021; therefore, equity compensation expense has been recorded related to these awards. These awards are expected to vest in accordance with their terms, at which time any unearned units will forfeit.

Due to the impact of the COVID-19 pandemic, the Company did not have an annual bonus plan for the fiscal year ended December 31, 2020; however, based on a discretionary review of performance in light of the negative impact of the COVID-19 pandemic on the Company’s business, the Compensation Committee determined to make discretionary equity awards to the Company’s bonus eligible employees during the year ended December 31, 2021. These awards were paid entirely in restricted stock units that vest 50% each on the first and second anniversaries of the date of grant.

The Company also had previously granted performance-vesting restricted units which were eligible to vest based on the Company’s actual results for the year ended December 31, 2019. A portion of these units vested in 2020, and the remaining portion vested in 2021 based on the employee’s continued employment on such vesting date and the remainder forfeited in accordance with their terms.

2021 Long-Term Incentive Awards

During the year ended December 31, 2021, the Company granted long-term incentive plan awards for 2021 (the “2021 Long-Term Incentive Grant”) which were comprised of approximately 157,000  nonqualified stock options (the “Long-Term Incentive Options”) and approximately 168,000  performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is likely to be achieved.  If the probability of vesting related to awards changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the current assumptions been used since the grant date is recorded as a cumulative catch-up at such subsequent date.  Based on the Company’s likely future achievement of respective performance goals as of December 31, 2021, equity compensation expense was recorded during the year ended December 31, 2021 related to the Long-Term Incentive Performance Restricted Units.

Other Long-Term Incentive Awards

During the year ended December 31, 2021, the Company also granted time-vesting restricted units to certain employees which generally vest over three years, with 20% vesting on each of the first two anniversaries of the grant date and 60% vesting on the third anniversary of the grant date, subject to continued employment through the applicable vesting date.

Previous Long-Term Incentive Awards

The Company also has outstanding time-vesting restricted awards (the “Long-Term Incentive Time Restricted Awards”), performance-vesting restricted awards (the “Long-Term Incentive Performance Restricted Awards”) and nonqualified stock options granted under previous long-term incentive plan grants.

During the year ended December 31, 2021, a portion of the previously granted Long-Term Incentive Performance Restricted Awards related to completed performance periods vested, with the remainder forfeiting in accordance with their terms.  The remaining outstanding Long-Term Incentive Performance Restricted Awards related to future performance periods are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

A portion of the outstanding Long-Term Incentive Performance Restricted Awards relate to performance restricted units (the “2019 LTIP Performance Awards”) which contain a four-year performance period consisting of the 2019-2022 calendar years (or, extended through the end of the 2023 calendar year, as applicable) and are eligible to vest based upon the Company’s achievement of specific performance goals for the performance period, as defined, with an opportunity to vest up to 50% of the award earlier if certain goals are achieved in any fiscal year during the performance period. The total number of 2019 LTIP Performance Awards eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above performance). Upon achievement of the performance goals, up to 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year extended performance test period. The goal achieved must be met again or exceeded for the extended performance period before the remaining units are earned. Based on the Company’s results for fiscal year 2021, the Company expects to vest a portion of the 2019 LTIP Performance Awards in the first quarter of 2022.

Other

During the year ended December 31, 2021, the Company granted equity awards to its non-employee members of its Board which will vest on the day before the Company’s next annual meeting. Each eligible Board member elected the form of their equity award as either deferred stock units (“DSUs”) or restricted stock units (“RSUs”). Each DSU granted in 2021 represents the right to receive one share of the Company’s common stock three months after the respective director leaves the Board.  Upon vesting, each RSU will be converted into one share of the Company’s common stock.

Additionally, during the year ended December 31, 2021, the Company granted equity awards in the form of RSUs or DSUs which vested immediately to each eligible Board member in lieu of quarterly cash payments related to the director’s annual retainers.

20.  STOCKHOLDERS’ (DEFICIT) EQUITY

As of December 31, 2021, 95,541,992 shares of common stock were issued in the accompanying consolidated balance sheet, which includes 19,953,042 shares of treasury stock held by the Company (see Share Repurchase Program discussion which follows), but excludes 50,862 unvested shares of common stock and 1,988,416 unvested restricted stock units held by certain participants in the Company’s equity compensation plans (see Note 19–Equity-Based Compensation).

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

During the year ended December 31, 2021, the Company repurchased 3,692,794 shares for an aggregate total of approximately $215.7 million leaving approximately $21.8 million available under the Share Repurchase Program as of December 31, 2021. During the year ended December 31, 2020, prior to the COVID-19 temporary park closures, the Company repurchased 469,785 shares for an aggregate total of approximately $12.4 million. During the year ended December 31, 2019, the Company repurchased 5,615,874 shares (see discussion relating to the SEAS Repurchase in Note 17–Related Party Transactions for further details).

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

All shares repurchased pursuant to the Share Repurchase Program, the SEAS Repurchase and shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $631.1 million and $415.3 million as of December 31, 2021 and 2020, respectively, and are reflected as a reduction to stockholders’ (deficit) equity in the accompanying consolidated statements of changes in stockholders’ (deficit) equity.

21. SEVERANCE AND OTHER SEPARATION COSTS

The Company is committed to continuous improvement and regularly evaluates operations to ensure it is properly organized for performance and efficiency.  As a result, during the years ended December 31, 2021 and 2019, the Company recorded approximately $1.5 million and $4.2 million, respectively, in pre-tax charges primarily consisting of severance and other termination benefits, which is included in severance and other separation costs in the accompanying consolidated statements of comprehensive income (loss).

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

The 2020 Restructuring Program activity for the years ended December 31, 2021 and 2020 was as follows:

2020 Restructuring Program
(In thousands)
Liability as of December 31, 2019	$—
Costs incurred	2,658
Payments made	(2,513)
Liability as of December 31, 2020	$145
Costs incurred	—
Payments made	(145)
Liability as of December 31, 2021	$—

Schedule I-Registrant’s Condensed Financial Statements

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2021	2020
Assets
Current Assets:
Cash	$407	$455
Total current assets	407	455
Total assets	$407	$455
Liabilities and Stockholders’ Deficit
Current Liabilities:
Loss in excess of investment in wholly-owned subsidiary	$33,916	$105,803
Other accrued liabilities	407	455
Total current liabilities	34,323	106,258
Total liabilities	34,323	106,258
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 95,541,992 and 94,652,248 shares issued at December 31, 2021 and 2020, respectively	955	946
Additional paid-in capital	711,474	680,360
Accumulated deficit	(115,287)	(371,800)
Treasury stock, at cost (19,953,042 and 16,260,248 shares at December 31, 2021 and 2020, respectively)	(631,058)	(415,309)
Total stockholders’ deficit	(33,916)	(105,803)
Total Liabilities and Stockholders’ Deficit	$407	$455

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Equity in net income (loss) of subsidiary	$256,513	$(312,321)	$89,476
Net income (loss)	$256,513	$(312,321)	$89,476
Equity in other comprehensive income (loss) of subsidiary	—	1,559	(3,843)
Comprehensive income (loss)	$256,513	$(310,762)	$85,633

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$256,513	$(312,321)	$89,476
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiary	(256,513)	312,321	(89,476)
Net cash provided by (used in) operating activities	—	—	—
Cash Flows From Investing Activities:
Dividends forfeited from subsidiary- return of capital, net of forfeitures	—	(1)	(5)
Capital contributed to subsidiary from exercises of stock options	(5,955)	(2,621)	(3,696)
Net cash used in investing activities	(5,955)	(2,622)	(3,701)
Cash Flows From Financing Activities:
Exercise of stock options	5,907	2,920	3,795
Dividends paid to common stockholders	—	(12)	(61)
Net cash provided by financing activities	5,907	2,908	3,734
Change in Cash and Cash Equivalents	(48)	286	33
Cash and Cash Equivalents - Beginning of year	455	169	136
Cash and Cash Equivalents - End of year	$407	$455	$169

Supplemental Disclosures of Noncash Financing Activities
Dividends from subsidiary- return of capital, for purchase of treasury stock	$215,749	12,406	150,000

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

1. DESCRIPTION OF SEAWORLD ENTERTAINMENT, INC.

SeaWorld Entertainment, Inc. (the “Parent”) was incorporated in Delaware on October 2, 2009.  See further discussion in Note 1–Description of the Business and Note 17–Related-Party Transactions in the accompanying consolidated financial statements.

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

The COVID-19 pandemic materially impacted operations for SEA for the years ended December 31, 2021 and 2020. See further discussion relating to the impact of the COVID-19 pandemic in Note 1–Description of the Business in the accompanying consolidated financial statements.

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

3. GUARANTEES

SEA is the borrower under the senior secured credit facilities, (the “Senior Secured Credit Facilities”) under a credit agreement dated as of December 1, 2009 which was amended and restated on August 25, 2021 (the “Amended and Restated Credit Agreement”). On August 25, 2021, SEA completed a private offering of $725.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “Senior Notes”). On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 (the “First-Priority Senior Secured Notes”). On August 5, 2020, SEA closed on a private offering of $500.0 million aggregate principal amount of 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Secured Notes”), which were fully redeemed during the year ended December 31, 2021.

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

The First-Priority Senior Secured Notes are fully and unconditionally guaranteed by the Parent, any subsidiary of the Parent that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and subject to certain exceptions, each of SEA’s subsidiaries that guarantees SEA’s existing senior secured credit facilities.

See Note 11–Long-Term Debt of the accompanying consolidated financial statements for further details.

4. DIVIDENDS FROM SUBSIDIARY

During the year ended December 31, 2021, SEA paid dividends to the Parent of approximately $215.7 million.  The dividends were in the form of 3,692,794 shares of common stock repurchased by SEA. (see Note 5–Stockholders’ Deficit which follows).

During the years ended December 31, 2020 and 2019, SEA paid dividends to the Parent of approximately $12.4 million and $150.0 million, respectively.  The dividends were in the form of payments that SEA made for share repurchases at the Parent level (see Note 5–Stockholders’ Deficit which follows).

During the years ended December 31, 2020 and 2019, Parent paid accumulated dividends, net of forfeitures, related to shares that carried dividend rights from previous dividend declarations which vested during the respective year.

5. STOCKHOLDERS’ DEFICIT

Omnibus Incentive Plan

The Parent has reserved 15,000,000 shares of common stock for future issuance under the Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7,830,000 are available for future issuance as of December 31, 2021.

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

During the years ended December 31, 2021 and 2020, respectively, Parent transferred approximately $6.0 million and $2.6 million in proceeds received from the exercise of stock options to SEA as a capital contribution and increased its investment in SEA.

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

During the year ended December 31, 2021, the Parent repurchased 3,692,794 shares for an aggregate total of approximately $215.7 million leaving approximately $21.8 million available under the Share Repurchase Program as of December 31, 2021. During the year ended December 31, 2020, prior to the COVID-19 temporary park closures, the Parent repurchased 469,785 shares for an aggregate total of approximately $12.4 million. During the year ended December 31, 2019, the Parent repurchased a total of 5,615,874 shares of common stock at a total cost of approximately $150.0 million.

All shares repurchased pursuant to the Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $631.1 million and $415.3 million as of the years ended December 31, 2021 and 2020, respectively, and are reflected as a reduction to stockholders’ (deficit) equity in the accompanying condensed balance sheets. See further discussion in Note 20–Stockholders’ (Deficit) Equity of the accompanying consolidated financial statements.