Form 10-Q
period 2022-03-31
SeaWorld Entertainment, Inc.
filed 2022-05-06
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The registrant had outstanding 72,654,199 shares of Common Stock, par value $0.01 per share as of April 29, 2022.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Item 1A.  Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

•	the effects of the global Coronavirus (“COVID-19”) pandemic, or any related mutations of the virus, on our business and the economy in general;
•	failure to hire and/or retain employees;
•

various factors beyond our control adversely affecting attendance and guest spending at our theme parks, including, but not limited to, weather, natural disasters, labor shortages, inflationary pressures, supply chain delays or shortages, foreign exchange rates, consumer confidence, the potential spread of travel-related health concerns including pandemics and epidemics, travel related concerns, and governmental actions;

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

•	seasonal fluctuations in operating results;
•	inability to compete effectively in the highly competitive theme park industry;
•	interactions between animals and our employees and our guests at attractions at our theme parks;
•	animal exposure to infectious disease;
•	high fixed cost structure of theme park operations;
•	changing consumer tastes and preferences;
•	cyber security risks to us or our third party service providers and failure to maintain the integrity of internal or guest data;
•	technology interruptions or failures that impair access to our websites and/or information technology systems;
•	increased labor costs, including minimum wage increases, and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	inability to realize the benefits of developments, restructurings, acquisitions or other strategic initiatives, and the impact of the costs associated with such activities;
•	inability to remediate an identified material weakness on a timely basis;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	unionization activities and/or labor disputes;

•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	inability to retain our current credit ratings;
•	our leverage and interest rate risk;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions or construction delays;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses, including by legislation at federal, state or local levels;
•	delays, restrictions or inability to obtain or maintain permits;
•	financial distress of strategic partners or other counterparties;
•	tariffs or other trade restrictions;
•	actions of activist stockholders;
•	the ability of Hill Path Capital LP and its affiliates to significantly influence our decisions;
•	the policies of the U.S. President and his administration or any changes to tax laws;
•	changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital;
•	mandates related to COVID-19 vaccinations for employees;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$380,008	$443,707
Accounts receivable, net	74,581	76,948
Inventories	45,114	29,478
Prepaid expenses and other current assets	24,961	17,263
Total current assets	524,664	567,396
Property and equipment, at cost	3,426,714	3,385,308
Accumulated depreciation	(1,774,203)	(1,740,144)
Property and equipment, net	1,652,511	1,645,164
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	134,123	132,217
Deferred tax assets, net	24,798	23,995
Other assets, net	18,590	18,266
Total assets	$2,577,964	$2,610,316
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$152,164	$134,311
Current maturities of long-term debt	12,000	12,000
Operating lease liabilities	3,158	2,895
Accrued salaries, wages and benefits	19,315	22,156
Deferred revenue	208,046	154,793
Other accrued liabilities	64,052	45,811
Total current liabilities	458,735	371,966
Long-term debt, net	2,103,367	2,104,835
Long-term operating lease liabilities	118,890	117,046
Deferred tax liabilities, net	7,076	12,803
Other liabilities	42,333	37,582
Total liabilities	2,730,401	2,644,232
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 95,838,033 and 95,541,992 shares issued at March 31, 2022 and December 31, 2021, respectively	958	955
Additional paid-in capital	711,842	711,474
Accumulated deficit	(124,274)	(115,287)
Treasury stock, at cost (21,488,469 and 19,953,042 shares at March 31, 2022 and December 31, 2021, respectively)	(740,963)	(631,058)
Total stockholders’ deficit	(152,437)	(33,916)
Total liabilities and stockholders’ deficit	$2,577,964	$2,610,316

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Net revenues:
Admissions	$150,862	$95,780
Food, merchandise and other	119,831	76,140
Total revenues	270,693	171,920
Costs and expenses:
Cost of food, merchandise and other revenues	23,040	14,942
Operating expenses (exclusive of depreciation and amortization shown separately below)	152,925	107,772
Selling, general and administrative expenses	46,059	31,464
Severance and other separation costs	30	86
Depreciation and amortization	38,612	36,558
Total costs and expenses	260,666	190,822
Operating income (loss)	10,027	(18,902)
Other (income) expense, net	(12)	174
Interest expense	25,370	30,956
Loss before income taxes	(15,331)	(50,032)
Benefit from income taxes	(6,344)	(5,148)
Net loss	$(8,987)	$(44,884)
Loss per share:
Net loss per share, basic	$(0.12)	$(0.57)
Net loss per share, diluted	$(0.12)	$(0.57)
Weighted average common shares outstanding:
Basic	75,624	78,458
Diluted	75,624	78,458

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2021	95,541,992	$955	$711,474	$(115,287)	$(631,058)	(33,916)
Equity-based compensation	—	—	6,982	—	—	6,982
Vesting of restricted shares	361,403	4	(4)	—	—	—
Shares withheld for tax withholdings	(111,865)	(1)	(7,737)	—	—	(7,738)
Exercise of stock options	46,503	—	1,127	—	—	1,127
Repurchase of 1,535,427 shares of treasury stock, at cost	—	—	—	—	(109,905)	(109,905)
Net loss	—	—	—	(8,987)	—	(8,987)
Balance at March 31, 2022	95,838,033	$958	$711,842	$(124,274)	$(740,963)	$(152,437)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2020	94,652,248	$946	$680,360	$(371,800)	$(415,309)	$(105,803)
Equity-based compensation	—	—	4,473	—	—	4,473
Vesting of restricted shares	130,834	1	(1)	—	—	—
Shares withheld for tax withholdings	(41,271)	—	(1,971)	—	—	(1,971)
Exercise of stock options	116,634	1	2,392	—	—	2,393
Net loss	—	—	—	(44,884)	—	(44,884)
Balance at March 31, 2021	94,858,445	$948	$685,253	$(416,684)	$(415,309)	$(145,792)

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(8,987)	$(44,884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,612	36,558
Amortization of debt issuance costs and discounts	1,532	1,717
Deferred income tax benefit	(6,531)	(5,773)
Equity-based compensation	6,982	4,473
Other, including loss on sale or disposal of assets, net	4,420	487
Changes in assets and liabilities:
Accounts receivable	3,408	(28,548)
Inventories	(15,601)	1,854
Prepaid expenses and other current assets	(7,653)	(2,533)
Accounts payable and accrued expenses	5,599	(2,226)
Accrued salaries, wages and benefits	(2,841)	4,246
Deferred revenue	53,584	66,386
Other accrued liabilities	(5,675)	(11,887)
Right of use assets and operating lease liabilities	201	115
Other assets and liabilities	3,744	(1,592)
Net cash provided by operating activities	70,794	18,393
Cash Flows From Investing Activities:
Capital expenditures	(35,110)	(15,298)
Net cash used in investing activities	(35,110)	(15,298)
Cash Flows From Financing Activities:
Repayments of long-term debt	(3,000)	(3,876)
Purchase of treasury stock	(89,736)	—
Payment of tax withholdings on equity-based compensation through shares withheld	(7,738)	(1,971)
Exercise of stock options	1,127	2,393
Other financing activities	(211)	(2,158)
Net cash used in financing activities	(99,558)	(5,612)
Change in Cash and Cash Equivalents, including Restricted Cash	(63,874)	(2,517)
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	444,486	435,225
Cash and Cash Equivalents, including Restricted Cash—End of period	$380,612	$432,708
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$31,483	$15,763
Treasury stock purchases not yet settled in other accrued liabilities	$20,169	$—
Other financing arrangements	$—	$4,239

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California; and Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove) and Sesame Place theme parks in Langhorne, Pennsylvania and San Diego, California.

Impact of Global COVID-19 Pandemic

The Company’s results of operations for the three months ended March 31, 2022 and 2021 continue to be impacted by the global COVID-19 pandemic due in part to a decline in both international and group-related attendance in both periods.  Additionally, results of operations for the three months ended March 31, 2021 were also significantly impacted by the following factors: (i) capacity limitations, modified/limited operations and/or temporary park closures; (ii) decreased demand due to public concerns associated with the pandemic; and (iii) restrictions on international travel.  In particular, the Company’s SeaWorld park in California was closed at the beginning of 2021 due to State of California guidance.  The Company was able to reopen this park on February 6, 2021 on a limited basis, following California guidance for reopening zoos. Subsequently, on April 12, 2021, in accordance with California guidance, this park resumed operations as a theme park with restricted capacity. Separately, during the first quarter of 2021, the Company’s Busch Gardens park in Virginia was also significantly impacted by state restrictions.  For example, at the beginning of 2021, the State of Virginia had a state mandated capacity restriction of approximately 4,000 guests at a time for this park. On February 1, 2021, in consultation with the State of Virginia, the Company further increased capacity to approximately 6,000 guests.  The Company was able to further increase capacity for this park on April 1, 2021 to approximately 13,000 guests. By the end of the second quarter of 2021, all of the Company’s 12 parks were open and operating without COVID-19 related capacity limitations. The Company continuously monitors guidance from federal, state and local authorities and engages with governmental authorities as well as medical/scientific consultants. The Company may adjust its plans accordingly as laws change and new information and guidance becomes available.  The COVID-19 pandemic has had, and may continue to have, a material impact on the Company’s financial results.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC.  The unaudited condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2022 or any future period due in part to the seasonal nature of the Company’s operations.  Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks were historically only open for a portion of the year.  However, during 2021, the Company added additional operating days for three of these parks.  In particular, the Company began year-round operations at its SeaWorld park in Texas and began to operate on select days on a year round basis at its Busch Gardens park in Virginia and its Sesame Place park in Pennsylvania.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including SEA. All intercompany accounts have been eliminated in consolidation.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31,	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$380,008	$443,707
Restricted cash, included in prepaid expenses and other current assets	604	779
Total cash, cash equivalents and restricted cash	$380,612	$444,486

Share Repurchase Program and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock.  Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes.  The Company accounts for treasury stock on the trade date under the cost method.  Treasury stock at March 31, 2022 and December 31, 2021 is reflected as a reduction within stockholders’ deficit.  See further discussion of the Company’s share repurchase program in Note 10–Stockholders’ Deficit.

Revenue Recognition

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products.  For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park.  Annual passes, season passes, or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates redemption rates using historical and forecasted attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically. These estimated redemption rates impact the timing of when revenue is recognized on these products. Actual results could materially differ from these estimates based on actual attendance patterns. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For pass products purchased on an installment plan that have met their initial commitment period and have transitioned to a month-to-month basis, monthly charges are recognized as revenue as payments are received each month. For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Food, merchandise and other revenue primarily consists of food and beverage, merchandise, parking and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented.  The Company recognizes revenue for food and beverage, merchandise and other in-park products when the related products or services are received by the guests.

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At March 31, 2022 and December 31, 2021, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreement, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(In thousands)
Deferred revenue, including long-term portion	$223,514	$169,333
Less: Deferred revenue, long-term portion, included in other liabilities	15,468	14,540
Deferred revenue, short-term portion	$208,046	$154,793

International Agreements

The Company has previously received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East to provide certain services pertaining to the planning and design of SeaWorld Abu Dhabi, a marine life theme park on Yas Island (“the Middle East Project”), with funding received expected to offset internal expenses. The Company also receives additional funds from its partner related to agreed-upon services and reimbursements of costs incurred by the Company on behalf of the Middle East Project, including approximately $5.0 million and $4.5 million of additional deferred revenue recorded in other liabilities in the accompanying consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively. Separately, the Company recognizes an asset for the costs incurred to fulfill the contract if the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. As a result, approximately $10.6 million and $9.6 million of costs incurred related to the Middle East Project are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.  The related deferred revenue and expense will begin to be recognized when substantially all of the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. Construction for the Middle East Project is on track and scheduled to be completed by the end of 2022.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). There are no recent accounting pronouncements or recently implemented accounting standards that are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements or disclosures.

3. LOSS PER SHARE

Loss per share is computed as follows:

	For the Three Months Ended March 31,
	2022			2021
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic loss per share	$(8,987)	75,624	$(0.12)	$(44,884)	78,458	$(0.57)
Effect of dilutive incentive-based awards		—			—
Diluted loss per share	$(8,987)	75,624	$(0.12)	$(44,884)	78,458	$(0.57)

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

Diluted loss per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 1,555,000 and 2,366,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three months ended March 31, 2022 and 2021, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods. Approximately 1,057,000 and 1,240,000 of the Company’s outstanding performance-vesting restricted stock awards as of March 31, 2022 and 2021, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted loss per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three months ended March 31, 2022 was 41.4% and differs from the effective statutory federal income tax rate of 21.0% primarily due to the tax benefit related to equity-based compensation which vested during the quarter. The Company’s consolidated effective tax rate for the three months ended March 31, 2021 was 10.3% and differs from the effective statutory federal income tax rate of 21.0% primarily due to valuation allowance adjustments on federal and state net operating loss carryforwards during the three months ended March 31, 2021.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources.  Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards.  Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of March 31, 2022 and December 31, 2021, the Company’s valuation allowance consisted of approximately $4.8 million, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2022 and December 31, 2021, consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Accrued interest	$13,553	$17,372
Accrued taxes	4,908	784
Self-insurance reserve	8,210	8,210
Other	37,381	19,445
Total other accrued liabilities	$64,052	$45,811

As of March 31, 2022 and December 31, 2021, other accrued liabilities above includes approximately $10.9 million related to certain contractual liabilities arising from the temporary COVID-19 park closures. As of March 31, 2022, other accrued liabilities above also includes approximately $20.2 million related to share repurchases not yet settled. See further discussion of the Company’s share repurchase program in Note 10–Stockholders’ Deficit.

6. LONG-TERM DEBT

Long-term debt, net, as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Term B Loans (effective interest rate of 3.50% at March 31, 2022 and December 31, 2021)	$1,194,000	$1,197,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	227,500	227,500
Total long-term debt	2,146,500	2,149,500
Less: discounts and debt issuance costs	(31,133)	(32,665)
Less: current maturities	(12,000)	(12,000)
Total long-term debt, net	$2,103,367	$2,104,835

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

Senior Secured Credit Facilities

Borrowings under the Term B Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest quoted in the print edition of the Wall Street Journal, Money Rates Section as the prime rate as in effect from time to time and (c) one-month Adjusted LIBOR plus 1% per annum (provided that in no event shall such ABR rate with respect to the Term B Loans be less than 1.50% per annum) (“ABR”), in each case, plus an applicable margin of 2.00% or (ii) a LIBOR rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Term B Loans be less than 0.50% per annum) (“LIBOR”) plus an applicable margin of 3.00%.

Borrowings under the Revolving Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) ABR (provided that in no event shall such ABR rate with respect to the Revolving Loans be less than 1.00% per annum) plus an applicable margin equal to 1.75% or (ii) LIBOR (provided that in no event shall such LIBOR rate with respect to the Revolving Loans be less than 0.00%) plus an applicable margin of 2.75%. The applicable margin for borrowings of Revolving Loans are subject to one 25 basis point step-down upon achievement by the Company of certain corporate credit ratings.

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

As of March 31, 2022, SEA had approximately $19.7 million of outstanding letters of credit, leaving approximately $365.3 million available under the Revolving Credit Facility, which was not drawn upon as of March 31, 2022.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes

The Senior Notes will mature on August 15, 2029. Interest on the Senior Notes will accrue at 5.250% per annum and will be paid semi-annually, in arrears on February 15 and August 15 of each year, with the first interest payment paid on February 15, 2022.

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

First-Priority Senior Secured Notes

The 8.750% first-priority senior secured notes (the “First-Priority Senior Secured Notes”) mature on May 1, 2025 and have interest payment dates of May 1 and November 1.  On or after May 1, 2022, SEA may redeem the First-Priority Senior Secured Notes at its option, in whole at any time or in part from time to time, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if redeemed during the 12-month period commencing on May 1 of the years as follows: (i) in 2022 at 104.375%; (ii) in 2023 at 102.188%; and (iii) in 2024 and thereafter at 100%. SEA may also redeem in the aggregate (at a redemption price expressed as a percentage of principal amount thereof): (i) 100% of the First-Priority Senior Secured Notes after certain events constituting a change of control at a redemption price of 101%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date and (ii) up to 40% of the original aggregate principal amount of the First-Priority Senior Secured Notes with amounts equal to the net cash proceeds of certain equity offerings at a redemption price  of 108.750%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of March 31, 2022, the net total leverage ratio as calculated under the Debt Agreements was 2.42 to 1.00.

As of March 31, 2022, SEA was in compliance with all covenants contained in the documents governing the Debt Agreements.

Long-term debt at March 31, 2022 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
Remainder of 2022	$9,000
2023	12,000
2024	12,000
2025	239,500
2026	12,000
Thereafter	1,862,000
Total	$2,146,500

Cash paid for interest relating to the Senior Notes, the Senior Secured Credit Facilities, and the Second-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $27.6 million and $35.8 million in the three months ended March 31, 2022 and 2021, respectively.

7. FAIR VALUE MEASUREMENTS

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

Of the Company’s long-term obligations as of March 31, 2022 and December 31, 2021, the Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes and Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any assets measured on a recurring basis at fair value at March 31, 2022 and December 31, 2021. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of March 31, 2022.

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Liabilities:	(In thousands)
Long-term obligations (a)	$919,575	$1,194,000	$—	$2,113,575

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt, net, of $2.103 billion as of March 31, 2022.

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

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt, net, of $2.105 billion as of December 31, 2021.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Securities Class Action Lawsuit

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers. The plaintiffs allege, among other things, that the defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business. The complaint further alleges that such statements were made to induce plaintiffs to purchase common stock of the Company at artificially-inflated prices and that plaintiffs suffered investment losses as a result.  The plaintiffs have indicated to the Company they believe the damages are in the range of $26 million to $35 million before considering interest.  In 2018, defendants moved for partial dismissal of the complaint.  In 2019, the Court granted defendants’ motion and dismissed plaintiffs’ Florida state law claims as well as federal securities law claims based on the Company’s second quarter 2013 earnings statements. Discovery is complete and on April 19, 2022 the Court granted in part and denied in part the parties’ summary judgment and Daubert motions. Trial is set to begin September 20, 2022. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously. While there can be no assurance regarding the ultimate outcome of this lawsuit, the Company believes that any potential loss would not be material.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other lawsuits

In October 2018, the Company received a demand letter from attorneys representing certain former employees who claim that the terms of their respective separation agreements entitle them to certain favorable modifications made to certain performance vesting restricted shares (the “Tranche 3 Shares”) issued under the Company’s 2013 Omnibus Incentive Plan (the “Plan”).

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

License Commitments

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA has the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of March 31, 2022, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $25.0 million over the remaining term of the agreement.

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

9. EQUITY-BASED COMPENSATION

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Equity compensation expense included in operating expenses	$1,965	$938
Equity compensation expense included in selling, general and administrative expenses	5,017	3,535
Total equity compensation expense	$6,982	$4,473

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7.5 million shares are available for future issuance as of March 31, 2022.

Bonus Performance Restricted Units

During the three months ended March 31, 2022, the Company granted approximately 105,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2022 (the “2022 Bonus Plan”).  The 2022 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, as defined by the 2022 Bonus Plan, with respect to the year ended December 31, 2022 (the “Fiscal 2022”).  The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2022 which ranges from 0% (if below threshold performance), to 100% (if at target performance) with opportunities to earn above 100% when achievement is above the target performance for certain metrics.

The Company also had an annual bonus plan for the fiscal year ended December 31, 2021 (“Fiscal 2021”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2021.  Based on the Company’s actual Fiscal 2021 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 120,000 shares in the three months ended March 31, 2022 and the remaining unvested units forfeited in accordance with their terms.

Long-term Incentive Performance Restricted Awards

During the three months ended March 31, 2022, the Company granted long-term incentive plan awards for 2022 (the “2022 Long-Term Incentive Grant”) which were comprised of approximately 50,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 145,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

Long-Term Incentive Options

The Long-Term Incentive Options vest over three years, with one-third vesting on each anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these options is recognized for each tranche over the vesting period using the straight-line method. Upon stock option exercises, authorized but unissued shares are issued by the Company.

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units are eligible to vest during the three-year performance period beginning on January 1, 2022 and ending on December 31, 2024 (or, extended through December 31, 2025, as applicable) (the “Performance Period”) based upon the Company’s achievement of specified performance goals during the Performance Period.  The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 150% (for maximum performance). Upon achievement of at least the threshold performance goals, 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year performance test period. Performance for the test period must meet or exceed the prior year’s performance before up to the remaining 50% of the units can be earned.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other

During the three months ended March 31, 2022, a portion of the previously granted long-term incentive performance restricted units under the 2019 Long-Term Incentive Plan vested based on the Company’s actual Fiscal 2021 results. The remainder of the 2019 Long-Term Incentive Plan awards are eligible to vest in 2023 and/or 2024.

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved. If the probability of vesting related to awards that were previously considered not probable of vesting changes in a subsequent period, all equity compensation expense related to those awards that would have been recorded over the requisite service period had the awards been considered probable at the new percentage from inception, will be recorded as a cumulative catch-up at such subsequent date.

10. STOCKHOLDERS’ DEFICIT

As of March 31, 2022, 95,838,033 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 21,488,469 shares of treasury stock held by the Company (see Share Repurchase Program discussion which follows) but excludes 7,214 unvested shares of common stock and 1,927,838 unvested restricted stock units or deferred stock units held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

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

On March 10, 2022, the Board approved a replenishment to the Share Repurchase Program of $228.2 million, bringing the total amount authorized for future share repurchases back up to $250.0 million. During the three months ended March 31, 2022, the Company repurchased 1,535,427 shares for an aggregate total of approximately $109.9 million. As of March 31, 2022, the Company had approximately $140.1 million available under the Share Repurchase Program. Subsequent to March 31, 2022, the Company repurchased 2,027,659 shares for an aggregate total of approximately $140.1 million, leaving no amount remaining under the Share Repurchase Program as of April 29, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to our “theme parks” or “parks” in the discussion that follows includes all of our separately gated parks.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.  Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis is intended to facilitate an understanding of our business and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recent Developments

Impact of Global COVID-19 Pandemic

Our results of operations for the three months ended March 31, 2022 and 2021 continue to be impacted by the global COVID-19 pandemic due in part to a decline in both international and group-related attendance in both periods.  Additionally, results of operations for the three months ended March 31, 2021 were also significantly impacted by the following factors: (i) capacity limitations, modified/limited operations and/or temporary park closures; (ii) decreased demand due to public concerns associated with the pandemic; and (iii) restrictions on international travel. See further discussion in Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The current condition of the overall labor market, the challenging current operating environment and COVID-19 related factors has led to increased turnover and challenges in meeting our staffing goals. These staffing challenges have also led to wage pressures and less than optimal staffing levels. Recently and in 2021, we have also experienced inflationary pressures relating to the costs for labor, goods, services and capital projects. Less than optimal staffing levels have impacted our ability to open some of our food and beverage outlets, caused us to temporarily close some rides or attractions and/or caused longer wait times in certain areas of our parks, particularly food, beverage and/or retail outlets. We continue our efforts to recruit and retain talent and identify cost reduction and efficiency opportunities as well as incremental pricing and revenue opportunities to help offset these cost pressures.

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

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix (including the impact of pass visitation rates), and the park attendance mix, among other factors. The admissions product mix, also referred to as the attendance or visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual/season passes or complimentary tickets and can be impacted by the mix of guests, as domestic and international guests generally purchase higher admission per capita ticket products than our local guests.  A higher mix of complimentary tickets will lower our admissions per capita.  Pass visitation rates are the number of visits per pass.  A higher number of visits per pass would yield a lower admissions per capita as the related revenue is recognized over more visits.  The park attendance mix is defined as the mix of theme parks visited and can impact admission per capita based on the theme park’s respective pricing which, on average, is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of food and beverage, merchandise, parking and other in-park products and also includes other miscellaneous revenue, including online transaction fees, not necessarily generated in our parks, which is not significant in the periods presented.  In-park per capita spending is primarily driven by pricing changes, new product offerings, the mix of guests (as domestic and international guests typically generate higher in-park per capita spending than local guests or pass holders)), guest penetration levels (percentage of guests purchasing) and the mix of in-park spending, among other factors.

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

We continue our focus on reducing costs, improving operating margins and streamlining our labor structure to better align with our strategic business objectives.  Since the start of the COVID-19 pandemic, we have spent significant time reviewing our operations and have identified meaningful cost savings opportunities, including technology initiatives, which we believe will further strengthen our business and, in some instances, improve our guest experiences.

See the “Impact of Global COVID-19 Pandemic” and the “Current Operating Environment” section for further details. For other factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Due in part to the temporary park closures, along with capacity limitations and/or modified/limited operations and other COVID-19 related impacts on our attendance, the COVID-19 pandemic has impacted the seasonality of our business and it is difficult to estimate how the COVID-19 pandemic will impact seasonality in the future. Furthermore, any changes to the operating schedule of a park such as increasing operating days for our historically seasonal parks, could change the impact of seasonality in the future. During the first quarter of 2021, we began year-round operations at our SeaWorld park in Texas and began to operate on select days on a year round basis at both our Busch Gardens park in Virginia and our Sesame Place park in Pennsylvania. Additionally, on March 26, 2022, we opened our Sesame Place San Diego park which is expected to be open more operating days than the Aquatica San Diego park it replaces.

See “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

Our results for the three months ended March 31, 2022 are not directly comparable to the three months ended March 31, 2021 primarily due to COVID-19 related impacts including a temporary park closure and capacity limitations at some of our parks in 2021.  See “Impact of Global COVID-19 Pandemic” and “Attendance” for further details.  The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

The following table presents key operating and financial information for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,		Variance
	2022	2021	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$150,862	$95,780	$55,082	57.5%
Food, merchandise and other	119,831	76,140	43,691	57.4%
Total revenues	270,693	171,920	98,773	57.5%
Costs and expenses:
Cost of food, merchandise and other revenues	23,040	14,942	8,098	54.2%
Operating expenses (exclusive of depreciation and amortization shown separately below)	152,925	107,772	45,153	41.9%
Selling, general and administrative expenses	46,059	31,464	14,595	46.4%
Severance and other separation costs	30	86	(56)	(65.1%)
Depreciation and amortization	38,612	36,558	2,054	5.6%
Total costs and expenses	260,666	190,822	69,844	36.6%
Operating income (loss)	10,027	(18,902)	28,929	NM
Other (income) expense, net	(12)	174	(186)	NM
Interest expense	25,370	30,956	(5,586)	(18.0%)
Loss before income taxes	(15,331)	(50,032)	34,701	69.4%
Benefit from income taxes	(6,344)	(5,148)	(1,196)	(23.2%)
Net Loss	$(8,987)	$(44,884)	$35,897	80.0%
Other data:
Attendance	3,403	2,214	1,189	53.7%
Total revenue per capita	$79.54	$77.63	$1.91	2.5%
Admission per capita	$44.33	$43.25	$1.08	2.5%
In-park per capita spending	$35.21	$34.38	$0.83	2.4%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended March 31, 2022 increased $55.1 million, or 57.5%, to $150.9 million as compared to $95.8 million for the three months ended March 31, 2021. The improvement was a result of an increase in attendance and an increase in admissions per capita. Total attendance for the first quarter of 2022 increased by approximately 1.2 million guests, or 53.7%, when compared to the prior year quarter.  Attendance benefitted from an increase in demand and operating days resulting from a return to more normalized operations when compared to the first quarter of 2021, which included COVID-19 related impacts including limited operating days, a temporary park closure and capacity limitations at some of our parks. Admission per capita increased by 2.5% to $44.33 for the first quarter of 2022 compared to $43.25 in the prior year quarter, primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, which was largely offset by the impact of the admissions product mix, due in part to an increase in pass visitation, and the impact of park mix when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2022 increased $43.7 million, or 57.4%, to $119.8 million as compared to $76.1 million for the three months ended March 31, 2021, primarily as a result of an increase in attendance, as discussed above, along with an increase in in-park per capita spending.  In-park per capita spending increased by 2.4% to $35.21 in the first quarter of 2022 compared to $34.38 in the first quarter of 2021. In park per capita spending improved due to a combination of factors including, pricing initiatives, improved product quality and mix and the impact of new or enhanced and expanded in-park offerings, partially offset by a higher mix of pass attendance and the impact of park mix when compared to the first quarter of 2021. In-park per capita spending was also impacted by less than optimal staffing during the first quarter of 2022, that impacted our ability to fully operate and/or open some of our food and beverage and retail outlets.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2022 increased $8.1 million, or 54.2%, to $23.0 million as compared to $14.9 million for the three months ended March 31, 2021, primarily due to the increase in related revenue.  These costs represent 19.2% and 19.6% of the related revenue earned for the three months ended March 31, 2022 and 2021, respectively.  The decrease as a percent of related revenue partly relates to higher realized prices on some of our in-park products and the impact of sourcing cost savings initiatives, partially offset by inflationary pressures.

Operating expenses. Operating expenses for the three months ended March 31, 2022 increased $45.2 million, or 41.9%, to $152.9 million as compared to $107.8 million for the three months ended March 31, 2021.  Operating expenses in the first quarter of 2021 were significantly impacted by limited operating days, a temporary park closure and capacity limitations due to the COVID-19 pandemic. As a result, the increase in operating expenses in the first quarter of 2022 primarily results from an increase in labor-related costs and other operating costs due to a return to more normalized operations and an increase in operating days. Operating expenses were also impacted by a non-cash increase in self-insurance reserve adjustments, partially offset by structural cost savings initiatives when compared to the first quarter of 2021. Operating expenses as a percent of revenue were 56.5% and 62.7% for the three months ended March 31, 2022 and 2021, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2022 increased $14.6 million, or 46.4%, to $46.1 million as compared to $31.5 million for the three months ended March 31, 2021.  The increase in selling, general and administrative expenses is primarily due to increased marketing-related costs, partially offset by the impact of cost savings and efficiency initiatives.  The increased marketing-related costs result from a return to more normalized operations as we substantially reduced marketing-related costs in the prior year quarter.  Selling, general and administrative expenses as a percent of revenue were 17.0% and 18.3% for the three months ended March 31, 2022 and 2021, respectively.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2022 increased $2.1 million, or 5.6%, to $38.6 million as compared to $36.6 million for the three months ended March 31, 2021. The increase primarily relates to new asset additions partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended March 31, 2022 decreased $5.6 million, or 18.0%, to $25.4 million as compared to $31.0 million for the three months ended March 31, 2021. The decrease primarily relates to the net impact of lower interest as a result of the Refinancing Transactions. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements and the “Our Indebtedness” section which follows for further details.

Benefit from income taxes. Benefit from income taxes in the three months ended March 31, 2022 was $6.3 million compared to $5.1 million for the three months ended March 31, 2021. Our consolidated effective tax rate was 41.4% for the three months ended March 31, 2022 compared to 10.3% for the three months ended March 31, 2021. The effective tax rate in the three months ended March 31, 2022 was primarily impacted by a tax benefit related to equity-based compensation which vested during the quarter. The effective tax rate in the three months ended March 31, 2021 was primarily impacted by non-cash valuation allowance adjustments on federal and state net operating loss carryforwards.

Supplemental Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2019

We believe a comparison of selected financial results for the three months ended March 31, 2022 to the three months ended March 31, 2019 may provide additional insight due to the impact of the COVID-19 pandemic on our business in 2021.  As such, the following supplemental discussion provides an analysis of selected operating and financial results for the three months ended March 31, 2022 compared to the three months ended March 31, 2019. The selected summary financial data for the first quarter of 2019 was derived from the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2019.

	For the Three Months Ended March 31,		Variance
	2022	2019	$	%
Selected Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$150,862	$128,913	$21,949	17.0%
Food, merchandise and other	$119,831	$91,662	$28,169	30.7%
Total revenues	$270,693	$220,575	$50,118	22.7%
Selected costs and expenses:
Cost of food, merchandise and other revenues	$23,040	$17,213	$5,827	33.9%
Operating expenses (exclusive of depreciation and amortization)	$152,925	$149,885	$3,040	2.0%
Selling, general and administrative expenses	$46,059	$42,764	$3,295	7.7%
Other data:
Attendance	3,403	3,340	63	1.9%
Total revenue per capita	$79.54	$66.04	$13.50	20.4%
Admission per capita	$44.33	$38.60	$5.73	14.8%
In-park per capita spending	$35.21	$27.44	$7.77	28.3%

Admissions revenue. Admissions revenue for the three months ended March 31, 2022 increased $21.9 million, or 17.0%, to $150.9 million as compared to $128.9 million for the three months ended March 31, 2019. The increase in admissions revenue was primarily a result of an increase in admissions per cap along with an increase in attendance.  Admission per capita increased by 14.8% to $44.33 in the first quarter of 2022 compared to $38.60 in the first quarter of 2019. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, which was partially offset by the impact of the admissions product mix when compared to the first quarter of 2019.  Attendance increased when compared to the first quarter of 2019 due to increased demand and more operating days at some of our parks.  Attendance in 2022 was also impacted by a decline from international guest visitation and group-related attendance when compared to 2019.  Excluding international guest visitation and group-related attendance, attendance increased by approximately 16.4% when compared to the first quarter of 2019.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2022 increased $28.2 million, or 30.7%, to $119.8 million as compared to $91.7 million for the three months ended March 31, 2019, primarily as a result of an increase in in-park per capita spending along with an increase in attendance as discussed above.  In-park per capita spending increased by 28.3% to $35.21 in the first quarter of 2022 compared to $27.44 in the first quarter of 2019.  In-park per capita spending improved primarily due to pricing initiatives, improved product quality and mix and the impact of new or enhanced and expanded in-park offerings, partially offset by a higher mix of pass attendance during the quarter when compared to the first quarter of 2019. In-park per capita spending was also impacted by less than optimal staffing during the first quarter of 2022, that impacted our ability to fully operate and/or open some of our food and beverage and retail outlets.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2022 increased $5.8 million, or 33.9%, to $23.0 million as compared to $17.2 million for the three months ended March 31, 2019, primarily due to the increase in related revenue.  These costs represent 19.2% and 18.8% of the related revenue earned for the three months ended March 31, 2022 and 2019, respectively.  The increase as a percent of related revenue partly relates to inflationary pressures, partially offset by higher realized prices on some of our in-park products and the impact of sourcing cost savings initiatives.

Operating expenses. Operating expenses for the three months ended March 31, 2022 increased $3.0 million, or 2.0%, to $152.9 million as compared to $149.9 million for the three months ended March 31, 2019.  The increase primarily results from operating costs associated with incremental operating days and attractions added in 2022 and an increase in self-insurance reserve adjustments, partially offset by a net reduction in labor-related costs and other operating costs primarily resulting from structural cost savings initiatives. Operating expenses as a percent of revenue were 56.5% and 68.0% for the three months ended March 31, 2022 and 2019, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2022 increased $3.3 million, or 7.7%, to $46.1 million as compared to $42.8 million for the three months ended March 31, 2019.  Selling, general and administrative expenses increased primarily due to an increase in non-cash equity compensation expense along with other labor-related costs due in part to centralization efforts, partially offset by the impact of cost savings and efficiency initiatives. Selling, general and administrative expenses as a percent of revenue were 17.0% and 19.4% for the three months ended March 31, 2022 and 2019, respectively.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of March 31, 2022, we had a working capital ratio (defined as current assets divided by current liabilities) of 1.1, due in part to our outstanding cash balance at March 31, 2022.  Historically, we typically have operated with a working capital ratio of less than 1 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

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

Share Repurchases

See Note 10–Stockholders’ Deficit in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the Share Repurchase Program.

Other

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our revolving credit facility will be adequate to meet the capital expenditures, debt service obligations and working capital requirements of our operations for at least the next 12 months.

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$70,794	$18,393
Net cash used in investing activities	(35,110)	(15,298)
Net cash used in financing activities	(99,558)	(5,612)
Net decrease in cash and cash equivalents, including restricted cash	$(63,874)	$(2,517)

Cash Flows from Operating Activities

Net cash provided by operating activities was $70.8 million during the three months ended March 31, 2022 as compared to $18.4 million during the three months ended March 31, 2021.  The change in net cash provided by operating activities was primarily impacted by improved operating performance including increased sales of admission products and the impact of decreased interest payments.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the three months ended March 31, 2022 consisted of capital expenditures of $35.1 million largely related to future attractions.  Net cash used in investing activities during the three months ended March 31, 2021 consisted of $15.3 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$23,020	$10,883
Expansion/ROI projects(b)	12,090	4,415
Capital expenditures, total	$35,110	$15,298
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, and revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. Historically, we generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2022 results primarily from share repurchases of $89.7 million and payment of tax withholdings on equity-based compensation through shares withheld of $7.7 million. Net cash used in financing activities during the three months ended March 31, 2021 results primarily from repayments on long-term debt of $3.9 million.  See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of March 31, 2022, our indebtedness consisted of senior secured credit facilities, 5.25% senior notes (the “Senior Notes”) and 8.75% first-priority senior secured notes (the “First-Priority Senior Secured Notes”).

See discussion which follows and Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details related to our long-term debt.

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended and restated pursuant to a credit agreement (the “Amended and Restated Credit Agreement”) dated as of August 25, 2021 (the “Senior Secured Credit Facilities”).

As of March 31, 2022, our Senior Secured Credit Facilities consisted of $1.194 billion in Term B Loans which will mature in August 2028, along with a $385.0 million Revolving Credit Facility, which had no amounts outstanding as of March 31, 2022 and will mature in August 2026.  As of March 31, 2022, SEA had approximately $19.7 million of outstanding letters of credit, leaving approximately $365.3 million available for borrowing under the Revolving Credit Facility.

Senior Notes and First-Priority Senior Secured Notes

As of March 31, 2022, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029 and $227.5 million in aggregate principal amount of First-Priority Senior Secured Notes, due on May 1, 2025.

Covenant Compliance

As of March 31, 2022, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details relating to our restrictive covenants.

Adjusted EBITDA

We define Adjusted EBITDA as net (loss) income plus (i) income tax (benefit) provision, (ii) interest expense, consent fees and similar financing costs, (iii) depreciation and amortization, (iv) equity-based compensation expense, (v) loss on extinguishment of debt, (vi) certain non-cash charges/credits including those related to asset disposals, (vii) certain business optimization, development and strategic initiative costs, (viii) merger, acquisition, integration and certain investment costs, and (ix) other nonrecurring costs including incremental costs associated with the COVID-19 pandemic or similar unusual events.

Under the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes (collectively, the “Debt Agreements”), our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Covenant Adjusted EBITDA as defined in the Debt Agreements (“Covenant Adjusted EBITDA”).

Covenant Adjusted EBITDA, is defined as Adjusted EBITDA plus certain other items as defined in the Debt Agreements, including estimated cost savings among other adjustments.  Cost savings represent annualized estimated savings expected to be realized over the following 24 month period related to certain specified actions including restructurings and cost savings initiatives, net of actual benefits realized during the last twelve months.  Other adjustments include (i) recruiting and retention costs, (ii) public company compliance costs, (iii) litigation and arbitration costs, and (iv) other costs and adjustments as permitted by the Debt Agreements.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net (loss) income for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended March 31,		Last Twelve Months Ended March 31,
	2022	2021	2022
	(Unaudited, in thousands)
Net (loss) income	$(8,987)	$(44,884)	$292,410
Benefit from income taxes	(6,344)	(5,148)	(1,360)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	—	58,827
Interest expense	25,370	30,956	111,056
Depreciation and amortization	38,612	36,558	150,714
Equity-based compensation expense (b)	7,877	4,473	44,422
Loss on impairment or disposal of assets and certain non-cash expenses (c)	4,604	608	11,095
Business optimization, development and strategic initiative costs (d)	3,604	512	11,851
Certain investment costs and other taxes	401	87	1,144
COVID-19 related incremental costs(e)	350	2,176	20,736
Other adjusting items	453	(149)	1,904
Adjusted EBITDA(f)	$65,940	$25,189	$702,799
Items added back to Covenant Adjusted EBITDA, as defined in the Debt Agreements:
Estimated cost savings (g)			6,300
Other adjustments as defined in the Debt Agreements (h)			20,674
Covenant Adjusted EBITDA (i)			$729,773

(a)

Reflects a loss on early extinguishment of debt and write-off of discounts and debt issuance costs associated with the Refinancing Transactions.  See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b)

Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation.  For the twelve months ended March 31, 2022, includes equity compensation expense related to certain performance vesting restricted awards which were previously not considered probable of vesting.  See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(c)

For the three and twelve months ended March 31, 2022, includes approximately $3.9 million related to non-cash self-insurance reserve adjustments. For the three months ended March 31, 2022 and 2021 and for the twelve months ended March 31, 2022, also includes non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service.

(d)

For the three months ended March 31, 2022, reflects business optimization, development and other strategic initiative costs primarily related to $2.2 million of third-party consulting costs. For the twelve months ended March 31, 2022, reflects business optimization, development and other strategic initiative costs primarily related to; (i) $6.4 million of third-party consulting costs; (ii) $4.0 million of other business optimization costs and strategic initiative costs and (iii) $1.5 million of severance and other separation costs associated with positions eliminated.

(e)	For the three months ended March 31, 2022, primarily relates to incremental non-recurring costs associated with the COVID-19 pandemic.

For the three months ended March 31, 2021, primarily relates to incremental non-recurring costs associated with the COVID-19 pandemic, including incremental labor-related costs incurred to prepare and staff the parks and other incremental, nonrecurring, temporary incentives paid to attract employees to return to or remain in the workforce during the COVID-19 related environment.

For the twelve months ended March 31, 2022, includes approximately $12.0 million of nonrecurring contractual liabilities and legal costs impacted by the temporary COVID-19 park closures and approximately $7.3 million of incremental temporary labor-related costs incurred to prepare and staff the parks and certain incremental, nonrecurring, temporary incentives paid to attract employees to return to or remain in the workforce during the COVID-19 related environment.

(f)

Adjusted EBITDA is defined as net (loss) income before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items as described above.

(g)

Our Debt Agreements, which were effective for the twelve months ended March 31, 2022, permit the calculation of certain covenants to be based on Covenant Adjusted EBITDA, as defined above, for the last twelve-month period further adjusted for net annualized estimated savings we expect to realize over the following 24-month period related to certain specified actions, including restructurings and cost savings initiatives.  These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Debt Agreements and does not impact our reported GAAP net (loss) income.

(h)

The Debt Agreements, which were effective for the twelve months ended March 31, 2022, permit our calculation of certain covenants to be based on Covenant Adjusted EBITDA as defined above, for the last twelve-month period further adjusted for certain costs as permitted by the Debt Agreements including recruiting and retention expenses, public company compliance costs and litigation and arbitration costs, if any. Prior to the Debt Agreements, these costs were not permitted adjustments in the calculation, as such, these adjustments are not applicable to the prior years.

(i)

Covenant Adjusted EBITDA is defined in the Debt Agreements as Adjusted EBITDA for the last twelve-month period further adjusted for net annualized estimated savings among other adjustments as described in footnotes (g) and (h) above.

Contractual Obligations

There have been no material changes to our contractual obligations as March 31, 2022 from those previously disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on February 28, 2022.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2022.

Recently Issued Financial Accounting Standards

Refer to Note 2–Recent Accounting Pronouncements in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation

The impact of inflation has affected, and will continue to affect, our operations significantly. The costs of food, merchandise and other revenues are influenced by inflation and fluctuations in global commodity prices. In addition, other costs, such as the costs of fuel, construction, repairs and maintenance, labor, utilities and insurance are all subject to inflationary pressures. For further discussion, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt.  We have no interest rate swap agreements outstanding as of March 31, 2022.  We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At March 31, 2022, approximately $1.2 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $385.0 million, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $15.2 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $11.4 million.

COVID-19 Risks and Uncertainties

For further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2022, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this evaluation, our management, including our principal executive officer and principal financial officer, have identified a material weakness in our internal control over financial reporting initially disclosed as of September 30, 2021.  Specifically, the Company does not have sufficient policies and procedures related to Board oversight of certain Board engagement within the Company’s control environment. Accordingly, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Status Update

Management and our Board of Directors are committed to remediating the above noted material weakness.  Based upon a recommendation of the Audit Committee, the Board formed a committee (the “Committee”) to develop and execute on a remediation plan.  The Committee and management are in the process of developing the remediation plan and have implemented the following:

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A.to Part I of our Annual Report on Form 10-K, as filed on February 28, 2022, except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the first quarter of 2022.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2022	January 31, 2022	—	—	—	$21,845,063
February 1, 2022	February 28, 2022	71,551	$70.02	—	21,845,063
March 1, 2022	March 31, 2022	1,575,741	$71.48	1,535,427	140,094,818
		1,647,292		1,535,427	$140,094,818

(1)

Except for the 1,535,427 shares of our common stock repurchased as described in footnote (2) below, all other purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.

(2)

On March 10, 2022, we announced that our Board of Directors approved a replenishment of $228.2 million to our previously authorized share repurchase program (the “Share Repurchase Program”), bringing the total amount authorized for future share repurchases back up to $250.0 million.  Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Pursuant to the Share Repurchase Program, during the quarter ended March 31, 2022, we repurchased a total of 1,535,427 shares of common stock at a total cost of approximately $109.9 million, leaving approximately $140.1 million available under the Share Repurchase Program as of March 31, 2022. All of the common stock is held as treasury shares as of March 31, 2022. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1*†	Letter Agreement dated March 11, 2022 between Sharon Nadeau and SeaWorld Entertainment, Inc.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

*	Filed herewith
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)
Date: May 6, 2022	By: /s/ Elizabeth C. Gulacsy
Elizabeth C. Gulacsy
Chief Financial Officer and Treasurer and Interim Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)