Form 10-Q
period 2022-06-30
SeaWorld Entertainment, Inc.
filed 2022-08-05
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The registrant had outstanding 67,617,527 shares of Common Stock, par value $0.01 per share as of July 29, 2022.

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
•

various factors beyond our control adversely affecting attendance and guest spending at our theme parks, including, but not limited to, weather, natural disasters, labor shortages, inflationary pressures, supply chain delays or shortages, foreign exchange rates, consumer confidence, the potential spread of travel-related health concerns including pandemics and epidemics (such as the recent declaration by the World Health Organization of Monkeypox as a global health emergency), travel related concerns, adverse general economic related factors including increasing interest rates, economic uncertainty, and recent geopolitical events outside of the United States, and governmental actions;

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
•

environmental, social and corporate governance (“ESG”) matters or related incidents, including inclusion and diversity matters, our reporting of such matters, or sustainability ratings could negatively impact our business and results of operations;

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
•

cyber security risks to us or our third-party service providers, failure to maintain or protect the integrity of internal, employee or guest data, and/or failure to abide by the evolving cyber security regulatory environment;

•	technology interruptions or failures that impair access to our websites and/or information technology systems;
•	increased labor costs, including minimum wage increases, and employee health and welfare benefits;
•	inability to grow our business or fund theme park capital expenditures;
•	inability to realize the benefits of developments, restructurings, acquisitions or other strategic initiatives, and the impact of the costs associated with such activities;

•	inability to remediate an identified material weakness on a timely basis;
•	adverse litigation judgments or settlements;
•	inability to protect our intellectual property or the infringement on intellectual property rights of others;
•	the loss of licenses and permits required to exhibit animals or the violation of laws and regulations;
•	unionization activities and/or labor disputes;
•	inability to maintain certain commercial licenses;
•	restrictions in our debt agreements limiting flexibility in operating our business;
•	inability to retain our current credit ratings;
•	our leverage and interest rate risk;
•	inadequate insurance coverage;
•	inability to purchase or contract with third party manufacturers for rides and attractions, construction delays or impacts of supply chain disruptions on existing or new rides and attractions;
•	environmental regulations, expenditures and liabilities;
•	suspension or termination of any of our business licenses, including by legislation at federal, state or local levels;
•	delays, restrictions or inability to obtain or maintain permits;
•	financial distress of strategic partners or other counterparties;
•	tariffs or other trade restrictions;
•	actions of activist stockholders;
•	the ability of Hill Path Capital LP and its affiliates to significantly influence our decisions;
•	the policies of the U.S. President and his administration or any changes to tax laws;
•	changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital;
•	mandates related to COVID-19 vaccinations for employees;
•	changes or declines in our stock price, as well as the risk that securities analysts could downgrade our stock or our sector; and
•	risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date of this Quarterly Report on Form 10-Q or as of the date they were made or as otherwise specified herein and, except as required by applicable law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$160,830	$443,707
Accounts receivable, net	84,001	76,948
Inventories	56,641	29,478
Prepaid expenses and other current assets	28,682	17,263
Total current assets	330,154	567,396
Property and equipment, at cost	3,479,343	3,385,308
Accumulated depreciation	(1,809,262)	(1,740,144)
Property and equipment, net	1,670,081	1,645,164
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	133,191	132,217
Deferred tax assets, net	22,528	23,995
Other assets, net	17,378	18,266
Total assets	$2,396,610	$2,610,316
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$172,263	$134,311
Current maturities of long-term debt	12,000	12,000
Operating lease liabilities	3,088	2,895
Accrued salaries, wages and benefits	16,419	22,156
Deferred revenue	235,542	154,793
Other accrued liabilities	59,124	45,811
Total current liabilities	498,436	371,966
Long-term debt, net	2,101,955	2,104,835
Long-term operating lease liabilities	118,180	117,046
Deferred tax liabilities, net	38,053	12,803
Other liabilities	41,437	37,582
Total liabilities	2,798,061	2,644,232
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 96,212,193 and 95,541,992 shares issued at June 30, 2022 and December 31, 2021, respectively	962	955
Additional paid-in capital	700,866	711,474
Accumulated deficit	(7,664)	(115,287)
Treasury stock, at cost (27,830,224 and 19,953,042 shares at June 30, 2022 and December 31, 2021, respectively)	(1,095,615)	(631,058)
Total stockholders’ deficit	(401,451)	(33,916)
Total liabilities and stockholders’ deficit	$2,396,610	$2,610,316

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues:
Admissions	$275,505	$243,225	$426,367	$339,005
Food, merchandise and other	229,312	196,559	349,143	272,699
Total revenues	504,817	439,784	775,510	611,704
Costs and expenses:
Cost of food, merchandise and other revenues	41,518	34,173	64,558	49,115
Operating expenses (exclusive of depreciation and amortization shown separately below)	190,496	157,307	343,421	265,079
Selling, general and administrative expenses	56,158	43,190	102,217	74,654
Severance and other separation costs	83	1,496	113	1,582
Depreciation and amortization	38,551	36,247	77,163	72,805
Total costs and expenses	326,806	272,413	587,472	463,235
Operating income	178,011	167,371	188,038	148,469
Other (income) expense, net	(32)	21	(44)	195
Interest expense	26,810	31,127	52,180	62,083
Income before income taxes	151,233	136,223	135,902	86,191
Provision for income taxes	34,623	8,461	28,279	3,313
Net income	$116,610	$127,762	$107,623	$82,878
Earnings per share:
Earnings per share, basic	$1.63	$1.62	$1.46	$1.05
Earnings per share, diluted	$1.62	$1.59	$1.45	$1.03
Weighted average common shares outstanding:
Basic	71,686	78,986	73,623	78,724
Diluted	72,168	80,177	74,449	80,123

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2021	95,541,992	$955	$711,474	$(115,287)	$(631,058)	$(33,916)
Equity-based compensation	—	—	6,982	—	—	6,982
Vesting of restricted shares	361,403	4	(4)	—	—	—
Shares withheld for tax withholdings	(111,865)	(1)	(7,737)	—	—	(7,738)
Exercise of stock options	46,503	—	1,127	—	—	1,127
Repurchase of 1,535,427 shares of treasury stock, at cost	—	—	—	—	(109,905)	(109,905)
Net loss	—	—	—	(8,987)	—	(8,987)
Balance at March 31, 2022	95,838,033	958	711,842	(124,274)	(740,963)	(152,437)
Equity-based compensation	—	—	2,549	—	—	2,549
Vesting of restricted shares	545,819	6	(6)	—	—	—
Shares withheld for tax withholdings	(201,442)	(2)	(14,327)	—	—	(14,329)
Exercise of stock options	29,783	—	808	—	—	808
Repurchase of 6,341,755 shares of treasury stock, at cost	—	—	—	—	(354,652)	(354,652)
Net income	—	—	—	116,610	—	116,610
Balance at June 30, 2022	96,212,193	$962	$700,866	$(7,664)	$(1,095,615)	$(401,451)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2020	94,652,248	$946	$680,360	$(371,800)	$(415,309)	$(105,803)
Equity-based compensation	—	—	4,473	—	—	4,473
Vesting of restricted shares	130,834	1	(1)	—	—	—
Shares withheld for tax withholdings	(41,271)	—	(1,971)	—	—	(1,971)
Exercise of stock options	116,634	1	2,392	—	—	2,393
Net loss	—	—	—	(44,884)	—	(44,884)
Balance at March 31, 2021	94,858,445	948	685,253	(416,684)	(415,309)	(145,792)
Equity-based compensation	—	—	5,634	—	—	5,634
Vesting of restricted shares	653,146	7	(7)	—	—	—
Shares withheld for tax withholdings	(213,601)	(3)	(10,554)	—	—	(10,557)
Exercise of stock options	82,491	1	1,638	—	—	1,639
Net income	—	—	—	127,762	—	127,762
Balance at June 30, 2021	95,380,481	$953	$681,964	$(288,922)	$(415,309)	$(21,314)

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$107,623	$82,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,163	72,805
Amortization of debt issuance costs and discounts	3,130	3,323
Deferred income tax provision	26,530	682
Equity-based compensation	9,531	10,107
Other, including loss on sale or disposal of assets, net	8,539	2,112
Changes in assets and liabilities:
Accounts receivable	(9,690)	(75,345)
Inventories	(27,126)	5,647
Prepaid expenses and other current assets	(10,101)	(3,896)
Accounts payable and accrued expenses	34,902	20,361
Accrued salaries, wages and benefits	(5,737)	8,464
Deferred revenue	80,778	121,815
Other accrued liabilities	4,699	845
Right-of-use assets and operating lease liabilities	354	224
Other assets and liabilities	(961)	(1,944)
Net cash provided by operating activities	299,634	248,078
Cash Flows From Investing Activities:
Capital expenditures	(101,048)	(44,981)
Net cash used in investing activities	(101,048)	(44,981)
Cash Flows From Financing Activities:
Repayments of long-term debt	(6,000)	(7,752)
Purchase of treasury stock	(454,801)	—
Payment of tax withholdings on equity-based compensation through shares withheld	(22,067)	(12,528)
Exercise of stock options	1,935	4,032
Debt issuance costs	(469)	—
Other financing activities	(371)	(4,357)
Net cash used in financing activities	(481,773)	(20,605)
Change in Cash and Cash Equivalents, including Restricted Cash	(283,187)	182,492
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	444,486	435,225
Cash and Cash Equivalents, including Restricted Cash—End of period	$161,299	$617,717
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital expenditures in accounts payable	$25,599	$18,737
Treasury stock purchases not yet settled in other accrued liabilities	$9,756	$—
Other financing arrangements	$—	$4,239

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

Impact of Global COVID-19 Pandemic

The Company’s results of operations for the three and six months ended June 30, 2022 continue to be impacted by the global COVID-19 pandemic due in part to a decline in both international and group-related attendance from historical levels.  Additionally, results of operations for the three and six months ended June 30, 2021 were also significantly impacted by the following factors: (i) capacity limitations, modified/limited operations and/or temporary park closures; (ii) decreased demand due to public concerns associated with the pandemic; and (iii) restrictions on international travel.  In particular, the Company’s SeaWorld park in California was closed at the beginning of 2021 due to State of California guidance.  The Company was able to reopen this park on February 6, 2021 on a limited basis, following California guidance for reopening zoos. Subsequently, on April 12, 2021, in accordance with California guidance, this park resumed operations as a theme park with restricted capacity and on June 15, 2021, capacity restrictions for this park were removed. Separately, during the first quarter of 2021, the Company’s Busch Gardens park in Virginia was also significantly impacted by state restrictions.  At the beginning of 2021, the State of Virginia had a state mandated capacity restriction of approximately 4,000 guests at a time for this park. On February 1, 2021, in consultation with the State of Virginia, the Company further increased capacity to approximately 6,000 guests. The Company was able to further increase capacity for this park on April 1, 2021 to approximately 13,000 guests. On May 28, 2021, theme park capacity restrictions in the State of Virginia were removed.  By the end of the second quarter of 2021, all of the Company’s 12 parks were open and operating without COVID-19 related capacity limitations.

The Company continuously monitors guidance from federal, state and local authorities and engages with governmental authorities as well as medical/scientific consultants, when necessary. The Company may adjust its plans accordingly as laws change and new information and guidance becomes available.  The COVID-19 pandemic has had, and may continue to have, a material impact on the Company’s financial results.

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

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2022 or any future period due in part to the seasonal nature of the Company’s operations.  Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first and fourth quarters, in part because seven of its theme parks were historically only open for a portion of the year.  However, starting in 2021, the Company added additional operating days for three of these parks.  In particular, the Company began year-round operations at its SeaWorld park in Texas and began to operate on select days on a year round basis at its Busch Gardens park in Virginia and its Sesame Place park in Pennsylvania. Additionally, on March 26, 2022, the Company opened its Sesame Place San Diego park which, on an annual basis, is expected to be open more operating days, weather permitting, than the Aquatica San Diego park it replaced.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including SEA. All intercompany accounts have been eliminated in consolidation.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets and liabilities, deferred revenue, equity compensation, the valuation of goodwill and other indefinite-lived intangible assets and reviews for potential impairment of long-lived assets. Estimates are based on various factors including current and historical trends, as well as other pertinent company and industry data.  The Company regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.  Actual results could differ from those estimates. Based on the uncertainty relating to the COVID-19 pandemic, the emergence of new variants, and the current operating environment, including but not limited to the impact or timing of government restrictions, any future capacity limitations due to social distancing guidelines, public sentiment on social gatherings, travel and attendance patterns, possible travel restrictions, effectiveness and adoption of vaccines, boosters and/or medications, supply chain disruptions, inflationary pressures, foreign exchange rates, and/or additional actions which could be taken by government authorities to manage the pandemic or other macroeconomic issues, the Company is not certain of the ultimate impact these factors could have on its estimates, business or results of operations.

Segment Reporting

The Company maintains discrete financial information for each of its twelve theme parks, which is used by the Chief Operating Decision Maker (“CODM”), as a basis for allocating resources and assessing performance. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics. In addition, all the Company’s theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target similar consumer groups. Accordingly, based on these economic and operational similarities and the way the CODM monitors and makes decisions affecting the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

Restricted Cash

Restricted cash is recorded in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. Restricted cash consists primarily of funds received from strategic partners for use in approved marketing and promotional activities.

	June 30,	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$160,830	$443,707
Restricted cash, included in prepaid expenses and other current assets	469	779
Total cash, cash equivalents and restricted cash	$161,299	$444,486

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock.  Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes.  The Company accounts for treasury stock on the trade date under the cost method.  Treasury stock at June 30, 2022 and December 31, 2021 is reflected within stockholders’ deficit.  See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At June 30, 2022 and December 31, 2021, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreement, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(In thousands)
Deferred revenue, including long-term portion	$250,433	$169,333
Less: Deferred revenue, long-term portion, included in other liabilities	14,891	14,540
Deferred revenue, short-term portion	$235,542	$154,793

Approximately $112.1 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2021 was recognized as revenue during the six months ended June 30, 2022. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

International Agreements

The Company has previously received $10.0 million in deferred revenue recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East to provide certain services pertaining to the planning and design of SeaWorld Abu Dhabi, a marine life theme park on Yas Island (the “Middle East Project”), with funding received expected to offset internal expenses. The Company also receives additional funds from its partner related to agreed-upon services and reimbursements of costs incurred by the Company on behalf of the Middle East Project including approximately $1.6 million recorded in deferred revenue in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2022 and approximately $4.2 million and $4.5 million of long-term deferred revenue recorded in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. Separately, the Company recognizes an asset for the costs incurred related to the Middle East Project to fulfill the contract if the costs are specifically identifiable, enhance resources that will be used to satisfy performance obligations in the future and are expected to be recovered. As a result, approximately $1.6 million of costs incurred are recorded in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2022 and approximately $10.2 million and $9.6 million of other costs incurred are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The related deferred revenue and expense will begin to be recognized when substantially all the services have been performed. The Company continually monitors performance on the contract and will make adjustments, if necessary. Construction for the Middle East Project is on track and scheduled to be completed by the end of 2022.

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

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	For the Three Months Ended June 30,
	2022			2021
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$116,610	71,686	$1.63	$127,762	78,986	$1.62
Effect of dilutive incentive-based awards		482			1,191
Diluted earnings per share	$116,610	72,168	$1.62	$127,762	80,177	$1.59

	For the Six Months Ended June 30,
	2022			2021
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$107,623	73,623	$1.46	$82,878	78,724	$1.05
Effect of dilutive incentive-based awards		826			1,399
Diluted earnings per share	$107,623	74,449	$1.45	$82,878	80,123	$1.03

In accordance with the Earnings Per Share Topic of the Accounting Standards Codification (“ASC”), basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock awards). Unvested restricted stock awards are eligible to receive dividends, if any; however, dividend rights will be forfeited if the award does not vest.  Accordingly, only vested shares of formerly restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. During the three and six months ended June 30, 2022, there were approximately 269,000 and 204,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and six months ended June 30, 2021, there were approximately 184,000 and 126,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 994,000 and 1,141,000 as of June 30, 2022 and 2021, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three months ended June 30, 2022 was 22.9% and differs from the effective statutory federal income tax rate of 21.0% primarily due to state income taxes and other compensation related items, partially offset by a tax benefit related to equity-based compensation which vested during the period. The Company’s consolidated effective tax rate for the six months ended June 30, 2022 was 20.8% and differs from the effective statutory federal income tax rate of 21.0% primarily due to a tax benefit related to equity-based compensation which vested during the period, partially offset by state income taxes and other compensation related items. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2021 was 6.2% and 3.8%, respectively, and differs from the effective statutory federal income tax rate of 21.0% primarily due to valuation adjustments on federal and state net operating loss carryforwards during the three and six months ended June 30, 2021.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources.  Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards.  Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of June 30, 2022 and December 31, 2021, the Company’s valuation allowance consisted of approximately $4.8 million, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

The computation of the estimated annual effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the forecasted pre-tax income or loss for the year, projections of the proportion of income and/or loss earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The volatile global economic conditions resulting in part from the COVID-19 pandemic, the impacts of which are difficult to predict, may cause fluctuations in the Company’s forecasted pre-tax income or loss for the year, which could create volatility in its estimated annual effective tax rate. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as the Company’s tax environment changes. To the extent that the estimated annual effective tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs. The Company’s valuation allowances, in part, also rely on estimates and assumptions related to future financial performance. Given the macroeconomic environment related in part to the COVID-19 pandemic and the uncertainties regarding the related impact on financial performance, the Company’s valuation allowances may need to be further adjusted in the future.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2022 and December 31, 2021, consisted of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Accrued interest	$18,116	$17,372
Accrued taxes	9,655	784
Self-insurance reserve	8,470	8,210
Other	22,883	19,445
Total other accrued liabilities	$59,124	$45,811

As of June 30, 2022 and December 31, 2021, other accrued liabilities above includes approximately $10.9 million related to certain contractual liabilities arising from the temporary COVID-19 park closures. As of June 30, 2022, other accrued liabilities above also includes approximately $9.8 million related to share repurchases not yet settled. See further discussion of the Company’s share repurchase program in Note 10–Stockholders’ Deficit.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt, net, as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
	(In thousands)
Term B Loans (effective interest rate of 4.06% and 3.50% at June 30, 2022 and December 31, 2021, respectively)	$1,191,000	$1,197,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	227,500	227,500
Total long-term debt	2,143,500	2,149,500
Less: unamortized discounts and debt issuance costs	(29,545)	(32,665)
Less: current maturities	(12,000)	(12,000)
Total long-term debt, net	$2,101,955	$2,104,835

Refinancing Transactions

On August 25, 2021 (the “Closing Date”), SEA entered into a Restatement Agreement (the “Restatement Agreement”) pursuant to which SEA amended and restated its then existing senior secured credit agreement dated as of December 1, 2009 (as amended, restated, supplemented or otherwise modified from time to time, and the senior secured credit facilities thereunder (the “Existing Secured Credit Facilities”), and, as amended and restated by the Restatement Agreement (the “Amended and Restated Credit Agreement”).

The Amended and Restated Credit Agreement provides for senior secured financing of up to $1,585.0 million, consisting of:

(i)

a first lien term loan facility (the “Term Loan Facility” and the loans thereunder, the “Term B Loans”), in an aggregate principal amount of $1,200.0 million which was fully drawn on the Closing Date. The Term Loan Facility will mature on August 25, 2028; and

(ii)

a first lien revolving credit facility (the “Revolving Credit Facility” (and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $385.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility.  The Revolving Credit Facility will mature on August 25, 2026. On June 9, 2022, SEA entered into an incremental amendment to the Amended and Restated Credit Agreement to increase the revolving facility commitments under the Revolving Credit Facility by $5.0 million bringing the aggregate committed principal amount to $390.0 million as of such date.

Also on the Closing Date, SEA completed a private offering of $725.0 million aggregate principal amount of 5.250% unsecured senior notes due 2029 (the “Senior Notes”). See Senior Notes section for more details.

The Company used proceeds of the Term B Loans drawn on the Closing Date, together with the proceeds from the offering of the Senior Notes and cash on hand, to redeem SEA’s then outstanding 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Secured Notes”), to refinance the SEA’s Existing Secured Credit Facilities, and to pay related expenses of the offering and refinancing (collectively, the “Refinancing Transactions”). As a result of the Refinancing Transactions, on the Closing Date, SEA terminated its Existing Secured Credit Facilities and associated Term B-5 Loans and repaid all of its related outstanding obligations in respect of principal, interest and fees.

Senior Secured Credit Facilities

Borrowings under the Term B Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest quoted in the print edition of the Wall Street Journal, Money Rates Section, as the prime rate as in effect from time to time and (c) one-month Adjusted LIBOR plus 1% per annum (provided that in no event shall such ABR rate with respect to the Term B Loans be less than 1.50% per annum) (“ABR”), in each case, plus an applicable margin of 2.00% or (ii) a LIBOR rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Term B Loans be less than 0.50% per annum) (“LIBOR”) plus an applicable margin of 3.00%.

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

As of June 30, 2022, SEA had approximately $19.7 million of outstanding letters of credit, leaving approximately $370.3 million available under the Revolving Credit Facility, which was not drawn upon as of June 30, 2022.

Senior Notes

The Senior Notes will mature on August 15, 2029. Interest on the Senior Notes will accrue at 5.250% per annum and will be paid semi-annually, in arrears on February 15 and August 15 of each year.

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

Second-Priority Senior Secured Notes

The Second-Priority Senior Secured Notes were scheduled to mature on August 1, 2025 and had interest payment dates of February 1 and August 1. See additional discussion in the preceding Refinancing Transactions section regarding the full redemption of the Second-Priority Senior Secured Notes in August 2021.

Restrictive Covenants

The Amended and Restated Credit Agreement governing the Senior Secured Credit Facilities and the indentures governing the Senior Notes and First-Priority Senior Secured Notes (collectively, the “Debt Agreements”), contain covenants that limit the ability of the Company, SEA and its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue certain preferred shares; (ii) make dividend payments on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and (viii) enter into certain transactions with their affiliates. These covenants are subject to a number of important limitations and exceptions and are based, in part on the Company’s ability to satisfy certain tests and engage in certain transactions based on Covenant Adjusted EBITDA, as defined in the related Debt Agreements.  Covenant Adjusted EBITDA includes certain adjustments permitted under the relevant agreements, including but not limited to estimated cost savings, recruiting and retention costs, public company compliance costs, litigation and arbitration costs and other costs and adjustments as permitted under the Debt Agreements.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of June 30, 2022, the net total leverage ratio as calculated under the Debt Agreements was 2.67 to 1.00.

As of June 30, 2022, SEA was in compliance with all covenants contained in the documents governing the Debt Agreements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt at June 30, 2022 is repayable as follows and does not include the impact of any future voluntary prepayments.

Years Ending December 31:	(In thousands)
Remainder of 2022	$6,000
2023	12,000
2024	12,000
2025	239,500
2026	12,000
Thereafter	1,862,000
Total	$2,143,500

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $48.6 million in the six months ended June 30, 2022.  Cash paid for interest relating to the Senior Secured Credit Facilities, Second-Priority Senior Secured Notes, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $58.3 million in the six months ended June 30, 2021.

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

Of the Company’s long-term obligations as of June 30, 2022 and December 31, 2021, the Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes and Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value as of June 30, 2022 and December 31, 2021. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of June 30, 2022:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2022
	(In thousands)
Long-term obligations (a)	$846,950	$1,191,000	$—	$2,037,950

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt, net of $2.102 billion as of June 30, 2022.

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

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt, net of $2.105 billion as of December 31, 2021.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Securities Class Action Lawsuit

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers. The plaintiffs allege, among other things, that the defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business. The complaint further alleges that such statements were made to induce plaintiffs to purchase common stock of the Company at artificially-inflated prices and that plaintiffs suffered investment losses as a result.  In May 2022, the parties reached a resolution of the matter, and the case has now been dismissed with prejudice. The full settlement amount is not considered material and was paid as of June 30, 2022.

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “Licensing Agreement”). The Company had previously recorded the additional amount claimed but disputes the application and calculation of the additional payment. The amounts accrued are the Company’s best estimate and, at this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material. On June 27, 2022, Sesame Workshop initiated arbitration pursuant to the License Agreement. The Company intends to vigorously defend its position.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 27, 2022, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company captioned Quinton Burns individually and Next Friend of K.B., a minor v. SeaWorld Parks & Entertainment, Inc.  and SeaWorld Parks & Entertainment LLC, Civil Case No. 2:22-cv-09941 (the “Quinton Matter”). The Complaint states the putative class consists of Quinton Burns and K.B. Burns and similarly situated Black people.  The Complaint alleges the Company engaged in disparate treatment of Class members based on their race and in so doing violated the Civil Rights Act of 1866 and Pennsylvania common law.  The Complaint seeks compensatory and punitive damages and attorneys’ fees and costs as well declarative and injunctive relief.  The Quinton matter is in the preliminary stages of litigation.  The Company has not yet been served with the Complaint. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously.  While there can be no assurance regarding the ultimate outcome of the litigation, the Company believes a potential loss, if any, would not be material.

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

License Commitments

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA has the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of June 30, 2022, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $25.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the Sesame Workshop Arbitration section.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Equity compensation expense included in operating expenses	$689	$1,564	$2,654	$2,502
Equity compensation expense included in selling, general and administrative expenses	1,860	4,070	6,877	7,605
Total equity compensation expense	$2,549	$5,634	$9,531	$10,107

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7.4 million shares are available for future issuance as of June 30, 2022.

Bonus Performance Restricted Units

During the six months ended June 30, 2022, the Company granted approximately 105,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2022 (the “2022 Bonus Plan”).  The 2022 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, including the achievement of certain cost targets, as defined by the 2022 Bonus Plan, with respect to the year ended December 31, 2022 (“Fiscal 2022”).  The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2022 which ranges from 0% (if below threshold performance), to 100% (if at target performance) with opportunities to earn above 100% when achievement is above the target performance for certain metrics.

The Company also had an annual bonus plan for the fiscal year ended December 31, 2021 (“Fiscal 2021”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2021.  Based on the Company’s actual Fiscal 2021 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 120,000 shares in the six months ended June 30, 2022 and the remaining unvested units forfeited in accordance with their terms.

Long-term Incentive Performance Restricted Awards

During the six months ended June 30, 2022, the Company granted long-term incentive plan awards for 2022 (the “2022 Long-Term Incentive Grant”) which were comprised of approximately 50,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 145,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

Long-Term Incentive Options

The Long-Term Incentive Options vest over three years, with one-third vesting on each anniversary of the date of grant, subject to continued service through the applicable vesting date. Equity compensation expense for these options is recognized for each tranche over the vesting period using the straight-line method. Upon stock option exercises, authorized but unissued shares are issued by the Company.

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

Other

During the six months ended June 30, 2022, a portion of the previously granted long-term incentive performance restricted units under the 2019 Long-Term Incentive Plan vested based on the Company’s actual Fiscal 2021 results. The remainder of the 2019 Long-Term Incentive Plan awards are eligible to vest in 2023 and/or 2024.

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period if the performance condition is probable of being achieved.  If the probability of vesting changes for performance-vesting restricted awards in a subsequent period, all equity compensation expense related to those awards, that would have been recorded, if any, over the requisite service period had the new percentage been applied from inception, will be recorded as a cumulative catch-up or reduction at such subsequent date.

10. STOCKHOLDERS’ DEFICIT

As of June 30, 2022, 96,212,193 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 27,830,224 shares of treasury stock held by the Company and excludes 7,214 unvested shares of common stock and 1,480,803 unvested restricted stock units or deferred stock units held by certain participants in the Company’s equity compensation plans or members of the Company’s Board (see Note 9–Equity-Based Compensation).

Share Repurchase Programs

The Board had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Former Share Repurchase Program”). On March 10, 2022, the Board approved a replenishment to the Former Share Repurchase Program of $228.2 million, bringing the total amount authorized for future share repurchases back up to $250.0 million at that time. Under the Former Share Repurchase Program, during the six months ended June 30, 2022, the Company repurchased 3,563,086 shares for an aggregate total of approximately $250.0 million, leaving no amount remaining under the Former Share Repurchase Program as of April 29, 2022.

On May 11, 2022, the Board approved a $250.0 million share repurchase program (the “May Share Repurchase Program”). Under the May Share Repurchase Program, during the six months ended June 30, 2022, the Company repurchased 4,314,096 shares for an aggregate total of approximately $214.6 million, leaving approximately $35.4 million available as of June 30, 2022. Subsequent to June 30, 2022, the Company repurchased 771,656 shares for an aggregate total of approximately $35.4 million, leaving no amount remaining under the May Share Repurchase Program as of July 29, 2022.

On August 4, 2022, the Company announced that its Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”).  Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limits and could be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the Company’s trading windows and available liquidity, general business and market conditions, and other factors, including legal requirements, share ownership thresholds, debt covenant restrictions and alternative investment opportunities.

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

Recent Developments

Impact of Global COVID-19 Pandemic

Our results of operations for the three and six months ended June 30, 2022 continue to be impacted by the global COVID-19 pandemic due in part to a decline in both international and group-related attendance from historical levels.  Additionally, results of operations for the three and six months ended June 30, 2021 were also significantly impacted by the following factors: (i) capacity limitations, modified/limited operations and/or temporary park closures; (ii) decreased demand due to public concerns associated with the pandemic; and (iii) restrictions on international travel. See further discussion in Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As approved vaccines continue to be distributed, the operating environment has improved and COVID-19 related capacity limitations have been eliminated; however, there can be no certainty relating to the impact of new variants and the extent and effectiveness of the vaccines, boosters and/or medications or how they will impact these factors and others, including domestic or international travel, group events and group-related attendance, public opinion concerning social gatherings, consumer behavior or federal, state and local regulations related to health protocols, capacity limitations and social gatherings. See the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

The current condition of the overall labor market, the challenging current operating environment and COVID-19 related factors has led to increased turnover and challenges in meeting our staffing goals. These staffing challenges have also led to wage pressures and less than optimal staffing levels. Less than optimal staffing levels, particularly in the first quarter of 2022, has impacted our ability to open some of our food and beverage outlets, caused us to temporarily close some rides or attractions and/or caused longer wait times in certain areas of our parks, particularly food, beverage and/or retail outlets. We have also been impacted by significant inflationary pressures (particularly relating to the costs for labor, goods, freight, services and capital projects), supply chain disruptions and higher interest rates.  We continue our efforts to recruit and retain talent and identify cost reduction and efficiency opportunities as well as incremental pricing and revenue opportunities to help offset cost pressures.

For further discussion relating to strategic measures we have taken to operate in the current environment, see the “Results of Operations” section.  For other factors concerning the current operating environment or the global COVID-19 pandemic, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•

Admission Per Capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix (including the impact of pass visitation rates), and the park attendance mix, among other factors. The admissions product mix, also referred to as the attendance or visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual/season passes or complimentary tickets and can be impacted by the mix of guests as domestic and international guests generally purchase higher admission per capita ticket products than local guests.  A higher mix of complimentary tickets will lower admissions per capita.  Pass visitation rates are the number of visits per pass.  A higher number of visits per pass would yield a lower admissions per capita as the related revenue is recognized over more visits.  The park attendance mix is defined as the mix of theme parks visited and can impact admission per capita based on the theme park’s respective pricing which, on average, is lower for our water parks compared to our other theme parks.

•

In-Park Per Capita Spending. We calculate in-park per capita spending as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of food and beverage, retail merchandise, parking, other in-park products, and other miscellaneous revenue, including online transaction fees, not necessarily generated in our parks, which is not significant in the periods presented.  In-park per capita spending is primarily driven by pricing, product offerings, the mix of guests (as domestic and international guests typically generate higher in-park per capita spending than local guests or pass holders), guest penetration levels (percentage of guests purchasing) and the mix of in-park spending, among other factors.

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

As a result of the COVID-19 pandemic, we believe the level of attendance in our theme parks, including the mix of attendance from certain markets and certain guests has been and/or could be impacted by public concerns over the COVID-19 pandemic, the number of reported cases of COVID-19, domestic and international travel restrictions, federal, state and local regulations related to public places, limits on social gatherings, the availability and/or effectiveness of vaccines, boosters and/or medications for adults and children, and overall public safety sentiment. We continuously monitor factors impacting our attendance, making strategic operations, marketing and sales adjustments as necessary.

Costs and Expenses

Historically, the principal costs of our operations are employee wages and benefits, driven partly by staffing levels, advertising, maintenance, animal care, utilities and insurance. Factors that affect our costs and expenses include fixed operating costs, competitive wage pressures including minimum wage legislation, commodity prices, costs for construction, repairs and maintenance, park operating hours, new parks and/or incremental operating days, new and/or enhanced events, attendance levels, supply chain issues, and inflationary pressures, among other factors. The mix of products sold compared to the prior year period can also impact our costs as retail products generally have a higher cost of sales component than our food and beverage or other in-park offerings.

We continue our focus on reducing costs and improving operating margins and streamlining our labor structure to better align with our strategic business objectives.  Since the start of the COVID-19 pandemic, we have spent significant time reviewing our operations and have identified meaningful cost savings opportunities, including technology initiatives, which we believe will further strengthen our business and, in some instances, improve our guest experiences.

See the “Impact of Global COVID-19 Pandemic” and the “Current Operating Environment” section for further details. For other factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks were only open for a portion of the year. As a result, approximately two-thirds of our attendance and revenues were historically generated in the second and third quarters of the year and we generally incurred a net loss in the first and fourth quarters. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our five theme parks which have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks could also impact attendance patterns.

Due in part to the temporary park closures, along with capacity limitations and/or modified/limited operations and other COVID-19 related impacts on our attendance, the COVID-19 pandemic has impacted the seasonality of our business and it is difficult to estimate how the COVID-19 pandemic will impact seasonality in the future. Furthermore, any changes to the operating schedule of a park such as increasing operating days for our historically seasonal parks, could change the impact of seasonality in the future. During the first six months of 2021, we began year-round operations at our SeaWorld park in Texas and began to operate on select days on a year round basis at both our Busch Gardens park in Virginia and our Sesame Place park in Pennsylvania. Additionally, on March 26, 2022, we opened our Sesame Place San Diego park which is expected to be open more operating days than the Aquatica San Diego park it replaced.

See “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

Our results for the three and six months ended June 30, 2022 are not directly comparable to the three and six months ended June 30, 2021 primarily due to COVID-19 related impacts including a temporary park closure and capacity limitations at some of our parks in 2021.

See “Impact of Global COVID-19 Pandemic” and “Attendance” for further details.  The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table presents key operating and financial information for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,		Variance
	2022	2021	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$275,505	$243,225	$32,280	13.3%
Food, merchandise and other	229,312	196,559	32,753	16.7%
Total revenues	504,817	439,784	65,033	14.8%
Costs and expenses:
Cost of food, merchandise and other revenues	41,518	34,173	7,345	21.5%
Operating expenses (exclusive of depreciation and amortization shown separately below)	190,496	157,307	33,189	21.1%
Selling, general and administrative expenses	56,158	43,190	12,968	30.0%
Severance and other separation costs	83	1,496	(1,413)	(94.5%)
Depreciation and amortization	38,551	36,247	2,304	6.4%
Total costs and expenses	326,806	272,413	54,393	20.0%
Operating income	178,011	167,371	10,640	6.4%
Other (income) expense, net	(32)	21	(53)	NM
Interest expense	26,810	31,127	(4,317)	(13.9%)
Income before income taxes	151,233	136,223	15,010	11.0%
Provision for income taxes	34,623	8,461	26,162	NM
Net income	$116,610	$127,762	$(11,152)	(8.7%)
Other data:
Attendance	6,264	5,809	455	7.8%
Total revenue per capita	$80.59	$75.71	$4.88	6.4%
Admission per capita	$43.98	$41.87	$2.11	5.0%
In-park per capita spending	$36.61	$33.84	$2.77	8.2%

NM – Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended June 30, 2022 increased $32.3 million to $275.5 million as compared to $243.2 million for the three months ended June 30, 2021. The improvement was a result of an increase in attendance and an increase in admission per capita.  Total attendance for the second quarter of 2022 increased approximately 0.5 million guests, or 7.8%, when compared to the prior year quarter.  Attendance benefitted primarily from an increase in demand resulting from a return to more normalized operations when compared to the three months ended June 30, 2021, which included COVID-19 related impacts including restrictions on international travel, modified/limited operations and capacity limitations at some of our parks. Admission per capita increased by 5.0% to $43.98 for the three months ended June 30, 2022 compared to $41.87 in the three months ended June 30, 2021, primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, which was partially offset the impact of the park mix when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2022 increased $32.8 million to $229.3 million as compared to $196.6 million for the three months ended June 30, 2021. The increase results primarily from an increase in in-park per capita spending, along with the increase in attendance.  In-park per capita spending increased by 8.2% to $36.61 in the three months ended June 30, 2022 compared to $33.84 in the three months ended June 30, 2021.  In-park per capita spending improved due to a combination of factors including pricing initiatives, improved product quality and mix and the impact of new or enhanced and expanded venues and/or other in-park offerings. These factors were partially offset by the impact of a higher mix of pass attendance when compared to the prior year quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2022 increased by $7.3 million to $41.5 million as compared to $34.2 million for the three months ended June 30, 2021.  These costs represent 18.1% and 17.4% of the related revenue earned for the three months ended June 30, 2022 and 2021, respectively.  The increase as a percent of related revenue partly relates to the impact of inflationary pressures which were partially offset by higher realized prices on some of our in-park products and the impact of sourcing cost savings initiatives.

Operating expenses. Operating expenses for the three months ended June 30, 2022 increased by $33.2 million, or 21.1%, to $190.5 million as compared to $157.3 million for the three months ended June 30, 2021. Operating expenses in the second quarter of 2021 were impacted by limited operating days and capacity limitations due to the COVID-19 pandemic. As a result, the increase in operating expenses in the second quarter of 2022 primarily results from an increase in labor-related costs and other operating costs due to a return to more normalized operations and an increase in attendance. Operating expenses were also unfavorably impacted by unusually high inflationary pressures.  These factors were partially offset by structural cost savings initiatives when compared to the second quarter of 2021. Operating expenses as a percent of revenue were 37.7% and 35.8% for the three months ended June 30, 2022 and 2021, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2022 increased $13.0 million, or 30.0%, to $56.2 million as compared to $43.2 million for the three months ended June 30, 2021.  The increase in selling, general and administrative expenses is primarily due to increased marketing-related costs, increased third-party vendor costs, and a legal settlement charge, partially offset by a decrease in non-cash equity compensation expense and the impact of cost savings and efficiency initiatives.  .  Selling, general and administrative expenses as a percent of revenue were 11.1% and 9.8% for the three months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2022 increased by $2.3 million, or 6.4%, to $38.6 million as compared to $36.2 million for the three months ended June 30, 2021. The increase primarily relates to new asset additions partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended June 30, 2022 decreased approximately $4.3 million, or 13.9%, to $26.8 million as compared to $31.1 million for the three months ended June 30, 2021. The decrease primarily relates to the net impact of lower interest as a result of the Refinancing Transactions. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Provision for income taxes. Provision for income taxes for the three months ended June 30, 2022 was $34.6 million compared to $8.5 million for the three months ended June 30, 2021.  Our consolidated effective tax rate was 22.9% for the three months ended June 30, 2022 compared to 6.2% for the three months ended June 30, 2021.  The effective tax rate in the three months ended June 30, 2022 was primarily impacted by state income taxes and other compensation items, partially offset by a tax benefit related to equity-based compensation which vested during the quarter.  The effective tax rate in the three months ended June 30, 2021 was primarily impacted by non-cash valuation allowance adjustments on federal and state net operating loss, a valuation allowance adjustment on federal tax credits, changes in state tax rates and tax impacts of equity-based compensation. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Supplemental comparison of the three months ended June 30, 2022 to the three months ended June 30, 2019

We believe a comparison of selected financial results for the three months ended June 30, 2022 to the three months ended June 30, 2019 may provide additional insight regarding the current impact of the COVID-19 pandemic on our business.  As such, the following supplemental discussion provides an analysis of selected operating results for the three months ended June 30, 2022 compared to the three months ended June 30, 2019. The selected summary financial data for the three months ended June 30, 2019 was derived from the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2019.

	For the Three Months Ended
	June 30,		Variance
	2022	2019	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$275,505	$227,828	$47,677	20.9%
Food, merchandise and other	229,312	178,164	51,148	28.7%
Total revenues	504,817	405,992	98,825	24.3%
Selected costs and expenses:
Cost of food, merchandise and other revenues	41,518	32,006	9,512	29.7%
Operating expenses (exclusive of depreciation and amortization)	190,496	170,398	20,098	11.8%
Selling, general and administrative expenses	56,158	67,205	(11,047)	(16.4%)
Other data:
Attendance	6,264	6,463	(199)	(3.1%)
Total revenue per capita	$80.59	$62.82	$17.77	28.3%
Admission per capita	$43.98	$35.25	$8.73	24.8%
In-park per capita spending	$36.61	$27.57	$9.04	32.8%

Admissions revenue. Admissions revenue for the three months ended June 30, 2022 increased $47.7 million, or 20.9%, to $275.5 million as compared to $227.8 million for the three months ended June 30, 2019. The increase in admissions revenue was primarily a result of an increase in admissions per capita, partially offset by a decrease in attendance of approximately 0.2 million guests, or 3.1%.  Admission per capita increased by 24.8% to $43.98 in 2022 compared to $35.25 in 2019. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, along with the net impact of the admissions product mix when compared to the second quarter of 2019.  Attendance declined when compared to 2019 primarily due to a decline from international guest visitation and group-related attendance. Excluding international guest visitation and group-related attendance, attendance increased by approximately 3.3% when compared to the second quarter of 2019.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2022 increased $51.1 million, or 28.7%, to $229.3 million as compared to $178.2 million for the three months ended June 30, 2019, primarily as a result of an increase in in-park per capita spending, partially offset by a decrease in attendance.  In-park per capita spending increased by 32.8% to $36.61 in the second quarter of 2022 compared to $27.57 in the second quarter of 2019.  In-park per capita spending improved primarily due to pricing initiatives, improved product quality and mix and the impact of new or enhanced and expanded venues and/or events or other in-park offerings, partially offset by a higher mix of pass attendance during the quarter when compared to the second quarter of 2019.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2022 increased $9.5 million, or 29.7%, to $41.5 million as compared to $32.0 million for the three months ended June 30, 2019.  These costs represent 18.1% and 18.0% of the related revenue earned for the three months ended June 30, 2022 and 2019, respectively.  The increase as a percent of related revenue partly relates to the impact of unusually high inflationary pressures which were largely offset by higher realized prices on some of our in-park products and the impact of sourcing cost savings initiatives.

Operating expenses. Operating expenses for the three months ended June 30, 2022 increased $20.1 million, or 11.8%, to $190.5 million as compared to $170.4 million for the three months ended June 30, 2019.  The increase primarily results from operating costs associated with incremental operating days, venues, events and attractions when compared to 2019, an increase in non-cash fixed asset write-offs, and inflationary pressures, partially offset by a net reduction in labor-related costs and other operating costs primarily resulting from structural cost savings initiatives. Operating expenses were 37.7% of total revenues for the three months ended June 30, 2022 compared to 42.0% for the three months ended June 30, 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2022 decreased $11.0 million, or 16.4%, to $56.2 million as compared to $67.2 million for the three months ended June 30, 2019.  The decrease primarily relates to a reduction in marketing related costs and the impact of cost savings and efficiency initiatives, partially offset by a legal settlement charge. As a percentage of total revenue, selling, general and administrative expenses were 11.1%  for the three months ended June 30, 2022 compared to 16.6% for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table presents key operating and financial information for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,		Variance
	2022	2021	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$426,367	$339,005	$87,362	25.8%
Food, merchandise and other	349,143	272,699	76,444	28.0%
Total revenues	775,510	611,704	163,806	26.8%
Costs and expenses:
Cost of food, merchandise and other revenues	64,558	49,115	15,443	31.4%
Operating expenses (exclusive of depreciation and amortization shown separately below)	343,421	265,079	78,342	29.6%
Selling, general and administrative expenses	102,217	74,654	27,563	36.9%
Severance and other separation costs	113	1,582	(1,469)	(92.9%)
Depreciation and amortization	77,163	72,805	4,358	6.0%
Total costs and expenses	587,472	463,235	124,237	26.8%
Operating income	188,038	148,469	39,569	26.7%
Other (income) expense, net	(44)	195	(239)	NM
Interest expense	52,180	62,083	(9,903)	(16.0%)
Income before income taxes	135,902	86,191	49,711	57.7%
Provision for income taxes	28,279	3,313	24,966	NM
Net income	$107,623	$82,878	$24,745	29.9%
Other data:
Attendance	9,666	8,023	1,643	20.5%
Total revenue per capita	$80.23	$76.24	$3.99	5.2%
Admission per capita	$44.11	$42.25	$1.86	4.4%
In-park per capita spending	$36.12	$33.99	$2.13	6.3%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the six months ended June 30, 2022 increased $87.4 million to $426.4 million as compared to $339.0 million for the six months ended June 30, 2021. The improvement was largely a result of an increase in attendance along with an increase in admissions per capita. Total attendance for the first six months of 2022 increased by approximately 1.6 million guests when compared to the first six months of 2021.  Attendance benefitted primarily from an increase in demand resulting from a return to more normalized operations when compared to the first six months of 2021, which included COVID-19 related impacts including limited operating days, a temporary park closure, capacity limitations at some of our parks and restrictions on international travel. Admission per capita increased by 4.4% to $44.11 for the six months ended June 30, 2022 compared to $42.25 for the six months ended June 30, 2021, primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, which was partially offset by the impact of the park mix when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2022 increased $76.4 million to $349.1 million as compared to $272.7 million for the six months ended June 30, 2021. The increase largely results from the increase in attendance discussed above, along with an improvement in in-park per capita spending. In-park per capita spending increased by 6.3% to $36.12 for the six months ended June 30, 2022 compared to $33.99 for the six months ended June 30, 2021. In park per capita spending improved due to a combination of factors including, pricing initiatives, improved product quality and mix and the impact of new or enhanced and/or expanded venues and/or events or other in-park offerings, partially offset by a higher mix of pass attendance and the impact of park mix when compared to the prior year period. In-park per capita spending was also unfavorably impacted by less than optimal staffing, particularly during the first quarter of 2022, that impacted our ability to fully operate and/or open some of our food and beverage and retail outlets.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2022 increased $15.4 million to $64.6 million as compared to $49.1 million for the six months ended June 30, 2021.  These costs represent 18.6% and 18.0% of the related revenue earned for the six months ended June 30, 2022 and 2021, respectively. The increase as a percent of related revenue partly relates to the impact of unusually high inflationary pressures which were partially offset by higher realized prices on some of our in-park products and the impact of sourcing cost savings initiatives.

Operating expenses. Operating expenses for the six months ended June 30, 2022 increased by $78.3 million, or 29.6%, to $343.4 million as compared to $265.1 million for the six months ended June 30, 2021. Operating expenses in the first six months of 2021 were significantly impacted by limited operating days, a temporary park closure and capacity limitations due to the COVID-19 pandemic. As a result, the increase in operating expenses in the first six months of 2022 primarily results from an increase in labor-related costs and other operating costs due to a return to more normalized operations and an increase in attendance. Operating expenses were also impacted by a non-cash increase in self-insurance reserve adjustments and inflationary pressures, partially offset by structural cost savings initiatives when compared to the first six months of 2021. Operating expenses as a percent of revenue were 44.3% for the six months ended June 30, 2022 and 43.3% for the six months ended June 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2022 increased $27.6 million, or 36.9%, to $102.2 million as compared to $74.7 million for the six months ended June 30, 2021. The increase is primarily due to increased marketing-related costs, increased third-party vendor costs and a legal settlement charge, partially offset by the impact of cost savings and efficiency initiatives. Selling, general and administrative expenses as a percent of revenue were 13.2% for the six months ended June 30, 2022 and 12.2% for the six months ended June 30, 2021.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2022 increased $4.4 million, or 6.0%, to $77.2 million as compared to $72.8 million for the six months ended June 30, 2021. The increase primarily relates to new asset additions partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the six months ended June 30, 2022 decreased $9.9 million, or 16.0%, to $52.2 million as compared to $62.1 million for the six months ended June 30, 2021. The decrease primarily relates to the net impact of lower interest as a result of the Refinancing Transactions. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2022 was $28.3 million compared to $3.3 million for the six months ended June 30, 2021.  Our consolidated effective tax rate was 20.8% for the six months ended June 30, 2022 compared to 3.8% for the six months ended June 30, 2021.  The effective tax rate in the six months ended June 30, 2022 was primarily impacted by a tax benefit related to equity-based compensation which vested during the period, partially offset by state income taxes and other compensation related items.  The effective tax rate in the six months ended June 30, 2021 was primarily impacted by non-cash valuation allowance adjustments on federal and state net operating loss carryforwards, a valuation allowance adjustment on federal tax credits, changes in state tax rates and tax impacts of equity-based compensation. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Supplemental comparison of the six months ended June 30, 2022 to the six months ended June 30, 2019

We believe a comparison of selected financial results for the six months ended June 30, 2022 to the six months ended June 30, 2019 may provide additional insight regarding the current impact of the COVID-19 pandemic on our business.  As such, the following supplemental discussion provides an analysis of selected operating results for the six months ended June 30, 2022 compared to the six months ended June 30, 2019. The selected summary financial data for the first six months of 2019 was derived from the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2019.

	For the Six Months Ended
	June 30,		Variance
	2022	2019	#	%
Selected Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$426,367	$356,741	$69,626	19.5%
Food, merchandise and other	349,143	269,826	79,317	29.4%
Total revenues	775,510	626,567	148,943	23.8%
Selected costs and expenses:
Cost of food, merchandise and other revenues	64,558	49,219	15,339	31.2%
Operating expenses (exclusive of depreciation and amortization)	343,421	320,283	23,138	7.2%
Selling, general and administrative expenses	102,217	109,969	(7,752)	(7.0%)
Other data:
Attendance	9,666	9,802	(136)	(1.4%)
Total revenue per capita	$80.23	$63.92	$16.31	25.5%
Admission per capita	$44.11	$36.39	$7.72	21.2%
In-park per capita spending	$36.12	$27.53	$8.59	31.2%

Admissions revenue. Admissions revenue for the six months ended June 30, 2022 increased $69.6 million, or 19.5%, to $426.4 million as compared to $356.7 million for the six months ended June 30, 2019. The increase in admissions revenue was primarily a result of an increase in admissions per capita which offset a decrease in attendance of approximately 0.1 million guests, or 1.4%.  Admission per capita increased by 21.2% to $44.11 in the 2022 period compared to $36.39 in the 2019 period. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, along with the net impact of the admissions product mix when compared to the first six months of 2019. Attendance declined primarily due to a decline from international guest visitation and group-related attendance when compared to 2019.  Excluding international guest visitation and group-related attendance, attendance increased by approximately 7.7% when compared to the first six months of 2019.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2022 increased $79.3 million, or 29.4%, to $349.1 million as compared to $269.8 million for the six months ended June 30, 2019, primarily as a result of an increase in in-park per capita spending, offset by a decrease in attendance.  In-park per capita spending increased by 31.2% to $36.12 in the first six months of 2022 compared to $27.53 in the first six months of 2019.  In-park per capita spending improved primarily due to pricing initiatives, improved product quality and mix and the impact of new or enhanced and/or expanded venues and/or events or other in-park offerings, partially offset by a higher mix of pass attendance during the first six months of 2022 when compared to the first six months of 2019. In-park per capita spending was unfavorably impacted by less than optimal staffing, particularly during the first quarter of 2022, that impacted our ability to fully operate and/or open some of our food and beverage and retail outlets.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2022 increased $15.3 million, or 31.2%, to $64.6 million as compared to $49.2 for the six months ended June 30, 2019.  These costs represent 18.6% and 18.2% of the related revenue earned for the six months ended June 30, 2022 and 2019, respectively. The increase as a percent of related revenue partly relates to unusually high inflationary pressures, partially offset by higher realized prices on some of our in-park products and the impact of sourcing cost savings initiatives.

Operating expenses. Operating expenses for the six months ended June 30, 2022 increased $23.1 million, or 7.2%, to $343.4 million as compared to $320.3 million for the six months ended June 30, 2019.  The increase primarily results from operating costs associated with incremental operating days, venues, events and attractions added in 2022, an increase in self-insurance reserve adjustments, an increase in non-cash fixed asset write-offs, and inflationary pressures, partially offset by a net reduction in labor-related costs and other operating costs primarily resulting from structural cost savings initiatives. Operating expenses were 44.3% of total revenues for the six months ended June 30, 2022 compared to 51.1% for the six months ended June 30, 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2022 decreased $7.8 million, or 7.0%, to $102.2 million as compared to $110.0 million for the six months ended June 30, 2019.  The decrease primarily relates to a reduction in marketing related costs and the impact of cost savings and efficiency initiatives, partially offset by a legal settlement charge. As a percentage of total revenue, selling, general and administrative expenses were 13.2% for the six months ended June 30, 2022 compared to 17.6% for the six months ended June 30, 2019.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted.  As of June 30, 2022, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.7.  Historically, we typically have operated with a working capital ratio of less than 1.0 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

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

Share Repurchases

See Note 10–Stockholders’ Deficit in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the Company’s share repurchase programs.

On August 4, 2022, we announced that our Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”).  Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limits and could be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the Company’s trading windows and available liquidity, general business and market conditions, and other factors, including legal requirements, share ownership thresholds, debt covenant restrictions and alternative investment opportunities.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2022	2021
	(Unaudited, in thousands)
Net cash provided by operating activities	$299,634	$248,078
Net cash used in investing activities	(101,048)	(44,981)
Net cash used in financing activities	(481,773)	(20,605)
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(283,187)	$182,492

Cash Flows from Operating Activities

Net cash provided by operating activities was $299.6 million during the six months ended June 30, 2022 as compared to $248.1 million during the six months ended June 30, 2021.  The change in net cash provided by operating activities was primarily impacted by improved operating performance, including increased sales of admission products and the impact of decreased interest payments in the six months ended June 30, 2022 when compared to the six months ended June 30, 2021.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the six months ended June 30, 2022 consisted primarily of capital expenditures of $101.0 million largely related to future attractions. Net cash used in investing activities during the six months ended June 30, 2021 consisted primarily of $45.0 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Six Months Ended June 30,
	2022	2021
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$67,606	$31,668
Expansion/ROI projects(b)	33,442	13,313
Capital expenditures, total	$101,048	$44,981
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, and revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. Historically, we generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2022 results primarily from share repurchases of $454.8 million and payment of tax withholdings on equity-based compensation through shares withheld of $22.1 million.  Net cash used in financing activities during the six months ended June 30, 2021 results primarily from payment of tax withholdings on equity-based compensation through shares withheld of $12.5 million and repayments on long-term debt of $7.8 million.  See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below.  As of June 30, 2022, our indebtedness consisted of senior secured credit facilities, 5.25% unsecured senior notes (the “Senior Notes”) and 8.75% first-priority senior secured notes (the “First-Priority Senior Secured Notes”).

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

As of June 30, 2022, our Senior Secured Credit Facilities consisted of $1.191 billion in Term B Loans which will mature in August 2028, along with a $390.0 million Revolving Credit Facility, which had no amounts outstanding as of June 30, 2022 and will mature in August 2026. As of June 30, 2022, SEA had approximately $19.7 million of outstanding letters of credit, leaving approximately $370.3 million available for borrowing under the Revolving Credit Facility.

Senior Notes and First-Priority Senior Secured Notes

As of June 30, 2022, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029 and $227.5 million in aggregate principal amount of First-Priority Senior Secured Notes, due on May 1, 2025.

Covenant Compliance

As of June 30, 2022, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes.  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details relating to our restrictive covenants.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus, (i) income tax provision, (ii) interest expense, consent fees and similar financing costs, (iii) depreciation and amortization, (iv) equity-based compensation expense, (v) loss on extinguishment of debt, (vi) certain non-cash charges/credits including those related to asset disposals, (vii) certain business optimization, development and strategic initiative costs, (viii) merger, acquisition, integration and certain investment costs, and (ix) other nonrecurring costs including incremental costs associated with the COVID-19 pandemic or similar unusual events.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2022	2021	2022	2021	2022
	(Unaudited, in thousands)
Net income	$116,610	$127,762	$107,623	$82,878	$281,258
Provision for income taxes	34,623	8,461	28,279	3,313	24,802
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	—	—	—	58,827
Interest expense	26,810	31,127	52,180	62,083	106,739
Depreciation and amortization	38,551	36,247	77,163	72,805	153,018
Equity-based compensation expense (b)	3,205	6,782	11,082	11,255	40,845
Loss on impairment or disposal of assets and certain non-cash expenses(c)	4,411	3,079	9,015	3,687	12,427
Business optimization, development and strategic initiative costs (d)	5,790	2,835	9,394	3,347	14,806
Certain investment costs and other taxes	599	329	1,000	416	1,414
COVID-19 related incremental costs (e)	623	2,192	973	4,368	19,167
Other adjusting items (f)	3,224	2	3,677	(147)	5,126
Adjusted EBITDA (g)	$234,446	$218,816	$300,386	$244,005	$718,429
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (h)					4,100
Other adjustments as defined in the Debt Agreements (i)					19,329
Covenant Adjusted EBITDA (j)					$741,858

(a)

Reflects a loss on early extinguishment of debt and write-off of discounts and debt issuance costs associated with the Refinancing Transactions.  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b)

Reflects non-cash equity compensation expenses and related payroll taxes associated with grants of equity-based compensation.  For the twelve months ended June 30, 2022, includes equity compensation expense related to certain performance vesting restricted awards which were previously not considered probable of vesting.  See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(c)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals including asset write-offs and costs related to certain rides and equipment which were removed from service. For the six and twelve months ended June 30, 2022, includes approximately $3.9 million related to non-cash self-insurance reserve adjustments.

(d)

For the three and six months ended June 30, 2022, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $2.9 million and $5.1 million, respectively of third-party consulting costs and (ii) $2.5 million and $3.9 million, respectively of other business optimization costs and strategic initiative costs.

For the three and six months ended June 30, 2021, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $1.5 million and $1.6 million, respectively, of severance and other separation costs associated with positions eliminated and (ii) $0.4 million and $0.5 million, respectively, of third-party consulting costs.

For the twelve months ended June 30, 2022, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $8.9 million of third-party consulting costs and (ii) $5.8 million of other business optimization costs and strategic initiative costs.

(e)

For the three and six months ended June 30, 2022 and 2021, primarily relates to incremental non-recurring costs associated with the COVID-19 pandemic, primarily associated with incremental labor-related costs to prepare, staff, and operate the parks with enhanced safety measures and costs associated with COVID-19 related legal matters.

For the twelve months ended June 30, 2022, includes approximately $11.1 million of nonrecurring contractual liabilities and legal costs impacted by the temporary COVID-19 park closures and approximately $6.8 million of incremental temporary labor-related costs incurred to prepare and staff the parks and certain incremental, nonrecurring, temporary incentives paid to attract employees to return to or remain in the workforce during the COVID-19 related environment.

(f)

Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.  For the three, six and twelve months ended June 30, 2022, includes $3.6 million related to a legal settlement.

(g)

Adjusted EBITDA is defined as net income before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items as described above.

(h)

Our Debt Agreements, which were effective for the twelve months ended June 30, 2022, permit the calculation of certain covenants to be based on Covenant Adjusted EBITDA, as defined above, for the last twelve-month period further adjusted for net annualized estimated savings we expect to realize over the following 24-month period related to certain specified actions, including restructurings and cost savings initiatives.  These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Debt Agreements and does not impact our reported GAAP net income.

(i)

The Debt Agreements, which were effective for the twelve months ended June 30, 2022, permit our calculation of certain covenants to be based on Covenant Adjusted EBITDA as defined above, for the last twelve-month period further adjusted for certain costs as permitted by the Debt Agreements including recruiting and retention expenses, public company compliance costs and litigation and arbitration costs, if any. Prior to the Debt Agreements, these costs were not permitted adjustments in the calculation, as such, these adjustments are not applicable to the prior years.

(j)

Covenant Adjusted EBITDA is defined in the Debt Agreements as Adjusted EBITDA for the last twelve-month period further adjusted for net annualized estimated savings among other adjustments as described in footnotes (h) and (i) above.

Contractual Obligations

There have been no material changes to our contractual obligations as June 30, 2022 from those previously disclosed in our Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2022.

Recently Issued Financial Accounting Standards

Refer to Note 2–Recent Accounting Pronouncements in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation

The impact of inflation has affected, and will continue to affect, our operations significantly. The cost of food, merchandise and other revenues are influenced by inflation and fluctuations in global commodity prices. In addition, other costs, such as the costs of fuel, construction, repairs and maintenance, labor, freight, utilities and insurance are all subject to inflationary pressures. For further discussion, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt.  We have no interest rate swap agreements outstanding as of June 30, 2022.  We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At June 30, 2022, approximately $1.2 billion of our outstanding long-term debt represents variable-rate debt.

Interest rates have remained at relatively low levels on a historical basis; however, recently interest rates have been rising, which could increase our borrowing costs on variable debt. Assuming an average balance on our revolving credit borrowings of approximately $390.0 million, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $15.8 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $11.9 million.

COVID-19 Risks and Uncertainties

For further discussion of the adverse impacts of the COVID-19 pandemic, or any related mutations of the virus, or the risks of other outbreaks of pandemic or contagious diseases (such as the recent declaration by the World Health Organization of Monkeypox as a global health emergency), on our business and financial performance, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2022, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based upon this evaluation, our management, including our principal executive officer and principal financial officer, have concluded that a material weakness in our internal control over financial reporting still exists as initially disclosed as of September 30, 2021.  Specifically, the Company does not have sufficient policies and procedures related to Board oversight of certain Board engagement within the Company’s control environment. Accordingly, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than those disclosed in the status update section.

Status Update

Management and our Board of Directors are committed to remediating the above noted material weakness to address the deficiency within the control environment which resulted from a lack of sufficient policies and procedures surrounding the frequency, manner and extent in which Board members engage with management, particularly resulting, in part, from increased Board engagement with management, as disclosed in Part I, Item 2, “Current Operating Environment” included elsewhere in this Quarterly Report on Form 10-Q.  As a result, management and the Board determined that it should establish and/or enhance additional policies and procedures relating to Board engagement and establish a process to evaluate adherence to these policies and procedures. Based upon a recommendation of the Audit Committee, the Board formed a committee (the “Committee”) and engaged independent consultants to advise the Committee and management as it relates to this deficiency to develop and execute on a remediation plan.

Management has performed an initial risk assessment to address this deficiency.  As a result of this assessment, management and the Committee identified actions to remediate the material weakness, including completing the following actions:

•	Revised procedures for Board and management interactions and communications.
•	Initiated and conducted training and education for members of the Board and certain members of senior management.
•	Established an independent lead director role whose responsibilities, amongst others, include acting as a liaison and monitoring Board and management engagement.
•	Enhanced our evaluation of the control environment.
•	Designed and implementing certain new controls.

Management will continue to perform ongoing risk assessment procedures, including continued enhancement, design and implementation of relevant controls, and will assess and test the effectiveness of these remediation efforts.  The material weakness cannot be considered remediated until remediation efforts have operated for a sufficient period of time and management has concluded, that the material weakness has been resolved. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details concerning our other legal proceedings.

Item 1A. Risk Factors

Except for the item described below, there have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on February 28, 2022, except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, which is incorporated herein by reference.

Environmental, social and corporate governance (“ESG”) matters or related incidents, including inclusion and diversity matters, our reporting of such matters, or sustainability ratings could negatively impact our business and results of operations.

ESG related matters have received increased focus recently from investors, employees, ratings agencies, governmental agencies and other stakeholders.  Government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate certain ESG requirements and disclosures. For example, the Securities and Exchange Commission (“SEC”) has recently proposed additional disclosures regarding, among other items, the impact businesses have on the environment. The SEC proposed rule would require companies to make certain climate-related disclosures, including information about climate-related risks, greenhouse gas emissions and certain climate-related financial statement metrics. We may face increased scrutiny related to any third party  sustainability ratings we receive and our ESG activities, our related disclosures and/or our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and results of operations. To the extent the SEC proposal becomes effective, we will be required to establish additional internal controls, engage additional consultants, and incur additional costs related to measuring and evaluating our environmental impact and preparing such disclosures. If we fail to implement sufficient internal controls or accurately capture and disclose relevant data concerning our ESG activities, our reputation, business, financial condition and results of operations may be materially adversely affected.

Separately, incidents could occur in our parks which may negatively affect the perception and reaction to our practices concerning certain ESG related matters, including inclusion and diversity matters.  An incident involving our employees or our park guests which receives media attention or is otherwise the subject of public and/or social media discussions, may harm our brands or reputation, cause a loss of consumer confidence in the Company, reduce attendance at our theme parks and negatively impact our results of operations. Such incidents have occurred in the past and may occur in the future.  There has been and may continue to be perception issues and negative media attention that create a barrier to attendance at our parks which could materially adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter of 2022.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2022	April 30, 2022	2,220,389	$69.33	2,027,659	$—
May 1, 2022	May 31, 2022	1,863,821	$53.64	1,855,169	150,507,911
June 1, 2022	June 30, 2022	2,458,987	$46.80	2,458,927	35,442,792
		6,543,197		6,341,755	$35,442,792

(1)

Except for the 6,341,755 shares of our common stock repurchased as described in footnote (2) all purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.

(2)

Our Board had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Former Share Repurchase Program”). On March 10, 2022, the Board approved a replenishment to the Former Share Repurchase Program of $228.2 million, bringing the total amount authorized for future share repurchases back up to $250.0 million at that time. Pursuant to the Former Share Repurchase Program, during the quarter ended June 30, 2022, the Company repurchased 2,027,659 shares for an aggregate total of approximately $140.1 million, leaving no amount remaining under the Former Share Repurchase Program as of April 29, 2022.

On May 11, 2022, we announced that our Board approved a $250.0 million share repurchase program (the “May Share Repurchase Program”). Pursuant to the May Share Repurchase Program, during the quarter ended June 30, 2022, we repurchased 4,314,096 shares for an aggregate total of approximately $214.6 million, leaving approximately $35.4 million available under the May Share Repurchase Program as of June 30, 2022. Subsequent to June 30, 2022, we repurchased 771,656 shares for an aggregate total of approximately $35.4 million, leaving no amount remaining under the May Share Repurchase Program as of July 29, 2022.

On August 4, 2022, we announced that our Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”).  Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limits and could be suspended or discontinued completely at any time.

All of the common stock is held as treasury shares as of June 30, 2022. The number of shares to be purchased and the timing of purchases was based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements, share ownership thresholds, debt covenant restrictions and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the SEC under the Exchange Act. Our directors, officers and employees have in the past, and may from time to time, establish such stock trading plans. We do not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically do not undertake to disclose the adoption, amendment, termination or expiration of any such plans.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1*

Incremental Amendment and Lender Joinder Agreement, dated as of June 9, 2022, by and among Goldman Sachs Lending Partners LLC, as an Incremental Revolving Facility Lender, SeaWorld Parks & Entertainment, Inc., and J.P. Morgan Chase Bank, N.A., as Administrative Agent

10.2*†	Letter Agreement dated May 11, 2022 between Elizabeth Castro Gulacsy and SeaWorld Entertainment, Inc.

10.3*†	Offer Letter of Employment, Agreed and Accepted the 16th day of June, 2022, between SeaWorld Entertainment, Inc. and Michelle Adams

10.4*†	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Senior Leadership Team Executive Employees – Performance-Based Restricted Stock Units (fiscal 2022 awards))

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.

* †	Filed herewith. Identifies exhibits that consist of a management contract or compensatory plan or arrangement

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: August 5, 2022	By: /s/ Michelle F. Adams
Michelle F. Adams
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)