Form 10-Q
period 2022-09-30
SeaWorld Entertainment, Inc.
filed 2022-11-09
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The registrant had outstanding 63,886,518 shares of Common Stock, par value $0.01 per share as of November 4, 2022.

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
•

a decline in discretionary consumer spending or consumer confidence, including any unfavorable impacts from Federal Reserve interest rate actions which may influence discretionary spending, unemployment or the overall economy;

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$109,572	$443,707
Accounts receivable, net	77,691	76,948
Inventories	60,283	29,478
Prepaid expenses and other current assets	28,472	17,263
Total current assets	276,018	567,396
Property and equipment, at cost	3,532,056	3,385,308
Accumulated depreciation	(1,843,004)	(1,740,144)
Property and equipment, net	1,689,052	1,645,164
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	132,569	132,217
Deferred tax assets, net	15,964	23,995
Other assets, net	18,607	18,266
Total assets	$2,355,488	$2,610,316
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$155,405	$134,311
Current maturities of long-term debt	12,000	12,000
Operating lease liabilities	3,303	2,895
Accrued salaries, wages and benefits	19,160	22,156
Deferred revenue	182,267	154,793
Other accrued liabilities	57,726	45,811
Total current liabilities	429,861	371,966
Long-term debt, net	2,100,510	2,104,835
Long-term operating lease liabilities	117,458	117,046
Deferred tax liabilities, net	83,014	12,803
Other liabilities	44,947	37,582
Total liabilities	2,775,790	2,644,232
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 96,255,843 and 95,541,992 shares issued at September 30, 2022 and December 31, 2021, respectively	963	955
Additional paid-in capital	705,954	711,474
Retained earnings (accumulated deficit)	126,893	(115,287)
Treasury stock, at cost (30,993,771 and 19,953,042 shares at September 30, 2022 and December 31, 2021, respectively)	(1,254,112)	(631,058)
Total stockholders’ deficit	(420,302)	(33,916)
Total liabilities and stockholders’ deficit	$2,355,488	$2,610,316

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues:
Admissions	$313,574	$296,694	$739,941	$635,699
Food, merchandise and other	251,633	224,512	600,776	497,211
Total revenues	565,207	521,206	1,340,717	1,132,910
Costs and expenses:
Cost of food, merchandise and other revenues	41,385	37,977	105,943	87,092
Operating expenses (exclusive of depreciation and amortization shown separately below)	215,899	195,113	559,320	460,192
Selling, general and administrative expenses	53,082	53,617	155,299	128,271
Severance and other separation costs	—	—	113	1,582
Depreciation and amortization	37,216	36,306	114,379	109,111
Total costs and expenses	347,582	323,013	935,054	786,248
Operating income	217,625	198,193	405,663	346,662
Other (income) expense, net	(66)	(39)	(110)	156
Interest expense	30,556	28,372	82,736	90,455
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	58,827	—	58,827
Income before income taxes	187,135	111,033	323,037	197,224
Provision for income taxes	52,578	8,936	80,857	12,249
Net income	$134,557	$102,097	$242,180	$184,975
Earnings per share:
Earnings per share, basic	$2.00	$1.29	$3.39	$2.35
Earnings per share, diluted	$1.99	$1.28	$3.36	$2.31
Weighted average common shares outstanding:
Basic	67,176	78,962	71,450	78,804
Diluted	67,569	79,950	72,130	80,065

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2021	95,541,992	$955	$711,474	$(115,287)	$(631,058)	$(33,916)
Equity-based compensation	—	—	6,982	—	—	6,982
Vesting of restricted shares	361,403	4	(4)	—	—	—
Shares withheld for tax withholdings	(111,865)	(1)	(7,737)	—	—	(7,738)
Exercise of stock options	46,503	—	1,127	—	—	1,127
Repurchase of 1,535,427 shares of treasury stock, at cost	—	—	—	—	(109,905)	(109,905)
Net loss	—	—	—	(8,987)	—	(8,987)
Balance at March 31, 2022	95,838,033	958	711,842	(124,274)	(740,963)	(152,437)
Equity-based compensation	—	—	2,549	—	—	2,549
Vesting of restricted shares	545,819	6	(6)	—	—	—
Shares withheld for tax withholdings	(201,442)	(2)	(14,327)	—	—	(14,329)
Exercise of stock options	29,783	—	808	—	—	808
Repurchase of 6,341,755 shares of treasury stock, at cost	—	—	—	—	(354,652)	(354,652)
Net income	—	—	—	116,610	—	116,610
Balance at June 30, 2022	96,212,193	962	700,866	(7,664)	(1,095,615)	(401,451)
Equity-based compensation	—	—	4,444	—	—	4,444
Vesting of restricted shares	13,432	—	—	—	—	—
Shares withheld for tax withholdings	(2,183)	—	(115)	—	—	(115)
Exercise of stock options	32,401	1	759	—	—	760
Repurchase of 3,163,547 shares of treasury stock, at cost	—	—	—	—	(158,497)	(158,497)
Net income	—	—	—	134,557	—	134,557
Balance at September 30, 2022	96,255,843	$963	$705,954	$126,893	$(1,254,112)	$(420,302)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2020	94,652,248	$946	$680,360	$(371,800)	$(415,309)	$(105,803)
Equity-based compensation	—	—	4,473	—	—	4,473
Vesting of restricted shares	130,834	1	(1)	—	—	—
Shares withheld for tax withholdings	(41,271)	—	(1,971)	—	—	(1,971)
Exercise of stock options	116,634	1	2,392	—	—	2,393
Net loss	—	—	—	(44,884)	—	(44,884)
Balance at March 31, 2021	94,858,445	948	685,253	(416,684)	(415,309)	(145,792)
Equity-based compensation	—	—	5,634	—	—	5,634
Vesting of restricted shares	653,146	7	(7)	—	—	—
Shares withheld for tax withholdings	(213,601)	(3)	(10,554)	—	—	(10,557)
Exercise of stock options	82,491	1	1,638	—	—	1,639
Net income	—	—	—	127,762	—	127,762
Balance at June 30, 2021	95,380,481	953	681,964	(288,922)	(415,309)	(21,314)
Equity-based compensation	—	—	13,049	—	—	13,049
Vesting of restricted shares	14,945	—	—	—	—	—
Shares withheld for tax withholdings	(3,427)	—	(171)	—	—	(171)
Exercise of stock options	27,928	1	532	—	—	533
Repurchase of 1,533,998 shares of treasury stock, at cost	—	—	—	—	(82,717)	(82,717)
Net income	—	—	—	102,097	—	102,097
Balance at September 30, 2021	95,419,927	$954	$695,374	$(186,825)	$(498,026)	$11,477

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$242,180	$184,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,379	109,111
Amortization of debt issuance costs and discounts	4,685	4,842
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	52,011
Deferred income tax provision	78,056	8,892
Equity-based compensation	13,975	23,156
Other, including loss on sale or disposal of assets, net	11,906	3,121
Changes in assets and liabilities:
Accounts receivable	1,160	(73,695)
Inventories	(30,739)	4,938
Prepaid expenses and other current assets	(4,401)	1,667
Accounts payable and accrued expenses	11,176	27,969
Accrued salaries, wages and benefits	(2,996)	11,587
Deferred revenue	17,815	58,643
Other accrued liabilities	7,779	1,287
Right-of-use assets and operating lease liabilities	469	314
Other assets and liabilities	3,430	(2,381)
Net cash provided by operating activities	468,874	416,437
Cash Flows From Investing Activities:
Capital expenditures	(150,729)	(73,591)
Net cash used in investing activities	(150,729)	(73,591)
Cash Flows From Financing Activities:
Proceeds from issuance of debt, net	—	1,922,222
Repayments of long-term debt	(9,000)	(2,029,728)
Purchase of treasury stock	(617,756)	(77,566)
Payment of tax withholdings on equity-based compensation through shares withheld	(22,182)	(12,699)
Exercise of stock options	2,695	4,565
Debt issuance costs	(469)	(23,142)
Other financing activities	(427)	(6,565)
Net cash used in financing activities	(647,139)	(222,913)
Change in Cash and Cash Equivalents, including Restricted Cash	(328,994)	119,933
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	444,486	435,225
Cash and Cash Equivalents, including Restricted Cash—End of period	$115,492	$555,158
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital expenditures in accounts payable	$32,671	$22,094
Treasury stock purchases not yet settled in other accrued liabilities	$5,298	$—
Other financing arrangements	$—	$4,239

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

Impact of Global COVID-19 Pandemic

The Company’s results of operations for the three and nine months ended September 30, 2022 continued to be impacted by the global COVID-19 pandemic due in part to a decline in both international and group-related attendance from historical levels.  Additionally, results of operations for the nine months ended September 30, 2021 were also impacted by the following factors: (i) capacity limitations, modified/limited operations and/or temporary park closures through the first half of 2021; (ii) decreased demand due to public concerns associated with the pandemic; and (iii) severe restrictions on international travel, some of which were in effect through the fourth quarter of 2021.  In particular, the Company’s SeaWorld park in California was closed at the beginning of 2021 due to State of California guidance.  The Company was able to reopen this park on February 6, 2021 on a limited basis, following California guidance for reopening zoos. Subsequently, on April 12, 2021, in accordance with California guidance, this park resumed operations as a theme park with restricted capacity and on June 15, 2021, capacity restrictions for this park were removed. Separately, during the first quarter of 2021, the Company’s Busch Gardens park in Virginia was also significantly impacted by state restrictions.  At the beginning of 2021, the State of Virginia had a state mandated capacity restriction of approximately 4,000 guests at a time for this park. On February 1, 2021, in consultation with the State of Virginia, the Company further increased capacity to approximately 6,000 guests. The Company was able to further increase capacity for this park on April 1, 2021 to approximately 13,000 guests. On May 28, 2021, theme park capacity restrictions in the State of Virginia were removed.  By the end of the second quarter of 2021, all of the Company’s 12 parks were open and operating without COVID-19 related capacity limitations.

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

Restricted Cash

Restricted cash is recorded in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. Restricted cash as of September 30, 2022 and December 31, 2021 consists primarily of advanced funds for which costs have yet to be incurred related to the Company’s international services agreements, as discussed in the “International Agreements” section which follows.

	September 30,	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$109,572	$443,707
Restricted cash, included in prepaid expenses and other current assets	5,920	779
Total cash, cash equivalents and restricted cash	$115,492	$444,486

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock.  Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes.  The Company accounts for treasury stock on the trade date under the cost method.  Treasury stock at September 30, 2022 and December 31, 2021 is reflected within stockholders’ deficit.  See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At September 30, 2022 and December 31, 2021, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
	(In thousands)
Deferred revenue, including long-term portion	$198,114	$169,333
Less: Deferred revenue, long-term portion, included in other liabilities	15,847	14,540
Deferred revenue, short-term portion	$182,267	$154,793

The Company estimates approximately $149.0 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2021 was recognized as revenue during the nine months ended September 30, 2022. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

International Agreements

The Company has previously received $10.0 million in deferred revenue which is recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East to provide certain services pertaining to the planning and design of SeaWorld Abu Dhabi, a marine life theme park on Yas Island (the “Middle East Project”), with funding received expected to offset internal expenses. The Middle East Project is on track with the park expected to open in 2023. The Company also receives additional funds from its partner related to agreed-upon services and reimbursements of costs incurred by the Company on behalf of the Middle East Project (the “Middle East Services Agreements”).

Revenue and expenses associated with the Middle East Project will begin to be recognized when substantially all the services have been performed which is anticipated to occur in 2023, when SeaWorld Abu Dhabi is expected to open. Revenue and expenses associated with the Middle East Services Agreements will be recognized upon completion of the respective performance obligations.

As a result of the Middle East Project, approximately $11.0 million and $8.4 million of other related costs incurred are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. Separately, approximately $14.2 million and $12.5 million of long-term deferred revenue is recorded in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively related to the Middle East Project, which both periods include the $10.0 million nonrefundable payment previously discussed.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Middle East Services Agreements, approximately $1.8 million of costs incurred by the Company are recorded in prepaid expenses and other current assets as of September 30, 2022 and approximately $1.2 million of costs are recorded in other assets as of December 31, 2021 in the accompanying unaudited condensed consolidated balance sheets. Separately, deferred revenue of approximately $7.7 million is recorded in deferred revenue as of September 30, 2022 and approximately $2.0 million is recorded in other liabilities as of December 31, 2021 in the accompanying unaudited condensed consolidated balance sheets.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). There are no recent accounting pronouncements or recently implemented accounting standards that are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements or disclosures.

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	For the Three Months Ended September 30,
	2022			2021
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$134,557	67,176	$2.00	$102,097	78,962	$1.29
Effect of dilutive incentive-based awards		393			988
Diluted earnings per share	$134,557	67,569	$1.99	$102,097	79,950	$1.28

	For the Nine Months Ended September 30,
	2022			2021
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$242,180	71,450	$3.39	$184,975	78,804	$2.35
Effect of dilutive incentive-based awards		680			1,261
Diluted earnings per share	$242,180	72,130	$3.36	$184,975	80,065	$2.31

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

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock and certain shares of common stock that are issuable upon exercise of stock options. During the three and nine months ended September 30, 2022, there were approximately 328,000 and 246,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and nine months ended September 30, 2021, there were approximately 178,000 and 143,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 1,015,000 and 1,100,000 as of September 30, 2022 and 2021, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate are based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three months ended September 30, 2022 was 28.1% and differs from the effective statutory federal income tax rate of 21.0% primarily due to state income taxes including the effect of state tax rate changes enacted during the period. The Company’s consolidated effective tax rate for the nine months ended September 30, 2022 was 25.0% and differs from the effective statutory federal income tax rate of 21.0% primarily due to state income taxes, including the effect of state tax rate changes enacted during the period, and other compensation related items, partially offset by tax benefits related to equity-based compensation which vested during the period. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2021 was 8.0% and 6.2%, respectively, and differs from the effective statutory federal income tax rate of 21.0% primarily due to valuation allowance adjustments on federal and state carryforwards, state income taxes, and deductible equity-based compensation.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources.  Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards.  Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of September 30, 2022 and December 31, 2021, the Company’s valuation allowance consisted of approximately $4.6 million and $4.8 million, respectively, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

The computation of the estimated annual effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the forecasted pre-tax income or loss for the year, projections of the proportion of income and/or loss earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. The volatile global economic conditions resulting in part from the COVID-19 pandemic, the impacts of which are difficult to predict, may cause fluctuations in the Company’s forecasted pre-tax income or loss for the year, which could create volatility in its estimated annual effective tax rate. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as the Company’s tax environment changes. To the extent that the estimated annual effective tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs. The Company’s valuation allowances, in part, also rely on estimates and assumptions related to future financial performance. Given the macroeconomic environment, related in part to the COVID-19 pandemic and the uncertainties regarding the related impact on financial performance, the Company’s valuation allowances may need to be further adjusted in the future.

The Inflation Reduction Act (“IRA”) of 2022 was signed into law on August 16, 2022. This legislation includes a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases among its key tax provisions effective for years beginning after December 31, 2022.  The Company is continuing to evaluate the existing guidance but does not anticipate a material impact for either of these provisions. The Company will continue to evaluate the impact of the IRA as additional information becomes available.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2022 and December 31, 2021, consisted of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Accrued interest	$13,656	$17,372
Accrued taxes	12,997	784
Self-insurance reserve	8,470	8,210
Other	22,603	19,445
Total other accrued liabilities	$57,726	$45,811

As of September 30, 2022 and December 31, 2021, other accrued liabilities above includes approximately $10.9 million related to certain contractual liabilities arising from the temporary COVID-19 park closures. As of September 30, 2022, other accrued liabilities above also includes approximately $5.3 million related to share repurchases not yet settled. See further discussion of the Company’s share repurchase program in Note 10–Stockholders’ Deficit.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt, net, as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
	(In thousands)
Term B Loans (effective interest rate of 6.13% and 3.50% at September 30, 2022 and December 31, 2021, respectively)	$1,188,000	$1,197,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	227,500	227,500
Total long-term debt	2,140,500	2,149,500
Less: unamortized discounts and debt issuance costs	(27,990)	(32,665)
Less: current maturities	(12,000)	(12,000)
Total long-term debt, net	$2,100,510	$2,104,835

Refinancing Transactions

On August 25, 2021 (the “Closing Date”), SEA entered into a Restatement Agreement (the “Restatement Agreement”) pursuant to which SEA amended and restated its then existing senior secured credit agreement dated as of December 1, 2009 (as amended, restated, supplemented or otherwise modified from time to time, and the senior secured credit facilities thereunder (the “Existing Secured Credit Facilities”), and, as amended and restated by the Restatement Agreement (the “Amended and Restated Credit Agreement”)).

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

The Company used proceeds of the Term B Loans drawn on the Closing Date, together with the proceeds from the offering of the Senior Notes and cash on hand, to fully redeem the remaining $400.0 million of SEA’s then outstanding 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Secured Notes”) (the “Full Redemption”), to refinance the SEA’s Existing Secured Credit Facilities, and to pay related expenses of the offering and refinancing (collectively, the “Refinancing Transactions”). As a result of the Refinancing Transactions, on the Closing Date, SEA terminated its Existing Secured Credit Facilities and associated Term B-5 Loans and repaid all of its related outstanding obligations in respect of principal, interest and fees.

Prior to the Refinancing Transactions, on July 14, 2021, SEA completed a redemption of $50.0 million of its then outstanding Second-Priority Senior Secured Notes and separately on August 25, 2021, SEA completed another redemption of $50.0 million of its then outstanding Second-Priority Senior Secured Notes (collectively, the “Partial Redemptions”). Pursuant to the Partial Redemptions, the aggregate principal amount of the Second-Priority Senior Secured Notes were redeemed at a price equal to 103.000% of the respective principal amounts thereof, plus accrued and unpaid interest thereon to, but excluding, the respective redemption dates. In connection with the Refinancing Transactions, SEA also redeemed the remaining $400.0 million of its Second-Priority Senior Secured Notes (the “Full Redemption”). Pursuant to the Full Redemption, all of the aggregate principal amount of the Second-Priority Senior Secured Notes were redeemed at a price equal to the sum of (a) 100.000% of the outstanding principal amount of the Second-Priority Senior Secured Notes redeemed pursuant to the Full Redemption plus (b) approximately $34.3 million related to the Applicable Premium (as defined in the respective indenture), which is included in loss on early extinguishment of debt and write-off of discounts and debt issuance costs in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2021, plus (c) accrued and unpaid interest thereon to, but excluding, the redemption date.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Refinancing Transactions, SEA recorded a discount of $12.0 million and debt issuance costs of $12.5 million during the three and nine months ended September 30, 2021.  Additionally, SEA wrote-off debt issuance costs and discounts of $21.5 million which is included in loss on early extinguishment of debt and write-off of discounts and debt issuance costs in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

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

As of September 30, 2022, SEA had approximately $19.7 million of outstanding letters of credit, leaving approximately $370.3 million available under the Revolving Credit Facility, which was not drawn upon as of September 30, 2022.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of September 30, 2022, the net total leverage ratio as calculated under the Debt Agreements was 2.71 to 1.00.

As of September 30, 2022, SEA was in compliance with all covenants contained in the documents governing the Debt Agreements.

Long-term debt at September 30, 2022 is repayable as follows and does not include the impact of any future voluntary prepayments.

Years Ending December 31:	(In thousands)
Remainder of 2022	$3,000
2023	12,000
2024	12,000
2025	239,500
2026	12,000
Thereafter	1,862,000
Total	$2,140,500

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $82.4 million in the nine months ended September 30, 2022.  Cash paid for interest relating to the Second-Priority Senior Secured Notes, the Senior Secured Credit Facilities, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $95.8 million in the nine months ended September 30, 2021.

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

Of the Company’s long-term obligations as of September 30, 2022 and December 31, 2021, the Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes and Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any assets measured on a recurring basis at fair value as of September 30, 2022 and December 31, 2021. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of September 30, 2022:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2022
	(In thousands)
Long-term obligations (a)	$833,125	$1,188,000	$—	$2,021,125

(a)

Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt, net of $2.101 billion as of September 30, 2022.

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

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Securities Class Action Lawsuit

On June 14, 2018, a lawsuit captioned Highfields Capital I LP et al v. SeaWorld Entertainment, Inc. et al, was filed in the United States District Court in the Southern District of California against the Company and certain of the Company’s former and present executive officers. The plaintiffs allege, among other things, that the defendants made false and misleading statements in violation of the federal securities laws and Florida common law, regarding the impact of the film Blackfish on SeaWorld’s business. The complaint further alleges that such statements were made to induce plaintiffs to purchase common stock of the Company at artificially-inflated prices and that plaintiffs suffered investment losses as a result.  In May 2022, the parties reached a resolution of the matter, and the case has now been dismissed with prejudice. The full settlement amount is not considered material and was paid in the second quarter of 2022.

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “Licensing Agreement”). The Company had previously recorded the additional amount claimed but disputes the application and calculation of the additional payment. The amount accrued is the Company’s best estimate and, at this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material. On June 27, 2022, Sesame Workshop initiated arbitration pursuant to the License Agreement. The Company intends to vigorously defend its position.

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

In November 2020, the Company filed in the Court of Chancery of the State of Delaware an action for declaratory judgment seeking a determination that the threatened claims of the former employees are time-barred and without merit. In response, the defendant former employees filed a motion to dismiss or in the alternative to stay and compel arbitration. The parties agreed to arbitrate whether the former employees’ claims are subject to arbitration. On October 21, 2021, the arbitrator determined that disputes related to the former employees’ claims for the vesting of the Tranche 3 Shares are governed by the forum selection clauses of the equity award amendments rather than the Company’s dispute resolution process and notice of the arbitrator’s decision was filed with the Court of Chancery. On August 10, 2022, the defendant former employees filed answers, affirmative defenses and counterclaims. On October 10, 2022, the Company filed motions for judgment on the pleadings and to dismiss the counterclaims. In terms of potential exposure, the value of the total shares at issue for these certain former employees depends largely upon the Company’s current share price, which fluctuates daily. Approximately 300,000 shares are at issue. The Company believes that the former employees’ claims are without merit and intends to defend vigorously its positions. While there can be no assurance regarding the ultimate outcome of this matter, the Company believes that any potential loss would not be material.

On July 27, 2022, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company captioned Quinton Burns individually and Next Friend of K.B., a minor v. SeaWorld Parks & Entertainment, Inc. and SeaWorld Parks & Entertainment LLC, Civil Case No. 2:22-cv-09941 (the “Quinton Matter”). The Complaint states the putative class consists of Quinton Burns and K.B. Burns and similarly situated Black people.  The Complaint alleges the Company engaged in disparate treatment of Class members based on their race and in so doing violated the Civil Rights Act of 1866 and Pennsylvania common law.  The Complaint seeks compensatory and punitive damages and attorneys’ fees and costs as well declarative and injunctive relief.  The Quinton matter is in the preliminary stages of litigation.  The Company has been served with the Complaint, and the parties are engaged in initial discovery. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously.  While there can be no assurance regarding the ultimate outcome of the litigation, the Company believes a potential loss, if any, would not be material.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

License Commitments

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee and a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.  The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds.  After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA has the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines.  The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of September 30, 2022, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $25.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the Sesame Workshop Arbitration section.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Equity compensation expense included in operating expenses	$961	$3,297	$3,615	$5,799
Equity compensation expense included in selling, general and administrative expenses	3,483	9,752	10,360	17,357
Total equity compensation expense	$4,444	$13,049	$13,975	$23,156

During the three and nine months ended September 30, 2021, cumulative equity compensation expense was recorded related to certain performance vesting restricted awards which were previously not considered likely of vesting.

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7.3 million shares are available for future issuance as of September 30, 2022.

Bonus Performance Restricted Units

During the nine months ended September 30, 2022, the Company granted approximately 115,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2022 (the “2022 Bonus Plan”).  The 2022 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, including the achievement of certain cost targets, as defined by the 2022 Bonus Plan, with respect to the year ended December 31, 2022 (“Fiscal 2022”).  The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2022 which ranges from 0% (if below threshold performance), to 100% (if at target performance) with opportunities to earn above 100% when achievement is above the target performance for certain metrics.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also had an annual bonus plan for the fiscal year ended December 31, 2021 (“Fiscal 2021”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2021.  Based on the Company’s actual Fiscal 2021 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 120,000 shares in the nine months ended September 30, 2022 and the remaining unvested units forfeited in accordance with their terms.

Long-term Incentive Performance Restricted Awards

During the nine months ended September 30, 2022, the Company granted long-term incentive plan awards for 2022 (the “2022 Long-Term Incentive Grant”) which were comprised of approximately 50,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 160,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

Other

During the nine months ended September 30, 2022, a portion of the previously granted long-term incentive performance restricted units under the 2019 Long-Term Incentive Plan vested based on the Company’s actual Fiscal 2021 results. The remainder of the 2019 Long-Term Incentive Plan awards are eligible to vest in 2023 and/or 2024.

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

10. STOCKHOLDERS’ DEFICIT

As of September 30, 2022, 96,255,843 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 30,993,771 shares of treasury stock held by the Company and excludes 1,514,970 unvested restricted stock awards or deferred stock units held by certain participants in the Company’s equity compensation plans or members of the Company’s Board (see Note 9–Equity-Based Compensation).

Share Repurchase Programs

The Board had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Former Share Repurchase Program”). In March 2022, the Board approved a replenishment to the Former Share Repurchase Program of $228.2 million, bringing the total amount authorized back up to $250.0 million at that time. Under the Former Share Repurchase Program, during the nine months ended September 30, 2022, the Company repurchased 3,563,086 shares for an aggregate total of approximately $250.0 million, leaving no amount remaining under the Former Share Repurchase Program.

In May 2022, the Board approved a $250.0 million share repurchase program (the “May Share Repurchase Program”). Under the May Share Repurchase Program, during the nine months ended September 30, 2022, the Company repurchased 5,085,752 shares for an aggregate total of approximately $250.0 million, leaving no amount remaining under the May Share Repurchase Program.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2022, the Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”).  Under the Share Repurchase Program, during the nine months ended September 30, 2022, the Company repurchased 2,391,891 shares for an aggregate total of approximately $123.1 million, leaving approximately $126.9 million available under the Share Repurchase Program as of September 30, 2022. Subsequent to September 30, 2022, the Company repurchased an additional 1,214,882 shares for an aggregate total of approximately $60.8 million, leaving approximately $66.1 million remaining under the Share Repurchase Program as of October 31, 2022.

Collectively, as a result of the repurchase programs disclosed above, the Company has repurchased a combined total of 3,163,547 shares for an aggregate combined total of approximately $158.5 million during the three months ended September 30, 2022 and a combined total of 11,040,729 shares for an aggregate combined total of approximately $623.1 million during the nine months ended September 30, 2022.

Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limits and could be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the Company’s trading windows and available liquidity, general business and market conditions, and other factors, including legal requirements, share ownership thresholds, debt covenant restrictions, future tax implications and alternative investment opportunities.

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

Recent Developments

Impact of Global COVID-19 Pandemic

Our results of operations for the three and nine months ended September 30, 2022 continued to be impacted by the global COVID-19 pandemic due in part to a decline in both international and group-related attendance from historical levels.  Additionally, results of operations for the nine months ended September 30, 2021 were also impacted by the following factors: (i) capacity limitations, modified/limited operations and/or temporary park closures through the first half of 2021; (ii) decreased demand due to public concerns associated with the pandemic; and (iii) severe restrictions on international travel, some of which were in effect through the fourth quarter of 2021. See further discussion in Note 1–Description of the Business and Basis of Presentation to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The current condition of the overall labor market, including wage inflationary pressures, the challenging current operating environment and COVID-19 related factors has led to increased turnover and challenges in meeting our staffing goals. These staffing challenges have also led to wage pressures and less than optimal staffing levels, which have impacted and could continue to impact our ability to open some of our food and beverage outlets, caused us to temporarily close some rides or attractions, caused longer wait times in certain areas of our parks, which has and could continue to impact the guest experience. To address these items, we continue our efforts to recruit and retain talent, optimize staffing levels and focus on park operations from the guest perspective, among other initiatives. We have also been impacted by significant inflationary pressures (particularly relating to the costs for labor, goods, freight, services and capital projects), supply chain disruptions (which has, at times, impacted ride availability) and higher interest rates.  We continue our focus on cost reduction and efficiency opportunities as well as incremental pricing and revenue opportunities to help offset cost pressures.

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

Total revenue per capita, admissions per capita and in-park per capita spending are key performance metrics that we use to assess the operating performance of our parks on a per attendee basis and to make strategic operating decisions. We believe the presentation of these performance metrics is useful and relevant for investors as it provides investors the ability to review operating performance in the same manner as our management and provides investors with a consistent methodology to analyze revenue between periods on a per attendee basis. In addition, investors, lenders, financial analysts and rating agencies have historically used similar per-capita related performance metrics to evaluate companies in the industry.

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

Due in part to the temporary park closures, along with capacity limitations and/or modified/limited operations and other COVID-19 related impacts on our attendance, the COVID-19 pandemic has impacted the seasonality of our business and it is difficult to estimate how the COVID-19 pandemic will impact seasonality in the future. Furthermore, any changes to the operating schedule of a park such as increasing operating days for our historically seasonal parks, could change the impact of seasonality in the future. During the first nine months of 2021, we began year-round operations at our SeaWorld park in Texas and began to operate on select days on a year round basis at both our Busch Gardens park in Virginia and our Sesame Place park in Pennsylvania. Additionally, on March 26, 2022, we opened our Sesame Place San Diego park which has been, and is expected to continue to be, open more operating days than the Aquatica San Diego park it replaced, particularly in the first and fourth quarters of the year. Incremental operating days generally are expected to drive incremental attendance and revenue.

See “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table presents key operating and financial information for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,		Variance
	2022	2021	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$313,574	$296,694	$16,880	5.7%
Food, merchandise and other	251,633	224,512	27,121	12.1%
Total revenues	565,207	521,206	44,001	8.4%
Costs and expenses:
Cost of food, merchandise and other revenues	41,385	37,977	3,408	9.0%
Operating expenses (exclusive of depreciation and amortization shown separately below)	215,899	195,113	20,786	10.7%
Selling, general and administrative expenses	53,082	53,617	(535)	(1.0%)
Depreciation and amortization	37,216	36,306	910	2.5%
Total costs and expenses	347,582	323,013	24,569	7.6%
Operating income	217,625	198,193	19,432	9.8%
Other income, net	(66)	(39)	(27)	(69.2%)
Interest expense	30,556	28,372	2,184	7.7%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	58,827	(58,827)	NM
Income before income taxes	187,135	111,033	76,102	68.5%
Provision for income taxes	52,578	8,936	43,642	NM
Net income	$134,557	$102,097	$32,460	31.8%
Other data:
Attendance	7,336	7,226	110	1.5%
Total revenue per capita	$77.05	$72.13	$4.92	6.8%
Admission per capita	$42.75	$41.06	$1.69	4.1%
In-park per capita spending	$34.30	$31.07	$3.23	10.4%

NM – Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended September 30, 2022 increased $16.9 million, or 5.7%, to $313.6 million as compared to $296.7 million for the three months ended September 30, 2021. The improvement was a result of an increase in admission per capita and an increase in attendance.  Total attendance for the third quarter of 2022 increased approximately 0.1 million guests, or 1.5%, when compared to the prior year quarter. Attendance benefitted largely from an increase in demand primarily from international guests when compared to the prior year quarter, which was impacted by more severe COVID-19 related restrictions on international travel. Attendance during the third quarter was also unfavorably impacted by adverse weather, including the impacts of Hurricane Ian in September 2022, which led to closures at our parks in Florida and Virginia for a combined 15 operating days. We estimate that adverse weather, including the impact of Hurricane Ian, contributed to a decline of approximately 90,000 guests during the quarter. Admission per capita increased by 4.1% to $42.75 for the three months ended September 30, 2022 compared to $41.06 in the three months ended September 30, 2021, primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2022 increased $27.1 million, or 12.1%, to $251.6 million as compared to $224.5 million for the three months ended September 30, 2021. The increase results from an increase in in-park per capita spending and the increase in attendance.  In-park per capita spending increased by 10.4% to $34.30 in the three months ended September 30, 2022 compared to $31.07 in the three months ended September 30, 2021.  In-park per capita spending improved due to a combination of factors including pricing initiatives, improved product quality and mix and the impact of new or enhanced and expanded venues and/or other in-park offerings.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2022 increased by $3.4 million, or 9.0%, to $41.4 million as compared to $38.0 million for the three months ended September 30, 2021. These costs represent 16.4% and 16.9% of the related revenue earned for the three months ended September 30, 2022 and 2021, respectively. The decrease as a percent of related revenue partly relates to higher realized prices on some of our in-park products and the impact of sourcing cost savings initiatives which were partially offset by the impact of inflationary pressures.

Operating expenses. Operating expenses for the three months ended September 30, 2022 increased by $20.8 million, or 10.7%, to $215.9 million as compared to $195.1 million for the three months ended September 30, 2021. The increase in operating expenses is primarily due to costs associated with new and/or expanded attractions and events, along with high inflationary pressures and an increase in legal accruals as compared to the prior year quarter. These factors were partially offset by a decrease in non-cash equity compensation expense along with structural cost savings initiatives when compared to the third quarter of 2021. Operating expenses for the third quarter of 2021 were also impacted by approximately $9.2 million of nonrecurring contractual liabilities and legal costs resulting from the temporary COVID-19 park closures. Operating expenses as a percent of revenue were 38.2% and 37.4% for the three months ended September 30, 2022 and 2021, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2022 decreased $0.5 million, or 1.0%, to $53.1 million as compared to $53.6 million for the three months ended September 30, 2021.  The decrease in selling, general and administrative expenses is primarily due to a decrease in non-cash equity compensation expense and the impact of cost savings and efficiency initiatives. These factors were partially offset by increased marketing and third-party consulting costs when compared to the prior year quarter.  Selling, general and administrative expenses as a percent of revenue were 9.4% and 10.3% for the three months ended September 30, 2022 and 2021, respectively.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2022 increased by $0.9 million, or 2.5%, to $37.2 million as compared to $36.3 million for the three months ended September 30, 2021. The increase primarily relates to new asset additions partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended September 30, 2022 increased approximately $2.2 million, or 7.7%, to $30.6 million as compared to $28.4 million for the three months ended September 30, 2021. The increase primarily relates to increased interest rates on variable debt, partially offset by the net impact of lower interest on fixed debt as a result of the Refinancing Transactions. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

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

Provision for income taxes. Provision for income taxes for the three months ended September 30, 2022 was $52.6 million compared to $8.9 million for the three months ended September 30, 2021.  Our consolidated effective tax rate was 28.1% for the three months ended September 30, 2022 compared to 8.0% for the three months ended September 30, 2021.  The effective tax rate in the three months ended September 30, 2022 was primarily impacted by state income taxes, including the effect of tax rate changes enacted during the quarter.  The effective tax rate in the three months ended September 30, 2021 was primarily impacted by non-cash valuation allowance adjustments on federal and state net operating loss carryforwards, a valuation allowance adjustment on federal tax credits, changes in state tax rates and tax impacts of equity-based compensation. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Our results for the nine months ended September 30, 2022 are not directly comparable to the nine months ended September 30, 2021 primarily due to COVID-19 related impacts including a temporary park closure and capacity limitations at some of our parks in 2021. See “Impact of Global COVID-19 Pandemic” and “Attendance” for further details.  The following table presents key operating and financial information for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,		Variance
	2022	2021	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$739,941	$635,699	$104,242	16.4%
Food, merchandise and other	600,776	497,211	103,565	20.8%
Total revenues	1,340,717	1,132,910	207,807	18.3%
Costs and expenses:
Cost of food, merchandise and other revenues	105,943	87,092	18,851	21.6%
Operating expenses (exclusive of depreciation and amortization shown separately below)	559,320	460,192	99,128	21.5%
Selling, general and administrative expenses	155,299	128,271	27,028	21.1%
Severance and other separation costs	113	1,582	(1,469)	(92.9%)
Depreciation and amortization	114,379	109,111	5,268	4.8%
Total costs and expenses	935,054	786,248	148,806	18.9%
Operating income	405,663	346,662	59,001	17.0%
Other (income) expense, net	(110)	156	(266)	NM
Interest expense	82,736	90,455	(7,719)	(8.5%)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	58,827	(58,827)	NM
Income before income taxes	323,037	197,224	125,813	63.8%
Provision for income taxes	80,857	12,249	68,608	NM
Net income	$242,180	$184,975	$57,205	30.9%
Other data:
Attendance	17,002	15,250	1,752	11.5%
Total revenue per capita	$78.86	$74.29	$4.57	6.2%
Admission per capita	$43.52	$41.69	$1.83	4.4%
In-park per capita spending	$35.34	$32.61	$2.73	8.4%

NM – Not Meaningful.

Admissions revenue. Admissions revenue for the nine months ended September 30, 2022 increased $104.2 million, or 16.4%, to $739.9 million as compared to $635.7 million for the nine months ended September 30, 2021. The improvement was a result of an increase in attendance and an increase in admission per capita. Total attendance for the first nine months of 2022 increased by approximately 1.8 million guests, or 11.5%, when compared to the first nine months of 2021.  Attendance benefitted primarily from an increase in demand resulting from a return to more normalized operations when compared to the first nine months of 2021, which included COVID-19 related impacts including limited operating days, a temporary park closure, capacity limitations at some of our parks and more severe restrictions on international travel. Admission per capita increased by 4.4% to $43.52 for the nine months ended September 30, 2022 compared to $41.69 for the nine months ended September 30, 2021, primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, which was partially offset by the net impact of the admissions product mix when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2022 increased $103.6 million, or 20.8%, to $600.8 million as compared to $497.2 million for the nine months ended September 30, 2021. The increase results from the increase in attendance discussed above, along with an improvement in in-park per capita spending. In-park per capita spending increased by 8.4% to $35.34 for the nine months ended September 30, 2022 compared to $32.61 for the nine months ended September 30, 2021. In park per capita spending improved due to a combination of factors including, pricing initiatives, improved product quality and mix and the impact of new or enhanced and/or expanded venues and/or events or other in-park offerings, partially offset by a higher mix of pass attendance when compared to the prior year period. In-park per capita spending was also unfavorably impacted by less than optimal staffing, particularly during the first quarter of 2022, which impacted our ability to fully operate and/or open some of our food and beverage and retail outlets.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2022 increased $18.9 million, or 21.6%, to $105.9 million as compared to $87.1 million for the nine months ended September 30, 2021. These costs represent 17.7% and 17.5% of the related revenue earned for the nine months ended September 30, 2022 and 2021, respectively. The increase as a percent of related revenue partly relates to the impact of inflationary pressures which were partially offset by higher realized prices on some of our in-park products and the impact of sourcing cost savings initiatives.

Operating expenses. Operating expenses for the nine months ended September 30, 2022 increased by $99.1 million, or 21.5%, to $559.3 million as compared to $460.2 million for the nine months ended September 30, 2021. Operating expenses in the first nine months of 2021 were impacted by limited operating days, a temporary park closure and capacity limitations due to the COVID-19 pandemic. As a result, the increase in operating expenses in the first nine months of 2022 primarily results from an increase in labor-related costs and other operating costs due to a return to more normalized operations and an increase in attendance. Operating expenses were also impacted by inflationary pressures, partially offset by the impact of structural cost savings initiatives when compared to the first nine months of 2021. Operating expenses as a percent of revenue were 41.7% for the nine months ended September 30, 2022 and 40.6% for the nine months ended September 30, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2022 increased $27.0 million, or 21.1%, to $155.3 million as compared to $128.3 million for the nine months ended September 30, 2021. The increase is primarily due to increased marketing-related costs and increased third-party consulting costs, partially offset by a decrease in non-cash equity compensation expense and the impact of cost savings and efficiency initiatives. Selling, general and administrative expenses as a percent of revenue were 11.6% for the nine months ended September 30, 2022 and 11.3% for the nine months ended September 30, 2021.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2022 increased $5.3 million, or 4.8%, to $114.4 million as compared to $109.1 million for the nine months ended September 30, 2021. The increase primarily relates to new asset additions partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the nine months ended September 30, 2022 decreased $7.7 million, or 8.5%, to $82.7 million as compared to $90.5 million for the nine months ended September 30, 2021. The decrease primarily relates to the net impact of a lower average outstanding balance on our variable debt and lower interest on fixed debt as a result of the Refinancing Transactions, partially offset by increased interest rates on variable rate debt. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

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

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2022 was $80.9 million compared to $12.2 million for the nine months ended September 30, 2021.  Our consolidated effective tax rate was 25.0% for the nine months ended September 30, 2022 compared to 6.2% for the nine months ended September 30, 2021.  The effective tax rate in the nine months ended September 30, 2022 was primarily impacted by state income taxes, including the effect of tax rate changes enacted during the period, and other compensation related items, partially offset by tax benefits related to equity-based compensation which vested during the period.  The effective tax rate in the nine months ended September 30, 2021 was primarily impacted by non-cash valuation allowance adjustments on federal and state net operating loss carryforwards, state tax income taxes and deductible equity-based compensation. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Supplemental comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2019

We believe a comparison of selected financial results for the nine months ended September 30, 2022 to the nine months ended September 30, 2019 may provide additional insight regarding the current impact of the COVID-19 pandemic on our business.  As such, the following supplemental discussion provides an analysis of selected operating results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2019. The selected summary financial data for the first nine months of 2019 was derived from the Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2019.

	For the Nine Months Ended
	September 30,		Variance
	2022	2019	#	%
Selected Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$739,941	$624,789	$115,152	18.4%
Food, merchandise and other	600,776	475,444	125,332	26.4%
Total revenues	1,340,717	1,100,233	240,484	21.9%
Selected costs and expenses:
Cost of food, merchandise and other revenues	105,943	87,062	18,881	21.7%
Operating expenses (exclusive of depreciation and amortization)	559,320	495,917	63,403	12.8%
Selling, general and administrative expenses	155,299	174,601	(19,302)	(11.1%)
Other data:
Attendance	17,002	17,925	(923)	(5.1%)
Total revenue per capita	$78.86	$61.38	$17.48	28.5%
Admission per capita	$43.52	$34.86	$8.66	24.8%
In-park per capita spending	$35.34	$26.52	$8.82	33.3%

Admissions revenue. Admissions revenue for the nine months ended September 30, 2022 increased $115.2 million, or 18.4%, to $739.9 million as compared to $624.8 million for the nine months ended September 30, 30, 2019. The increase in admissions revenue was primarily a result of an increase in admission per capita which offset a decrease in attendance of approximately 0.9 million guests, or 5.1%.  Admission per capita increased by 24.8% to $43.52 in the 2022 period compared to $34.86 in the 2019 period. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, along with the net impact of the admissions product mix when compared to the first nine months of 2019. Attendance declined primarily due to a decline from international guest visitation and group-related attendance, partially offset by the impact of increased incremental operating days when compared to 2019.  Excluding international guest visitation and group-related attendance, attendance increased by approximately 2.2% when compared to the first nine months of 2019.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2022 increased $125.3 million, or 26.4%, to $600.8 million as compared to $475.4 million for the nine months ended September 30, 2019, primarily as a result of an increase in in-park per capita spending, partially offset by a decrease in attendance.  In-park per capita spending increased by 33.3% to $35.34 in the first nine months of 2022 compared to $26.52 in the first nine months of 2019.  In-park per capita spending improved primarily due to pricing initiatives, improved product quality and mix and the impact of new or enhanced and/or expanded venues and/or events or other in-park offerings during the first nine months of 2022 when compared to the first nine months of 2019. In-park per capita spending was unfavorably impacted by less than optimal staffing, particularly during the first quarter of 2022, which impacted our ability to fully operate and/or open some of our food and beverage and retail outlets.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2022 increased $18.9 million, or 21.7%, to $105.9 million as compared to $87.1 million for the nine months ended September 30, 2019. These costs represent 17.7% and 18.3% of the related revenue earned for the nine months ended September 30, 2022 and 2019, respectively. The decrease as a percent of related revenue partly relates to higher realized prices on some of our in-park products and the impact of sourcing cost savings initiatives which were partially offset by the impact of inflationary pressures.

Operating expenses. Operating expenses for the nine months ended September 30, 2022 increased $63.4 million, or 12.8%, to $559.3 million as compared to $495.9 million for the nine months ended September 30, 2019.  The increase primarily results from operating costs associated with incremental operating days, new, enhanced and/or expanded venues, events and attractions, along with inflationary pressures, partially offset by a net reduction in labor-related costs and other operating costs primarily resulting from structural cost savings initiatives. Operating expenses were 41.7% of total revenues for the nine months ended September 30, 2022 compared to 45.1% for the nine months ended September 30, 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2022 decreased $19.3 million, or 11.1%, to $155.3 million as compared to $174.6 million for the nine months ended September 30, 2019.  The decrease primarily relates to a targeted reduction in marketing related costs, a decrease in third-party consulting costs and the impact of cost savings and efficiency initiatives, partially offset by an increase in non-cash equity compensation expense. As a percentage of total revenue, selling, general and administrative expenses were 11.6% for the nine months ended September 30, 2022 compared to 15.9% for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted.  As of September 30, 2022, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.6.  We typically have operated with a working capital ratio of less than 1.0 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, or our affiliates, may from time to time purchase our outstanding equity and/or debt securities, including our outstanding bank loans in privately negotiated or open market transactions, by tender offer or otherwise. Any such purchases may be funded by incurring new debt, including additional borrowings under our Senior Secured Credit Facilities. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt may trade at a discount to the face amount among current or future syndicate members, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series. Depending on conditions in the credit and capital markets and other factors, we will, from time to time, consider other financing transactions, the proceeds of which could be used to refinance our indebtedness or for other purposes.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2022	2021
	(Unaudited, in thousands)
Net cash provided by operating activities	$468,874	$416,437
Net cash used in investing activities	(150,729)	(73,591)
Net cash used in financing activities	(647,139)	(222,913)
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(328,994)	$119,933

Cash Flows from Operating Activities

Net cash provided by operating activities was $468.9 million during the nine months ended September 30, 2022 as compared to $416.4 million during the nine months ended September 30, 2021.  The change in net cash provided by operating activities was primarily impacted by improved operating performance, including increased sales of admission and other products and the impact of decreased interest payments in the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure.  Net cash used in investing activities during the nine months ended September 30, 2022 consisted primarily of capital expenditures of $150.7 million largely related to future attractions. Net cash used in investing activities during the nine months ended September 30, 2021 consisted primarily of $73.6 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Nine Months Ended September 30,
	2022	2021
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$100,197	$44,046
Expansion/ROI projects(b)	50,532	29,545
Capital expenditures, total	$150,729	$73,591
(a)	Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)	Reflects capital expenditures for park expansion, new properties, and revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. Historically, we generally expect to fund our capital expenditures through our operating cash flow.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2022 results primarily from share repurchases of $617.8 million and payment of tax withholdings on equity-based compensation through shares withheld of $22.2 million.  Net cash used in financing activities during the nine months ended September 30, 2021 results primarily from net debt repayments of $130.6 million, which includes the Refinancing Transactions and payments on the Second-Priority Senior Secured Notes, $77.6 million used to repurchase shares and the payment of tax withholdings on equity-based compensation through shares withheld of $12.7 million. The Refinancing Transactions primarily consisted of $1,934.6 million in repayments of our Term B-5 Loans and Second-Priority Senior Secured Notes, approximately $34.3 million related to a premium paid for redemption of our Second-Priority Senior Secured Notes, and approximately $23.1 million in debt issuance costs partially offset by net proceeds from our Term B Loans and the Senior Notes of $1,922.2 million. See Note 6–Long-term Debt in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below.  As of September 30, 2022, our indebtedness consisted of senior secured credit facilities, 5.25% unsecured senior notes (the “Senior Notes”) and 8.75% first-priority senior secured notes (the “First-Priority Senior Secured Notes”).

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

As of September 30, 2022, our Senior Secured Credit Facilities consisted of $1.188 billion in Term B Loans which will mature in August 2028, along with a $390.0 million Revolving Credit Facility, which had no amounts outstanding as of September 30, 2022 and will mature in August 2026. As of September 30, 2022, SEA had approximately $19.7 million of outstanding letters of credit, leaving approximately $370.3 million available for borrowing under the Revolving Credit Facility.

Senior Notes and First-Priority Senior Secured Notes

As of September 30, 2022, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029 and $227.5 million in aggregate principal amount of First-Priority Senior Secured Notes, due on May 1, 2025.

Covenant Compliance

As of September 30, 2022, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes.  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details relating to our restrictive covenants.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2022	2021	2022	2021	2022
	(Unaudited, in thousands)
Net income	$134,557	$102,097	$242,180	$184,975	$313,718
Provision for income taxes	52,578	8,936	80,857	12,249	68,444
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	58,827	—	58,827	—
Interest expense	30,556	28,372	82,736	90,455	108,923
Depreciation and amortization	37,216	36,306	114,379	109,111	153,928
Equity-based compensation expense (b)	4,472	13,076	15,554	24,331	32,241
Loss on impairment or disposal of assets and certain non-cash expenses(c)	3,540	1,291	12,555	4,978	14,676
Business optimization, development and strategic initiative costs (d)	4,656	2,307	14,050	5,654	17,155
Certain investment costs and other taxes	53	56	1,053	472	1,411
COVID-19 related incremental costs (e)	4,957	13,560	5,930	17,928	10,564
Other adjusting items (f)	1,598	451	5,275	304	6,273
Adjusted EBITDA (g)	$274,183	$265,279	$574,569	$509,284	$727,333
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (h)					3,000
Other adjustments as defined in the Debt Agreements (i)					18,561
Covenant Adjusted EBITDA (j)					$748,894

(a)

Reflects a loss on early extinguishment of debt and write-off of discounts and debt issuance costs associated with the Refinancing Transactions.  See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b)

Reflects non-cash equity compensation expenses and related payroll taxes associated with grants of equity-based compensation.  For the three and nine months ended September 30, 2021 and the twelve months ended September 30, 2022, includes equity compensation expense related to certain performance vesting restricted awards which were previously not considered probable of vesting.  See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(c)

Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals including asset write-offs and costs related to certain rides and equipment which were removed from service. Includes approximately $2.6 million for the three months ended September 30, 2022 and approximately $6.5 million for the nine and twelve months ended September 30, 2022 related to non-cash self-insurance reserve adjustments.

(d)

For the three and nine months ended September 30, 2022, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $2.5 million and $7.6 million, respectively of third-party consulting costs and (ii) $1.8 million and $5.6 million, respectively of other business optimization costs and strategic initiative costs.

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

For the twelve months ended September 30, 2022, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $9.7 million of third-party consulting costs and (ii) $6.6 million of other business optimization costs and strategic initiative costs.

(e)

For the three, nine and twelve months ended September 30, 2022, includes approximately $4.1 million of certain legal matters related to the temporary COVID-19 park closures. For the twelve months ended September 30, 2022, also includes approximately $3.1 million of certain incremental, nonrecurring, temporary incentives paid to attract employees to return or remain in the workforce during the COVID-19 related environment and approximately $1.7 million of contract termination or modification costs related to impacts from the temporary COVID-19 park closures.

For the three and nine months ended September 30, 2021, includes approximately $9.2 million and $10.4 million, respectively, of nonrecurring contractual liabilities and legal costs impacted by the temporary COVID-19 park closures and approximately $4.1 million and $6.9 million, respectively, of incremental temporary labor related costs incurred to prepare and staff the parks and certain incremental, nonrecurring, temporary incentives paid to attract employees to return to or remain in the workforce during the COVID-19 related environment.

(f)

Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.  Includes approximately $3.6 million for the nine and twelve months ended September 30, 2022 related to a legal settlement.

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

Contractual Obligations

There have been no material changes to our contractual obligations as September 30, 2022 from those previously disclosed in our Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2022.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt.  We have no interest rate swap agreements outstanding as of September 30, 2022.  We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At September 30, 2022, approximately $1.2 billion of our outstanding long-term debt represents variable-rate debt.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022.  Based upon this evaluation, our management, including our principal executive officer and principal financial officer, have concluded that a material weakness in our internal control over financial reporting still exists as initially disclosed as of September 30, 2021.  Specifically, the Company does not have sufficient policies and procedures related to Board oversight of certain Board engagement within the Company’s control environment. Accordingly, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than those disclosed in the status update section.

Status Update

Management and our Board of Directors are committed to remediating the above noted material weakness to address the deficiency within the control environment which resulted from a lack of sufficient policies and procedures surrounding the frequency, manner and extent in which Board members engage with management, resulting, in part, from increased Board engagement with management, as disclosed in Part I, Item 2, “Current Operating Environment” included elsewhere in this Quarterly Report on Form 10-Q.  As a result, management and the Board determined that it should establish and/or enhance additional policies and procedures relating to Board engagement and establish a process to evaluate adherence to these policies and procedures. Based upon a recommendation of the Audit Committee, the Board formed a committee (the “Committee”) and engaged independent consultants to advise the Committee and management as it relates to this deficiency to develop and execute on a remediation plan.

Management has performed an initial risk assessment to address this deficiency.  As a result of this assessment, management and the Committee identified actions to remediate the material weakness, including the following actions:

•	Updated and further revising policies related to Board and management interactions and communications.
•	Enhanced our evaluation of the control environment by increasing the frequency and broadening the scope of the fraud risk assessment.
•	Named a lead director whose responsibilities, amongst others, include acting as a liaison and monitoring Board and management engagement.
•	Implemented additional regular sessions between senior management and the Board.
•	Designed and implemented certain new controls and enhanced existing controls such as:
a)	Increased testing of certain transactional and entity level controls.
b)

Initiated and conducted training and education for members of the Board and certain members of senior management regarding the internal control framework and corporate policies related to Board and management engagement.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on February 28, 2022, except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed on August 5, 2022 and to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the third quarter of 2022.  The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2022	July 31, 2022	771,656	$45.92	771,656	$—
August 1, 2022	August 31, 2022	717,548	$53.48	717,154	211,644,248
September 1, 2022	September 30, 2022	1,676,526	$50.58	1,674,737	126,941,523
		3,165,730		3,163,547	$126,941,523
(1)

Except for the 3,163,547 shares of our common stock repurchased as described in footnote (2) all purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.

(2)

Our Board had previously approved a $250.0 million share repurchase program (the “May Share Repurchase Program”). Pursuant to the May Share Repurchase Program, during the quarter ended September 30, 2022, we repurchased 771,656 shares for an aggregate total of approximately $35.4 million, leaving no amount remaining under the May Share Repurchase Program as of July 29, 2022.

On August 4, 2022, we announced that our Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”).  Under the Share Repurchase Program, during the quarter ended September 30, 2022, we repurchased 2,391,891 shares for an aggregate total of approximately $123.1 million, leaving approximately $126.9 million available as of September 30, 2022. Subsequent to September 30, 2022, we repurchased 1,214,882 shares for an aggregate total of approximately $60.8 million, leaving approximately $66.1 million remaining under the Share Repurchase Program as of October 31, 2022.

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

All of the common stock is held as treasury shares as of September 30, 2022. The number of shares to be purchased and the timing of purchases was based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements, share ownership thresholds, debt covenant restrictions, future tax implications and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1*†	Offer Letter of Employment, Agreed and Accepted the 1st day of August 1, 2022, between SeaWorld Entertainment, Inc. and Jim Hughes

10.2*†	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Annual Incentive Plan Award)

10.3*†	Form of Option Grant Notice and Option Agreement (Employees—Time-Based Matching Options)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.

* †	Filed herewith. Identifies exhibits that consist of a management contract or compensatory plan or arrangement

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)

Date: November 9, 2022	By: /s/ Michelle F. Adams
Michelle F. Adams
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)