Form 10-K
period 2022-12-31
SeaWorld Entertainment, Inc.
filed 2023-03-01
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,782,223,945 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange. For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 63,919,409 shares of Common Stock, par value $0.01 per share as of February 23, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2023 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Tampa, FL

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” “SeaWorld,” “we,” “our” or “us” in this Annual Report on Form 10-K refer to SeaWorld Entertainment, Inc. and its consolidated subsidiaries; (ii) references to “guests” refer to our theme park visitors; (iii) references to “customers” refer to any consumer of our products and services, including guests of our theme parks; (iv) references to our “theme parks” or “parks” include all of our separately gated parks; (v) references to the “TEA/AECOM 2019 Report” refer to the 2019 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2020, which represents TEA/AECOM's most recently updated attendance rankings; and (vi) references to the “Amusement Today, 2022” refer to the Amusement Today 2022 Golden Ticket Awards, Vol. 26, issue 6.2 dated September 2022. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM 2019 Report, which are not independently validated by the Company.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including the following:

•
a decline in discretionary consumer spending or consumer confidence, including any unfavorable impacts from Federal Reserve interest rate actions and inflation which may influence discretionary spending, unemployment or the overall economy;
•
various factors beyond our control adversely affecting attendance and guest spending at our theme parks, including, but not limited to, weather, natural disasters, labor shortages, inflationary pressures, supply chain delays or shortages, foreign exchange rates, consumer confidence, the potential spread of travel-related health concerns including pandemics and epidemics, travel related concerns, adverse general economic related factors including increasing interest rates, economic uncertainty, and recent geopolitical events outside of the United States, and governmental actions;
•
failure to hire and/or retain employees;
•
increased labor costs, including minimum wage increases, and employee health and welfare benefit costs;
•
complex federal and state regulations governing the treatment of animals, which can change, and claims and lawsuits by activist groups before government regulators and in the courts;
•
activist and other third-party groups and/or media can pressure governmental agencies, vendors, partners, guests and/or regulators, bring action in the courts or create negative publicity about us;
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
•
seasonal fluctuations in operating results;

•
changing consumer tastes and preferences;
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
•
our leverage and interest rate risk;
•
the ability of Hill Path Capital LP and its affiliates to significantly influence our decisions and their interests may conflict with ours or yours in the future;
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

Recent Developments

Impact of Global COVID-19 Pandemic

Our results of operations for 2022 continued to be impacted by the global COVID-19 pandemic due in part to a decline in both international and group-related attendance from historical levels. Additionally, our results of operations for 2021 and 2020 were impacted by the following factors: (i) capacity limitations, modified/limited operations and/or temporary park closures which were in place for portions of the respective periods; (ii) decreased demand due to public concerns and government restrictions associated with the pandemic; and (iii) severe restrictions on international travel.

In response to the COVID-19 pandemic, and in compliance with government restrictions, we temporarily closed all of our theme parks effective March 16, 2020. Beginning in June 2020, we began the phased reopening of some of our parks with enhanced health, safety and cleaning measures, capacity limitations and/or modified/limited operations, which at times included reduced hours and/or reduced operating days. By the end of August 2020, we had reopened 10 of our 12 parks on a limited basis and by the end of the second quarter of 2021, all of our 12 parks were open, and operating without COVID-19 related capacity limitations.

The COVID-19 pandemic has had, and may continue to have, a material impact on our financial results. See further discussion in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections included elsewhere in this Annual Report on Form 10-K and in Note 1–Description of the Business in the notes in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Current Operating Environment

Our Board has formed a number of committees and held certain meetings and operational review sessions designed to provide further assistance from Board members with expertise in certain areas by providing enhanced oversight over the operations of the Company. As a result, in the current operating environment, certain members of our Board, including our Chairman of the Board, are actively involved in overseeing certain key operating activities and decisions.

The current condition of the overall labor market, including wage inflationary pressures, the challenging current operating environment and COVID-19 related factors has led to increased turnover throughout the company and challenges in meeting our staffing goals. These staffing challenges have also led to wage pressures and less than optimal staffing levels, which have impacted and could continue to impact our ability to open some of our food and beverage and retail outlets, caused us to temporarily close some rides or attractions, and/or caused longer wait times in certain areas of our parks, which has and could continue to impact the guest experience. To address these items, we continue our efforts to recruit and retain talent, optimize staffing levels and focus on park operations from the guest perspective, among other initiatives. We have also been impacted by significant inflationary pressures (particularly relating to the costs for labor, goods, freight, services and capital projects), supply chain disruptions (which has, at times, impacted ride availability) and higher interest rates. We have heightened our focus on cost reduction and efficiency opportunities as well as incremental pricing and revenue opportunities to help offset cost pressures.

For further discussion relating to strategic measures we have taken to operate in the current environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1–Description of the Business in the notes in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For other factors concerning the current operating environment and the COVID-19 pandemic, see the “Risk Factors” section of this Annual Report on Form 10-K, including “The COVID-19 pandemic has disrupted our business and could adversely affect our results of operations and/or various other factors beyond our control could materially adversely affect our financial condition and results of operations” and “If we fail to hire and/or retain employees, our business may be adversely affected”.

In March 2022, we opened our Sesame Place San Diego park which has been, and is expected to continue to be, open more operating days than the Aquatica San Diego park it replaced, particularly in the first and fourth quarters of the year. Additionally, during 2021 we began year-round operations at our SeaWorld park in Texas and began to strategically add additional operating days at both our Busch Gardens park in Virginia and our Sesame Place park in Pennsylvania.

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
•
Differentiated Theme Parks. We own and operate 12 theme parks which deliver high-quality educational experiences, entertainment offerings, aesthetic appeal, and shopping and dining experiences. Our portfolio includes theme parks ranked among the most highly attended in the industry, including three of the top 20 theme parks and four of the top 10 water parks in North America, as measured by attendance (TEA/AECOM 2019 Report). Our combined theme park portfolio has over 700 attractions that appeal to guests of all ages, including 75 animal habitats, 133 programs and 205 rides. In addition, we have over 325 restaurants, photo and specialty retail shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from educational animal encounters and presentations and family-friendly attractions, to thrilling rides and exciting shows. In fact, we have won numerous awards and recognition. See further details in our theme park portfolio table located in the Our Theme Parks section which follows.
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
•
One of the World’s Largest Zoological Collections. We provide care for what we believe is one of the world’s largest zoological collections. We believe we are attractively positioned in the industry due to our highly unique zoological collection and ability to present our animals in a differentiated, interactive and educational manner. Through opportunities to explore and interact with these amazing animals in our parks, each year we educate millions of guests with the goal of inspiring them to care and protect animals and their habitats in the wild. Our commitment to these animals includes applying world-class standards of care while striving to provide habitats that promote their health. We also lead, partner with and/or sponsor research efforts that have provided and will continue to provide essential information and tools to help protect and sustain species in their natural habitats around the world. See the “—Conservation and Community Relations” section included elsewhere in this Annual Report on Form 10-K.
•
Strong Competitive Position. Our competitive position is enhanced by the combination of our powerful brands, extensive zoological collection and expertise, and attractive in-park assets located on valuable real estate. Our zoological collection and expertise, which have evolved over our six decades of caring for animals, would be extremely difficult and expensive to replicate. We have made extensive investments in new attractions and infrastructure and we believe that our theme parks are well capitalized (see the “— Capital Improvements” section included elsewhere in this Annual Report on Form 10-K for a discussion of our new rides and attractions). We believe that the limited supply of real estate suitable for theme park development in the United States coupled with high initial capital investment, long development lead-times and zoning and other land use restrictions constrain the number of large theme parks that can be constructed.
•
Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team, led by Marc Swanson, our Chief Executive Officer, has an average tenure of approximately 21 years in relevant industries. The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product and business development, hospitality, marketing, finance and accounting. Additionally, we believe our animal care team is among the most experienced and qualified in the world, making us a global leader in animal welfare, husbandry, enrichment, and veterinary care.

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
•
Significant Cash Flow Generation. We believe that our disciplined approach to capital expenditures, cost management and working capital management historically has enabled us to generate significant annual operating cash flow, even in previous years of declining performance. In addition, some of our parks are open year-round, which has helped reduce seasonal cash flow volatility. Due to the temporary park closures and limited reopenings, as a result of the COVID-19 pandemic, our operating cash flow in 2020 was materially impacted, however, we have generated strong operating cash flow in both 2022 and 2021. See the seasonality discussion and the liquidity and capital resources discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included elsewhere in this Annual Report on Form 10-K.
•
Care for Our Community and the Natural World. We are committed to the communities in which our theme parks are located and focus our philanthropic efforts in three areas: animal preservation and stewardship; youth development and education; and community initiatives that address environmental sustainability. Our theme parks inspire and educate children and guests of all ages through experiences that are educational, fun and meaningful. Additionally, our Sesame Place park in Pennsylvania was the first theme park in the world to have achieved the designation of Certified Autism Center from the International Board of Credentialing and Continuing Education Standards (the “IBCCES”).

In 2020, in response to the COVID-19 pandemic, we provided complimentary distance learning resources for students, teachers and parents to use as schools shifted to virtual classrooms. These resources included standards-aligned classroom activities, teacher’s guides, videos, and animal information books. By providing these distance learning resources, we were able to help families explore, discover, and stay connected virtually in a fun and inspiring environment even while our parks were temporarily closed. We continue to provide and update these educational resources to encourage continuous learning.

We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work. For example, we are one of the primary supporters and a corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, we operate one of the world’s most respected rescue programs for ill and injured marine animals, in collaboration with federal, state and local governments, and other members of accredited stranding networks, among others, with the goal of rehabilitating and returning them to the wild. Over our history, our animal experts have helped over 40,000 ill, injured, orphaned and abandoned wild animals. We are committed to animal rescue, conservation research and education and invest millions annually in these efforts.

Our Theme Parks

Our legacy started in 1959 with the opening of our first Busch Gardens theme park in Tampa, Florida. Since then, we have grown our portfolio of strong brands and strategically expanded across five states on approximately 2,000 acres of owned land and 190 acres of leased property in San Diego. Our theme parks offer guests a variety of exhilarating experiences, from animal encounters that invite exploration and appreciation of the natural world, to both thrilling and family-friendly rides, educational presentations and spectacular shows. Our theme parks also provide guests special events and concerts throughout the year, including our Seven Seas Food Festivals, Food & Wine Festivals, Craft Beer Festivals, Sesame Street Kids’ Weekends, Inside Look behind the scenes events, Viva La Musica music celebrations and Summer Nights and Electric Ocean summer events. Additionally, we feature special seasonal events such as our Halloween Spooktacular and Howl-O-Scream events and our Christmas, Hanukkah and Kwanzaa events, along with a variety of other events or festivals throughout the year for holidays such as Lunar New Year, Mardi Gras and Cinco de Mayo. Our theme parks are consistently recognized among the top theme parks in the world and rank among the most highly attended in the industry. See further discussion of our recent awards and recognition in the theme park portfolio table which follows. Also see a discussion of our new rides and attractions under the Capital Improvements section.

We generally locate our theme parks in geographic clusters, which we believe improves our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs. Our portfolio of branded theme parks includes the following (see the theme park portfolio table which follows for more details on each of these parks):

•
SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, educational presentations, special dining experiences, family-friendly and thrilling attractions and a variety of educational and entertainment offerings that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill and family-friendly rides and entertainment that creatively incorporate our one-of-a-kind zoological collection. We currently own and operate the following SeaWorld-branded theme parks:
•
SeaWorld San Diego is the original SeaWorld theme park and was founded in 1964 by four graduates from the University of California, Los Angeles (UCLA). SeaWorld San Diego spans 190 acres of waterfront property on Mission Bay in San Diego, California, is open year-round and is one of the most visited paid attractions in San Diego. SeaWorld San Diego is home to a number of attractions, including Emperor, a floorless dive coaster opened in 2022, Tidal Twister, a first-of-its-kind dueling roller coaster, and Electric Eel, a triple-launch steel roller coaster. SeaWorld San Diego is ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2019 Report).
•
SeaWorld Orlando is a 279-acre theme park in Orlando, Florida, the world’s largest theme park destination, and is open year-round. In 2022, SeaWorld Orlando opened Ice Breaker, a quadruple launch coaster. SeaWorld Orlando is also home to a number of thrilling and family-friendly rides and attractions including Sesame Street Land, an immersive land which includes kids wet and dry play areas, interactive experiences, fun family rides and a Sesame parade, Infinity Falls, a river rapid ride, and Mako, a high-speed hyper coaster. SeaWorld Orlando is ranked among the top 10 theme parks in North America, as measured by attendance (TEA/AECOM 2019 Report).
•
SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing 397 acres in San Antonio, Texas. In 2022, SeaWorld San Antonio opened Tidal Surge, the world's tallest and fastest Screaming Swing. SeaWorld San Antonio is also home to Texas StingRay, the tallest, fastest and longest wooden coaster in Texas and Turtle Reef, a one-of-a-kind sea turtle attraction.
•
Busch Gardens. Our Busch Gardens theme parks are family-oriented destinations designed to immerse guests in international geographic settings. They are renowned for their thrill ride, entertainment and zoological offerings, as well as their beautiful landscaping and gardens. Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions, roller coasters, educational experiences and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:
•
Busch Gardens Tampa Bay is open year-round and features exotic animals, shows and both thrill and family-friendly rides on 306 acres of lush natural landscape. The zoological collection is a popular attraction for families, and the portfolio of rides broaden the theme park’s appeal to teens and thrill seekers of all ages. In 2022, Busch Gardens Tampa Bay opened Iron Gwazi, the tallest hybrid coaster in North America and the world’s fastest and steepest hybrid coaster. Busch Gardens Tampa Bay is also home to Tigris, a triple launch steel coaster that catapults riders forward and backward. Busch Gardens Tampa Bay is ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2019 Report).
•
Busch Gardens Williamsburg, a 422-acre theme park, is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming. Busch Gardens Williamsburg is home to a number of thrilling roller coasters and attractions including Pantheon, which opened as the world's fastest multi-launch coaster in 2022 and Finnegan’s Flyer, an extreme swing ride.
•
Aquatica. Our Aquatica-branded water parks are premium, family-oriented destinations in a South Seas-themed tropical setting. Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative presentation of marine animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following separately gated Aquatica branded theme parks:
•
Aquatica Orlando is an 81-acre South Seas-themed water park close to SeaWorld Orlando that is open year-round. The water park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats. In 2022, Aquatica Orlando opened Reef Plunge, a body slide which passes through an underwater habitat, and in 2021, opened Riptide Race, a dueling pipeline slide. Aquatica Orlando is ranked #4 most attended water park in North America and #8 worldwide (TEA/AECOM 2019 Report) and was the first water park in the world to be designated a Certified Autism Center (IBCCES, 2019).
•
Aquatica San Antonio is an 18-acre water park located adjacent to SeaWorld San Antonio. The water park features a variety of waterslides, rivers, lagoons, a large beach area and private cabanas. In 2022, Aquatica San Antonio opened Riptide Race, a dueling pipeline slide. Aquatica San Antonio is also home to Tonga Twister, a high energy body slide. Aquatica San Antonio is ranked #8 most attended water park in North America (TEA/AECOM 2019 Report).

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
•
Sesame Place. Our Sesame Place theme parks are the only theme parks in the United States entirely dedicated to the award-winning television show, Sesame Street, and its spirit of imagination. The theme parks share SeaWorld’s “education and learning through entertainment” philosophy and allows parents and children to experience Sesame Street together through whirling rides, water slides, colorful shows and furry friends. We currently own and operate the following separately Sesame Place branded theme parks:
•
Sesame Place Philadelphia is a 55-acre theme park located in Langhorne, Pennsylvania. The theme park features dry and water rides, play areas, meet and greets, shows year-round events and a parade all themed to Sesame Street. In 2022, Sesame Place opened Big Bird's Tour Bus, a red double-decker bus which goes around and around with a Sesame Street-inspired cityscape as the backdrop. Sesame Place Philadelphia was the first theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018).
•
Sesame Place San Diego is a 17-acre theme park opened in 2022 on the site of our former Aquatica San Diego park in Chula Vista, California. The park features an interactive Sesame Street Neighborhood, where kids can play with immersive physical and digital character experiences. Guests also have exciting ways to engage with Sesame Street characters, including a live character show, a daily parade and one-of-a-kind photo opportunities. In addition to ongoing park offerings, the park has a full lineup of exciting family-friendly events and seasonal celebrations throughout the year.

See additional discussion concerning the license agreement with Sesame Workshop in the “—Intellectual Property” section included elsewhere in this Annual Report on Form 10-K.

•
Water Country USA. Located on 222 acres, Virginia’s largest family water park, Water Country USA, features state-of-the-art water rides and attractions, all set to a 1950s and 1960s surf theme. Water Country USA is located near Busch Gardens Williamsburg and in 2022 opened Aquazoid Amped, a new water slide experience featuring a special effects show, music and dynamic lighting effects. Water Country USA is ranked #6 most attended water park in North America (TEA/AECOM 2019 Report).
•
Adventure Island. Located adjacent to Busch Gardens Tampa Bay, Adventure Island is a 56-acre water park which features water rides, dining and other attractions that incorporate a Key West theme. Adventure Island is ranked #7 most attended water park in North America (TEA/AECOM 2019 Report). In 2022, Adventure Island opened Rapids Racer, a dueling pipeline slide, and re-opened Wahoo Remix (formerly Wahoo Run), a family raft ride with new synchronized light and sound elements.

The table which follows represents our theme park portfolio in 2022 and some of our recent awards and recognition.

Location	Theme Park	Year Opened	Awards/Recognition	2022 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Orlando, FL		1973
•
Voted #1 Nation’s Best Amusement Park in 2022 and 2021 (USA Today, 2021-2022) and voted Orlando’s Best Theme Park from 2016 through 2019 (Orlando Sentinel, 2016-2019)
•
Ranked #1 Best Marine Life/Wildlife Park since the award’s inception in 2006 (Amusement Today, 2006-2019, 2021-2022)
•
Features Mako which ranked #2 Best Roller Coaster for 2022, #1 for 2021 (USA Today, 2021-2022) and #16 top steel roller coaster in the world (Amusement Today, 2022), Ice Breaker which was awarded Best New Amusement Park Attraction for 2022 (USA Today, 2022), SeaWorld Christmas which ranked #1 Theme Park Holiday Event for 2022 (USA Today, 2022) and Howl-O-Scream which ranked #3 Best Theme Park Halloween Event in 2022 (USA Today, 2022)
•
Awarded an International Association of Amusement Parks and Attractions (“IAAPA”) 2022 Brass Ring Award (IAAPA)
				17	13	24	46
		2000	• Ranked #4 Best Marine Life/Wildlife Park in 2022 and 2021 and #3 in 2019 (Amusement Today, 2019, 2021-2022) • Voted Best Theme Park in Orlando for 2022 and 2021 and Best Romantic Thing to Do in Orlando for 2021 (USA Today, 2021-2022) • Voted Best Marine Mammal Park (Global Brands Magazine, 2020)	5	3	0	10
		2008	• Voted #1 for Nation’s Best Outdoor Waterpark in 2022, 2021 and 2018 and among top 5 in 2019 and 2020 (USA Today, 2018-2022) • Voted Orlando’s Best Waterpark from 2016 through 2019 (Orlando Sentinel 2016-2019) • Ranked among the top 25 water parks in the U.S. (TripAdvisor, 2019) • Features Riptide Race, ranked #2 Best New Water Park Ride of 2021 (Amusement Today, 2021)	3	14	0	6
Tampa, FL		1959
•
Ranked #5 for the Nation’s Best Amusement Park for 2022 (USA Today, 2022) and features Iron Gwazi which ranked #1 Best New Roller Coaster for 2022 (Amusement Today, 2022), Falcon’s Fury which ranked #1 Best Non-Roller Coaster ride for 2020, Turn It Up! Show which ranked among top 5 Best Amusement Park Entertainment from 2019-2022 and Howl-O-Scream which ranked #4 Best Theme Park Halloween Event in 2022, and #3 in 2021 (USA Today, 2019-2022)
•
Ranked #2 Best Marine Life/Wildlife Park of 2022 and 2021 and features 2 of the world’s top 50 steel roller coasters (Amusement Today, 2021-2022)
•
Ranked among top 10 amusement parks in the U.S. (TripAdvisor, 2022)
				14	28	33	52
		1980	• Ranked #5 for the Nation’s Best Outdoor Waterpark in 2022, #8 in 2021 and 2020 (USA Today, 2020-2022)	0	13	0	5
San Diego, CA		1964	• Ranked #5 Best Marine Life/Wildlife Park in 2021 and among top three from 2006 through 2018 (Amusement Today, 2006-2018, 2021) • Features Emperor which ranked #3 Best New Amusement Park Attraction for 2022 (USA Today, 2022), Tidal Twister which ranked #4 Best New Family Attraction of 2019 (Amusement Today, 2019) and #10 Best New Amusement Park Attraction for 2019 (USA Today, 2020) • Awarded three IAAPA 2018 Brass Ring Awards and one in 2017 (IAAPA)	21	16	13	26
		1996(a)	• Located in Chula Vista, California and formerly operated as Aquatica San Diego • First theme park in the San Diego area to open as a Certified Autism Center (IBCCES, 2022)	0	15	0	11
San Antonio, TX		1988	• Features Tidal Surge which ranked #5 Best New Amusement Park Attraction for 2022 (USA Today, 2022), and Texas Stingray which was ranked #4 Best New Roller Coaster of 2021 (Amusement Today, 2021) and #5 Best New Amusement Park Attraction for 2020 (USA Today, 2020-2021) • Awarded an International Association of Amusement Parks and Attractions 2022 Brass Ring Award (IAAPA) • Ranked among top four Best Marine Life Parks from 2006 through 2018 (Amusement Today, 2006-2018)	7	13	27	45
		2016(b)	• Features Riptide Race which ranked #3 Best New Water Park Ride of 2022 (Amusement Today, 2022) • Ranked among top 15 water parks in the U.S. (TripAdvisor 2019)	3	14	0	7

Location	Theme Park	Year Opened	Awards/Recognition	2022 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Williamsburg, VA		1975
•
Ranked #4 for the Nation’s Best Amusement Park in 2022 and 2021 and features Pantheon which ranked #4 Best New Amusement Park Attraction for 2022, the Celtic Fyre show which was awarded the Best Amusement Park Entertainment for 2018 through 2022, and Howl-O-Scream which ranked #4 Best Theme Park Halloween Event in 2022 (USA Today, 2018-2022)
•
Ranked among top 25 amusement parks in the U.S. (TripAdvisor, 2019-2020)
•
Named the World’s Most Beautiful Amusement Park for 32 consecutive years (National Amusement Park Historical Association, 2022)
•
Awarded #1 for the Most Beautiful Park/Best Landscaping in 2022, #3 in 2021, and #1 for 2020 and each prior year since the category’s inception in 1998 and features one of the world’s top 50 wood roller coasters, InvadR, and three of the world’s top 50 steel roller coasters, led by Apollo’s Chariot, the #8 rated steel roller coaster in the world (Amusement Today, 1998- 2019, 2021-2022)
				5	36	16	35
		1984	• Ranked #3, #4 and #5 for the Nation’s Best Outdoor Waterpark for 2022, 2021 and 2020, respectively (USA Today,2020-2022) • Ranked among top 25 water parks in the U.S. (TripAdvisor 2019-2020) • Features the Cutback Water Coaster ride which was awarded the Best New Water Park Ride of 2019 (Amusement Today, 2019)	0	16	0	5
Langhorne, PA		1980	• Ranked #5 Best Family Park of 2021 and #2 in 2019 (Amusement Today, 2021, 2019) and features Oscar’s Wacky Taxi, ranked among the top 5 Best New Rides of 2018 (Amusement Today, 2018) • First theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018)	0	24	20	50
Total(h)				75	205	133	298
(a)
This former water park was acquired renovated, rebranded, and relaunched as Aquatica San Diego in June 2013. Subsequently, we converted this park into a Sesame Place standalone theme park which opened in March 2022.
(b)
Prior to 2016, Aquatica San Antonio was included in admission for SeaWorld San Antonio and did not have a separate gate. In 2016, Aquatica San Antonio was converted into a stand-alone, separate admission park that guests can access through an independent gate.
(c)
The 2022 theme park portfolio represents animal habitats, rides, shows and other offerings which were available to guests in 2022.
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
(g)
Represents our 2022 portfolio for events, distinctive experiences and play areas, which collectively may include educational and/or conservation-related elements and may include special limited time events; distinctive experiences often limited to small groups and individuals and/or requiring a supplemental fee (such as educational tours, immersive dining experiences and interactions with animals); and pure play areas, typically designed for children or seasonal special events, often without a queue (such as water splash areas or Halloween mazes).
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

During 2022, we opened numerous new rides and attractions including 5 of the top 10 Best New Amusement Park Attractions of 2022, led by Ice Breaker at SeaWorld Orlando which ranked #1 (USA Today, 2022). For 2023, we believe we have a strong line-up of new rides, attractions, events and upgrades, including, something new and meaningful planned in every one of our parks. This includes the following new rides and attractions expected to open in 2023:

•
Pipeline: The Surf Coaster (SeaWorld Orlando): The first-of-its-kind surf coaster, with seats in a surfing position that rise and fall to mimic the sensation of riding a wave. The coaster will accelerate riders to 60 miles per hour through five air-time moments and an innovative 'wave curl' inversion.
•
Arctic Rescue (SeaWorld San Diego): The fastest and longest straddle coaster on the West Coast takes riders through three launches at speeds up to 40 miles per hour.
•
Catapult Falls (SeaWorld San Antonio): The world's first launched flume coaster features the world's steepest flume drop, North America's only flume with a vertical lift, and the tallest flume drop in Texas.
•
DarKoaster (Busch Gardens Williamsburg): The first all-indoor straddle coaster in North America. Riders experience four launches at speeds up to 36 miles per hour through over 2,400 feet of track.
•
Serengeti Flyer (Busch Gardens Tampa Bay): The world’s tallest and fastest Screaming Swing will take riders up 135 feet at speeds reaching 68 miles per hour.
•
Turi's Kid Cove and Tamariki Twirl (Aquatica Orlando): A water play area featuring watering palms, tipping buckets, spraying jets and water bobbles along with the Tamariki Twirl kid-sized wave slide.
•
Shaka Laka Shores (Adventure Island): A splash and play zone featuring an area with over 25 spray elements and a central kid-friendly play structure.
•
Riptide Race (Water Country USA): The first dueling pipeline slide in Virginia that will send riders through over 500 feet of slide all while navigating high-speed tunnels and tight turns alongside their opponents.
•
Bert & Ernie's Splashy Shores (Sesame Place Philadelphia): A water play area featuring water umbrellas, tipping buckets, spraying jets, water bobbles and a spraying water tower.
•
The Count's Splash Castle (Sesame Place San Diego): An enhanced water play area and expanded play structure which features three tipping buckets, four water slides and over 100 other water play elements.

In order to manage costs and expenditures and to maximize liquidity in response to the temporary park closures and limited reopenings related to the onset of the COVID-19 pandemic in 2020, we substantially reduced or deferred all capital expenditures starting in March 2020 (other than minimal essential capital expenditures) when the parks were closed and postponed the opening of certain rides that were still under construction and originally scheduled to open in 2020. We were able to open certain new attractions in 2020 including our award-winning Texas Stingray coaster at SeaWorld San Antonio and in 2021, we opened Riptide Race at Aquatica Orlando. During 2022, we opened the remaining rides which had been previously delayed from 2020.

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

In addition to our day-to-day maintenance and inspection practices for the existing rides in our parks, before new rides are introduced to our guests, an extensive review of the ride, from design through installation, is conducted by the ride manufacturer, internal technical and operational experts, local authorities, as well as competent third-party inspectors and engineers. Additionally, all new rides are analyzed according to a standardized, internal evaluation and acceptance process, which reviews, among other things, that the new ride operates safely and as intended, that the associated site and facility requirements for the ride operation are met, that the appropriate training of our employees is conducted, and that operational and maintenance procedures are documented.

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

We are also a leader in animal rescue. Working in partnership with state, local and federal agencies, our rescue teams are on call 24 hours a day, seven days a week, 365 days a year, including during our temporary park closures in 2020 and 2021 due to the COVID-19 pandemic. Consistent with our mission to protect animals and their ecosystems, our rescue teams mobilize and often travel hundreds of miles to help ill, injured, orphaned or abandoned wild animals in need of our expert care, with the goal of returning then to their natural habitat. Over our history, we have helped over 40,000 animals across a number of species including bottlenose dolphins, manatees, sea lions, seals, sea turtles, sharks, birds and more. For example, we work closely with Florida Fish and Wildlife Commission (the “FWC”) and in the past six years have helped over 300 manatees as human caused pressures increase. We have one of the largest manatee rescue operations in the world and operate one of only five manatee critical care facilities in the U.S. In response to the growing number of manatees in crisis, during 2022 we announced plans to double the size of our manatee rescue facility at SeaWorld Orlando.

Our commitment to animals also extends beyond our theme parks and throughout the world. We actively participate in species conservation and rescue efforts as discussed in the “—Conservation and Community Relations” section which follows.

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

We have supported conservation efforts such as the Killer Whale Research and Conservation Program, in partnership with the National Fish and Wildlife Foundation, to study and protect endangered killer whales in the wild, with a particular focus on the Southern Resident killer whale population found off the coast of Washington. Another example is a partnership with marine wildlife artist and conservationist Guy Harvey focused on ocean health and the plight of sharks in the wild. We also continue to support the Hubbs-SeaWorld Research Institute, which was started nearly 60 years ago by one of SeaWorld’s founders and remains a world-renowned scientific research organization committed to conserving and renewing marine life to ensure a healthier planet.

As part of our commitment to education and conservation efforts, we have entered into partnerships on some of our rides and attractions including with the following conservation organizations: the Alaska SeaLife Center on our Ice Breaker at SeaWorld Orlando ride which highlights animal rescue and climate change in the Arctic region; Penguins International on our Emperor ride at SeaWorld San Diego which focuses on penguin awareness and conservation; and the Wilderness Foundation Africa on our Iron Gwazi ride at Busch Gardens Tampa Bay which highlights the plight of endangered African wildlife.

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

Energy Efficiency

We are evaluating the ways in which we can reduce our fossil fuel consumption and greenhouse gas emissions to better align with our mission to protect animals and the natural ecosystems on which they rely. Over the past few years, we have continued to make investments in renewable energy and greater energy efficiency at our parks and buildings such as solar panels, LED lighting retrofits, adding variable-frequency drive to motors and enhancing other mechanical systems. Renewable and energy efficiency highlights include the solar carport system at Sesame Place San Diego, which not only generates up to 90% of the park’s annual energy needs but also provides over 400 shaded parking spots for guests and employees. In our data operations, we have adopted processes that decrease energy usage at on-premise data centers, including transitioning gradually to cloud storage. In addition to lowering our overall electrical consumption, these measures are designed to improve our data security posture.

Water Stewardship

Given our dedication to protecting marine animals and their habitats, water stewardship is naturally one of our key focus areas. Our parks and operations rely heavily upon water, and we continually seek innovative ways of reducing water usage, whether through updating our parks’ animal habitats with new filtration technology strategies, using best practices wherever possible, or installing drought-tolerant landscaping. We believe our parks have some of the most advanced and efficient water purification systems in the world, which provide the optimum environment for our marine life. We leverage this knowledge to reclaim and recycle wastewater for reuse, thereby decreasing our consumption of fresh water. We have also implemented a range of other water conservation efforts across our parks, including a natural biofiltration system in 2019 at SeaWorld San Antonio, which is the first of its kind in a zoological setting. Many of our water conservation efforts incorporate lessons from our facilities in San Diego and San Antonio, which, driven in part by drought conditions, have found innovative opportunities to harvest rainwater, reuse water for cooling buildings, and adapt landscaping to require less water. We continually look for new ways to reduce water use in our parks and to support water conservation projects elsewhere.

Waste Management

We see the impacts of marine debris and litter along shorelines and in coastal waters, estuaries, and oceans – a visible reminder of the need to reduce waste. We are doing our part by implementing programs to generate less waste in our parks.
At all our parks, we have implemented a range of waste-reduction and resource conservation initiatives, including: (i) removing all expanded polystyrene products from the parks; (ii) removing all plastic straws, plastic coffee stir sticks and plastic shopping bags as of 2018; (iii) using fibers certified by the Forest Stewardship Counsel (“FSC”) as sustainably sourced for printed materials when available; and (iv) minimizing the use of paper throughout our business by switching to online platforms and providing tablets for Environmental Health & Safety employees to use for accident investigation. We raise awareness with our employees and guests about the need for all of us to do our part to address this global challenge.

Responsible Sourcing

Corporate responsibility extends to how we source the goods and services needed to operate our parks and to serve our guests. We have established a Responsible Food Sourcing Policy, which outlines our commitment to partner with food suppliers that deliver products that meet or exceed sustainable, healthy and humane food standards. For example, our seafood is sourced from organizations that promote environmentally responsible fishing and farming processing and food safety practices, our eggs are certified cage-free, and we have made a commitment to purchase commodity pork cuts from suppliers who have announced a commitment to humane farming practices. In response to growing guest demand, we have also taken steps to expand the number of plant-based food offerings on our menus across our parks. As part of these efforts, in 2019, we added a sustainable, plant-based burger to our menus at all of our parks. We have also taken additional steps, where possible, to identify and partner with brands and products in our parks which share our commitment to giving back to communities, animals, and/or our broader environment.

Human Capital Management

We have a diverse and mission-driven team of employee ambassadors. Our team makes it possible each day to provide our guests with experiences that matter and to inspire them to protect animals and the wild wonders of our world. As of December 31, 2022, we employed approximately 3,200 full-time employees and approximately 11,900 part-time and seasonal employees. During our peak operating season in 2022, we employed additional part-time and seasonal employees, including high school and college students. None of our employees are covered by a collective bargaining agreement.

Our focus on recruiting and developing diverse talent has resulted in a management team that is approximately 48% female and 34% of a minority ethnicity. Similarly, our overall workforce is 51% women and 56% of a minority ethnicity. We don’t simply view diversity as a target, but rather a continual commitment to focus on creating the best and most inclusive workplace possible by recognizing and celebrating our unique backgrounds.

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

Food and Beverage Offerings

We strive to deliver a variety of high quality, creative and memorable food and beverage experiences for our guests. Our culinary team focuses on providing creative menu offerings and ways to deliver those offerings that appeal to our diverse guest base. We also offer a variety of dining programs that we believe provide quality food and great value to our guests and drive incremental revenues. While our menu offerings have broad appeal, they also cater to guests who desire healthy options and those with special allergy-related needs. Our all-day-dining program delivers convenience and value to our guests with numerous restaurant choices for one price for the entirety of their day visit to the park. We also offer creative immersive dining experiences that allow guests to dine up-close with our animals and characters. Our commitment to care for the natural world extends to the food that we serve. Some of our menus feature sustainable, organic, seasonal, and locally grown ingredients that aim to minimize environmental impacts to animals and their habitats. In addition, through our ongoing culinary supply chain management initiatives, we believe we are well-positioned to take advantage of changing economic and market conditions.

Merchandise and Other In-Park Service Offerings

We offer guests the opportunity to capture memories through our products and services, including through traditional retail shops, game venues and customized photos. We make a focused effort to leverage the emotional connection of the theme park experiences, capitalize on trends, and optimize brand alignment with our merchandise product offerings. In-park games are designed with the goal of creating positive family experiences for guests of every age. Our merchandise teams also focus on making a visit to our theme parks easy, convenient, and comfortable. This includes offering quick queue passes for front of the line access to popular attractions, reserved seating, cabana rentals and other guest conveniences like lockers or service vehicle rentals such as strollers, electric personal carts and wheelchairs.

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

Group Events

At times we host a variety of different group events and meetings at our theme parks, both during the day and at night. Our parks provide a wide variety of unique venues, backdrops and products for groups and include venues such as the icy walls of Antarctica, concert ready stadiums, outdoor pavilions, animal habitats and fully air-conditioned ballrooms. Our special group ticket packages and offerings appeal to specialty markets such as youth, sports, social (e.g., family reunions) and fraternal groups, as well as corporate groups seeking to recognize and reward their employees.

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

As a result of the COVID-19 pandemic and the related impacts, group events and/or attendance in 2022, 2021 and 2020 were impacted. See the “—Impact of Global COVID-19 Pandemic” and “Risk Factors” sections included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance.

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

Our Markets, Guests and Customers

Our theme parks are entertainment venues with broad demographic appeal and are located near a number of large metropolitan areas, including 6 of the 10 most populous metropolitan areas in the United States and 7 of the top 25 Popular Destinations in the United States (U.S. Census, 2022; TripAdvisor, 2022). Additionally, because our theme parks are divided between regional and destination theme parks, historically our guests have included local visitors, non-local domestic visitors and international visitors. As a result of the COVID-19 pandemic and the related impacts, travel from domestic and/or international markets were impacted in 2020, 2021 and 2022. See the “—Impact of Global COVID-19 Pandemic” and “Risk Factors” sections included elsewhere in this Annual Report on Form 10-K for further discussion.

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

Sesame License Agreement

Our wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), is a party to a license agreement with Sesame, a New York not-for-profit corporation. The License Agreement extends SEA’s status as Sesame’s exclusive theme park partner in the United States, Puerto Rico, and the U.S. Virgin Islands (the “Sesame Territory”), with a second Sesame Place® theme park which opened in 2022. We opened our second Sesame Place theme park at the site of the former Aquatica San Diego in March 2022. We also have the option to build additional Sesame Place theme parks in the Sesame Territory.

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

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. We continue to make progress in our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island (the “Middle East Project”). As part of this partnership, we are providing certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses. We also receive additional funds from our partner related to certain agreed-upon services and reimbursements of costs incurred by us on behalf of the Middle East Project. The Middle East Project is on track with the park expected to open in 2023. Additionally, we continue to evaluate and assess other international opportunities which we believe could provide additional value. For a discussion of certain risks associated with our international development strategy, including the Middle East Project, see the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—We may not realize the benefits of developments, restructurings, acquisitions or other strategic initiatives.”

Our Industry

In 2020, the COVID-19 pandemic severely impacted the theme park industry causing complete shutdowns or extended periods of closure. Some theme parks chose to partially reopen with capacity limitations and enhanced safety protocols, which allowed them to resume operations but with lower levels of attendance. With the widespread introduction and reception of vaccines to fight COVID-19 in 2021, and further in 2022, the operating environment and attendance levels have generally improved; however, COVID-19 related factors have and could continue to impact domestic and international travel, group-related attendance and events, public opinion concerning social gatherings and consumer behavior. We believe that the theme park industry is an attractive sector characterized by a proven business model that over the long-term generates significant cash flow and has avenues for growth. Theme parks offer a strong consumer value proposition, particularly when compared to other forms of out-of-home entertainment such as concerts, sporting events, cruises and movies. As a result, theme parks attract a broad range of guests and generally exhibit strong operating margin across regions, operators, park types and macroeconomic conditions.

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

We believe we can compete effectively due to our strong brand recognition, unique and extensive zoological collection, diversity of product offerings and locations, targeted capital investments, guest sentiment related to our rescue and conservation efforts, and valuable real estate. Additionally, we believe that our theme parks feature a sufficient quality and variety of rides and attractions, educational and interactive experiences, merchandise locations, restaurants and family orientation to make them highly competitive with other destination and regional theme parks, as well as other forms of entertainment.

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

Recent Regulatory Developments

The U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) released a proposed rule on February 3, 2016 to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”). The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016. We submitted a comment letter to APHIS expressing our views on the Proposed APHIS Regulations. The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized. These Proposed APHIS Regulations were not listed as a priority for APHIS with the release in January 2023 of the Department of Agriculture’s latest Semiannual Unified Agenda of Federal Regulatory and Deregulatory Actions for Fall 2022 (the “Fall 2022 Unified Agenda”) indicating that the agency did not plan any further action at that time on the matter. However, there can be no assurance that APHIS will not propose or enact regulations that could materially impact the Company in the future.

APHIS did include in the Fall 2022 Unified Agenda a notice that it planned to issue a Final Rulemaking in the first quarter of 2023 to extend its enforcement of the Animal Welfare Act to birds, other than birds bred for use in research. APHIS says this would help ensure the humane care and treatment of such birds. The final APHIS regulations were published in the Federal Register on February 21, 2023. These regulations are not expected to materially impact our park’s avian operations.

On December 3, 2021, APHIS released a Final Rule related to contingency plans for the handling of animals. This rulemaking, which became effective on January 3, 2022, amends Animal Welfare Act regulations to add requirements for contingency planning and training of personnel by research facilities and by dealers, exhibitors, intermediate handlers, and carriers. APHIS says this action will heighten the awareness of licensees and registrants regarding their responsibilities and help ensure a timely and appropriate response should an emergency or disaster occur.

Effective on August 1, 2022, APHIS instituted new procedures for its Animal Welfare Act inspection of animal care facilities. During these inspections, APHIS animal care officials ("Animal Care Officials") identify and document any instances of non-compliance or violations of the Animal Welfare Act. Prior to August 1, 2022, Animal Care Officials would document minor instances of non-compliance on a separate form and use them as “teachable moments.” Licensees that had multiple or serious instances of non-compliance were not eligible for teachable moments. At the direction of Congress, beginning on August 1, 2022, APHIS' use of teachable moments ended and instead they will be cited in inspection reports with any other non-compliance issues.

On October 26, 2022, the U.S. Fish and Wildlife Service (“USFWS) published a notice in the Federal Register to change the status of the emperor penguin to a threatened species under the Endangered Species Act of 1973. SeaWorld is the only U.S. facility that houses this flightless bird species from Antarctica. This rule adds the species to the List of Endangered and Threatened Wildlife. At the same time, USFWS also finalized a rule issued under the authority of section 4(d) of the Endangered Species Act of 1973 that provides measures that are necessary and advisable to provide for the conservation of this species. The rule, which became effective on November 25, 2022, among other things prohibits the transport or breeding of Emperor Penguins. We do not expect the rule to have a material impact to the Company.

On January 6, 2023, APHIS published an Advanced Notice of Proposed Rulemaking ("ANPR") pertaining to amendments to Wild and Exotic Animal Handling, Enrichment and Training Regulations. APHIS requested public comment on its plans to propose amendments to enhance regulations and standards for animals covered under the Animal Welfare Act in three areas: (i) public handling of wild and exotic animals at licensed exhibitors, (ii) the training of personnel who handle wild and exotic animals in these settings, and (iii) environmental enrichment to promote the psychological well-being of all species covered under the Animal Welfare Act. Comments must be received by April 10, 2023 and SeaWorld intends to submit a comment letter to APHIS expressing our views on this ANPR.

On July 26, 2022, U.S. Rep. Adam Schiff (D-CA) introduced the Strengthening Welfare in Marine Settings Act of 2022 ("SWIMS Act"). This bill would establish prohibitions on capturing, importing, exporting, or breeding of orcas, beluga whales, false killer whales, or pilot whales for the purpose of public display. The bill would prohibit the National Oceanic and Atmospheric Administration from issuing any permit under the Marine Mammal Protection Act of 1972 that authorizes the taking (e.g., capturing) or importation of such orcas or whales for the purpose of public display. The bill would revise the Marine Mammal Protection Act of 1972 to make it unlawful to export such orcas or whales, unless they are being transported to marine mammal sanctuaries or for release into the wild. Further, the bill would make it unlawful under the Animal Welfare Act for any person to breed or artificially inseminate such marine mammals for purposes of using their progeny for public display. The bill was referred to the House Agriculture Committee and House Natural Resources Committee. On August 2, 2022, Sen. Dianne Feinstein (D-CA) introduced an identical version of the SWIMS Act in the U.S. Senate. The bill was referred to the Committee on Commerce, Science, and Transportation. No hearings or consideration of the bill was scheduled in the House or Senate before the 117th Congress adjourned on January 3, 2023. To date, the bill has not been reintroduced in the 118th Congress.

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

On May 8, 2017, an affiliate of ZHG Group, Sun Wise (UK) Co., LTD. (“ZHG”) acquired approximately 21% of the then outstanding shares of our common stock from certain affiliates of Blackstone (the “Seller”), pursuant to a Stock Purchase Agreement between ZHG and the Seller (the “Stock Purchase Agreement”). ZHG pledged such shares in connection with certain loan obligations of ZHG (the “Pledged Shares”). ZHG subsequently defaulted on such loan obligations and, as a result, certain lenders (the “Lenders”) foreclosed on the Pledged Shares and, accordingly, the Pledged Shares were transferred to a security agent for the Lenders (the “Security Agent”), on May 3, 2019. On May 27, 2019, the Security Agent entered into a share repurchase agreement with us pursuant to which the Security Agent agreed to sell and we agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent (the “SEAS Repurchase”). On May 27, 2019, the Security Agent also entered into a stock purchase agreement with Hill Path Capital LP (“Hill Path”) and certain of its affiliates pursuant to which the Security Agent agreed to sell and certain affiliates of Hill Path agreed to purchase, in the aggregate, 13,214,000 of the Pledged Shares held by the Security Agent. The purchase closed on May 30, 2019. As of December 31, 2022, Hill Path owned approximately 42.6% of our total outstanding common stock.

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

Risks Related to Our Business and Our Industry

•
We could be adversely affected by a decline in discretionary consumer spending or consumer confidence, including any unfavorable impacts from Federal Reserve interest rate actions and inflation, which may influence discretionary spending, unemployment or the overall economy.
•
Various factors beyond our control could adversely affect attendance and guest spending patterns at our theme parks.
•
If we fail to hire and/or retain employees, our business may be adversely affected.
•
Increased labor costs and employee health and welfare benefit costs may negatively impact our operations.
•
We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.
•
We are subject to scrutiny by activist and other third-party groups and/or media who can pressure governmental agencies, vendors, partners, guests and/or regulators, bring action in the courts or create negative publicity about us.
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
•
Our operating results are subject to seasonal fluctuations.
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
•
We may be unable to purchase or contract with third-party manufacturers for our theme park rides and attractions, or construction and/or supply chain delays may occur and impact attraction openings.
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

Risks Related to Our Business and Our Industry

We could be adversely affected by a decline in discretionary consumer spending or consumer confidence including any unfavorable impacts from Federal Reserve interest rate actions and inflation, which may influence discretionary spending, unemployment or the overall economy.

Our success depends to a significant extent on discretionary consumer spending. Some of the factors that may influence consumer spending on entertainment and recreational activities include general economic conditions, the availability of discretionary income, consumer confidence, high interest rates, domestic and global supply chain issues, high levels of unemployment, pandemics, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, the housing market, fluctuating foreign currency exchange rates and credit availability, government measures, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment, including recessionary concerns. During 2022, the Federal Reserve raised interest rates seven times in response to concerns about inflation. The Federal Reserve also raised interest rates in February 2023 and it may raise them again. Higher interest rates and volatility in financial markets may increase economic uncertainty and negatively affect consumer spending.

The demand for our parks, other entertainment and recreation activities generally, and discretionary travel is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, as well as other adverse economic or market conditions due to COVID-19 or otherwise, may reduce our customers’ discretionary income or willingness to spend on parks, entertainment, recreation activities and travel.

An increase in general price levels (due to inflationary pressure, domestic and global supply chain issues or other macroeconomic factors) could also result in a shift in consumer demand away from discretionary spending, which would adversely affect our attendance or guest spending patterns and, at the same time, increase our operating costs. We may not be able to adequately increase our prices over time at price points that consumers are willing to pay to offset such increased costs.

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
•
inflation;
•
supply chain delays or shortages;
•
fluctuations in foreign exchange rates;
•
low consumer confidence;
•
outbreaks of pandemic or contagious diseases, recreational water illnesses or consumers’ concerns relating to potential exposure to travel-related health concerns such as pandemics and epidemics such as Coronavirus, Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS;

•
changes in the desirability of particular locations or travel patterns of both our domestic and international guests;
•
adverse general economic related factors including increasing interest rates;
•
economic uncertainty;
•
electricity, oil and natural gas prices and travel costs and the financial condition of the airline, automotive and other transportation-related industries, any travel-related disruptions or incidents and their impact on travel or decrease transportation options to cities where we have parks;
•
war, geopolitical events, terrorist activities or threats and heightened travel security measures instituted in response to these events;
•
actions or statements by U.S. and foreign governmental officials related to travel and corporate travel-related activities (including changes to the U.S. visa rules or disease related restrictions or testing requirements) and the resulting public perception of such travel and activities;
•
interruption of public or private utility services to our theme parks; and
•
workplace violence or any other threatened or actual act of violence that threatens the safety and security of, or causes harm to our guests, employees, animals or facilities. Workplace violence or other violence can be pre-meditated or spontaneous and includes the threat from terrorism or an act of terrorism, a bomb threat or actual bombing, an active shooter or mass casualty/damage event, civil unrest resulting in violent protest, any violent criminal acts such as arson, armed robbery, assault, sexual assault, and interpersonal violence such as domestic violence, gender based violence, stalking, or any other violent act occurring on our property.

Any one or more of these factors could adversely affect attendance, revenue, and per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations. Fluctuations in foreign currency exchange rates and inflation impact our business. A strong dollar increases the cost for international tourists and inflationary pressures increase the cost of living which could impact guest’s willingness to visit our parks or guest spending. In addition, demand for our parks is highly dependent on the general environment for travel and tourism, which can be significantly adversely affected by extreme weather events, including ice and snow conditions. In 2022 and 2021, the United States encountered increased inflation and we experienced increased costs for labor, goods, food, merchandise, services and capital projects. Inflation increases the cost of goods we purchase, capital projects, wages and benefits, and services we buy. If we are not able to offset inflationary costs, our results of operations will be negatively impacted and possibly in a material manner. Any of these such events could have a material adverse effect on our business, financial condition, or results of operations. Additionally, because many of the attractions at our parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which negatively affects our revenues and results of operations. Adverse weather events could also cause us to incur significant costs to repair or replace rides or facilities and cause extended closure times if rides or facilities have to be replaced. In addition, our costs and the time to repair and replace rides has increased due to recent supply chain disruptions. Natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the series of extreme weather events experienced in recent years presents an alarming trend. For example, attendance at our parks in 2022 was negatively impacted by Hurricane Ian which led to closures at our parks in Florida and Virginia for a combined 15 operating days. Separately, we have previously also experienced negative impacts from weather events in other parks, particularly hurricanes and severe storms, which have caused park closures and other weather impacts at our parks in Texas, California and Pennsylvania.

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

During 2022 and 2021, in part due to the overall labor market, including wage inflationary pressures and the challenging current operating environment, which at times includes COVID-19 related factors, we have faced increased turnover throughout the company and challenges in meeting our staffing goals. These staffing challenges have also led to wage pressures and less than optimal staffing levels, which have impacted and could continue to impact our ability to open some of our food and beverage and retail outlets, caused us to temporarily close some rides or attractions, and/or caused longer wait times in certain areas of our parks, which has and could continue to impact the guest experience. Despite the staffing challenges we have encountered, which at times have included maintenance, security and/or animal care personnel, we have not and will not compromise the safety of our guests, ambassadors or animals. If we are unable to attract and retain adequate numbers of employees to staff our parks especially during peak periods, this could materially adversely affect our business and negatively impact our results of operations and the guest experience as it could impact the number of venues, rides and/or attractions we can open. See also, “Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

Competition for employees is intense and the labor market is experiencing significant shortages, which has impacted, and has continued to impact, our ability to attract, recruit and retain both qualified senior executives as well as employees for our parks and our headquarters. Many competitors or other businesses in the markets in which we operate have increased wages and/or offered enhanced benefit packages which in some cases may be superior to ours. We have been and could continue to be unable to retain employees or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the current market and/or provide sufficient incentives to retain our existing and future employees. Also, if we fail to maintain a culture that makes our company an attractive place to work, employee morale may be diminished and we may have difficulty retaining our workforce and recruiting new employees. Separately, minimum wage legislation impacts some of our markets which adds additional pressure to our starting wages and increases the possibility of compression which may lead to the departure of experienced personnel.

We have experienced and may continue to experience turnover of key management and executive personnel and at times we have had delays or difficulty in recruiting and hiring for these positions. In addition, we may not have an effective succession plan for some of our key leadership roles. Turnover of personnel, timing or the extent of turnover activity, failure to attract, motivate and retain our employees, or failure to develop and implement a viable succession plan for our senior management, could adversely affect our business, our ability to grow and maintain our business and our future success. Changes in our management team and/or to the Board of Directors may be disruptive to, or cause uncertainty in, our business, and any additional changes to the management team or the Board of Directors could have a negative impact on our ability to manage and grow our business effectively. Any disruption or uncertainty or difficulty in efficiently and effectively filling key management roles or maintaining and growing our workforce could have a material adverse impact on our business, results of operations and/or the price of our common stock.

Increased labor costs and employee health and welfare benefit costs may negatively impact our operations.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our employees to meet our staffing needs. Increased labor costs or turnover due to competition, inflationary pressures, increased minimum wage or employee benefit costs or otherwise, has and could continue to put pressure on our margins and adversely impact our operating expenses. For example, the Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions that have impacted our healthcare costs. Additionally, the current administration is encouraging Congress to increase the federal minimum wage more broadly to $15.00 an hour in the private sector. Any future amendments or new legislation could significantly increase our compensation costs, which would reduce our net income and adversely affect our cash flows.

In 2016, San Diego passed legislation which, after the first increase on January 1, 2017, increased its minimum wage over a five-year period to $15.00. Beginning on January 1, 2023 San Diego’s minimum wage was based on the consumer price index and increased to $16.30 per hour. Virginia passed legislation that increased the state minimum wage to $9.50 an hour on May 1, 2021 and increases its minimum wage to $15.00 an hour by 2026. In November 2020, Florida passed a ballot initiative raising minimum wage to $10.00 per hour effective September 30, 2021. Each September 30th thereafter, minimum wage shall increase by $1.00 per hour until the minimum wage reaches $15.00 per hour on September 30, 2026. From that point forward, future minimum wage increases shall revert to being adjusted annually for inflation starting September 30, 2027. In addition, a number of companies with whom we compete for talent have announced wage and benefit increases to attract and retain employees in a tight labor market which has driven-up labor costs. Increases to the minimum wage in locations where we do business, wages of companies from whom we compete for talent and/or increased benefit costs will negatively impact our operating expenses. See also “If we fail to hire and/or retain employees, our business may be adversely affected”.

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

In 2016, the California Orca Protection Act was enacted into law and (i) codified the end of captive breeding programs and the export and import of genetic materials for orcas in California, (ii) prohibits the import or export of new orcas into or existing orcas out of California, (iii) permits the transfer of orcas currently in California among existing SeaWorld facilities and (iv) requires educational presentations of orcas in California. We introduced new orca programs which are consistent with these standards in our SeaWorld San Diego park in 2017, and the SeaWorld Orlando and SeaWorld San Antonio parks in 2020.

On July 26, 2022, U.S. Rep. Adam Schiff (D-CA) introduced the Strengthening Welfare in Marine Settings Act of 2022 (SWIMS Act). This bill would establish prohibitions on capturing, importing, exporting, or breeding of orcas, beluga whales, false killer whales, or pilot whales for the purpose of public display. The bill would prohibit the National Oceanic and Atmospheric Administration from issuing any permit under the Marine Mammal Protection Act of 1972 that authorizes the taking (e.g., capturing) or importation of such orcas or whales for the purpose of public display. The bill would revise the Marine Mammal Protection Act of 1972 to make it unlawful to export such orcas or whales, unless they are being transported to marine mammal sanctuaries or for release into the wild. Further, the bill would make it unlawful under the Animal Welfare Act for any person to breed or artificially inseminate such marine mammals for purposes of using their progeny for public display. On August 2, 2022, Sen. Dianne Feinstein (D-CA) introduced an identical version of the SWIMS Act in the U.S. Senate. No hearings or consideration of the bill was scheduled in the House or Senate before the 117th Congress adjourned on January 3, 2023. To date, the bill has not been reintroduced in the 118th Congress.

There can be no assurance that Congress will not pass legislation, or other federal, state or local jurisdictions will not propose or enact similar laws or regulations that could materially impact the Company in the future.

Additionally, the U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) has proposed regulations that could impact our business. See the further discussion of APHIS and other proposed regulations under “Recent Regulatory Developments” in the “Business” section included elsewhere in this Annual Report on Form 10-K.

In light of the uncertain legal, legislative and regulatory environment and evolving public sentiment, we continue to evaluate a broad spectrum of enhancements, modifications and alternatives with respect to the display, husbandry and breeding practices, handling and care, and study and research of our animals. Any decisions regarding such matters are subject to consideration and assessment of various factors including, but not limited to, the health and welfare of the animals, guest sentiment, market conditions, anticipated impact on our business, regulatory environment, legal proceedings, and input from our conservation partners, and other factors. If we were to pursue or be required to pursue any alternative approaches with respect to the display, husbandry and breeding practices, handling and care, or study and research of our orcas or other animals in our zoological collection, the full impact of such alternatives on our business will not be known until such alternatives are finalized. In the meantime, we continue to invest significant management attention and resources to evaluate the impact of and ensure compliance with the applicable regulatory and other developments.

We are subject to scrutiny by activist and other third-party groups and/or media who can pressure governmental agencies, vendors, partners, guests and/or regulators, bring action in the courts or create negative publicity about us.

From time to time, animal activist and other third-party groups may make claims before government agencies, bring lawsuits against us, attempt to generate negative publicity associated with our business and/or attempt to influence guests to avoid our parks. Such activities sometimes are based on allegations that we do not properly care for some of our animals. On other occasions, such activities are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to structure our operations to comply with all applicable federal and state laws and vigorously defend ourselves when sued, there are no assurances as to the outcome of claims and lawsuits that could be brought against us or new laws or changes to existing laws that could negatively impact us. Even if not successful, these lawsuits, or proposed changes to laws, can require deployment of our resources and can lead to negative publicity.

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

Our brands and our reputation are among our most important assets. Our ability to attract and retain guests depends, in part, upon the external perceptions of the Company, the quality and safety of our theme parks and services and our corporate and management integrity. The operation of theme parks involves the risk of accidents, illnesses, disruptive guest behavior, environmental incidents and other incidents which may negatively affect the perception of guest and employee safety, health, security and guest satisfaction and which could negatively impact our brands or reputation and our business and results of operations. An accident or an injury at any of our theme parks or at theme parks operated by competitors, particularly an accident or an injury involving the safety of guests and employees, that receives media attention, is the topic of a book, film, documentary or is otherwise the subject of public discussions, may harm our brands or reputation, cause a loss of consumer confidence in the Company, reduce attendance at our theme parks and negatively impact our results of operations. Additionally, incidents could occur in our theme parks which may negatively affect the perception and reaction to our practices concerning certain inclusion and diversity matters. An incident involving our employees and/or our park guests which receives media attention or is otherwise the subject of public and/or social media discussions may negatively impact our results of operations. Furthermore, third-party groups may use these incidents to make claims against us and/or attempt to influence guests to avoid our parks. Such incidents have occurred in the past and may occur in the future.

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

Approximately 57%, 17% and 13% of our revenues in 2022 were generated in the States of Florida, California and Virginia, respectively. Any risks described in this Annual Report on Form 10-K, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2022, Hurricane Ian led to closures at our parks in Florida and Virginia for a combined 15 operating days which unfavorably impacted our attendance. Also, our parks in Texas have previously been negatively impacted by hurricanes. Although we attempt to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida and in Williamsburg, Virginia have previously experienced closures as a result of storms, which negatively impacted attendance and results of operations. Furthermore, changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures.

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

Additionally, damage, failures or interruptions to our information technology systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations and/or result in negative publicity. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, could adversely affect our business operations and financial performance. For example, there have been instances of third-party vendors upgrading to newer versions of software which are no longer compatible with our legacy systems.

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

Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Parks and Resorts, Six Flags Entertainment Corporation, Cedar Fair, L.P., Merlin Entertainments ltd., Herschend Family Entertainment and Hershey Entertainment and Resorts Company. The principal competitive factors of a theme park include location, price, originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of its food, entertainment and employees, weather conditions, ease of travel to the theme park (including direct flights by major airlines), and availability and cost of transportation to a theme park. Certain of our direct competitors have substantially greater financial resources than we do, and they may be able to adapt more quickly to changes in guest preferences or devote greater resources to their attractions or promotion of their offerings and attractions than us. Our competitors may be able to attract guests to their theme parks in lieu of our own through the development or acquisition of new rides, attractions or shows that are perceived by guests to be of a higher quality and entertainment value. As a result, we may not be able to compete successfully against such competitors. If we are unable to compete with new and existing attractions, our results of operations could be negatively impacted.

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

Many of our theme parks are distinguished from those of our competitors in that we offer guest interactions with animals in our care. Individual animals, specific species of animals or groups of animals in our zoological collection could be exposed to infectious diseases or could expose guests to infectious diseases. An outbreak of an infectious disease among any animals in our theme parks or the public’s perception that a certain disease could be harmful to human health may materially adversely affect our zoological collection, our business, financial condition and results of operations. Additionally, outbreaks and/or illnesses in our zoological collection could impact the availability of certain guest experiences.

The high fixed cost structure of theme park operations can result in significantly lower margins if revenues decline or we are unable to offset price increases.

A large portion of our expenses is relatively fixed because the costs for employees, maintenance, animal care, utilities, property taxes and insurance do not vary significantly with attendance. These fixed costs may increase at a greater rate than our revenues especially during inflationary periods and may not be able to be reduced at the same rate as declining revenues. For example, our costs of food, merchandise and other sources of revenues are influenced by inflation and fluctuations in global commodity prices. If cost-cutting efforts are insufficient to offset increased costs or declines in revenues or are impracticable, we could experience a material decline in margins, revenues, profitability and reduced or negative cash flows. Such effects can be especially pronounced during pandemics such as was seen during the COVID-19 pandemic in 2020 or periods of inflation or economic contraction or slow economic growth.

Our operating results are subject to seasonal fluctuations.

We have historically experienced and expect to continue to experience seasonal fluctuations in our annual theme park attendance and revenue, which are typically higher in our second and third quarters, partly because seven of our theme parks were historically only open for a portion of the year. As a result, approximately two-thirds of our attendance and revenues were historically generated in the second and third quarters of the year and we generally incurred a net loss in the first and fourth quarters. In addition, the timing of school vacations and school start dates also cause fluctuations in our quarterly theme park attendance and revenue. For example, revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our theme parks that have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks could also impact attendance patterns.

The operating season at some of our theme parks, including SeaWorld San Antonio, Aquatica San Antonio, Adventure Island, Busch Gardens Williamsburg, Water Country USA, Sesame Place Philadelphia and our former Aquatica San Diego park (rebranded as Sesame Place San Diego in 2022), has historically been of limited duration. Any changes to the operating schedule of a park such as increasing operating days for our seasonal parks, could change the impact of seasonality in the future. During 2021, we began year-round operations at SeaWorld San Antonio and began to operate on select days on a year round basis at both Busch Gardens Williamsburg and Sesame Place in Pennsylvania. Additionally, in March 2022, we opened our Sesame Place San Diego park which has been, and is expected to continue to be, open more operating days than the Aquatica San Diego park it replaced, particularly in the first and fourth quarters of the year.

When conditions or events described in this Risk Factors section occur during the operating season, particularly during the second and third quarters, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, historically most of our expenses for maintenance and costs of adding new attractions at our seasonal theme parks are incurred when the operating season is over, which may increase the need for borrowing to fund those expenses during such periods.

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

As described elsewhere in this Annual Report on Form 10-K, a material weakness in the Company’s internal control over financial reporting still exists which was initially disclosed as of September 30, 2021. Management and our Board of Directors are committed to remediating the material weakness to address the deficiency within the control environment which resulted from a lack of sufficient policies and procedures surrounding the frequency, manner and extent in which Board members engage with management, resulting, in part, from increased Board engagement with management. Based upon a recommendation of the Audit Committee of the Board, the Board formed a committee (the “Committee”) and engaged independent consultants to advise the Committee and management as it relates to this deficiency to develop and execute on a remediation plan. Management has performed an initial risk assessment to address this deficiency. As a result of this assessment, management and the Committee have identified actions to remediate the material weakness. Management will continue to perform ongoing risk assessment procedures, including continued enhancement, design and implementation of relevant controls, and will assess and test the effectiveness of these remediation efforts. The material weakness cannot be considered remediated, however, until remediation efforts have operated for a sufficient period of time and management has concluded, that the material weakness has been resolved. Although we will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting, these efforts can only be accomplished over time, and these initiatives may not accomplish their intended effects. See the further discussion of increased Board engagement with management under “Current Operating Environment” in the “Business” section included elsewhere in this Annual Report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, if the material weakness we have identified is not remediated effectively or in a sufficient amount time, we could be impacted by a material misstatement of our annual or interim financial statements that was not prevented or detected in a timely basis, which could have a negative effect on our results of operations and/or the trading price of our securities. Furthermore, we could also be subject to one or more investigations or enforcement actions by the SEC or other regulatory authorities, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments, thereby causing investor perceptions to be adversely affected. Additionally, failure to maintain our internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares are listed, the SEC or other regulatory authorities, which could result in a material adverse effect on our business and/or we may not be able to maintain compliance with certain of our debt agreements. Moreover, failure to timely file our financial statements could cause us to be ineligible to utilize short form registration statements, which could impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. For example, in 2016 we announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island, which is expected to open later in 2023. There is no assurance that the Miral partnership or our other strategic initiatives will be successful.

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

We are continuing our efforts to identify cost reductions and efficiency opportunities as well as incremental pricing and revenue opportunities to help offset recent inflationary pressures relating to the costs for labor, goods, services and capital projects. There is no assurance that we will be able to achieve and/or sustain the cost savings, realize or sustain operational efficiencies or achieve other benefits that we may initially expect. In addition, such actions may result in various one-time costs and temporary operational inefficiencies and could negatively impact business, guest experiences and employment relationships during transitional periods. See further discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations―Principal Factors and Trends Affecting Our Results of Operations―Costs and Expenses” included elsewhere in this Annual Report on Form 10-K.

The COVID-19 pandemic has disrupted our business and could adversely affect our results of operations, and/or various other factors beyond our control could materially adversely affect our financial condition and results of operations.

The impact of the COVID-19 pandemic has rapidly evolved around the globe, with many countries, at various times, taking meaningful measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and vaccination mandates for certain workers or activities and limiting operations of certain non-essential businesses. While restrictions have eased and the global economy has largely re-opened, many medical and public health experts believe that COVID-19 could perpetually reoccur for years, such as seasonally in winter, and even if generally ceasing to be fatal for most people, such reoccurrence could increase the possibility of periods of increased restrictions on business operations. The COVID-19 pandemic has adversely impacted global commercial activity and has contributed to significant economic, financial, and other disruptions.

Our results of operations for the year ended December 31, 2022 continued to be impacted by the global COVID-19 pandemic due in part to a decline in both international and group-related attendance from historical levels. Additionally, our results of operations for 2021 and 2020 were impacted by the COVID-19 pandemic due in part to capacity limitations, modified/limited operations and/or temporary park closures which were in place for portions of the respective periods, as well as decreased demand due to public concerns associated with the pandemic, and severe restrictions on international travel.

In 2022 and 2021, the global economy, with certain setbacks, began reopening, and wider distribution of vaccines has encouraged greater economic activity. While vaccine availability and uptake has increased, the longer-term macro-economic effects of the pandemic continue to impact the theme park industry and the financial turmoil and other changes associated with the pandemic may have lasting eﬀects on our business and operations. In addition, the COVID-19 pandemic, along with other geopolitical and economic factors, continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures.

It is impossible to predict the severity and future transmission rates of COVID-19, the impact of any mutations of the virus, the extent and effectiveness of any vaccine or containment actions taken, and the potential impact of these and other factors on travel and consumer behavior. Any continued restrictions on travel, quarantines and other measures imposed in response to the COVID-19 pandemic, as well as ongoing concern regarding the virus’ potential impact and mutations and spikes in the number of infections, have had and will likely continue to have a negative effect on economies, financial markets and our business, including supply chain shortages; staffing challenges for us, our suppliers and those that support the travel industry; and additional business disruptions. Any such impacts could have a material adverse effect on our business.

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

We rely on a license from Sesame to use the Sesame Place trade name and trademark and certain other intellectual property rights, including titles, marks, characters, logos and designs from the Sesame Street television series within our Sesame Place theme park located in Langhorne, Pennsylvania (the “Langhorne Sesame Place”), the Sesame Place theme park located in Chula Vista, California (the "San Diego Sesame Place") and any additional future Sesame Place theme parks in the United States (collectively, the “Standalone Parks”) and with respect to Sesame Street themed areas within certain areas of some of our other theme parks, as well as in connection with the sales of certain Sesame Street themed products. The License Agreement with Sesame (the “Sesame License Agreement”) has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a 5-year option added from each new Standalone Park opening. Our use of these intellectual property rights is subject to the approval of Sesame and the parties have certain termination rights under the Sesame License Agreement, including without limitation Sesame’s right to terminate the Sesame License Agreement in whole or in part under certain limited circumstances, including a change of control of SeaWorld (or of SeaWorld Parks and Entertainment, Inc., a wholly-owned subsidiary of SeaWorld), our bankruptcy or uncured breach of the Sesame License Agreement, or the termination of the Sesame License Agreement regarding the Langhorne Sesame Place and San Diego Sesame Place theme parks. If we were to lose or have to renegotiate the Sesame License Agreement, our business may be adversely affected.

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

For example, as of December 31, 2022, our Senior Secured Credit Facilities and Senior Unsecured Credit Facilities were rated by Standard and Poor’s Financial Services (corporate credit rated BB- with a stable outlook, the Senior Secured Credit Facilities rated BB, and the Senior Unsecured Credit Facilities rated B) and Moody’s Investors Service (corporate family rated B1 with a stable outlook, the Senior Secured Credit Facilities rated Ba3, and the Senior Unsecured Credit Facilities rated B3). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds and related margins, liquidity and access to capital markets. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, could increase our borrowing costs.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2022, our total indebtedness was approximately $2.138 billion. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, capital expenditures, future business opportunities and/or share repurchases of our common stock; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth. During 2021 and 2022, the United States experienced increasing inflation. Increased inflation is likely to cause interest rates (including LIBOR and SOFR) to increase. For example, in 2022, in light of increasing inflation, the Federal Reserve increased interest rates seven times. The Federal Reserve has indicated that it expects continued increases in interest rates in 2023 and 2024. Any further increase could increase our borrowing costs on variable debt and adversely affect our business. We do not currently have any of our debt hedged. A hypothetical increase in LIBOR of 100 bps would increase our annual interest expense by approximately $11.9 million. Increased debt service costs would adversely affect our cash flow and net income. There can be no assurance that if we intend to enter into a hedge, that we will be able to enter into hedging arrangements on favorable terms or at all.

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

In 2019, Hill Path Capital LP and certain of its affiliates (“Hill Path”) purchased in the aggregate, 13,214,000 shares of our common stock (the “HP Purchase”). As described more fully in our Form 8-K dated May 27, 2019, we concurrently entered into the Stockholders Agreement, the Registration Rights Agreement and the Undertaking Agreement (collectively, the “HP Agreements”) with Hill Path in connection with the HP Purchase. On July 7, 2020, Hill Path filed with the SEC a Schedule 13D/A (the “Schedule 13D/A”) reporting that such persons had accumulated a total of 27,205,306 shares of our common stock, which represents approximately 42.6% of our total outstanding shares of common stock as of December 31, 2022. Also, certain funds affiliated with Hill Path have other economic interests in the Company. Please refer to their most recent Schedule 13D/A filed on November 14, 2022. In addition, the Hill Path Schedule 13D filed on May 1, 2017, as amended states, among other things, that Hill Path may suggest changes in our business, operations, capital structure, capital allocation, corporate governance, and other strategic matters.

Under the HP Agreements, we agreed to appoint up to three Hill Path director designees (“Hill Path Designees”) to our Board of Directors of which two directors may be affiliated with Hill Path and, subject to the independence standards of the New York Stock Exchange, there must be one Hill Path Designee on each committee of the Board, as determined by Hill Path and subject to the approval of the Nominating and Corporate Governance Committee. Scott Ross, founder of Hill Path and James Chambers, a Partner at Hill Path are the Hill Path Designees. Mr. Ross currently serves as Chairman of the Board and Chairman of the Compensation Committee and also serves on the Nominating and Corporate Governance Committee and the Revenue Committee. Mr. Chambers serves as Chairman of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee and the Revenue Committee.

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

We may be unable to purchase or contract with third-party manufacturers for our theme park rides and attractions, or construction and/or supply chain delays may occur and impact attraction openings.

We may be unable to purchase or contract with third parties to build high quality rides and attractions and to continue to service and maintain those rides and attractions at competitive or beneficial prices, or to provide the replacement parts needed to maintain the operation of such rides. The costs of fuel, construction, repairs and maintenance, labor, freight and utilities are all subject to inflationary pressures that have recently increased the costs of building and maintaining our rides and attractions. Furthermore, global supply chain issues have, and could continue to, cause delays in the receipt of required goods or services which could negatively impact ride availability.

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

Any material nonpayment or nonperformance from our contract counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could have a material adverse impact on our business, results of operations, financial condition and ability to make cash distributions to our stockholders. Furthermore, in the case of financially distressed strategic partners, such events might otherwise force such strategic partners to curtail their commercial relationships with us, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

Tariffs or other trade restrictions could adversely impact our business, financial condition and results of operations.

We purchase some of our merchandise for resale and other products used in our business from entities which are located in foreign countries. Additionally, some of our ride manufacturers may be located in foreign countries or utilize components manufactured or sourced from foreign countries. These relationships expose us to risks associated with doing business globally, including changes in tariffs, quotas and other restrictions on imports (collectively “Trade Restrictions”) as well as escalating global trade tensions and the potential for international supply chain disruptions due to geopolitical events. The United States has increased tariffs on certain imports from China and other countries. Such Trade Restrictions have resulted in increased costs and could result in lower gross margin on impacted products and/or will likely result in increases in the cost of capital projects, unless we are able to successfully take any one or more of the following mitigating actions: increase our prices, move production to countries with no or lower tariffs or away from domestic vendors who source from China or other tariff impacted countries, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by tariffs, the imposition and maintenance of such tariffs on goods imported into the United States could cause increased prices for consumer goods, in general, which could have a negative impact on consumer spending for discretionary items reducing attendance or spending at our parks. These direct and indirect impacts of increased tariffs or Trade Restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.

Actions of activist stockholders, and such activism could adversely impact the value of our securities.

We value constructive input from our stockholders and the investment community. Our Board and management team are committed to acting in the best interests of all of our stockholders. There is no assurance that the actions taken by our Board and management in seeking to maintain constructive engagement with our stockholders will be successful. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such activities could also interfere with our ability to execute our strategic plan and our long-term growth. The perceived uncertainties as to our future direction caused by activist actions could affect the market price of our securities, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, board members and business partners. In addition, any interference with our annual meeting process, including but not limited to a proxy contest for the election of directors at our annual meeting, could require us to incur significant legal and other advisory fees and proxy solicitation expenses and require significant time and attention by management and our Board.

The policies of the U.S. President and his administration or any changes to tax laws may result in a material adverse effect on our business, cash flow, results of operations or financial condition and may impact our ability to use our net operating loss carryforwards.

While we cannot predict the changes that the current administration will make, certain policy changes regarding increases in minimum wage, limitation or restrictions on travel to the United States, foreign trade barriers, domestic travel rules, changes to labor laws or regulations, and/or changes to environmental or animal welfare regulations could adversely affect our business. Additionally, policies that strengthen the U.S. dollar against a variety of foreign currencies could impact international tourist spending, including at our theme parks. While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of our securities. The President signed an Executive Order with the goal of increasing the minimum wage for federal workers and contractors to $15.00 an hour, which became effective January 30, 2022. Additionally, the current administration is encouraging Congress to increase the federal minimum wage more broadly to $15.00 an hour in the private sector.

Separately, the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, contained a number of changes to U.S. federal tax laws. The Tax Act, among other changes, imposed limitations on the deductibility of interest. On August 16, 2022, the Inflation Reduction Act (“IRA”) of 2022 was signed into law. This legislation includes a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases among its key tax provisions effective for years beginning after December 31, 2022. While we do not anticipate the IRA having a material impact on our operations, there can be no guarantee that this will be the case.

The relationship between the United States and foreign countries could impact consumers’ willingness to spend discretionary income, the availability and/or cost of goods, the availability of international flights, and/or the ability or desire of foreign tourists to visit the United States.

Additional guidance may be issued by the Internal Revenue Service ("IRS"), the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of current and future tax planning strategies or changes in tax laws. Such factors may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

We continue to monitor changes and proposed changes to tax and other laws that may impact our business, results of operations, and financial condition and liquidity. It is currently unclear how the agenda of the current administration will impact our business.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our indebtedness.

Borrowings under our Term B Loan which mature on August 25, 2028, and the Revolving Credit Facility which matures on August 25, 2026 are currently based on LIBOR. In March 2021, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, announced that it will phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated it will support the LIBOR indices for USD LIBOR through June 2023, to allow for an orderly transition to an alternative reference rate. The FCA announcement coincides with the March 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration (“IBA”) , indicating that, as a result of not having access to input data necessary to calculate LIBOR after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. Further, in March 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate.

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

The Alternative Reference Rates Committee, which was charged with determining a replacement for LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”), as the recommended risk-free alternative rate for LIBOR. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging which includes SOFR as a permitted rate that can be used in the application of hedge accounting pursuant to adoption of the standard. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The market transition away from LIBOR is expected to be complicated, and to include the development of term and credit adjustments with a fallback rate to accommodate differences between LIBOR and SOFR. There can be no guarantee that SOFR will become widely used or that alternatives may be developed without additional complications. We are not able to predict whether LIBOR will cease to be available after 2023, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition from LIBOR may be on our business, financial condition, and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly, and you may not be able to sell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2022, our common stock close price has ranged from $7.46 to $74.44. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond our control, including:

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

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects and expenses, managing debt levels, and periodically returning capital to our stockholders through share repurchases and/or dividends. There can be no assurance that our capital allocation decisions will enhance stockholder value. Our Board has previously authorized a share repurchase of up to $250.0 million of our common stock (the “Share Repurchase Program”), of which approximately $56.4 million remained available under the Share Repurchase Program as of December 31, 2022. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.

The IRA, which was passed in August 2022, contains a 1% excise tax on share repurchases, which may impact our future decisions on how to return value to shareholders in the most tax efficient manner and would increase the cost of share repurchases.

During 2022, we completed share repurchases of 12,423,497 shares for an aggregate total of approximately $693.6 million. Repurchases of our common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness. See Note 19–Stockholders’ Deficit in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In addition, the shares of our common stock reserved for future issuance under the 2017 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, any applicable lock-up agreements in effect from time to time and Rule 144, as applicable. A total of 15,000,000 shares of common stock were reserved for issuance under the 2017 Omnibus Incentive Plan, of which approximately 7,290,000 shares of common stock remain available for future issuance as of December 31, 2022. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Our indebtedness could limit our ability to make restricted payments such as share repurchases and/or pay dividends on our common stock in the future.

Our ability to make restricted payments such as share repurchases and/or declare dividends is limited by covenants in our senior secured credit facilities pursuant to a credit agreement dated as of August 25, 2021, as the same may be amended, restated, supplemented or modified from time to time (the “Senior Secured Credit Facilities”). We have not paid a dividend since September 2016. Dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board and will depend upon many factors, including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that the Board deems relevant. See Note 11–Long-Term Debt in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 57.5% of our common stock outstanding as of December 31, 2022. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table summarizes our principal properties as of December 31, 2022, which includes approximately 400 acres of land available for future development.

Location	Size	Use
San Diego, CA	190 acres(a)	Leased Land
Chula Vista, CA	66 acres	Owned Theme Park(b)
Orlando, FL	279 acres	Owned Theme Park and Corporate Headquarters
Orlando, FL	58 acres	Owned All-inclusive Interactive Park
Orlando, FL	81 acres	Owned Water Park
Tampa, FL	56 acres	Owned Water Park
Tampa, FL	306 acres	Owned Theme Park
Dade City, FL	109 acres	Owned Breeding and Holding Facility
Langhorne, PA	55 acres	Owned Theme Park
San Antonio, TX	397 acres	Owned Theme Park
San Antonio, TX	18 acres	Owned Water Park
Williamsburg, VA	222 acres	Owned Water Park
Williamsburg, VA	422 acres	Owned Theme Park
Williamsburg, VA	5 acres	Owned Warehouse Space
Williamsburg, VA	5 acres	Owned Seasonal Worker Lodging
(a)
Includes approximately 17 acres of water in Mission Bay Park, California.
(b)
Former site of Aquatica San Diego water park which was converted into Sesame Place San Diego theme park in 2022.

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

The annual rent under the lease is calculated on the basis of a specified percentage of Sea World LLC’s gross income from the Premises (the “Percentage Rent”), or the minimum yearly rent (the “Minimum Rent”), whichever is greater. The minimum yearly rent which was approximately $10.4 million for the each of the years ended December 31, 2022, 2021 and 2020, is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The Company is awaiting the City of San Diego’s confirmation of the new adjusted minimum yearly rent, which will be effective as of January 1, 2023.

The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego. As a result, the Company deferred approximately $1.6 million of the Percentage Rent related to the year ended December 31, 2020, which was subsequently paid during the first quarter of 2021. The Company continues to defer payment of an additional $8.3 million related to the Minimum Rent for the year ended December 31, 2020, which is included in accounts payable and accrued expenses as of December 31, 2022.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “SEAS.” As of February 23, 2023, there were approximately 217 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We currently do not pay a dividend.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of SeaWorld under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the five-year cumulative total stockholder return for our common stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index and the S&P 400 Movies & Entertainment Index. The graph assumes that $100 was invested in our common stock and in each index at the market close on December 31, 2017 and assumes that all dividends, if any, were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return

SeaWorld Entertainment, Inc.
S&P 500 Index - Total Return
S&P MidCap 400 Index
S&P 400 Movies & Entertainment Index
$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2017
2018
2019
2020
2021
2022

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
SeaWorld Entertainment, Inc.	$100.00	$162.79	$233.68	$232.79	$477.97	$394.28
S&P 500 Index - Total Return	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P Midcap 400 Index	$100.00	$88.92	$112.21	$127.54	$159.12	$138.34
S&P 400 Movies & Entertainment Index	$100.00	$110.47	$129.78	$81.53	$80.94	$113.24

Note: Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.

Index Data: Copyright Standard and Poor’s Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2022.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by us during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2022	October 31, 2022	1,214,882	$50.11	1,214,882	$66,064,240
November 1, 2022	November 30, 2022	173,419	$57.59	167,886	$56,372,461
December 1, 2022	December 31, 2022	448	$54.16	—	$56,372,461
Total		1,388,749		1,382,768	$56,372,461

(1)
Except for the 1,382,768 shares of our common stock repurchased as described in footnote (2) below, all other purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
Our Board of Directors previously authorized a share repurchase program of up to $250.0 million of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. Pursuant to the Share Repurchase Program, during the quarter ended December 31, 2022, we repurchased a total of 1,382,768 shares of common stock at a total cost of approximately $70.6 million, leaving approximately $56.4 million available under the Share Repurchase Program as of December 31, 2022. All of the common stock is held as treasury shares as of December 31, 2022. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 19–Stockholders’ Deficit in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Share Repurchase Program.

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
•
Liquidity, Capital Resources and Indebtedness: Provides a discussion of our cash flows, sources and uses of cash, commitments, capital resources and indebtedness as of December 31, 2022.
•
Critical Accounting Policies and Estimates: Provides a discussion of our critical accounting policies which require the exercise of judgement and the use of estimates.

Management’s discussion and analysis relating to the fiscal year ended December 31, 2021 and the applicable year-to-year comparisons to the fiscal year ended December 31, 2020 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which specific discussion is incorporated herein by reference.

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

Principal Factors and Trends Affecting Our Results of Operations

Revenues

Our revenues are driven primarily by attendance in our theme parks and the level of per capita spending for admission and per capita spending for food and beverage, merchandise and other in-park products. We define attendance as the number of guest visits. Attendance drives admissions revenue as well as total in-park spending. Admissions revenue primarily consists of single-day tickets, annual passes (which generally expire after a 12-month term), season passes (including our fun card products and, collectively with annual passes, referred to as “passes” or “season passes”) or other multi-day or multi-park admission products. Revenue from these admissions products are generally recognized based on attendance. Certain pass products are purchased through monthly installment arrangements which allow guests to pay over the product’s initial commitment period. Once the initial commitment period is reached, some of these products transition to a month-to-month basis providing these guests access to specific parks on a monthly basis with related revenue recognized monthly, while others can renew for a full commitment period.

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
•
In-Park Per Capita Spending. We calculate in-park per capita spending as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of food and beverage, retail, merchandise, parking, other in-park products, and other miscellaneous revenue, including revenue from our international agreements and online transaction fees, not necessarily generated in our parks, which is not significant in the periods presented. In-park per capita spending is primarily driven by pricing, product offerings, the mix of guests (as domestic and international guests typically generate higher in-park per capita spending than local guests or pass holders), guest penetration levels (percentage of guests purchasing) and the mix of in-park spending, among other factors.

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

As approved vaccines and/or boosters continue to be distributed, the operating environment has improved and COVID-19 related capacity limitations have been eliminated; however, there can be no certainty of the extent and effectiveness of the vaccines and/or boosters or how they will impact these factors and others, including domestic or international travel, group events and group-related attendance, public opinion concerning social gatherings, consumer behavior or federal, state and local regulations related to health protocols, capacity limitations and social gatherings. See the “Risk Factors” section of this Annual Report on Form 10-K for further discussion.

See discussion on seasonality of our attendance in the “Seasonality” section which follows.

Costs and Expenses

Historically, the principal costs of our operations are employee wages and benefits, driven partly by staffing levels, advertising, maintenance, animal care, utilities, property taxes and insurance. Factors that affect our costs and expenses include fixed operating costs, competitive wage pressures including minimum wage legislation, commodity prices, costs for construction, repairs and maintenance, park operating hours, new parks and/or incremental operating days, new and/or enhanced events, attendance levels, supply chain issues, and inflationary pressures, among other factors. The mix of products sold compared to the prior year period can also impact our costs as retail products generally have a higher cost of sales component than our food and beverage or other in-park offerings.

We have a dedicated team of employees and consultants focused on reducing costs and improving operating margins and streamlining our labor structure to better align with our strategic business objectives. We have spent significant time reviewing our operations and have identified meaningful cost savings opportunities, including technology initiatives, which we believe will further strengthen our business and, in some instances, improve guest experiences.

For other factors affecting our costs and expenses, see “Current Operating Environment” in the “Business” section and the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K.

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

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because seven of our theme parks were historically only open for a portion of the year. As a result, approximately two-thirds of our attendance and revenues were historically generated in the second and third quarters of the year and we generally incurred a net loss in the first and fourth quarters. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our theme parks which have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks and/or start dates could also impact attendance patterns.

Any changes to the operating schedule of a park such as increasing operating days for our historically seasonal parks, could change the impact of seasonality in the future. In the year ended December 31, 2022, we opened our Sesame Place San Diego park which has been, and is expected to continue to be, open more operating days than the Aquatica San Diego park it replaced, particularly in the first and fourth quarters of the year. Additionally, during the year ended December 31, 2021, we began year-round operations at our SeaWorld park in Texas and began to strategically add additional operating days at both our Busch Gardens park in Virginia and our Sesame Place park in Pennsylvania. Incremental operating days generally are expected to drive incremental attendance and revenue.

See “Risk Factors” section included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the COVID-19 pandemic on our business and financial performance.

Results of Operations

The following discussion provides an analysis of our operating results for the years ended December 31, 2022 and 2021. Our results for the year ended December 31, 2022 are not directly comparable to the year ended December 31, 2021 primarily due to COVID-19 related impacts including a temporary park closure and capacity limitations at some of our parks in 2021.

See "Business", "Risk Factors" and “Attendance” sections included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Comparison of the Years Ended December 31, 2022 and 2021

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following table presents key operating and financial information for the years ended December 31, 2022 and 2021:

	For the Year Ended
	December 31,		Variance
	2022	2021	#	%
Selected Statements of Comprehensive Net Income Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$965,232	$851,891	$113,341	13.3%
Food, merchandise and other	766,005	651,839	114,166	17.5%
Total revenues	1,731,237	1,503,730	227,507	15.1%
Costs and expenses:
Cost of food, merchandise and other revenues	135,217	114,287	20,930	18.3%
Operating expenses (exclusive of depreciation and amortization shown separately below)	735,687	622,419	113,268	18.2%
Selling, general and administrative expenses	200,074	184,871	15,203	8.2%
Severance and other separation costs	108	1,531	(1,423)	(92.9%)
Depreciation and amortization	152,620	148,660	3,960	2.7%
Total costs and expenses	1,223,706	1,071,768	151,938	14.2%
Operating income	507,531	431,962	75,569	17.5%
Other expense, net	(43)	144	(187)	NM
Interest expense	117,501	116,642	859	0.7%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	58,827	(58,827)	NM
Income before income taxes	390,073	256,349	133,724	52.2%
Provision for (benefit from) income taxes	98,883	(164)	99,047	NM
Net income	$291,190	$256,513	$34,677	13.5%
Other data:
Attendance	21,939	20,203	1,736	8.6%
Total revenue per capita	$78.91	$74.43	$4.48	6.0%
Admission per capita	$44.00	$42.17	$1.83	4.3%
In-park per capita spending	$34.91	$32.26	$2.65	8.2%
NM-Not meaningful

Admissions revenue. Admissions revenue for the year ended December 31, 2022 increased $113.3 million, or 13.3%, to $965.2 million as compared to $851.9 million for the year ended December 31, 2021. The improvement was a result of an increase in attendance of 1.7 million guests, or 8.6%, and an increase in admission per capita. Attendance benefitted primarily from an increase in demand predominantly resulting from a return to more normalized operations when compared to 2021, which included COVID-19 related impacts including limited operating days, a temporary park closure, capacity limitations at some of our parks and more severe restrictions on international travel. Attendance during 2022 was also unfavorably impacted by adverse weather. We estimate that adverse weather, including the impact of Hurricanes Ian and Nicole, contributed to a decline of approximately 655,000 guests during the year. Admission per capita increased by 4.3% to $44.00 in 2022 compared to $42.17 in 2021. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, which was partially offset by the net impact of the admissions product mix when compared to 2021.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2022 increased $114.2 million, or 17.5% to $766.0 million as compared to $651.8 million for the year ended December 31, 2021. The increase results from improved in-park per capita spending along with the increase in attendance discussed above. In-park per capita spending increased by 8.2%, to $34.91 in 2022 from $32.26 in 2021. In park per capita spending improved due to a combination of factors including, pricing initiatives, improved product quality and mix and the impact of new, enhanced and/or expanded in-park offerings when compared to 2021. In-park per capita spending was also unfavorably impacted by less than optimal staffing during certain times of the year, which impacted our ability to fully operate and/or open some of our food and beverage and retail outlets.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2022 increased $20.9 million, or 18.3%, to $135.2 million as compared to $114.3 million for the year ended December 31, 2021. The increase primarily relates to inflationary pressures along with the increase in attendance as discussed above. These costs represent 17.7% and 17.5% of related revenue for the years ended December 31, 2022 and 2021, respectively. The increase as a percent of related revenue partly relates to the impact of inflationary pressures which were partially offset by higher realized prices on some of our in-park products and the impact of sourcing cost savings initiatives.

Operating expenses. Operating expenses for the year ended December 31, 2022 increased by $113.3 million, or 18.2% to $735.7 million as compared to $622.4 million for the year ended December 31, 2021. Operating expenses in 2021 were impacted by limited operating days, a temporary park closure and capacity limitations due to the COVID-19 pandemic. As a result, the increase in operating expenses in 2022 primarily results from an increase in labor-related costs and other operating costs due to a return to more normalized operations and an increase in attendance. Operating expenses were also impacted by inflationary pressures, partially offset by the impact of structural cost savings initiatives when compared to 2021. Operating expenses as a percent of revenue were 42.5% for the year ended December 31, 2022 and 41.4% for the year ended December 31, 2021.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2022 increased by $15.2 million, or 8.2% to $200.1 million as compared to $184.9 million for the year ended December 31, 2021. The increase is primarily due to increased marketing-related costs and increased third-party consulting costs, partially offset by a decrease in non-cash equity compensation expense and the impact of cost savings and efficiency initiatives. Selling, general and administrative expenses as a percent of revenue were 11.6% for the year ended December 31, 2022 and 12.3% for the year ended December 31, 2021.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2022 increased by $4.0 million, or 2.7% to $152.6 million as compared to $148.7 million for the year ended December 31, 2021. The increase primarily relates to new asset additions partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the year ended December 31, 2022 increased $0.9 million, or 0.7% to $117.5 million as compared to $116.6 million for the year ended December 31, 2021. The increase primarily relates to increased interest rates on variable rate debt, partially offset by the net impact of a lower average outstanding balance on our variable debt and lower interest on fixed debt as a result of the Refinancing Transactions. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the “Our Indebtedness” section which follows for further details.

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

Provision for (benefit from) income taxes. Provision for income taxes was $98.9 million compared to a benefit from income taxes of $0.2 million in the years ended December 31, 2022 and 2021, respectively. Our consolidated effective tax rate was 25.3% for 2022 compared to -0.1% for 2021. The effective tax rate increased primarily due to non-cash valuation allowance adjustments on federal and state net operating loss carryforwards and federal tax credits during 2021, along with changes in state tax rates and impacts from equity-based compensation. See Note 13–Income Taxes in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of December 31, 2022, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.6. We typically have operated with a working capital ratio of less than 1 due to significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

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

Share Repurchases

See Note 19–Stockholders’ Deficit in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Company's share repurchase programs.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$564,588	$503,012	$(120,729)
Net cash used in investing activities	(200,705)	(128,854)	(109,175)
Net cash (used in) provided by financing activities	(726,049)	(364,897)	624,204
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(362,166)	$9,261	$394,300

Cash Flows from Operating Activities

Net cash provided by operating activities was $564.6 million during the year ended December 31, 2022 as compared to $503.0 million during the year ended December 31, 2021. Net cash provided by operating activities was primarily impacted by improved operating performance, including increased sales of admission and other products.

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

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2022 consisted of capital expenditures of $200.7 million largely related to future attractions (see further breakdown of capital expenditures in the table below). Net cash used in investing activities during the years ended December 31, 2021 and 2020 consisted of capital expenditures of $128.9 million and $109.2 million, respectively.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$137,370	$69,402	$94,671
Expansion/ROI projects(b)	63,335	59,452	14,504
Capital expenditures, total	$200,705	$128,854	$109,175

(a)
Reflects capital expenditures for park rides, attractions and maintenance activities.
(b)
Reflects capital expenditures for park expansion, new properties, or other revenue and/or expense return on investment (“ROI”) projects.

The amount of our capital expenditures may be affected by general economic and financial conditions, among other things, including restrictions imposed by our borrowing arrangements. We generally expect to fund our capital expenditures through our operating cash flow. Due to the COVID-19 pandemic, which materially impacted our operating cash flow in 2020, we took proactive measures starting in March 2020 relating to our capital expenditures including delaying the opening of certain new rides to 2022 which were originally scheduled to open in 2020.

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2022 results primarily from $693.6 million used to repurchase shares and the payment of tax withholdings on equity-based compensation through shares withheld of $22.5 million.

Net cash used in financing activities during the year ended December 31, 2021 results primarily from $215.7 million used to repurchase shares, net debt repayments of $133.8 million, which includes the Refinancing Transactions and payments on the Second-Priority Senior Secured Notes, and the payment of tax withholdings on equity-based compensation through shares withheld of $14.5 million. The Refinancing Transactions primarily consisted of $1,934.6 million in repayments of our then outstanding Term B-5 Loans and Second-Priority Senior Secured Notes, approximately $34.3 million related to a premium paid for redemption of our Second-Priority Senior Secured Notes, and approximately $23.3 million in debt issuance costs partially offset by net proceeds from our Term B Loans and the Senior Notes of $1,922.2 million.

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

See Note 11–Long-Term Debt and Note 19–Stockholders' Deficit to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of December 31, 2022, our indebtedness consisted of senior secured credit facilities, 8.75% first-priority senior secured notes (the “First-Priority Senior Secured Notes”) and 5.25% senior notes due 2029 (the “Senior Notes”).

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

As of December 31, 2022, our Senior Secured Credit Facilities consisted of $1.185 billion in Term B Loans, which will mature in August 2028, along with a $390.0 million Revolving Credit Facility, which had no amounts outstanding as of December 31, 2022 and will mature in August 2026. As of December 31, 2022, SEA had approximately $18.4 million of outstanding letters of credit, leaving approximately $371.6 million available for borrowing under the Revolving Credit Facility. Subsequent to December 31, 2022, SEA borrowed $20.0 million on the Revolving Credit Facility for general working capital purposes.

Senior Notes and First-Priority Senior Secured Notes

As of December 31, 2022, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029 and $227.5 million in aggregate principal amount of First-Priority Senior Secured Notes, due on May 1, 2025.

Covenant Compliance

As of December 31, 2022, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes. See Note 11–Long-Term Debt to our consolidated financial statements for further details relating to our restrictive covenants.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus (i) income tax provision (benefit), (ii) loss on extinguishment of debt, (iii) interest expense, consent fees and similar financing costs, (iv) depreciation and amortization, (v) equity-based compensation expense, (vi) certain non-cash charges/credits including those related to asset disposals and self-insurance reserve adjustments, (vii) certain business optimization, development and strategic initiative costs, (viii) merger, acquisition, integration and certain investment costs, and (ix) other nonrecurring costs including incremental costs associated with the COVID-19 pandemic or similar unusual events.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income (loss) for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income (loss)	$291,190	$256,513	$(312,321)
Provision for (benefit from) income taxes	98,883	(164)	(30,525)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	58,827	—
Interest expense	117,501	116,642	100,907
Depreciation and amortization	152,620	148,660	150,546
Equity-based compensation expense (b)	19,757	41,018	7,467
Loss on impairment or disposal of assets and certain non-cash expenses (c)	14,218	7,099	7,187
Business optimization, development and strategic initiative costs (d)	19,846	8,759	7,268
Certain investment costs and other taxes	1,128	830	1,044
COVID-19 related incremental costs (e)	6,689	22,562	8,808
Other adjusting items (f)	6,413	1,302	(13,567)
Adjusted EBITDA (g)	728,245	662,048	(73,186)
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (h)	1,600	7,100	—
Other adjustments as defined in the Debt Agreements (i)	10,877	19,990	(i)
Covenant Adjusted EBITDA (j)	$740,722	$689,138	$(73,186)
(a)
Reflects a loss on early extinguishment of debt and write-off of discounts and debt issuance costs associated with the Refinancing Transactions in 2021. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(b)
Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. For the year ended December 31, 2021, includes equity compensation expense related to certain performance vesting restricted awards which were previously not considered probable of vesting. For the year ended December 31, 2020, includes a reversal of equity compensation for certain performance vesting restricted units which, at the time, were no longer considered probable of vesting. See Note 18-Equity Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(c)
Reflects primarily non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service. See Note 8–Property and Equipment, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. For the year ended December 31, 2022 also includes approximately $6.5 million related to non-cash self-insurance reserve adjustments.
(d)
For the year ended December 31, 2022, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $9.9 million of third-party consulting costs and (ii) $8.8 million of other business optimization costs and strategic initiative costs.

For the year ended December 31, 2021, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $4.2 million of third-party consulting costs; (ii) $3.1 million of other business optimization costs and strategic initiative costs and (iii) $1.5 million of severance and other separation costs associated with positions eliminated.

For the year ended December 31, 2020, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $3.1 million of third party consulting costs and (ii) $2.8 million of severance and other separation costs primarily related to a restructuring program in 2020.

(e)
For the year ended December 31, 2022, primarily reflects costs associated with certain legal matters related to the temporary COVID-19 park closures.

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

(f)
Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. For the year ended December 31, 2022, includes approximately $3.6 million related to a legal settlement.

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
(h)
Our Debt Agreements, which were effective for the years ended December 31, 2022 and 2021, permit the calculation of certain covenants to be based on Covenant Adjusted EBITDA, as defined above, for the last twelve-month period further adjusted for net annualized estimated savings we expect to realize over the following 24-month period related to certain specified actions, including restructurings and cost savings initiatives. These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Debt Agreements and does not impact our reported GAAP net income (loss).

For the year ended December 31, 2020, the estimated cost savings calculation was based on annualized estimated savings we expected to realize over the following 18-month period related to certain specified actions, including restructurings and cost savings initiatives. These estimated savings were calculated net of the amount of actual benefits realized during such period and were limited to 25% of Adjusted EBITDA, calculated for the last twelve months before the impact of these estimated cost savings.

(i)
The Debt Agreements, which were effective for the years ended December 31, 2022 and 2021, permit our calculation of certain covenants to be based on Covenant Adjusted EBITDA as defined above, for the last twelve-month period further adjusted for certain costs as permitted by the Debt Agreements including recruiting and retention expenses, public company compliance costs and litigation and arbitration costs, if any. Prior to the Debt Agreements, these costs were not permitted adjustments in the calculation, as such, these adjustments are not applicable to year ended December 31, 2020.
(j)
Covenant Adjusted EBITDA is defined in the Debt Agreements as Adjusted EBITDA for the last twelve-month period further adjusted for net annualized estimated savings among other adjustments as described in footnotes (h) and (i) above.

Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2022. The following table summarizes our principal contractual obligations as of December 31, 2022:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$2,137,500	$12,000	$251,500	$24,000	$1,850,000
Interest on long-term debt(b)	805,781	149,947	285,629	250,190	120,015
Operating and finance leases(c)	287,399	23,994	24,458	22,881	216,066
Purchase obligations, license commitments and other(d)	232,845	154,995	70,650	2,400	4,800
Total contractual obligations	$3,463,525	$340,936	$632,237	$299,471	$2,190,881
(a)
Represents principal payments. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(b)
Includes amounts attributable to the Senior Secured Credit Facilities, Senior Notes and First-Priority Senior Notes calculated as of December 31, 2022 using certain assumptions. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

(c)
Represents commitments under long-term operating and finance leases requiring annual minimum lease payments, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California. Included in the less than 1 year column is approximately $10.9 million in deferred rent payments and certain fees related to the land lease, which is accrued as of December 31, 2022. See Note 14–Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(d)
We have minimum purchase commitments with various vendors through 2031. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services. Amounts have been calculated using early termination fees or non-cancelable minimum contractual obligations by period, as applicable, under contracts that were in effect as of December 31, 2022. In addition, in connection with the Sesame License Agreement we have made certain commitments, as a result, obligations related to this agreement are included in the table above. For further details, refer to Note 15–Commitments and Contingencies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Through December 31, 2020, approximately $65.6 million of valuation allowances were established for some of our deferred tax assets, which, based on our analysis at the time, we believed did not meet the “more likely than not” criteria and would expire before being realized in future periods. Based on our assessment of the realizability of our deferred tax assets during the year ended December 31, 2021, which included a review of current and forecasted financial performance as the Company was in a cumulative pretax income position, we believed that some of these deferred tax assets met the “more likely than not” criteria and will be realized in future periods before they expire. As a result, we reversed our valuation allowances by approximately $60.8 million during the year ended December 31, 2021.

As of December 31, 2021, we had a valuation allowance of approximately $4.8 million, net of federal tax benefit, on our deferred tax assets relating to state net operating losses, which we believed did not meet the “more likely than not” criteria and would expire before being realized in future periods. As of December 31, 2022, we have a valuation allowance of approximately $4.6 million, net of federal tax benefit, on our deferred tax assets related to state net operating loss carryforwards.

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

Revenue Recognition

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products. Food, merchandise and other revenue primarily consists of food and beverage, retail, merchandise and other in-park products and also includes other miscellaneous revenue, which is not significant in the periods presented. For single-day tickets, we recognize revenue at a point in time, upon admission to the park, and for food and beverage, retail, merchandise and other in-park products we recognize revenue when the related products or services are received by our guests. For annual or season passes and multi-use admission products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. We estimate redemption rates using historical and forecasted attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically. These estimated redemption rates impact the timing of when revenue is recognized on these products. Actual results could materially differ from these estimates based on actual attendance patterns. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For pass products purchased on an installment plan that have met their initial commitment period and have transitioned to a month to month basis, monthly charges are recognized as revenue when payments are received each month, with the exception of payments received during the temporary park closures in 2020. For multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Inflation

The impact of inflation has affected, and will continue to affect, our operations significantly. Our costs of food, merchandise and other revenues are influenced by inflation and fluctuations in global commodity prices. In addition, other costs such as costs of fuel, construction, repairs and maintenance, labor, freight, utilities and insurance are all subject to inflationary pressures. For further discussion, see the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt. In May 2020, our interest rate swap agreements expired, as such, we did not have any derivative instruments outstanding as of December 31, 2022, 2021 or 2020. We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At December 31, 2022, approximately $1.2 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $390.0 million, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $15.8 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $11.9 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K due to a material weakness in our internal control over financial reporting which was initially disclosed as of September 30, 2021 and described below.

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

Management’s Report on Internal Control over Financial Reporting

As required by the SEC’s rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management including our principal executive officer and principal financial officer, have concluded that a material weakness in our internal control over financial reporting, which was initially disclosed as of September 30, 2021, still exists as of December 31, 2022. The Company does not have sufficient policies and procedures related to certain Board oversight responsibilities of Board engagement within the Company’s control environment including delegation of authority. Accordingly, our principal executive officer and principal financial officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the most recent quarter covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those disclosed in the status update section.

Status Update

Management and our Board of Directors are committed to remediating the above noted material weakness to address the deficiency within the control environment which resulted from a lack of sufficient policies and procedures surrounding the frequency, manner and extent in which Board members engage with management, resulting, in part, from increased Board engagement with management, as disclosed in Part I, Item 1, “Current Operating Environment” included elsewhere in this Annual Report on Form 10-K. As a result, management and the Board determined that it should establish and/or enhance additional policies and procedures relating to Board engagement and establish a process to evaluate adherence to these policies and procedures. Based upon a recommendation of the Audit Committee, the Board formed a committee (the “Committee”) and engaged independent consultants to advise the Committee and management as it relates to this deficiency to develop and execute on a remediation plan.

Management continues to perform ongoing risk assessments. As a result of these assessments, management and the Committee continue to identify actions to remediate the material weakness, including the following actions:

•
Updated and further revising policies related to Board and management interactions and communications and the delegation of authority policy.
•
Enhanced our evaluation of the control environment by increasing the frequency and updating the scope of the fraud risk assessment.
•
Named a lead director whose responsibilities, amongst others, include acting as a liaison and monitoring the frequency, manner and extent of Board and management engagement.
•
Implemented additional regular sessions between senior management and the Board.
•
Increased testing of certain transactional and entity level controls.
•
Initiated and conducted training and education for members of the Board and certain members of senior management regarding the internal control framework and corporate policies related to Board and management engagement.

Management will continue to perform ongoing risk assessment procedures, including continued enhancement, design and implementation of relevant controls, and will assess and test the effectiveness of these remediation efforts. As we continue to evaluate the effectiveness of the above remediation efforts, management may determine to take additional measures or to modify the remediation plan described above, which may require additional implementation time. The material weakness cannot be considered remediated until remediation efforts have operated for a sufficient period of time and management has concluded, that the material weakness has been resolved. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. This report appears on page F-4 in this Annual Report on Form 10-K.

Item 9B. Other Information

Not applicable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our Equity Compensation Plan as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	513,712	$39.75	7,288,426
Equity compensation plan not approved by security holders	—	—	—
Total	513,712	$39.75	7,288,426

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-5

Consolidated Statements of Comprehensive Income (Loss)	F-6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-34

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-35 to F-39

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index beginning on page 61.

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

10.22

Amended and Restated Undertaking Agreement, dated May 27, 2019, by and among SeaWorld Entertainment, Inc. and Hill Path Capital LP, Scott I. Ross and James P. Chambers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

Exhibit No.	Description
10.23

Registration Rights Agreement, dated May 27, 2019, between Hill Path Capital LP and certain of its affiliates and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.24

Stockholders Agreement, dated May 27, 2019, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.25†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2019 Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q-K filed on November 7, 2019 (File No. 001-35883))

10.26

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

10.27

Security Agreement, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other grantors from time to time party thereto and Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.28

Pledge Agreement, dated as of April 30, 2020, among SeaWorld Entertainment, Inc. and Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.29

Copyright Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, in favor of Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.30

Patent Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., in favor of Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.31

Trademark Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, and in favor of Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.32†

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

Exhibit No.	Description
10.34†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35883))

10.35†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

10.36†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees—Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

10.37†

Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees—Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

10.38†

Eighth Amended and Restated Outside Director Compensation Policy, effective January 21, 2021 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.39†

Nineth Amended and Restated Outside Director Compensation Policy, effective December 31, 2021 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.40

Amendment 1 to License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.41

Amended and Restated Security Agreement dated as of August 25, 2021 among the Grantors identified herein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.42

Amended & Restated Pledge Agreement dated as of August 25, 2021 between SeaWorld Entertainment, Inc. and JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.43

Trademark Security Agreement, dated as of October 29, 2021, by Sea World LLC, a Delaware limited liability company (the “Grantor”), in favor of Wilmington Trust, National Association, in its capacity as collateral agent pursuant to the Indenture (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.44

Trademark Security Agreement, dated as of October 29, 2021, by Sea World LLC, a Delaware limited liability company, and SeaWorld Parks & Entertainment LLC, a Delaware limited liability company (each, a “Grantor” and collectively, the “Grantors”), in favor of JPMorgan Chase Bank, N.A., in its capacity as collateral agent pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.45

Incremental Amendment and Lender Joinder Agreement, dated as of June 9, 2022, by and among Goldman Sachs Lending Partners LLC, as an Incremental Revolving Facility Lender, SeaWorld Parks & Entertainment, Inc., and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2022 (File No. 001-35883))

10.46†

Offer Letter of Employment, Agreed and Accepted the 16th day of June, 2022, between SeaWorld Entertainment, Inc. and Michelle Adams (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2022 (File No. 001-35883))

10.47†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Senior Leadership Team Executive Employees – Performance-Based Restricted Stock Units (fiscal 2022 awards)) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2022 (File No. 001-35883))

Exhibit No.	Description
10.48†

Offer Letter of Employment, Agreed and Accepted the 1st day of August 1, 2022, between SeaWorld Entertainment, Inc. and Jim Hughes (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-35883))

10.49†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-35883))

10.50†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Matching Options) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-35883))

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

Date: March 1, 2023

By: /S/ MARC G. SWANSON

Name: Marc G. Swanson

Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity

/S/ MARC G. SWANSON	March 1, 2023	Chief Executive Officer (Principal Executive Officer)
Marc G. Swanson
/S/ JAMES W. FORRESTER, JR.	March 1, 2023	Interim Chief Financial Officer (Principal Financial Officer)
James W. Forrester, Jr.

/S/ SHEKUFEH SHIRAZI BOYLE	March 1, 2023	Chief Accounting Officer (Principal Accounting Officer)
Shekufeh Shirazi Boyle

/S/ RONALD BENSION	March 1, 2023	Director
Ronald Bension

/S/ JAMES CHAMBERS	March 1, 2023	Director
James Chambers

/S/ WILLIAM GRAY	March 1, 2023	Director
William Gray
/S/ TIMOTHY J. HARTNETT	March 1, 2023	Director
Timothy J. Hartnett

/S/ YOSHIKAZU MARUYAMA	March 1, 2023	Director
Yoshikazu Maruyama

/S/ THOMAS E. MOLONEY	March 1, 2023	Director
Thomas E. Moloney

/S/ NEHA JOGANI NARANG	March 1, 2023	Director
Neha Jogani Narang

/S/ SCOTT I. ROSS	March 1, 2023	Director
Scott I. Ross
/S/ KIMBERLY K. SCHAEFER	March 1, 2023	Director
Kimberly K. Schaefer

SEAWORLD ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an adverse opinion on the Company’s internal control over financial reporting.

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

The Company’s annual and seasonal admission pass products allow guests access to specific parks over a specified time period. Such revenue is deferred and recognized over the terms of the admission pass products based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates redemption rates using historical and forecasted attendance trends by park. Attendance trends factor in seasonality and are adjusted based on actual trends periodically. Revenue is recognized on a pro rata basis based on the estimated allocated selling price of the admission product.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the attendance projections by park and the recognition of revenue from the deferred revenue related to annual and seasonal admission pass products included the following, among others:

•
We tested the effectiveness of management’s controls over revenue recognition related to annual and seasonal admission pass products, including controls over actual and estimated attendance and the timing of deferred revenue relief.
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
March 1, 2023

We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SeaWorld Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SeaWorld Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company does not have sufficient policies and procedures related to certain Board oversight responsibilities of Board engagement within the Company’s control environment including delegation of authority. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Tampa, Florida

March 1, 2023

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$79,196	$443,707
Accounts receivable, net	71,050	76,948
Inventories	55,190	29,478
Prepaid expenses and other current assets	28,260	17,263
Total current assets	233,696	567,396
Property and equipment, at cost	3,576,092	3,385,308
Accumulated depreciation	(1,869,413)	(1,740,144)
Property and equipment, net	1,706,679	1,645,164
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	130,479	132,217
Deferred tax assets, net	12,332	23,995
Other assets, net	19,323	18,266
Total assets	$2,325,787	$2,610,316
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$159,947	$134,311
Current maturities of long-term debt	12,000	12,000
Operating lease liabilities	3,387	2,895
Accrued salaries, wages and benefits	17,423	22,156
Deferred revenue	169,535	154,793
Other accrued liabilities	46,914	45,811
Total current liabilities	409,206	371,966
Long-term debt, net	2,099,059	2,104,835
Long-term operating lease liabilities	115,396	117,046
Deferred tax liabilities, net	96,627	12,803
Other liabilities	43,163	37,582
Total liabilities	2,763,451	2,644,232
Commitments and contingencies (Note 15)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 96,287,771 and 95,541,992 shares issued at December 31, 2022 and 2021, respectively	963	955
Additional paid-in capital	710,151	711,474
Retained earnings (accumulated deficit)	175,903	(115,287)
Treasury stock, at cost (32,376,539 and 19,953,042 shares at December 31, 2022 and 2021, respectively)	(1,324,681)	(631,058)
Total stockholders’ deficit	(437,664)	(33,916)
Total liabilities and stockholders’ deficit	$2,325,787	$2,610,316

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenues:
Admissions	$965,232	$851,891	$255,376
Food, merchandise and other	766,005	651,839	176,403
Total revenues	1,731,237	1,503,730	431,779
Costs and expenses:
Cost of food, merchandise and other revenues	135,217	114,287	36,712
Operating expenses (exclusive of depreciation and amortization shown separately below)	735,687	622,419	388,473
Selling, general and administrative expenses	200,074	184,871	94,885
Severance and other separation costs	108	1,531	2,826
Depreciation and amortization	152,620	148,660	150,546
Total costs and expenses	1,223,706	1,071,768	673,442
Operating income (loss)	507,531	431,962	(241,663)
Other (income) expense, net	(43)	144	276
Interest expense	117,501	116,642	100,907
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	58,827	—
Income (loss) before income taxes	390,073	256,349	(342,846)
Provision for (benefit from) income taxes	98,883	(164)	(30,525)
Net income (loss)	$291,190	$256,513	$(312,321)
Other comprehensive income (loss):
Unrealized gain on derivatives, net of tax	—	—	1,559
Comprehensive income (loss)	$291,190	$256,513	$(310,762)

Earnings (loss) per share:
Earnings (loss) per share, basic	$4.18	$3.28	$(3.99)
Earnings (loss) per share, diluted	$4.14	$3.22	$(3.99)
Weighted average common shares outstanding:
Basic	69,607	78,302	78,194
Diluted	70,280	79,575	78,194

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Stockholders' Equity (Deficit)
Balance at January 1, 2020	94,044,203	$940	$673,893	$(59,479)	$(1,559)	$(402,903)	$210,892
Equity-based compensation	—	—	7,467	—	—	—	7,467
Unrealized gain on derivatives, net of tax expense of $572	—	—	—	—	1,559	—	1,559
Vesting of restricted shares	609,286	6	(6)	—	—	—	—
Shares withheld for tax withholdings	(158,865)	(2)	(3,913)	—	—	—	(3,915)
Exercise of stock options	157,624	2	2,918	—	—	—	2,920
Adjustments to previous dividend declarations	—	—	1	—	—	—	1
Repurchase of 469,785 shares of treasury stock, at cost	—	—	—	—	—	(12,406)	(12,406)
Net loss	—	—	—	(312,321)	—	—	(312,321)
Balance at December 31, 2020	94,652,248	$946	$680,360	$(371,800)	$—	$(415,309)	$(105,803)
Equity-based compensation	—	—	39,722	—	—	—	39,722
Vesting of restricted shares	888,406	9	(9)	—	—	—	—
Shares withheld for tax withholdings	(288,229)	(3)	(14,503)	—	—	—	(14,506)
Exercise of stock options	289,567	3	5,904	—	—	—	5,907
Repurchase of 3,692,794 shares of treasury stock, at cost	—	—	—	—	—	(215,749)	(215,749)
Net income	—	—	—	256,513	—	—	256,513
Balance at December 31, 2021	95,541,992	$955	$711,474	$(115,287)	$—	$(631,058)	$(33,916)
Equity-based compensation	—	—	18,158	—	—	—	18,158
Vesting of restricted shares	946,169	10	(10)	—	—	—	—
Shares withheld for tax withholdings	(321,471)	(3)	(22,498)	—	—	—	(22,501)
Exercise of stock options	121,081	1	3,027	—	—	—	3,028
Repurchase of 12,423,497 shares of treasury stock, at cost	—	—	—	—	—	(693,623)	(693,623)
Net income	—	—	—	291,190	—	—	291,190
Balance at December 31, 2022	96,287,771	$963	$710,151	$175,903	$—	$(1,324,681)	$(437,664)

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$291,190	$256,513	$(312,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	152,620	148,660	150,546
Amortization of debt issuance costs and discounts	6,234	6,419	5,025
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	52,011	—
Deferred income tax provision (benefit)	95,487	(4,117)	(31,414)
Equity-based compensation	18,158	39,722	7,467
Other including loss on impairment or disposal of assets, net	15,280	5,816	6,046
Changes in assets and liabilities:
Accounts receivable	10,334	(58,927)	24,761
Inventories	(27,112)	644	2,267
Prepaid expenses and other current assets	(7,020)	(2,424)	5,210
Accounts payable and accrued expenses	7,849	20,050	1,640
Accrued salaries, wages and benefits	(4,733)	11,375	(4,718)
Deferred revenue	329	33,070	25,065
Other accrued liabilities	1,961	(3,785)	(422)
Right-of-use assets and operating lease liabilities	580	396	561
Other assets and liabilities	3,431	(2,411)	(442)
Net cash provided by (used in) operating activities	564,588	503,012	(120,729)
Cash Flows From Investing Activities:
Capital expenditures	(200,705)	(128,854)	(109,175)
Net cash used in investing activities	(200,705)	(128,854)	(109,175)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt, net	—	1,922,222	713,658
Repayments of long-term debt	(12,000)	(2,032,728)	(15,505)
Proceeds from draw on revolving credit facility	—	—	272,500
Repayments of revolving credit facility	—	—	(322,500)
Purchase of treasury stock	(693,623)	(215,749)	(12,406)
Payment of tax withholdings on equity-based compensation through shares withheld	(22,501)	(14,506)	(3,915)
Exercise of stock options	3,028	5,907	2,920
Debt issuance costs	(469)	(23,272)	(7,530)
Other financing activities	(484)	(6,771)	(3,018)
Net cash (used in) provided by financing activities	(726,049)	(364,897)	624,204
Change in Cash and Cash Equivalents, including Restricted Cash	(362,166)	9,261	394,300
Cash and Cash Equivalents, including Restricted Cash—Beginning of year	444,486	435,225	40,925
Cash and Cash Equivalents, including Restricted Cash—End of year	$82,320	$444,486	$435,225
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable and accrued expenses	$40,729	$20,468	$12,544
Other financing arrangements	$—	$4,239	$3,890

See accompanying notes to consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. Prior to December 1, 2009, the Company did not have any operations. On December 1, 2009, the Company acquired all of the outstanding equity interest of Busch Entertainment LLC and affiliates from Anheuser Busch Companies, Inc. and Anheuser-Busch InBev SA/NV (“ABI”). The Company completed an initial public offering in April 2013. As of December 31, 2022, Hill Path Capital LP ("Hill Path") owned approximately 42.6% of the Company's total outstanding common stock.

The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California, and Busch Gardens theme parks in Tampa, Florida, and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove), a theme park in Langhorne, Pennsylvania (Sesame Place Philadelphia) and a theme park in Chula Vista, California (Sesame Place San Diego).

During the years ended December 31, 2022 and 2021, respectively, approximately 57% and 58% of the Company’s revenues were generated in the State of Florida which exposes the Company to risks affecting the Florida market, such as natural disasters, severe weather or other incidents. During the year ended December 31, 2020, more than 70% of the Company’s revenues were generated in the State of Florida, due in part to the temporary park closures and limited operations as a result of the COVID-19 pandemic. See Impact of Global COVID-19 Pandemic section which follows for further discussion.

Impact of Global COVID-19 Pandemic

The Company’s results of operations for the year ended December 31, 2022 continued to be impacted by the global COVID-19 pandemic due in part to a decline in both international and group-related attendance from historical levels. Additionally, the Company's results of operations for the years ended December 31, 2021 and 2020 were impacted by the following factors: (i) capacity limitations, modified/limited operations and/or temporary park closures which were in place for portions of the respective periods; (ii) decreased demand due to public concerns and government restrictions associated with the pandemic; and (iii) severe restrictions on international travel.

In response to the COVID-19 pandemic, and in compliance with government restrictions, the Company temporarily closed all of its theme parks effective March 16, 2020. Beginning in June 2020, the Company began the phased reopening of some of its parks with enhanced health, safety and cleaning measures, capacity limitations and/or modified/limited operations, which at times included reduced hours and/or reduced operating days. By the end of August 2020, the Company had reopened 10 of its 12 parks on a limited basis and by the end of the second quarter of 2021, all of the Company’s 12 parks were open, and operating without COVID-19 related capacity limitations.

Due to the COVID-19 pandemic, the Company took a number of proactive measures in 2020 for the safety of its guests, employees and animals, to manage costs and expenditures, and to maximize liquidity in response to the temporary park closures and limited reopenings related to the COVID-19 pandemic. Some of the measures to manage costs and expenditures taken in 2020 included, but were not limited to: (i) furloughed approximately 95% of its employees in 2020 upon closing all of its parks; (ii) temporarily reduced executive officers’ base salary by 20% through November 2020; (iii) eliminated and/or deferred all non-essential operating expenses at all of its parks and corporate headquarters while the parks were closed and actively managed operating expenses as parks reopened; (iv) eliminated substantially all advertising and marketing spend while the parks were closed and strategically managed marketing spend as parks reopened; and (v) substantially reduced or deferred all capital expenditures starting in March 2020 (other than minimal essential capital expenditures) when the parks were closed and postponed the opening of rides that were still under construction and scheduled to open in 2020.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance, deferred tax assets and liabilities, deferred revenue, equity compensation, the valuation of goodwill and other indefinite-lived intangible assets and reviews for potential impairment of long-lived assets. Estimates are based on various factors including current and historical trends, as well as other pertinent company and industry data. The Company regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes. Actual results could differ from those estimates. Based on the uncertainty relating to the COVID-19 pandemic, the emergence of new variants, and the current operating environment, including but not limited to the impact or timing of government restrictions, any future capacity limitations due to social distancing guidelines, public sentiment on social gatherings, travel and attendance patterns, travel restrictions, effectiveness and adoption of vaccines, boosters and/or medications, the impact of new variants, supply chain disruptions, inflationary pressures, foreign exchange rates and/or additional actions which could be taken by government authorities to manage the pandemic or other macroeconomic issues, the Company is not certain of the ultimate impact these factors could have on its estimates, business or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $18.6 million and $11.5 million at December 31, 2022 and 2021, respectively. The cash balances in all accounts held at financial institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2022. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

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

Restricted Cash

Restricted cash is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Restricted cash as of December 31, 2022 and 2021 consists primarily of advanced funds for which costs have yet to be incurred related to the Company’s international services agreements. See further discussion in Note 4–Revenues.

	December 31,	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$79,196	$443,707
Restricted cash, included in prepaid expenses and other current assets	3,124	779
Total cash, cash equivalents and restricted cash	$82,320	$444,486

Accounts Receivable—Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from customers for the sale of admission products, including amounts due for admissions products purchased on monthly installment arrangements. The Company is not exposed to a significant concentration of credit risk. The Company records an allowance on trade accounts receivable with an offset to the provision for bad debt for estimated credit losses expected based on its history of uncollectable accounts. For all periods presented, the provision for bad debt was immaterial. The Company also records an allowance for estimated credit losses on amounts due from monthly installment arrangements based on historical default rates. As of December 31, 2022 and 2021, the Company recorded $13.8 million and $17.7 million, respectively, as an allowance on its installment arrangements, which is included in accounts receivable, net, in the accompanying consolidated balance sheets, with a corresponding reduction to deferred revenue.

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

Certain costs related to animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years). All costs to care for animals are expensed as incurred. Construction in progress assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all active construction projects. Total interest capitalized for the years ended December 31, 2022, 2021 and 2020 was $6.3 million, $7.3 million and $6.3 million, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years. Total capitalized costs related to computer system development costs, net of accumulated amortization, were $2.0 million and $1.5 million as of December 31, 2022 and 2021, respectively, and are recorded in other assets in the accompanying consolidated balance sheets. Accumulated amortization was $12.9 million and $12.4 million as of December 31, 2022 and 2021, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2022, 2021 and 2020 was $0.7 million, $1.4 million and $1.7 million, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of comprehensive income (loss). Systems reengineering costs do not meet the proper criteria for capitalization and are expensed as incurred.

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

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities. The Company maintains self-insurance reserves for healthcare, auto, general liability and workers’ compensation claims. Total claims reserves were $37.0 million at December 31, 2022, of which $1.8 million is recorded in accrued salaries, wages and benefits, $8.6 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. Total claims reserves were $30.5 million at December 31, 2021, of which $1.7 million is recorded in accrued salaries, wages and benefits, $8.2 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying consolidated balance sheets. See further discussion in Note 11–Long-Term Debt.

Share Repurchase Program and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at December 31, 2022 and 2021 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase program in Note 19–Stockholders’ Deficit.

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

Additionally, the Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services provided or received, whichever is more readily determinable. For the years ended December 31, 2022, 2021 and 2020, amounts included within admissions revenue with an offset to either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of comprehensive income (loss) related to bartered ticket transactions were $14.8 million, $13.6 million and $4.7 million, respectively.

Food, Merchandise and Other Revenue

Food, merchandise and other revenue primarily consists of food and beverage, retail, merchandise, parking and other in-park products and also includes other miscellaneous revenue which is not significant in the periods presented. The Company recognizes revenue for food and beverage, merchandise and other in-park products when the related products or services are received by the guests. Certain admission products may also include bundled products at the time of purchase, such as food and beverage or merchandise items. The Company conducts an analysis of bundled products to identify separate distinct performance obligations that are material in the context of the contract. For those products that are determined to be distinct performance obligations and material in the context of the contract, the Company allocates a portion of the transaction price to each distinct performance obligation using each performance obligation’s standalone price. If the bundled product is related to a pass product and offered over time, revenue will be recognized over time accordingly.

See further discussion in Note 4–Revenues.

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Other advertising and media costs are expensed as incurred and, for the years ended December 31, 2022, 2021 and 2020, totaled approximately $104.3 million, $81.4 million and $48.1 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

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

On occasion, the Company may modify the terms or conditions of an equity award for its employees. If an award is modified, the Company evaluates the type of modification in accordance with ASC 718 to determine the appropriate accounting. See further discussion in Note 18–Equity-Based Compensation.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). There are no recent accounting pronouncements or recently implemented accounting standards that are expected to have a material impact on the Company’s consolidated financial statements or disclosures.

4. REVENUES

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At December 31, 2022 and 2021, $14.2 million and $14.5 million, respectively, is included in other liabilities in the accompanying consolidated balance sheets related to the long-term portion of deferred revenue, which primarily relates to the Company’s international agreement, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of December 31, 2022 and 2021:

	2022	2021
	(In thousands)
Deferred revenue, including long-term portion	$183,772	$169,333
Less: Deferred revenue, long-term portion, included in other liabilities	14,237	14,540
Deferred revenue, short-term portion	$169,535	$154,793

The Company estimates substantially all of the deferred revenue, short term portion, balance outstanding as of December 31, 2021 was recognized as revenue during the twelve months ended December 31, 2022. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

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

As a result of the Middle East Project, approximately $0.5 million of costs incurred by the Company are recorded in prepaid expenses and other current assets as of December 31, 2022 and approximately $11.2 million, $8.4 million and $5.9 million of other related costs incurred are recorded in other assets in the accompanying consolidated balance sheets as of December 31, 2022, 2021, and 2020, respectively. Separately, deferred revenue of approximately $0.6 million is recorded in deferred revenue as of December 31, 2022 and approximately $14.2 million, $12.5 million and $11.9 million of long-term deferred revenue is recorded in other liabilities in the accompanying consolidated balance sheets as of December 31, 2022, 2021 and 2020, respectively, related to the Middle East Project, which includes the $10.0 million nonrefundable payment previously discussed for each period.

As a result of the Middle East Services Agreements, approximately $2.0 million of costs incurred by the Company are recorded in prepaid expenses and other current assets as of December 31, 2022 and approximately $1.2 million of costs are recorded in other assets as of December 31, 2021 in the accompanying consolidated balance sheets. Separately, deferred revenue of approximately $5.1 million is recorded in deferred revenue as of December 31, 2022 and approximately $2.0 million is recorded in other liabilities as of December 31, 2021 in the accompanying consolidated balance sheets.

5. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed as follows:

	Year Ended December 31,
	2022			2021			2020
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings (loss) per share	$291,190	69,607	$4.18	$256,513	78,302	$3.28	$(312,321)	78,194	$(3.99)
Effect of dilutive incentive-based awards		673			1,273			—
Diluted earnings (loss) per share	$291,190	70,280	$4.14	$256,513	79,575	$3.22	$(312,321)	78,194	$(3.99)

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

Diluted earnings (loss) per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the years ended December 31, 2022 and 2021, there were approximately 277,000 and 146,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively. During the year ended December 31, 2020, there were approximately 2,253,000 potentially dilutive shares of common stock excluded from the computation of diluted loss per share as their effect would have been anti-dilutive due to the Company’s net loss in the period.

The Company’s outstanding performance-vesting restricted stock awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period. For the years ended December 31, 2022 and 2021, approximately 236,000 and 352,000 performance-vesting restricted stock awards had met their performance criteria for their respective performance years as of the end of the reporting periods, respectively, and are therefore included in the calculation of diluted earnings per share. See further discussion in Note 18–Equity-Based Compensation.

6. INVENTORIES

Inventories as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(In thousands)
Merchandise	$49,422	$23,960
Food and beverage	5,768	5,518
Total inventories	$55,190	$29,478

As of December 31, 2022, the increase in merchandise inventory was primarily due to a combination of significant inflationary pressures and increased freight costs along with increased volume purchases and the timing of order deliveries as compared to December 31, 2021.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(In thousands)
Deferred or prepaid insurance	$6,797	$5,319
Prepaid marketing and advertising costs	1,046	824
Other	20,417	11,120
Total prepaid expenses and other current assets	$28,260	$17,263

As of December 31, 2022, prepaid expenses and other current assets includes approximately $3.1 million in advanced funds and approximately $2.5 million in costs incurred related to the Company's international services agreements. See further discussion in Note 1–Summary of Significant Accounting Policies and Note 4–Revenues.

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2022 and 2021, consisted of the following:

	2022	2021
	(In thousands)
Land	$286,200	$286,200
Land improvements	452,276	417,931
Buildings	814,729	753,209
Rides, attractions and equipment	1,736,206	1,665,122
Animals	141,083	142,017
Construction in progress	145,598	120,829
Less: accumulated depreciation	(1,869,413)	(1,740,144)
Total property and equipment, net	$1,706,679	$1,645,164

Depreciation expense was approximately $151.5 million, $146.5 million, and $148.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded approximately $7.2 million, $6.6 million and $6.7 million, respectively, in fixed asset write-offs, which is included in operating expenses in the accompanying consolidated statement of comprehensive income (loss).

See Note 1–Description of the Business, Impact of Global COVID-19 Pandemic, for further details regarding proactive measures the Company took starting in March 2020 relating to its capital expenditures including delaying the opening of certain new rides.

9. GOODWILL AND TRADE NAMES/TRADEMARKS, NET

Goodwill, Net

Goodwill, net, at December 31, 2022 and 2021 relates to the Company’s Discovery Cove reporting unit. The Company performed an annual qualitative assessment in the fourth quarter of 2022 and 2021 and concluded that further evaluation was unnecessary.

Trade Names/Trademarks, Net

During the fourth quarter of 2022 and 2021, the Company performed a qualitative assessment for its indefinite-lived intangible assets and concluded that further evaluation was unnecessary.

Trade names/trademarks, net, at December 31, 2022 and 2021, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks - finite lives	9.3 years	12,900	12,900	—
Total trade names/trademarks, net		$169,900	$12,900	$157,000

10. OTHER ACCRUED LIABILITIES

Other accrued liabilities as of December 31, 2022 and 2021, consisted of the following:

	2022	2021
	(In thousands)
Accrued interest	$18,483	$17,372
Accrued taxes	3,284	784
Self-insurance reserve	8,608	8,210
Other	16,539	19,445
Total other accrued liabilities	$46,914	$45,811

As of December 31, 2022 and 2021, other accrued liabilities above includes approximately $10.9 million related to certain contractual liabilities arising from the temporary COVID-19 park closures.

As of December 31, 2022 and 2021, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August and the first-priority senior secured notes issued in April 2020, for which interest is paid bi-annually in November and May. See further discussion in Note 11–Long-Term Debt.

11. LONG-TERM DEBT

Long-term debt, net, as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(In thousands)
Term B Loans (effective interest rate of 7.44% and 3.50% at December 31, 2022 and 2021, respectively)	$1,185,000	$1,197,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	227,500	227,500
Total long-term debt	2,137,500	2,149,500
Less: unamortized discounts and debt issuance costs	(26,441)	(32,665)
Less: current maturities	(12,000)	(12,000)
Total long-term debt, net	$2,099,059	$2,104,835

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

The Company used proceeds of the Term B Loans drawn on the Closing Date, together with the proceeds from the offering of the Senior Notes and cash on hand, to fully redeem the remaining $400.0 million of SEA’s then outstanding 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Secured Notes”) (the "Full Redemption"), to refinance the SEA’s Existing Secured Credit Facilities, and to pay related expenses of the offering and refinancing (collectively, the “Refinancing Transactions”). As a result of the Refinancing Transactions, on the Closing Date, SEA terminated its Existing Secured Credit Facilities and associated Term B-5 Loans and repaid all of its related outstanding obligations in respect of principal, interest and fees.

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

Borrowings of the Revolving Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) ABR (provided that in no event shall such ABR rate with respect to the Revolving Loans be less than 1.00% per annum) plus an applicable margin equal to 1.75% or (ii) LIBOR (provided that in no event shall such LIBOR rate with respect to the Revolving Loans be less than 0.00%) plus an applicable margin of 2.75%. The applicable margin for borrowings of Revolving Loans are subject to one 25 basis point step-down upon achievement by the Company of certain corporate credit ratings, which was achieved during 2022.

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

As of December 31, 2022, SEA had approximately $18.4 million of outstanding letters of credit, leaving approximately $371.6 million available under the Revolving Credit Facility, which was not drawn upon as of December 31, 2022. Subsequent to December 31, 2022, SEA borrowed $20.0 million on the Revolving Credit Facility for general working capital purposes.

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

First-Priority Senior Secured Notes

On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes (the “First-Priority Senior Secured Notes”) which mature on May 1, 2025 and have interest payment dates of May 1 and November 1. SEA may redeem the First-Priority Senior Secured Notes at its option, in whole at any time or in part from time to time, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if redeemed during the 12-month period commencing on May 1 of the years as follows: (i) in 2022 at 104.375%; (ii) in 2023 at 102.188%; and (iii) in 2024 and thereafter at 100%. SEA may also redeem in the aggregate (at a redemption price expressed as a percentage of principal amount thereof): (i) 100% of the First-Priority Senior Secured Notes after certain events constituting a change of control at a redemption price of 101%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date and (ii) up to 40% of the original aggregate principal amount of the First-Priority Senior Secured Notes with amounts equal to the net cash proceeds of certain equity offerings at a redemption price of 108.750%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of December 31, 2022, the net total leverage ratio as calculated under the Debt Agreements was 2.78 to 1.00.

As of December 31, 2022, SEA was in compliance with all covenants contained in the documents governing the Debt Agreements.

Long-term debt at December 31, 2022, is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
2023	$12,000
2024	12,000
2025	239,500
2026	12,000
2027	12,000
Thereafter	1,850,000
Total	$2,137,500

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

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, the First-Priority Senior Secured Notes, the Second-Priority Senior Secured Notes and the Interest Rate Swap Agreements, net of amounts capitalized, as applicable, was $110.9 million, $116.1 million and $73.7 million during the years ended December 31, 2022, 2021 and 2020, respectively. See Note 10–Other Accrued Liabilities for accrued interest included in the accompanying consolidated balance sheets as of December 31, 2022 and 2021.

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

In May 2020, the Company’s Interest Rate Swap Agreements expired. As such, the Company did not have any derivative instruments outstanding as of December 31, 2022 and 2021.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps at times as part of its interest rate risk management strategy. During the year ended December 31, 2020, such derivatives were used to hedge a portion of the variable cash flows associated with existing variable-rate debt.

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

Year Ended December 31,
2020
(In thousands)
Derivatives in Cash Flow Hedging Relationships:
Loss recognized in accumulated other comprehensive income (loss)	$(370)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense	$2,501

Changes in Accumulated Other Comprehensive Income (Loss)

The following table reflects the changes in accumulated other comprehensive income (loss), net of tax, for the year ended December 31, 2020:

Accumulated other comprehensive income (loss) (In thousands):		(Losses) Gains on Cash Flow Hedges
Accumulated other comprehensive loss at December 31, 2019		(1,559)
Other comprehensive loss before reclassifications	(271)
Amounts reclassified from accumulated other comprehensive loss to interest expense	1,830
Change in other comprehensive income (loss), net of tax		1,559
Accumulated other comprehensive income (loss) at December 31, 2020		$—

13. INCOME TAXES

For the years ended December 31, 2022, 2021 and 2020, the provision for (benefit from) income taxes is comprised of the following:

	2022	2021	2020
Current income tax provision	(In thousands)
Federal	$(31)	$(31)	$(136)
State	3,427	3,984	1,020
Foreign	—	—	5
Total current income tax provision	3,396	3,953	889
Deferred income tax provision (benefit):
Federal	71,642	345	(19,718)
State	23,845	(4,462)	(11,696)
Total deferred income tax provision (benefit)	95,487	(4,117)	(31,414)
Total income tax provision (benefit)	$98,883	$(164)	$(30,525)

The deferred income tax provision (benefit) represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes totaled $1.6 million, $5.9 million and $0.5 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

The components of deferred income tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred income tax assets:	(In thousands)
Acquisition and debt related costs	$3,270	$4,292
Net operating losses	156,176	199,656
Goodwill impairment	53,684	53,677
Self-insurance	8,816	7,220
Deferred revenue	2,520	2,878
Restricted stock	7,911	9,509
Tax credits	11,847	10,718
Legal settlements	—	855
Lease obligations	29,117	29,410
Interest limitation	10,120	562
Charitable contributions	2,122	3,243
Other	5,220	6,115
Total deferred income tax assets	290,803	328,135
Valuation allowance	(4,601)	(4,775)
Net deferred tax assets	286,202	323,360
Deferred income tax liabilities:
Property and equipment	(245,396)	(194,739)
Amortization - Goodwill	(60,230)	(55,827)
Amortization - Other intangibles	(35,666)	(29,482)
Right of use assets	(28,568)	(29,004)
Other	(637)	(3,116)
Total deferred income tax liabilities	(370,497)	(312,168)
Net deferred income tax (liabilities) assets	$(84,295)	$11,192

The Company files federal, state and provincial income tax returns in various jurisdictions with varying statute of limitation expiration dates. Under the tax statute of limitations applicable to the Internal Revenue Code of 1986, as amended (the “Code”), the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2018. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2009 and subsequent years, these attributes can still be audited when utilized on returns filed in the future. The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision in the applicable period.

The Company has federal tax net operating loss carryforwards of approximately $627.5 million as of December 31, 2022 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $634.5 million as of December 31, 2022. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2030 and 2029, for federal and state tax purposes, respectively.

Realization of the deferred income tax assets, primarily arising from these net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.

Through December 31, 2020, approximately $65.6 million of valuation allowances were established for some of the Company's deferred tax assets, which, based on its analysis at the time, the Company believed did not meet the “more likely than not” criteria and would expire before being realized in future periods. Based on the Company's assessment of the realizability of its deferred tax assets during the year ended December 31, 2021, which included a review of current and forecasted financial performance as the Company was in a cumulative pretax income position, the Company believed that some of these deferred tax assets met the “more likely than not” criteria and will be realized in future periods before they expire. As a result, the Company reversed its valuation allowances by approximately $60.8 million during the year ended December 31, 2021.

As of December 31, 2021, the Company had a valuation allowance of approximately $4.8 million, net of federal tax benefit, on the Company’s deferred tax assets relating to state net operating losses, which, the Company believed did not meet the “more likely than not” criteria and would expire before being realized in future periods. As of December 31, 2022, the Company has a valuation allowance of approximately $4.6 million, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards. The Company’s valuation allowances, in part, rely on estimates and assumptions related to future financial performance. Given the macroeconomic environment related to the COVID-19 pandemic and the uncertainties regarding the related impact on financial performance, the Company’s valuation allowances may need to be adjusted in the future.

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

The reconciliation between the statutory income tax rate and the Company’s effective income tax provision (benefit) rate for the years ended December 31, 2022, 2021 and 2020, is as follows:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
	(In thousands)
Income tax at federal statutory rates	$81,915	21.00%	$53,833	21.00%	$(71,998)	21.00%
State taxes, net of federal benefit	17,103	4.38	12,070	4.71	(15,816)	4.61
Equity-based compensation	(9,839)	(2.52)	(8,051)	(3.14)	(485)	0.14
Tax credits	(205)	(0.05)	(137)	(0.05)	(304)	0.09
Impact of state rate changes	4,460	1.14	(753)	(0.29)	(3,906)	1.14
Officer's compensation limitation	4,612	1.18	3,437	1.34	95	(0.03)
Valuation allowance - state	—	—	(13,756)	(5.37)	10,450	(3.05)
Valuation allowance - federal	—	—	(47,061)	(18.36)	49,951	(14.57)
Other	837	0.22	254	0.10	1,488	(0.43)
Income tax provision (benefit)	$98,883	25.35%	$(164)	(0.06)%	$(30,525)	8.90%

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

The required annual rent payments for the Premises is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years, with the annual minimum rent calculated as approximately $10.4 million through each of the years ended December 31, 2022, 2021 and 2020. The Company is awaiting the City of San Diego’s confirmation of the new adjusted minimum yearly rent, which will be effective as of January 1, 2023.

The annual rent payments may vary from the base rent due to a shift of seasonal performance results. Rent payments related to the Premises for the years ended December 31, 2022, 2021 and 2020 were approximately $13.6 million (including approximately $1.0 million remitted in 2022 related to 2021 and certain other fees), $11.1 million (including approximately $1.6 million remitted in 2021 related to 2020 Percentage Rent) and $0.5 million, respectively. The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego. Due to these factors, the Company deferred a payment of $8.3 million related to the Minimum Rent for the year ended December 31, 2020 (the “2020 Minimum Rent Payment”). As such, approximately $10.9 million and $10.8 million is included primarily in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively, primarily related to the 2020 Minimum Rent Payment, the timing of the respective December rent payments, and certain accrued fees. Operating lease liabilities and long-term operating lease liabilities on the accompanying consolidated balance sheets as of December 31, 2022 and 2021 and the lease maturities as of December 31, 2022 are not adjusted for these deferred payments.

The tables below present the lease balances and their classification in the accompanying consolidated balance sheets as of December 31, 2022 and 2021:

		December 31,	December 31,
	Classification	2022	2021
Assets:		(In thousands)
Operating leases	Right of use assets - operating	$130,479	$132,217
Finance leases	Other assets, net	2,353	2,824
Total lease assets		$132,832	$135,041
Liabilities:
Current
Operating leases	Operating lease liabilities	$3,387	$2,895
Finance leases	Other accrued liabilities	171	486
Noncurrent
Operating leases	Long-term operating lease liabilities	115,396	117,046
Finance leases	Other liabilities	2,284	2,453
Total lease liabilities		$121,238	$122,880

The table below presents the lease costs and their classification in the accompanying consolidated statements of comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020:

	Classification	2022	2021	2020
		(In thousands)
Operating lease cost	Operating expenses	$13,177	$13,200	$13,966
Operating lease cost	Selling, general and administrative expenses	337	415	425
Finance lease cost
Amortization of leased assets	Depreciation and amortization	469	817	844
Interest on lease liabilities	Interest expense	83	123	176
Net lease cost		$14,066	$14,555	$15,411

In addition to the operating lease costs above, short-term rent expense for the years ended December 31, 2022, 2021 and 2020 were approximately $4.6 million, $2.7 million and $2.1 million, respectively, and variable rent expense for the years ended December 31, 2022, 2021 and 2020 were $4.6 million, $3.8 million and $4.9 million, respectively. The short-term and variable rent expense amounts are included primarily in operating expenses in the accompanying consolidated statements of comprehensive income (loss).

The table below presents the Company’s lease maturities as of December 31, 2022:

	Operating leases
Years Ending December 31,	Land lease	Other operating leases	Total operating leases	Finance leases
	(In thousands)
2023	$10,401	$2,432	$12,833	$242
2024	10,401	1,825	12,226	208
2025	10,401	1,422	11,823	201
2026	10,401	1,456	11,857	200
2027	10,401	225	10,626	198
Thereafter	213,227	845	214,072	1,994
Total lease payments	265,232	8,205	273,437	3,043
Less: Imputed interest	(153,494)	(1,160)	(154,654)	(588)
Lease liabilities	$111,738	$7,045	$118,783	$2,455

The table below presents the weighted average remaining lease terms and applicable discount rates as of December 31, 2022 and 2021:

	2022	2021
Weighted average remaining lease term (years):
Operating leases	24.27	25.26
Finance leases	15.08	14.23
Weighted average discount rate:
Operating leases	8.16%	8.15%
Finance leases	3.07%	3.37%

The table below presents the cash flows and supplemental information associated with the Company’s leasing activities for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,934	$13,190	$3,938
Operating cash flows from finance leases	$83	$123	$176
Financing cash flows from finance leases	$485	$841	$806
Right of use assets obtained in exchange for lease liabilities:
Finance leases	$—	$32	$938
Operating leases	$3,174	$143	$—

15. COMMITMENTS AND CONTINGENCIES

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. As of December 31, 2022, excluding certain amounts related to the License Agreement with Sesame Workshop as described below, additional capital payments of approximately $219.6 million are necessary to complete these projects. The majority of these projects are expected to be completed in 2023 or 2024.

License Agreements

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA has the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of December 31, 2022, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $25.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the Sesame Workshop Arbitration section which follows.

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

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under the License Agreement. The Company had previously recorded the additional amount claimed but disputes the application and calculation of the additional payment. The amount accrued is the Company’s best estimate and, at this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material. On June 27, 2022, Sesame Workshop initiated arbitration pursuant to the License Agreement. The Company intends to vigorously defend its position.

Other Lawsuits

In October 2018, the Company received a demand letter from attorneys representing certain former employees who claim that the terms of their respective separation agreements entitle them to certain favorable modifications made to certain performance-vesting restricted shares (the “Tranche 3 Shares”) issued under the Company’s 2013 Omnibus Incentive Plan (the “Plan”).

In November 2020, the Company filed in the Court of Chancery of the State of Delaware an action for declaratory judgment seeking a determination that the threatened claims of the former employees are time-barred and without merit. In response, the defendant former employees filed a motion to dismiss or in the alternative to stay and compel arbitration. The parties agreed to arbitrate whether the former employees’ claims are subject to arbitration. On October 21, 2021, the arbitrator determined that disputes related to the former employees’ claims for the vesting of the Tranche 3 Shares are governed by the forum selection clauses of the equity award amendments rather than the Company’s dispute resolution process and notice of the arbitrator’s decision was filed with the Court of Chancery. On August 10, 2022, the defendant former employees filed answers, affirmative defenses and counterclaims. On October 10, 2022, the Company filed motions for judgment on the pleadings and to dismiss the counterclaims. The defendant former employees opposed the motions, on November 17, 2022, and the Company filed its reply brief on December 22, 2022. In terms of potential exposure, the value of the total shares at issue for these certain former employees depends largely upon the Company’s current share price, which fluctuates daily. Approximately 300,000 shares are at issue. The Company believes that the former employees’ claims are without merit and intends to defend vigorously its positions. While there can be no assurance regarding the ultimate outcome of this matter, the Company believes that any potential loss would not be material.

On July 27, 2022, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company captioned Quinton Burns individually and Next Friend of K.B., a minor v. SeaWorld Parks & Entertainment, Inc. and SeaWorld Parks & Entertainment LLC, Civil Case No. 2:22-cv-09941. The complaint states the putative class consists of Quinton Burns and K.B. Burns and similarly situated Black people. Plaintiffs then filed an amended complaint adding an additional seven adult and seven minor class representative plaintiffs in which they allege the class consists of themselves and similarly situated minority persons and also disclosed an additional 89 families and 125 children represented by Plaintiffs’ counsel who are allegedly members of the purported class (the "First Amended Complaint"). The First Amended Complaint alleges the Company engaged in disparate treatment of Class members based on their race and in so doing violated the Civil Rights Act of 1866 and Pennsylvania common law. The First Amended Complaint seeks compensatory and punitive damages and attorneys’ fees and costs as well declarative and injunctive relief. The parties are engaged in discovery. The Company has filed a motion to dismiss all counts. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously. While there can be no assurance regarding the ultimate outcome of the litigation, the Company believes a potential loss, if any, would not be material.

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

16. FAIR VALUE MEASUREMENTS

Of the Company’s long-term obligations as of December 31, 2022 and 2021, the Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes and Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 11–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value as of December 31, 2022 and 2021. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2022:

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Liabilities:	(In thousands)
Long-term obligations (a)	$873,675	$1,185,000	$—	$2,058,675

(a)
Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt of $2.099 billion as of December 31, 2022.

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

17. RETIREMENT PLAN

The Company sponsors a defined contribution plan, under Section 401(k) of the Internal Revenue Code. The Company makes matching cash contributions, subject to certain restrictions, structured as a 50% match on the first 4% of eligible pay contributed by the employee. In April 2020, the Company matching contribution was temporarily suspended in response to the COVID-19 pandemic and remained suspended through 2021. During 2022, the Company reinstated the matching contribution effective January 1, 2022. The contribution will be made on an annual basis prior to March 31 of the following plan year for eligible employees.

Employer matching contributions, net of forfeitures applied, for the years ended December 31, 2022 and 2020, totaled $0.4 million and $1.3 million, respectively, and is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of comprehensive income (loss).

18. EQUITY-BASED COMPENSATION

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss) as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
Equity compensation expense included in operating expenses	$4,427	$9,578	$522
Equity compensation expense included in selling, general and administrative expenses	13,731	30,144	6,945
Total equity compensation expense	$18,158	$39,722	$7,467

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

Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of December 31, 2022 was approximately $25.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of shares which vested during the years ended December 31, 2022, 2021 and 2020 was approximately $21.8 million, $13.6 million and $12.7 million, respectively. The weighted average grant date fair value per share of time-vesting and performance-vesting restricted awards granted during the years ended December 31, 2022, 2021 and 2020 were $58.08, $52.12 and $15.85 per share, respectively.

The activity related to the Company’s time-vesting and performance-vesting restricted awards during the year ended December 31, 2022 was as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award
Outstanding at December 31, 2021	938,020	$21.94	111,255	$51.78	990,003	$31.90
Granted	294,901	$53.53	134,063	$64.02	235,671	$60.40
Vested	(666,294)	$16.37	(119,867)	$51.84	(160,008)	$29.13
Forfeited	(33,467)	$45.40	(26,401)	$63.44	(206,183)	$36.26
Outstanding at December 31, 2022	533,160	$44.90	99,050	$65.16	859,483	$39.19

The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was approximately $4.2 million, $9.5 million and $1.3 million, respectively. The activity related to the Company’s stock option awards during the year ended December 31, 2022 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	488,434	$30.59
Granted	192,078	$55.43
Forfeited	(43,712)	$47.37
Expired	(2,007)	$35.10
Exercised	(121,081)	$25.01
Outstanding at December 31, 2022	513,712	$39.75	7.24	$7,965
Exercisable at December 31, 2022	229,441	$24.85	5.06	$6,598

The weighted average grant date fair value of stock options granted during the year ended December 31, 2022 was $33.13. Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the year ended December 31, 2022 were:

Risk-free interest rate	2.81%
Expected volatility	61.90%
Expected dividend yield	0.00%
Expected life (years) (a)	6.12
(a)
The expected life was estimated using the simplified method, as the Company does not have sufficient historical exercise data due to the limited period of time its common stock has been publicly traded.

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Company’s Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7,290,000 are available for future issuance as of December 31, 2022.

Bonus Performance Restricted Units

During the year ended December 31, 2022, the Company granted approximately 120,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2022 (the “2022 Bonus Plan”). The 2022 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, including the achievement of certain cost targets, as defined by the 2022 Bonus Plan, with respect to the year ended December 31, 2022 (the “Fiscal 2022”). The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2022 which ranges from 0% (if below threshold performance), to 100% (if at target performance) with opportunities to earn above 100% when achievement is above the target performance for certain metrics.

In accordance with ASC 718, Compensation-Stock Compensation, equity compensation expense is recorded on shares probable of vesting. Based on the Company’s actual Fiscal 2022 results with respect to specific performance goals, a portion of the outstanding performance-vesting restricted awards related to the Fiscal 2022 performance goals were considered probable of vesting as of December 31, 2022; therefore, equity compensation expense has been recorded related to these awards. These awards are expected to vest in accordance with their terms, at which time any unearned units will forfeit.

The Company had previously granted performance-vesting restricted units which were eligible to vest based on the Company’s actual results for the year ended December 31, 2021. A portion of these units vested in 2022, and the remainder forfeited in accordance with their terms.

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

2022 Long-Term Incentive Awards

During the year ended December 31, 2022, the Company granted long-term incentive plan awards for 2022 (the “2022 Long-Term Incentive Grant”) which were comprised of approximately 55,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 180,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

The Company recognizes equity compensation expense for its performance-vesting restricted awards ratably over the related performance period, if the performance condition is probable of being achieved. If the probability of vesting changes for performance-vesting restricted awards in a subsequent period, all equity compensation expense related to those awards that would have been recorded, if any, over the requisite service period had the new percentage been applied from inception, will be recorded as a cumulative catch-up or reduction at such subsequent date.

Other Long-Term Incentive Awards

During the year ended December 31, 2022, the Company also granted time-vesting restricted units and options to certain employees which generally vest over three years, with one-third vesting on each of the first three anniversaries of the grant date.

Previous Long-Term Incentive Awards

The Company also has outstanding time-vesting restricted awards (the “Long-Term Incentive Time Restricted Awards”), performance-vesting restricted awards (the “Long-Term Incentive Performance Restricted Awards”) and nonqualified stock options granted under previous long-term incentive plan grants.

During the year ended December 31, 2022, a portion of the previously granted Long-Term Incentive Performance Restricted Awards related to completed performance periods vested, with the remainder forfeiting in accordance with their terms. The remaining outstanding Long-Term Incentive Performance Restricted Awards related to future performance periods are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

A portion of the outstanding Long-Term Incentive Performance Restricted Awards relate to performance restricted units (the “2019 LTIP Performance Awards”) which contain a four-year performance period consisting of the 2019-2022 calendar years (or, extended through the end of the 2023 calendar year, as applicable) and are eligible to vest based upon the Company’s achievement of specific performance goals for the performance period, as defined, with an opportunity to vest up to 50% of the award earlier if certain goals are achieved in any fiscal year during the performance period. The total number of 2019 LTIP Performance Awards eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above performance). Upon achievement of the performance goals, up to 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year extended performance test period. The goal achieved must be met again or exceeded for the extended performance period before the remaining units are earned. Based on the Company’s results for fiscal year 2021, the Company vested a portion of the 2019 LTIP Performance Awards in the first quarter of 2022. Additionally, based on the Company’s results for fiscal year 2022, the Company expects to vest another portion of the 2019 LTIP Performance Awards in the first quarter of 2023.

Other

During the years ended December 31, 2022, 2021 and 2020, the Company granted equity awards to its non-employee members of its Board which will vest on the day before the Company’s next annual meeting. Each eligible Board member elected the form of their equity award as either deferred stock units (“DSUs”) or restricted stock units (“RSUs”). Each DSU granted represents the right to receive one share of the Company’s common stock three months after the respective director leaves the Board. Upon vesting, each RSU will be converted into one share of the Company’s common stock.

Additionally, during the years ended December 31, 2022, 2021 and 2020, the Company granted equity awards in the form of RSUs or DSUs which vested immediately to each eligible Board member in lieu of quarterly cash payments related to the director’s annual retainers.

19. STOCKHOLDERS’ DEFICIT

As of December 31, 2022, 96,287,771 shares of common stock were issued in the accompanying consolidated balance sheet, which includes 32,376,539 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows), but excludes 1,491,693 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans (see Note 18–Equity-Based Compensation).

Share Repurchase Programs

The Board had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Former Share Repurchase Program”). In March 2022, the Board approved a replenishment to the Former Share Repurchase Program of $228.2 million, bringing the total amount authorized back up to $250.0 million at that time. Under the Former Share Repurchase Program, during the year ended December 31, 2022, the Company repurchased 3,563,086 shares for an aggregate total of approximately $250.0 million, leaving no amount remaining under the Former Share Repurchase Program.

In May 2022, the Board approved a $250.0 million share repurchase program (the “May Share Repurchase Program”). Under the May Share Repurchase Program, during the year ended December 31, 2022, the Company repurchased 5,085,752 shares for an aggregate total of approximately $250.0 million, leaving no amount remaining under the May Share Repurchase Program.

In August 2022, the Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, during the year ended December 31, 2022, the Company repurchased 3,774,659 shares for an aggregate total of approximately $193.6 million, leaving approximately $56.4 million available under the Share Repurchase Program as of December 31, 2022.

Collectively, as a result of the repurchase programs disclosed above, the Company has repurchased a combined total of 12,423,497 shares for an aggregate combined total of approximately $693.6 million during the year ended December 31, 2022.

During the year ended December 31, 2021, the Company repurchased 3,692,794 shares for an aggregate total of approximately $215.7 million leaving approximately $21.8 million available under the Former Share Repurchase Program as of December 31, 2021. During the year ended December 31, 2020, prior to the COVID-19 temporary park closures, the Company repurchased 469,785 shares for an aggregate total of approximately $12.4 million under the Former Share Repurchase Program.

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

All shares repurchased pursuant to the repurchase programs disclosed above, other repurchase transactions, and shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $1,324.7 million and $631.1 million as of December 31, 2022 and 2021, respectively, and are reflected within stockholders’ deficit in the accompanying consolidated statements of changes in stockholders’ equity (deficit).

Schedule I-Registrant’s Condensed Financial Statements

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2022	2021
Assets
Current Assets:
Cash	$4	$407
Total current assets	4	407
Total assets	$4	$407
Liabilities and Stockholders’ Deficit
Current Liabilities:
Loss in excess of investment in wholly-owned subsidiary	$437,664	$33,916
Other accrued liabilities	4	407
Total current liabilities	437,668	34,323
Total liabilities	437,668	34,323
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 96,287,771 and 95,541,992 shares issued at December 31, 2022 and 2021, respectively	963	955
Additional paid-in capital	710,151	711,474
Retained earnings (accumulated deficit)	175,903	(115,287)
Treasury stock, at cost (32,376,539 and 19,953,042 shares at December 31, 2022 and 2021, respectively)	(1,324,681)	(631,058)
Total stockholders’ deficit	(437,664)	(33,916)
Total Liabilities and Stockholders’ Deficit	$4	$407

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Year Ended December 31,
	2022	2021	2020
Equity in net income (loss) of subsidiary	$291,190	$256,513	$(312,321)
Net income (loss)	$291,190	$256,513	$(312,321)
Equity in other comprehensive income (loss) of subsidiary	—	—	1,559
Comprehensive income (loss)	$291,190	$256,513	$(310,762)

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$291,190	$256,513	$(312,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiary	(291,190)	(256,513)	312,321
Net cash provided by (used in) operating activities	—	—	—
Cash Flows From Investing Activities:
Dividends forfeited from subsidiary- return of capital, net of forfeitures	—	—	(1)
Capital contributed to subsidiary from exercises of stock options	(3,431)	(5,955)	(2,621)
Net cash used in investing activities	(3,431)	(5,955)	(2,622)
Cash Flows From Financing Activities:
Exercise of stock options	3,028	5,907	2,920
Dividends paid to common stockholders	—	—	(12)
Net cash provided by financing activities	3,028	5,907	2,908
Change in Cash and Cash Equivalents	(403)	(48)	286
Cash and Cash Equivalents - Beginning of year	407	455	169
Cash and Cash Equivalents - End of year	$4	$407	$455

Supplemental Disclosures of Noncash Financing Activities
Dividends from subsidiary- return of capital, for purchase of treasury stock	$693,623	215,749	12,406

See accompanying notes to condensed financial statements.

SEAWORLD ENTERTAINMENT, INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

1. DESCRIPTION OF SEAWORLD ENTERTAINMENT, INC.

SeaWorld Entertainment, Inc. (the “Parent”) was incorporated in Delaware on October 2, 2009. See further discussion in Note 1–Description of the Business in the accompanying consolidated financial statements.

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

4. DIVIDENDS FROM SUBSIDIARY

During the year ended December 31, 2022, SEA paid dividends to the Parent of approximately $693.6 million. The dividends were in the form of 12,423,497 shares of common stock repurchased by SEA. During the year ended December 31, 2021, SEA paid dividends to the Parent of approximately $215.7 million. The dividends were in the form of 3,692,794 shares of common stock repurchased by SEA (see Note 5–Stockholders’ Deficit which follows).

During the year ended December 31, 2020, SEA paid dividends to the Parent of approximately $12.4 million. The dividends were in the form of payments that SEA made for share repurchases at the Parent level (see Note 5–Stockholders’ Deficit which follows).

During the year ended December 31, 2020, Parent paid accumulated dividends, net of forfeitures, related to shares that carried dividend rights from previous dividend declarations which vested during the year.

5. STOCKHOLDERS’ DEFICIT

Omnibus Incentive Plan

The Parent has reserved 15,000,000 shares of common stock for future issuance under the Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7,290,000 are available for future issuance as of December 31, 2022.

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

During the years ended December 31, 2022, 2021 and 2020, respectively, Parent transferred approximately $3.4 million, $6.0 million and $2.6 million in proceeds received from the exercise of stock options to SEA as a capital contribution and increased its investment in SEA.

Share Repurchase Programs

The Parent's Board had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Former Share Repurchase Program”). In March 2022, the Parent's Board approved a replenishment to the Former Share Repurchase Program of $228.2 million, bringing the total amount authorized back up to $250.0 million at that time. Under the Former Share Repurchase Program, during the year ended December 31, 2022, the Parent repurchased 3,563,086 shares for an aggregate total of approximately $250.0 million, leaving no amount remaining under the Former Share Repurchase Program.

In May 2022, the Parent's Board approved a $250.0 million share repurchase program (the “May Share Repurchase Program”). Under the May Share Repurchase Program, during the year ended December 31, 2022, the Parent repurchased 5,085,752 shares for an aggregate total of approximately $250.0 million, leaving no amount remaining under the May Share Repurchase Program.

In August 2022, the Parent's Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, during the year ended December 31, 2022, the Parent repurchased 3,774,659 shares for an aggregate total of approximately $193.6 million, leaving approximately $56.4 million available under the Share Repurchase Program as of December 31, 2022.

Collectively, as a result of the repurchase programs disclosed above, the Parent has repurchased a combined total of 12,423,497 shares for an aggregate combined total of approximately $693.6 million during the year ended December 31, 2022.

During the year ended December 31, 2021, the Parent repurchased 3,692,794 shares for an aggregate total of approximately $215.7 million leaving approximately $21.8 million available under the Former Share Repurchase Program as of December 31, 2021. During the year ended December 31, 2020, prior to the COVID-19 temporary park closures, the Parent repurchased 469,785 shares for an aggregate total of approximately $12.4 million under the Former Share Repurchase Program.

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

All shares repurchased pursuant to the Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $1,324.7 million and $631.1 million as of the years ended December 31, 2022 and 2021, respectively, and are reflected within stockholders’ deficit in the accompanying condensed balance sheets. See further discussion in Note 19–Stockholders’ Deficit of the accompanying consolidated financial statements.