Form 10-Q
period 2023-03-31
SeaWorld Entertainment, Inc.
filed 2023-05-10
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The registrant had outstanding 63,886,889 shares of Common Stock, par value $0.01 per share as of May 4, 2023.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

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
•
changes in the method for determining LIBOR and any future replacement of LIBOR may affect our cost of capital;
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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$54,761	$79,196
Accounts receivable, net	72,504	71,050
Inventories	59,060	55,190
Prepaid expenses and other current assets	35,492	28,260
Total current assets	221,817	233,696
Property and equipment, at cost	3,640,041	3,576,092
Accumulated depreciation	(1,899,152)	(1,869,413)
Property and equipment, net	1,740,889	1,706,679
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	129,415	130,479
Deferred tax assets, net	13,084	12,332
Other assets, net	25,397	19,323
Total assets	$2,353,880	$2,325,787
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$164,327	$159,947
Current maturities of long-term debt	12,000	12,000
Operating lease liabilities	3,261	3,387
Accrued salaries, wages and benefits	22,800	17,423
Deferred revenue	212,799	169,535
Other accrued liabilities	45,835	46,914
Total current liabilities	461,022	409,206
Long-term debt, net	2,097,601	2,099,059
Long-term operating lease liabilities	114,563	115,396
Deferred tax liabilities, net	88,962	96,627
Other liabilities	46,385	43,163
Total liabilities	2,808,533	2,763,451
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 96,496,784 and 96,287,771 shares issued at March 31, 2023 and December 31, 2022, respectively	965	963
Additional paid-in capital	709,627	710,151
Retained earnings	159,436	175,903
Treasury stock, at cost (32,376,539 shares at March 31, 2023 and December 31, 2022)	(1,324,681)	(1,324,681)
Total stockholders’ deficit	(454,653)	(437,664)
Total liabilities and stockholders’ deficit	$2,353,880	$2,325,787

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Net revenues:
Admissions	$163,863	$150,862
Food, merchandise and other	129,483	119,831
Total revenues	293,346	270,693
Costs and expenses:
Cost of food, merchandise and other revenues	23,221	23,040
Operating expenses (exclusive of depreciation and amortization shown separately below)	172,674	152,925
Selling, general and administrative expenses	48,281	46,059
Severance and other separation costs	4	30
Depreciation and amortization	37,394	38,612
Total costs and expenses	281,574	260,666
Operating income	11,772	10,027
Other expense (income), net	46	(12)
Interest expense	36,401	25,370
Loss before income taxes	(24,675)	(15,331)
Benefit from income taxes	(8,208)	(6,344)
Net loss	$(16,467)	$(8,987)
Loss per share:
Net loss per share, basic	$(0.26)	$(0.12)
Net loss per share, diluted	$(0.26)	$(0.12)
Weighted average common shares outstanding:
Basic	63,978	75,624
Diluted	63,978	75,624

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2022	96,287,771	$963	$710,151	$175,903	$(1,324,681)	(437,664)
Equity-based compensation	—	—	4,482	—	—	4,482
Vesting of restricted shares	273,134	3	(3)	—	—	—
Shares withheld for tax withholdings	(86,914)	(1)	(5,568)	—	—	(5,569)
Exercise of stock options	22,793	—	565	—	—	565
Net loss	—	—	—	(16,467)	—	(16,467)
Balance at March 31, 2023	96,496,784	$965	$709,627	$159,436	$(1,324,681)	$(454,653)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2021	95,541,992	$955	$711,474	$(115,287)	$(631,058)	$(33,916)
Equity-based compensation	—	—	6,982	—	—	6,982
Vesting of restricted shares	361,403	4	(4)	—	—	—
Shares withheld for tax withholdings	(111,865)	(1)	(7,737)	—	—	(7,738)
Exercise of stock options	46,503	—	1,127	—	—	1,127
Repurchase of 1,535,427 shares of treasury stock, at cost	—	—	—	—	(109,905)	(109,905)
Net loss	—	—	—	(8,987)	—	(8,987)
Balance at March 31, 2022	95,838,033	$958	$711,842	$(124,274)	$(740,963)	$(152,437)

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(16,467)	$(8,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,394	38,612
Amortization of debt issuance costs and discounts	1,542	1,532
Deferred income tax benefit	(8,417)	(6,531)
Equity-based compensation	4,482	6,982
Other, including loss on sale or disposal of assets, net	3,221	4,420
Changes in assets and liabilities:
Accounts receivable	(1,361)	3,408
Inventories	(3,936)	(15,601)
Prepaid expenses and other current assets	(6,863)	(7,653)
Accounts payable and accrued expenses	(345)	5,599
Accrued salaries, wages and benefits	5,377	(2,841)
Deferred revenue	42,072	53,584
Other accrued liabilities	(1,276)	(5,675)
Right of use assets and operating lease liabilities	104	201
Other assets and liabilities	(5,231)	3,744
Net cash provided by operating activities	50,296	70,794
Cash Flows From Investing Activities:
Capital expenditures	(69,758)	(35,110)
Net cash used in investing activities	(69,758)	(35,110)
Cash Flows From Financing Activities:
Repayments of long-term debt	(3,000)	(3,000)
Proceeds from draws on revolving credit facility	20,000	—
Repayments of revolving credit facility	(20,000)	—
Purchase of treasury stock	—	(89,736)
Payment of tax withholdings on equity-based compensation through shares withheld	(5,569)	(7,738)
Exercise of stock options	565	1,127
Other financing activities	(93)	(211)
Net cash used in financing activities	(8,097)	(99,558)
Change in Cash and Cash Equivalents, including Restricted Cash	(27,559)	(63,874)
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	82,320	444,486
Cash and Cash Equivalents, including Restricted Cash—End of period	$54,761	$380,612
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$45,548	$31,483
Treasury stock purchases not yet settled in other accrued liabilities	$—	$20,169

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. The Company operates SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; and San Diego, California; and Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove) and Sesame Place theme parks in Langhorne, Pennsylvania and Chula Vista, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2023 or any future period due in part to the seasonal nature of the Company’s operations. Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first quarter, in part because four of its theme parks were historically only open for a portion of the year. In the year ended December 31, 2022, we opened our Sesame Place San Diego park which has been, and is expected to continue to be, open more operating days than the Aquatica San Diego park it replaced, particularly in the first and fourth quarters of the year.

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

Restricted Cash

Restricted cash is recorded in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. Restricted cash as of December 31, 2022 consists primarily of advanced funds for which costs have yet to be incurred related to the Company’s international services agreements, as discussed in the “International Agreements” section which follows.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$54,761	$79,196
Restricted cash, included in prepaid expenses and other current assets	—	3,124
Total cash, cash equivalents and restricted cash	$54,761	$82,320

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at March 31, 2023 and December 31, 2022 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

Revenue Recognition

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products. For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park. Annual passes, season passes, or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates redemption rates using historical and forecasted attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically. These estimated redemption rates impact the timing of when revenue is recognized on these products. Actual results could materially differ from these estimates based on actual attendance patterns. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For pass products purchased on an installment plan that have met their initial commitment period and have transitioned to a month-to-month basis, monthly charges are recognized as revenue as payments are received each month. For certain multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

Food, merchandise and other revenue primarily consists of food and beverage, retail, merchandise, parking, other in-park products and service fees, and other miscellaneous revenue, including online transaction fees and revenue from the Company’s international agreements, not necessarily generated in our parks, which is not significant in the periods presented. The Company recognizes revenue for food and beverage, merchandise and other in-park products when the related products or services are received by the guests.

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At March 31, 2023 and December 31, 2022, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(In thousands)
Deferred revenue, including long-term portion	$227,605	$183,772
Less: Deferred revenue, long-term portion, included in other liabilities	14,806	14,237
Deferred revenue, short-term portion	$212,799	$169,535

The Company estimates approximately $75.4 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2022 was recognized as revenue during the three months ended March 31, 2023. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

International Agreements

The Company has previously received $10.0 million in deferred revenue which is recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East to provide certain services pertaining to the planning and design of SeaWorld Abu Dhabi, a marine life theme park on Yas Island (the “Middle East Project”), with funding received expected to offset internal expenses. The Middle East Project is on track with the park scheduled to open in May 2023. The Company also receives additional funds from its partner related to agreed-upon services and reimbursements of costs incurred by the Company on behalf of the Middle East Project (the “Middle East Services Agreements”).

Revenue and expenses associated with the Middle East Project will begin to be recognized when substantially all the services have been performed which is anticipated to occur in 2023, when SeaWorld Abu Dhabi is expected to open. Revenue and expenses associated with the Middle East Services Agreements will be recognized upon completion of the respective performance obligations.

As a result of the Middle East Project, approximately $0.6 million and $0.5 million of costs incurred by the Company are recorded in prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022, respectively, and approximately $11.7 million and $11.2 million of other related costs incurred are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. Separately, deferred revenue of approximately $0.7 million and $0.6 million is recorded in deferred revenue as of March 31, 2023 and December 31, 2022, respectively, and approximately $14.5 million and $14.2 million of long-term deferred revenue is recorded in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively, related to the Middle East Project, which includes the $10.0 million nonrefundable payment previously discussed for each period.

As a result of the Middle East Services Agreements, approximately $2.0 million of costs incurred by the Company are recorded in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets as December 31, 2022. Separately, deferred revenue of approximately $0.9 million and $5.1 million is recorded in deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). There are no recent accounting pronouncements or recently implemented accounting standards that are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements or disclosures.

3. LOSS PER SHARE

Loss per share is computed as follows:

	For the Three Months Ended March 31,
	2023			2022
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic loss per share	$(16,467)	63,978	$(0.26)	$(8,987)	75,624	$(0.12)
Effect of dilutive incentive-based awards		—			—
Diluted loss per share	$(16,467)	63,978	$(0.26)	$(8,987)	75,624	$(0.12)

In accordance with the Earnings Per Share Topic of the Accounting Standards Codification (“ASC"), basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock awards). Unvested restricted stock awards are eligible to receive dividends, if any; however, dividend rights will be forfeited if the award does not vest. Accordingly, only vested shares of formerly restricted stock are included in the calculation of basic loss per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted loss per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 1,225,000 and 1,555,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three months ended March 31, 2023 and 2022, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods. Approximately 610,000 and 1,057,000 of the Company’s outstanding performance-vesting restricted stock awards as of March 31, 2023 and 2022, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted loss per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three months ended March 31, 2023 was 33.3% and differs from the effective statutory federal income tax rate of 21.0% primarily due to the tax benefit related to equity-based compensation which vested during the quarter. The Company’s consolidated effective tax rate for the three months ended March 31, 2022 was 41.4% and differs from the effective statutory federal income tax rate of 21.0% primarily due to the tax benefit related to equity-based compensation which vested during the quarter.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources. Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards. Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of March 31, 2023 and December 31, 2022, the Company’s valuation allowance consisted of approximately $4.6 million, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

The Inflation Reduction Act (“IRA”) of 2022 was signed into law on August 16, 2022. This legislation includes a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases among its key tax provisions effective for years beginning after December 31, 2022. The Company does not anticipate a material impact for either of these provisions.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2023 and December 31, 2022, consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Accrued interest	$13,347	$18,483
Accrued taxes	7,134	3,284
Self-insurance reserve	8,623	8,608
Other	16,731	16,539
Total other accrued liabilities	$45,835	$46,914

As of March 31, 2023 and December 31, 2022, other accrued liabilities above includes approximately $10.9 million related to certain contractual liabilities arising from the previously disclosed temporary COVID-19 park closures.

As of March 31, 2023 and December 31, 2022, accrued interest above primarily relates to interest associated with the Company’s first-priority senior secured notes issued in April 2020, for which interest is paid bi-annually in November and May and the senior notes issued in August 2021, for which interest is paid bi-annually in February and August. See further discussion in Note 6–Long-Term Debt.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt, net, as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
	(In thousands)
Term B Loans (effective interest rate of 7.88% and 7.44% at March 31, 2023 and December 31, 2022 respectively)	$1,182,000	$1,185,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	227,500	227,500
Total long-term debt	2,134,500	2,137,500
Less: unamortized discounts and debt issuance costs	(24,899)	(26,441)
Less: current maturities	(12,000)	(12,000)
Total long-term debt, net	$2,097,601	$2,099,059

On August 25, 2021, SEA entered into a Restatement Agreement (the “Restatement Agreement”) pursuant to which SEA amended and restated its existing senior secured credit agreement dated as of December 1, 2009 (as amended, restated, supplemented or otherwise modified from time to time, and the senior secured credit facilities thereunder (the “Existing Secured Credit Facilities”), and, as amended and restated by the Restatement Agreement (the “Amended and Restated Credit Agreement”).

The Amended and Restated Credit Agreement provides for senior secured financing of up to $1,585.0 million, consisting of:

(i)
a first lien term loan facility (the “Term Loan Facility” and the loans thereunder, the “Term B Loans”), in an aggregate principal amount of $1,200.0 million which was fully drawn on August 25, 2021. The Term Loan Facility will mature on August 25, 2028; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” (and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $385.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 25, 2026. On June 9, 2022, SEA entered into an incremental amendment to the Amended and Restated Credit Agreement to increase the revolving facility commitments under the Revolving Credit Facility by $5.0 million bringing the aggregate committed principal amount to $390.0 million as of such date.

Senior Secured Credit Facilities

Borrowings under the Term B Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest quoted in the print edition of the Wall Street Journal Money Rates Section as the prime rate as in effect from time to time and (c) one-month Adjusted LIBOR plus 1% per annum (provided that in no event shall such ABR rate with respect to the Term B Loans be less than 1.50% per annum) (“ABR”), in each case, plus an applicable margin of 2.00% or (ii) a LIBOR rate for the applicable interest period (provided that in no event shall such LIBOR rate with respect to the Term B Loans be less than 0.50% per annum) (“LIBOR”) plus an applicable margin of 3.00%.

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

As of March 31, 2023, SEA had approximately $18.4 million of outstanding letters of credit, leaving approximately $371.6 million available under the Revolving Credit Facility, which was not drawn upon as of March 31, 2023.

Senior Notes

On August 25, 2021, SEA completed a private offering of $725.0 million aggregate principal amount of 5.250% senior notes which mature on August 15, 2029 (the “Senior Notes”). Interest on the Senior Notes accrues at 5.250% per annum and is paid semi-annually, in arrears on February 15 and August 15 of each year.

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

The Revolving Credit Facility requires that the Company, subject to a testing threshold, comply on a quarterly basis with a maximum net first lien senior secured leverage ratio of 6.25 to 1.00. The testing threshold will be satisfied (and therefore the covenant must be complied with at the end of such quarter) if the aggregate amount of funded loans and issued letters of credit (excluding up to $30.0 million of undrawn letters of credit under the Revolving Credit Facility and letters of credit that are cash collateralized) under the Revolving Credit Facility on such date exceeds an amount equal to 35% of the then-outstanding commitments under the Revolving Credit Facility.

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of March 31, 2023, the net total leverage ratio as calculated under the Debt Agreements was 2.71 to 1.00.

As of March 31, 2023, SEA was in compliance with all covenants contained in the documents governing the Debt Agreements.

Long-term debt at March 31, 2023 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
Remainder of 2023	$9,000
2024	12,000
2025	239,500
2026	12,000
2027	12,000
Thereafter	1,850,000
Total	$2,134,500

Cash paid for interest relating to the Senior Secured Credit Facilities and the Senior Notes, net of amounts capitalized, as applicable, was $40.0 million and $27.6 million in the three months ended March 31, 2023 and 2022, respectively.

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

Of the Company’s long-term obligations as of March 31, 2023 and December 31, 2022, the Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes and Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value at March 31, 2023 and December 31, 2022. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of March 31, 2023.

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Liabilities:	(In thousands)
Long-term obligations (a)	$866,425	$1,182,000	$—	$2,048,425

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt, net, of $2.098 billion as of March 31, 2023.

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

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt, net, of $2.099 billion as of December 31, 2022.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “Licensing Agreement”). The Company had previously recorded the additional amount claimed but disputes the application and calculation of the additional payment. The amount accrued is the Company’s best estimate and, at this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material. On June 27, 2022, Sesame Workshop initiated arbitration pursuant to the License Agreement. Oral arguments for the parties’ positions were held before the arbitration panel during the week of March 6, 2023, and the parties are currently awaiting a decision from the panel. The Company intends to vigorously defend its position.

Other Lawsuits

In October 2018, the Company received a demand letter from attorneys representing certain former employees who claim that the terms of their respective separation agreements entitle them to certain favorable modifications made to certain performance-vesting restricted shares (the “Tranche 3 Shares”) issued under the Company’s 2013 Omnibus Incentive Plan (the “Plan”).

In November 2020, the Company filed in the Court of Chancery of the State of Delaware an action for declaratory judgment seeking a determination that the threatened claims of the former employees are time-barred and without merit. In response, the defendant former employees filed a motion to dismiss or in the alternative to stay and compel arbitration. The parties agreed to arbitrate whether the former employees’ claims are subject to arbitration. On October 21, 2021, the arbitrator determined that disputes related to the former employees’ claims for the vesting of the Tranche 3 Shares are governed by the forum selection clauses of the equity award amendments rather than the Company’s dispute resolution process and notice of the arbitrator’s decision was filed with the Court of Chancery. On August 10, 2022, the defendant former employees filed answers, affirmative defenses and counterclaims. On October 10, 2022, the Company filed motions for judgment on the pleadings and to dismiss the counterclaims. The defendant former employees opposed the motions, on November 17, 2022, and the Company filed its reply brief on December 22, 2022. Oral arguments for the parties’ motions and counterclaims were held before the Court of Chancery, on March 29, 2023. In terms of potential exposure, the value of the total shares at issue for these certain former employees depends largely upon the Company’s current share price, which fluctuates daily. Approximately 300,000 shares are at issue. The Company believes that the former employees’ claims are without merit and intends to defend vigorously its positions. While there can be no assurance regarding the ultimate outcome of this matter, the Company believes that any potential loss would not be material.

On July 27, 2022, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company captioned Quinton Burns individually and Next Friend of K.B., a minor v. SeaWorld Parks & Entertainment, Inc. and SeaWorld Parks & Entertainment LLC, Civil Case No. 2:22-cv-09941. The complaint states the putative class consists of Quinton Burns and K.B. Burns and similarly situated Black people. Plaintiffs then filed an amended complaint adding an additional seven adult and seven minor class representative plaintiffs in which they allege the class consists of themselves and similarly situated minority persons and also disclosed an additional 89 families and 125 children represented by Plaintiffs’ counsel who are allegedly members of the purported class (the "First Amended Complaint"). The First Amended Complaint alleges the Company engaged in disparate treatment of Class members based on their race and in so doing violated the Civil Rights Act of 1866 and Pennsylvania common law. The First Amended Complaint seeks compensatory and punitive damages and attorneys’ fees and costs as well declarative and injunctive relief. The parties are engaged in discovery. The Company has filed a motion to dismiss all counts. The Company has also filed a motion to strike certification of the class. The Company believes that the lawsuit is without merit and intends to defend the lawsuit vigorously. While there can be no assurance regarding the ultimate outcome of the litigation, the Company believes a potential loss, if any, would not be material.

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

License Commitments

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA has the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of March 31, 2023, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $25.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration" section above.

Anheuser-Busch, Incorporated ("ABI") has granted the Company a perpetual, exclusive, worldwide, royalty-free license to use the Busch Gardens trademark and certain related domain names in connection with the operation, marketing, promotion and advertising of certain of the Company’s theme parks, as well as in connection with the production, use, distribution and sale of merchandise sold in connection with such theme parks. Under the license, the Company is required to indemnify ABI against losses related to the use of the marks.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Equity compensation expense included in operating expenses	$534	$1,965
Equity compensation expense included in selling, general and administrative expenses	3,948	5,017
Total equity compensation expense	$4,482	$6,982

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 7.3 million shares are available for future issuance as of March 31, 2023.

Bonus Performance Restricted Units

The Company had an annual bonus plan for the fiscal year ended December 31, 2022 (“Fiscal 2022”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2022. Based on the Company’s actual Fiscal 2022 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 20,000 shares in the three months ended March 31, 2023 and the remaining unvested units forfeited in accordance with their terms.

Long-term Incentive Performance Restricted Awards

Subsequent to March 31, 2023, the Company approved long-term incentive plan awards for 2023 (the “2023 Long-Term Incentive Grant”) which will be granted later in the second quarter and will be comprised of nonqualified stock options (the “Long-Term Incentive Options”) and performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

Long-Term Incentive Options

The Long-Term Incentive Options will vest over three years, with one-third vesting on each anniversary of the date of grant, subject to continued employment through the applicable vesting date. Equity compensation expense for these options will be recognized for each tranche over the vesting period using the straight-line method. Upon stock option exercises, authorized but unissued shares will be issued by the Company.

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units are eligible to vest during the three-year performance period beginning on January 1, 2023 and ending on December 31, 2025 (or, extended through December 31, 2026, as applicable) (the “Performance Period”) based upon the Company’s achievement of specified performance goals during the Performance Period. The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 150% (for maximum performance). Upon achievement of at least the threshold performance goals, 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year performance test period. Performance for the test period must meet or exceed the prior year’s performance before up to the remaining 50% of the units can be earned.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other

During the three months ended March 31, 2023, a portion of the previously granted long-term incentive performance restricted units under the 2019 Long-Term Incentive Plan vested based on the Company’s actual Fiscal 2022 results. The remainder of the 2019 Long-Term Incentive Plan awards are eligible to vest in 2024.

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

10. STOCKHOLDERS’ DEFICIT

As of March 31, 2023, 96,496,784 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 32,376,539 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows) but excludes 1,214,561 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

Share Repurchase Programs

The Board had previously authorized a share repurchase program of up to $250.0 million of the Company’s common stock (the “Former Share Repurchase Program”). On March 10, 2022, the Board approved a replenishment to the Former Share Repurchase Program of $228.2 million, bringing the total amount authorized for future share repurchases back up to $250.0 million. During the three months ended March 31, 2022, the Company repurchased 1,535,427 shares for an aggregate total of approximately $109.9 million. As of March 31, 2023, there is no amount remaining under the Former Share Repurchase Program.

In August 2022, the Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”) of which approximately $56.4 million remained available as of March 31, 2023. Subsequent to March 31, 2023, the Company repurchased 235,000 shares for an aggregate total of approximately $13.9 million, leaving approximately $42.4 million remaining under the Share Repurchase Program as of May 4, 2023.

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

Introduction

The following discussion and analysis is intended to facilitate an understanding of our business and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The current condition of the overall labor market, including wage inflationary pressures and the challenging current operating environment has led to increased turnover throughout the company and challenges in meeting our staffing goals in certain parts of our operations. These staffing challenges have also led to wage pressures and less than optimal staffing levels, which have impacted and could continue to impact our ability to open some of our food and beverage and retail outlets, caused us to temporarily close some rides or attractions, and/or caused longer wait times in certain areas of our parks, which has and could continue to impact the guest experience. To address these items, we continue our efforts to recruit and retain talent, optimize staffing levels and focus on park operations from the guest perspective, among other initiatives. We have also been impacted by significant inflationary pressures (particularly relating to the costs for labor, goods, freight, services and capital projects), supply chain disruptions (which has, at times, impacted ride availability) and higher interest rates. We have heightened our focus on cost reduction and efficiency opportunities as well as incremental pricing and revenue opportunities to help offset cost pressures.

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

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•
Admission Per Capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix (including the impact of pass visitation rates), and the park attendance mix, among other factors. The admissions product mix, also referred to as the attendance or visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual/season passes or complimentary tickets/passes and can be impacted by the mix of guests, as domestic and international guests generally purchase higher admission per capita ticket products than our local guests. A higher mix of attendance from complimentary tickets/passes will lower admissions per capita. Pass visitation rates are the number of visits per pass. A higher number of visits per pass, including complimentary passes, would yield a lower admissions per capita as the revenue is recognized over more visits. The park attendance mix is defined as the mix of theme parks visited and can impact admission per capita based on the theme park’s respective pricing which, on average, is lower for our water parks compared to our other theme parks.
•
In-Park Per Capita Spending. We calculate in-park per capita spending as total food, merchandise and other revenue divided by total attendance. Food, merchandise and other revenue primarily consists of food and beverage, merchandise, retail, parking, other in-park products and service fees, and other miscellaneous revenue, including online transaction fees and revenue from our international agreements, not necessarily generated in our parks, which is not significant in the periods presented. In-park per capita spending is primarily driven by pricing, product offerings, the mix of guests (as domestic and international guests typically generate higher in-park per capita spending than local guests or pass holders), guest penetration levels (percentage of guests purchasing) and the mix of in-park spending, among other factors.

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

See the “Current Operating Environment” section for further details. For other factors affecting our costs and expenses, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because four of our theme parks were historically only open for a portion of the year. As a result, approximately two-thirds of our attendance and revenues were historically generated in the second and third quarters of the year and we generally incurred a net loss in the first quarter. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our eight theme parks which have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks could also impact attendance patterns.

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

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended March 31, 2023 and 2022. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The following table presents key operating and financial information for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,		Variance
	2023	2022	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$163,863	$150,862	$13,001	8.6%
Food, merchandise and other	129,483	119,831	9,652	8.1%
Total revenues	293,346	270,693	22,653	8.4%
Costs and expenses:
Cost of food, merchandise and other revenues	23,221	23,040	181	0.8%
Operating expenses (exclusive of depreciation and amortization shown separately below)	172,674	152,925	19,749	12.9%
Selling, general and administrative expenses	48,281	46,059	2,222	4.8%
Severance and other separation costs	4	30	(26)	(86.7%)
Depreciation and amortization	37,394	38,612	(1,218)	(3.2%)
Total costs and expenses	281,574	260,666	20,908	8.0%
Operating income	11,772	10,027	1,745	17.4%
Other expense (income), net	46	(12)	58	NM
Interest expense	36,401	25,370	11,031	43.5%
Loss before income taxes	(24,675)	(15,331)	(9,344)	(60.9%)
Benefit from income taxes	(8,208)	(6,344)	(1,864)	(29.4%)
Net Loss	$(16,467)	$(8,987)	$(7,480)	(83.2%)
Other data:
Attendance	3,378	3,403	(25)	(0.7%)
Total revenue per capita	$86.84	$79.54	$7.30	9.2%
Admission per capita	$48.51	$44.33	$4.18	9.4%
In-park per capita spending	$38.33	$35.21	$3.12	8.9%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended March 31, 2023 increased $13.0 million, or 8.6%, to $163.9 million as compared to $150.9 million for the three months ended March 31, 2022. The improvement was primarily a result of an increase in admissions per capita, partially offset by a decrease in attendance. Total attendance for the first quarter of 2023 decreased by approximately twenty-five thousand guests, or 0.7%, when compared to the prior year quarter. The decrease in attendance was primarily due to adverse weather across a number of our markets, particularly at our California parks, including during peak visitation periods. Attendance was also likely impacted unfavorably by the timing of new ride openings in 2023 compared with 2022. Admission per capita increased by 9.4% to $48.51 for the first quarter of 2023 compared to $44.33 in the prior year quarter, primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, along with the net impact of the admissions product mix when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2023 increased $9.7 million, or 8.1%, to $129.5 million as compared to $119.8 million for the three months ended March 31, 2022, as a result of an increase in revenue related to our international services agreements and an increase in in-park per capita spending, partially offset by a decrease in attendance, as discussed above. In-park per capita spending increased by 8.9% to $38.33 in the first quarter of 2023 compared to $35.21 in the first quarter of 2022. In park per capita spending improved primarily due to an increase in revenue related to our international services agreements and pricing initiatives when compared to the first quarter of 2022. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on our international services agreements.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2023 increased $0.2 million, or 0.8%, to $23.2 million as compared to $23.0 million for the three months ended March 31, 2022, primarily due to the increase in related revenue.

Operating expenses. Operating expenses for the three months ended March 31, 2023 increased $19.7 million, or 12.9%, to $172.7 million as compared to $152.9 million for the three months ended March 31, 2022. The increase in operating expenses is primarily due to an increase in costs associated with our international services agreements, increased labor-related costs due to more optimal staffing, and an increase in legal costs, including approximately $3.5 million related to the previously disclosed temporary COVID-19 park closures, partially offset by structural cost savings initiatives when compared to the first quarter of 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2023 increased $2.2 million, or 4.8%, to $48.3 million as compared to $46.1 million for the three months ended March 31, 2022. The increase in selling, general and administrative expenses is primarily due to a $3.6 million increase in third-party consulting costs, including approximately $1.7 million of non-recurring costs, partially offset by decreased marketing-related costs along with the impact of cost savings and efficiency initiatives.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2023 decreased $1.2 million, or 3.2%, to $37.4 million as compared to $38.6 million for the three months ended March 31, 2022. The decrease primarily relates to the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the three months ended March 31, 2023 increased $11.0 million, or 43.5%, to $36.4 million as compared to $25.4 million for the three months ended March 31, 2022. The increase primarily relates to increased interest rates on variable rate debt.

Benefit from income taxes. Benefit from income taxes in the three months ended March 31, 2023 was $8.2 million compared to $6.3 million for the three months ended March 31, 2022. Our consolidated effective tax rate was 33.3% for the three months ended March 31, 2023 compared to 41.4% for the three months ended March 31, 2022. The effective tax rate in the three months ended March 31, 2023 was primarily impacted by a tax benefit related to equity-based compensation which vested during the quarter. The effective tax rate in the three months ended March 31, 2022 was primarily impacted by a tax benefit related to equity-based compensation which vested during the quarter.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of March 31, 2023, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.5. We typically have operated with a working capital ratio of less than 1 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

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

Share Repurchases

See Note 10–Stockholders’ Deficit in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on our share repurchase programs.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$50,296	$70,794
Net cash used in investing activities	(69,758)	(35,110)
Net cash used in financing activities	(8,097)	(99,558)
Net decrease in cash and cash equivalents, including restricted cash	$(27,559)	$(63,874)

Cash Flows from Operating Activities

Net cash provided by operating activities was $50.3 million during the three months ended March 31, 2023 as compared to $70.8 million during the three months ended March 31, 2022. The change in net cash provided by operating activities was primarily impacted by increased interest payments.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the three months ended March 31, 2023 consisted of capital expenditures of $69.8 million largely related to future attractions. Net cash used in investing activities during the three months ended March 31, 2022 consisted of $35.1 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$56,268	$23,020
Expansion/ROI projects(b)	13,490	12,090
Capital expenditures, total	$69,758	$35,110

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

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 results primarily from payment of tax withholdings on equity-based compensation through shares withheld of $5.6 million. Net cash used in financing activities during the three months ended March 31, 2022 results primarily from share repurchases of $89.7 million and payment of tax withholdings on equity-based compensation through shares withheld of $7.7 million. See Note 10–Stockholders’ Deficit in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of March 31, 2023, our indebtedness consisted of senior secured credit facilities, 8.75% first-priority senior secured notes (the “First-Priority Senior Secured Notes”) and 5.25% senior notes (the “Senior Notes”).

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

As of March 31, 2023, our Senior Secured Credit Facilities consisted of $1.182 billion in Term B Loans which will mature in August 2028, along with a $390.0 million Revolving Credit Facility, which had no amounts outstanding as of March 31, 2023 and will mature in August 2026. As of March 31, 2023, SEA had approximately $18.4 million of outstanding letters of credit, leaving approximately $371.6 million available for borrowing under the Revolving Credit Facility.

Senior Notes and First-Priority Senior Secured Notes

As of March 31, 2023, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029 and $227.5 million in aggregate principal amount of First-Priority Senior Secured Notes, due on May 1, 2025.

Covenant Compliance

As of March 31, 2023, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details relating to our restrictive covenants.

Adjusted EBITDA

We define Adjusted EBITDA as net (loss) income plus (i) income tax (benefit) provision, (ii) loss on extinguishment of debt, (iii) interest expense, consent fees and similar financing costs, (iv) depreciation and amortization, (v) equity-based compensation expense, (vi) certain non-cash charges/credits including those related to asset disposals and self-insurance reserve adjustments, (vii) certain business optimization, development and strategic initiative costs, (viii) merger, acquisition, integration and certain investment costs, and (ix) other nonrecurring costs including incremental costs associated with the COVID-19 pandemic or similar unusual events.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net (loss) income for the periods indicated:

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES
UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended March 31,		Last Twelve Months Ended March 31,
	2023	2022	2023
	(Unaudited, in thousands)
Net (loss) income	$(16,467)	$(8,987)	$283,710
(Benefit from) provision for income taxes	(8,208)	(6,344)	97,019
Interest expense	36,401	25,370	128,532
Depreciation and amortization	37,394	38,612	151,402
Equity-based compensation expense (a)	5,205	7,877	17,085
Loss on impairment or disposal of assets and certain non-cash expenses (b)	3,667	4,604	13,281
Business optimization, development and strategic initiative costs (c)	9,425	3,604	25,667
Certain investment costs and other taxes	48	401	775
COVID-19 related incremental costs(d)	3,583	350	9,922
Other adjusting items	1,364	453	7,324
Adjusted EBITDA(e)	$72,412	$65,940	$734,717
Items added back to Covenant Adjusted EBITDA, as defined in the Debt Agreements:
Estimated cost savings (f)			23,300
Other adjustments as defined in the Debt Agreements (g)			9,342
Covenant Adjusted EBITDA (h)			$767,359

(a) Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b) Includes approximately $2.3 million, $3.9 million and $4.9 million related to non-cash self-insurance reserve adjustments for the three months ended March 31, 2023 and 2022 and twelve months ended March 31, 2023, respectively. For the three months ended March 31, 2023 and 2022 and for the twelve months ended March 31, 2023, also includes non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service.

(c) For the three and twelve months ended March 31, 2023, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $6.6 million and $14.1 million, respectively of other business optimization costs and strategic initiative costs; and (ii) $2.8 million and $10.5 million, respectively of third-party consulting costs. For the three months ended March 31, 2022, reflects business optimization, development and other strategic initiative costs primarily related to $2.2 million of third-party consulting costs.

(d) For the three and twelve months ended March 31, 2023, primarily reflects costs associated with certain legal matters related to the previously disclosed temporary COVID-19 park closures. For the three months ended March 31, 2022, primarily relates to incremental non-recurring costs associated with the COVID-19 pandemic.

(e) Adjusted EBITDA is defined as net (loss) income before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items as described above.

(f) Our Debt Agreements permit the calculation of certain covenants to be based on Covenant Adjusted EBITDA, as defined above, for the last twelve-month period further adjusted for net annualized estimated savings we expect to realize over the following 24-month period related to certain specified actions, including restructurings and cost savings initiatives. These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Debt Agreements and does not impact our reported GAAP net (loss) income.

(g) The Debt Agreements permit our calculation of certain covenants to be based on Covenant Adjusted EBITDA as defined above, for the last twelve-month period further adjusted for certain costs as permitted by the Debt Agreements including recruiting and retention expenses, public company compliance costs and litigation and arbitration costs, if any.

(h) Covenant Adjusted EBITDA is defined in the Debt Agreements as Adjusted EBITDA for the last twelve-month period further adjusted for net annualized estimated savings among other adjustments as described in footnotes (f) and (g) above.

Contractual Obligations

There have been no material changes to our contractual obligations as March 31, 2023 from those previously disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on March 1, 2023.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2023.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt. We have no interest rate swap agreements outstanding as of March 31, 2023. We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At March 31, 2023, approximately $1.2 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $390.0 million, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $15.7 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in LIBOR would increase our annual interest expense by approximately $11.8 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to a material weakness in our internal control over financial reporting which was initially disclosed as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the most recent quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those disclosed in the status update section.

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
•
Enhanced our evaluation of the control environment by increasing the frequency and further updating the scope of the fraud risk assessment.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A.to Part I of our Annual Report on Form 10-K, as filed on March 1, 2023, except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the first quarter of 2023. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2023	January 31, 2023	—	—	—	$56,372,461
February 1, 2023	February 28, 2023	—	—	—	56,372,461
March 1, 2023	March 31, 2023	86,914	$64.08	—	56,372,461
		86,914		—	$56,372,461

(1)
All other purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “Share Repurchase Program”) of which approximately $56.4 million remained available as of March 31, 2023. Subsequent to March 31, 2023, the Company repurchased 235,000 shares for an aggregate total of approximately $13.9 million, leaving approximately $42.4 million remaining under the Share Repurchase Program as of May 4, 2023.

Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of March 31, 2023. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1*†	Offer Letter of Employment, Agreed and Accepted the 25th day of January 2023, between SeaWorld Entertainment, Inc. and Jim Forrester

10.2*	Fourth Amended & Restated Stock Ownership Guidelines, adopted February 22, 2023

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)
Date: May 10, 2023	By: /s/ James W. Forrester, Jr.
James W. Forrester, Jr.
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 10, 2023	By: /s/ Shekufeh Shirazi Boyle
Shekufeh Shirazi Boyle
Chief Accounting Officer
(Principal Accounting Officer)