Form 10-Q
period 2023-06-30
SeaWorld Entertainment, Inc.
filed 2023-08-09
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The registrant had outstanding 63,971,380 shares of Common Stock, par value $0.01 per share as of August 3, 2023.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$146,746	$79,196
Accounts receivable, net	87,526	71,050
Inventories	60,079	55,190
Prepaid expenses and other current assets	34,569	28,260
Total current assets	328,920	233,696
Property and equipment, at cost	3,703,144	3,576,092
Accumulated depreciation	(1,922,198)	(1,869,413)
Property and equipment, net	1,780,946	1,706,679
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	128,638	130,479
Deferred tax assets, net	15,458	12,332
Other assets, net	27,989	19,323
Total assets	$2,505,229	$2,325,787
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$186,048	$159,947
Current maturities of long-term debt	12,000	12,000
Operating lease liabilities	3,379	3,387
Accrued salaries, wages and benefits	19,798	17,423
Deferred revenue	222,654	169,535
Other accrued liabilities	61,964	46,914
Total current liabilities	505,843	409,206
Long-term debt, net	2,096,137	2,099,059
Long-term operating lease liabilities	113,760	115,396
Deferred tax liabilities, net	117,149	96,627
Other liabilities	49,852	43,163
Total liabilities	2,882,741	2,763,451
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 96,582,649 and 96,287,771 shares issued at June 30, 2023 and December 31, 2022, respectively	966	963
Additional paid-in capital	713,659	710,151
Retained earnings	246,491	175,903
Treasury stock, at cost (32,611,539 and 32,376,539 shares at June 30, 2023 and December 31, 2022, respectively)	(1,338,628)	(1,324,681)
Total stockholders’ deficit	(377,512)	(437,664)
Total liabilities and stockholders’ deficit	$2,505,229	$2,325,787

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues:
Admissions	$269,894	$275,505	$433,757	$426,367
Food, merchandise and other	226,135	229,312	355,618	349,143
Total revenues	496,029	504,817	789,375	775,510
Costs and expenses:
Cost of food, merchandise and other revenues	38,210	41,518	61,431	64,558
Operating expenses (exclusive of depreciation and amortization shown separately below)	195,728	190,496	368,402	343,421
Selling, general and administrative expenses	68,166	56,158	116,447	102,217
Severance and other separation costs	656	83	660	113
Depreciation and amortization	37,831	38,551	75,225	77,163
Total costs and expenses	340,591	326,806	622,165	587,472
Operating income	155,438	178,011	167,210	188,038
Other (income) expense, net	(5)	(32)	41	(44)
Interest expense	36,954	26,810	73,355	52,180
Income before income taxes	118,489	151,233	93,814	135,902
Provision for income taxes	31,434	34,623	23,226	28,279
Net income	$87,055	$116,610	$70,588	$107,623
Earnings per share:
Earnings per share, basic	$1.36	$1.63	$1.10	$1.46
Earnings per share, diluted	$1.35	$1.62	$1.09	$1.45
Weighted average common shares outstanding:
Basic	63,932	71,686	63,955	73,623
Diluted	64,352	72,168	64,479	74,449

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2022	96,287,771	$963	$710,151	$175,903	$(1,324,681)	$(437,664)
Equity-based compensation	—	—	4,482	—	—	4,482
Vesting of restricted shares	273,134	3	(3)	—	—	—
Shares withheld for tax withholdings	(86,914)	(1)	(5,568)	—	—	(5,569)
Exercise of stock options	22,793	—	565	—	—	565
Net loss	—	—	—	(16,467)	—	(16,467)
Balance at March 31, 2023	96,496,784	965	709,627	159,436	(1,324,681)	(454,653)
Equity-based compensation	—	—	3,725	—	—	3,725
Vesting of restricted shares	53,735	—	—	—	—	—
Shares withheld for tax withholdings	(13,118)	—	(771)	—	—	(771)
Exercise of stock options	45,248	1	1,078	—	—	1,079
Repurchase of 235,000 shares of treasury stock, at cost	—	—	—	—	(13,947)	(13,947)
Net income	—	—	—	87,055	—	87,055
Balance at June 30, 2023	96,582,649	$966	$713,659	$246,491	$(1,338,628)	$(377,512)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2021	95,541,992	$955	$711,474	$(115,287)	$(631,058)	$(33,916)
Equity-based compensation	—	—	6,982	—	—	6,982
Vesting of restricted shares	361,403	4	(4)	—	—	—
Shares withheld for tax withholdings	(111,865)	(1)	(7,737)	—	—	(7,738)
Exercise of stock options	46,503	—	1,127	—	—	1,127
Repurchase of 1,535,427 shares of treasury stock, at cost	—	—	—	—	(109,905)	(109,905)
Net loss	—	—	—	(8,987)	—	(8,987)
Balance at March 31, 2022	95,838,033	958	711,842	(124,274)	(740,963)	(152,437)
Equity-based compensation	—	—	2,549	—	—	2,549
Vesting of restricted shares	545,819	6	(6)	—	—	—
Shares withheld for tax withholdings	(201,442)	(2)	(14,327)	—	—	(14,329)
Exercise of stock options	29,783	—	808	—	—	808
Repurchase of 6,341,755 shares of treasury stock, at cost	—	—	—	—	(354,652)	(354,652)
Net income	—	—	—	116,610	—	116,610
Balance at June 30, 2022	96,212,193	$962	$700,866	$(7,664)	$(1,095,615)	$(401,451)

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$70,588	$107,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,225	77,163
Amortization of debt issuance costs and discounts	3,078	3,130
Deferred income tax provision	17,397	26,530
Equity-based compensation	8,207	9,531
Other, including loss on sale or disposal of assets, net	13,425	8,539
Changes in assets and liabilities:
Accounts receivable	(22,415)	(9,690)
Inventories	(4,881)	(27,126)
Prepaid expenses and other current assets	(5,372)	(10,101)
Accounts payable and accrued expenses	13,925	34,902
Accrued salaries, wages and benefits	2,375	(5,737)
Deferred revenue	58,256	80,778
Other accrued liabilities	12,562	4,699
Right-of-use assets and operating lease liabilities	197	354
Other assets and liabilities	(7,666)	(961)
Net cash provided by operating activities	234,901	299,634
Cash Flows From Investing Activities:
Capital expenditures	(145,587)	(101,048)
Net cash used in investing activities	(145,587)	(101,048)
Cash Flows From Financing Activities:
Repayments of long-term debt	(6,000)	(6,000)
Proceeds from draws on revolving credit facility	20,000	—
Repayments of revolving credit facility	(20,000)	—
Purchase of treasury stock	(13,947)	(454,801)
Payment of tax withholdings on equity-based compensation through shares withheld	(6,340)	(22,067)
Exercise of stock options	1,644	1,935
Debt issuance costs	—	(469)
Other financing activities	(245)	(371)
Net cash used in financing activities	(24,888)	(481,773)
Change in Cash and Cash Equivalents, including Restricted Cash	64,426	(283,187)
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	82,320	444,486
Cash and Cash Equivalents, including Restricted Cash—End of period	$146,746	$161,299
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital expenditures in accounts payable	$53,080	$25,599
Right-of-use assets obtained in exchange for financing lease obligations	$1,770	$—
Treasury stock purchases not yet settled in other accrued liabilities	$—	$9,756

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include, but are not limited to, the accounting for self-insurance reserves, income taxes, revenue recognition and reviews for potential impairment of long-lived assets. Estimates are based on various factors including current and historical trends, as well as other pertinent company and industry data. The Company regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes. Actual results could differ from those estimates.

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

Restricted Cash

Restricted cash is recorded in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets. Restricted cash as of December 31, 2022 consists primarily of advanced funds for which costs had yet to be incurred related to the Company’s international services agreements, as discussed in the “International Agreements” section which follows.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$146,746	$79,196
Restricted cash, included in prepaid expenses and other current assets	—	3,124
Total cash, cash equivalents and restricted cash	$146,746	$82,320

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at June 30, 2023 and December 31, 2022 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At June 30, 2023 and December 31, 2022, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(In thousands)
Deferred revenue, including long-term portion	$237,593	$183,772
Less: Deferred revenue, long-term portion, included in other liabilities	14,939	14,237
Deferred revenue, short-term portion	$222,654	$169,535

The Company estimates approximately $129.3 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2022 was recognized as revenue during the six months ended June 30, 2023. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

International Agreements

The Company has previously received $10.0 million in deferred revenue which is recorded in other liabilities related to a nonrefundable payment received from a partner in connection with a project in the Middle East to provide certain services pertaining to the planning and design of SeaWorld Abu Dhabi, a marine life theme park on Yas Island which opened in May 2023 (the “Middle East Project”), with funding received expected to offset internal expenses. The Company also received additional funds, some of which were advanced, from its partner related to agreed-upon services and reimbursements of costs incurred by the Company on behalf of the Middle East Project (the “Middle East Services Agreements”).

Revenue and expenses associated with the Middle East Project began to be recognized when substantially all the services were complete which occurred when SeaWorld Abu Dhabi opened. Revenue and expenses associated with the Middle East Services Agreements will be recognized upon completion of the respective performance obligations.

As a result of the Middle East Project, approximately $0.6 million and $0.5 million of costs incurred by the Company are recorded in prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022, respectively, and approximately $12.1 million and $11.2 million of other related costs incurred are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. Separately, deferred revenue of approximately $0.8 million and $0.6 million is recorded in deferred revenue as of June 30, 2023 and December 31, 2022, respectively, and approximately $14.6 million and $14.2 million of long-term deferred revenue is recorded in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively, related to the Middle East Project, which includes the $10.0 million nonrefundable payment previously discussed for each period.

As a result of the Middle East Services Agreements, approximately $2.0 million of costs incurred by the Company are recorded in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2022. Separately, deferred revenue of approximately $5.1 million is recorded in deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2022.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”). There are no recent accounting pronouncements or recently implemented accounting standards that are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements or disclosures.

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	For the Three Months Ended June 30,
	2023			2022
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$87,055	63,932	$1.36	$116,610	71,686	$1.63
Effect of dilutive incentive-based awards		420			482
Diluted earnings per share	$87,055	64,352	$1.35	$116,610	72,168	$1.62

	For the Six Months Ended June 30,
	2023			2022
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$70,588	63,955	$1.10	$107,623	73,623	$1.46
Effect of dilutive incentive-based awards		524			826
Diluted earnings per share	$70,588	64,479	$1.09	$107,623	74,449	$1.45

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the Earnings Per Share Topic of the Accounting Standards Codification (“ASC"), basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock awards). Unvested restricted stock awards are eligible to receive dividends, if any; however, dividend rights will be forfeited if the award does not vest. Accordingly, only vested shares of formerly restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the three and six months ended June 30, 2023, there were approximately 452,000 and 390,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and six months ended June 30, 2022, there were approximately 269,000 and 204,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 816,000 and 994,000 as of June 30, 2023 and 2022, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2023 was 26.5% and 24.8%, respectively, and for the three months ended June 30, 2022 was 22.9%. The Company’s effective tax rates over these periods differ from the effective statutory federal income tax rate of 21.0% primarily due to state income taxes and other compensation related items, partially offset by a tax benefit related to equity-based compensation which vested during the period. The Company’s consolidated effective tax rate for the six months ended June 30, 2022 was 20.8% and differs from the effective statutory federal income tax rate of 21.0% primarily due to a tax benefit related to equity-based compensation which vested during the period, partially offset by state income taxes and other compensation related items.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources. Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards. Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of June 30, 2023 and December 31, 2022, the Company’s valuation allowance consisted of approximately $4.8 million and $4.6 million, respectively, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards.

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

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2023 and December 31, 2022, consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Accrued interest	$17,915	$18,483
Accrued taxes	12,696	3,284
Self-insurance reserve	10,537	8,608
Other	20,816	16,539
Total other accrued liabilities	$61,964	$46,914

As of June 30, 2023 and December 31, 2022, other accrued liabilities above includes approximately $14.5 million and $10.9 million, respectively, related to certain contractual liabilities arising from the previously disclosed temporary COVID-19 park closures.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023 and December 31, 2022, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August and the first-priority senior secured notes issued in April 2020, for which interest is paid bi-annually in November and May. See further discussion in Note 6–Long-Term Debt.

6. LONG-TERM DEBT

Long-term debt, net, as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
	(In thousands)
Term B Loans (effective interest rate of 8.25% and 7.44% at June 30, 2023 and December 31, 2022, respectively)	$1,179,000	$1,185,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	227,500	227,500
Total long-term debt	2,131,500	2,137,500
Less: unamortized discounts and debt issuance costs	(23,363)	(26,441)
Less: current maturities	(12,000)	(12,000)
Total long-term debt, net	$2,096,137	$2,099,059

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

On June 12, 2023, the Company amended the Amended and Restated Credit Agreement to replace the LIBOR-based benchmark rates with Term SOFR-based benchmark rates plus credit spread adjustments of 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively, due to reference rate reform (“Adjusted Term SOFR”). The Term SOFR-based benchmark rate will become effective as of July 1, 2023. There were no changes to any material terms of the Amended and Restated Credit Agreement that were unrelated to the replacement of the LIBOR-based benchmark rates.

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

Senior Secured Credit Facilities

Borrowings under the Term B Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest quoted in the print edition of the Wall Street Journal Money Rates Section as the prime rate as in effect from time to time and (c) one-month Adjusted Term SOFR plus 1% per annum (provided that in no event shall such ABR rate with respect to the Term B Loans be less than 1.50% per annum) (“ABR”), in each case, plus an applicable margin of 2.00% or (ii) an Adjusted Term SOFR rate for the applicable interest period (provided that in no event shall such Adjusted Term SOFR rate with respect to the Term B Loans be less than 0.50% per annum) plus an applicable margin of 3.00%.

Borrowings under the Revolving Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) ABR (provided that in no event shall such ABR rate with respect to the Revolving Loans be less than 1.00% per annum) plus an applicable margin equal to 1.75% or (ii) Adjusted Term SOFR (provided that in no event shall such Adjusted Term SOFR rate with respect to the Revolving Loans be less than 0.00%) plus an applicable margin of 2.75%. The applicable margin for borrowings of Revolving Loans are subject to one 25 basis point step-down upon achievement by the Company of certain corporate credit ratings.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to paying interest on the outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee equal to 0.50% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The Company will also be required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for Adjusted Term SOFR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.

The Senior Secured Credit Facilities require scheduled amortization payments on the term loans in quarterly amounts equal to 0.25% of the original principal amount of the Term B Loans, payable quarterly, with the balance to be paid at maturity.

In addition, the Senior Secured Credit Facilities require the Company to prepay outstanding term loan borrowings, subject to certain exceptions, with:

-
50% (which percentage will be reduced to 25% and 0% if the Company satisfies certain net first lien leverage ratios) of annual excess cash flow, as defined under the Senior Secured Credit Facilities;
-
100% (which percentage will be reduced to 50% and 0% if the Company satisfies certain net first lien leverage ratios) of the net cash proceeds of all non-ordinary course asset sales or other non-ordinary course dispositions of property, in each case subject to certain exceptions and reinvestment rights;
-
100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Senior Secured Credit Facilities.

The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to Adjusted Term SOFR rate loans.

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

As of June 30, 2023, SEA had approximately $18.4 million of outstanding letters of credit, leaving approximately $371.6 million available under the Revolving Credit Facility, which was not drawn upon as of June 30, 2023.

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

Subsequent Events

On August 1, 2023, the Company launched an opportunistic repricing amendment for its existing first lien term loan facility (the “Term Loan Facility”) under that certain Amended and Restated Credit Agreement, dated as of August 25, 2021 (and as amended on June 9, 2022 and June 12, 2023), among the Company, SeaWorld Parks & Entertainment, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to, among other things, reprice the existing Term Loan Facility thereunder. The Company subsequently canceled the opportunistic repricing due to unfavorable market conditions unrelated to the Company.

On August 1, 2023, SEA issued a conditional notice of redemption (the “Redemption Notice”) for all of the $227.5 million aggregate principal amount of the First-Priority Senior Secured Notes, that remain outstanding as of the date thereof. The Redemption Notice states that, upon satisfaction of certain conditions as set forth therein, $227.5 million aggregate principal amount of the First-Priority Senior Secured Notes will be redeemed on August 31, 2023 (the “Redemption Date”) at a price equal to the sum of (i) 102.188% of the principal amount of the First-Priority Senior Secured Notes to be redeemed, plus (ii) accrued and unpaid interest, if any, to, but excluding, the Redemption Date. The redemption pursuant to the Redemption Notice is conditioned on the completion of a financing, which may be in the form of notes, loans or other securities, or a combination thereof, on or prior to the Redemption Date, by the Company and/or SEA on terms satisfactory to the Company and/or SEA, as applicable, and in an aggregate principal amount satisfactory to the Company and/or SEA as the case may be.

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

The Revolving Credit Facility requires that the Company, subject to a testing threshold, comply on a quarterly basis with a maximum net first lien leverage ratio of 6.25 to 1.00. The testing threshold will be satisfied (and therefore the covenant must be complied with at the end of such quarter) if the aggregate amount of funded loans and issued letters of credit (excluding up to $30.0 million of undrawn letters of credit under the Revolving Credit Facility and letters of credit that are cash collateralized) under the Revolving Credit Facility on such date exceeds an amount equal to 35% of the then-outstanding commitments under the Revolving Credit Facility.

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of June 30, 2023, the net total leverage ratio as calculated under the Debt Agreements was 2.61 to 1.00.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt at June 30, 2023 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31:	(In thousands)
Remainder of 2023	$6,000
2024	12,000
2025	239,500
2026	12,000
2027	12,000
Thereafter	1,850,000
Total	$2,131,500

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $71.6 million and $48.6 million in the six months ended June 30, 2023 and 2022, respectively.

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

Of the Company’s long-term obligations as of June 30, 2023 and December 31, 2022, the Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes and Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value at June 30, 2023 and December 31, 2022. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of June 30, 2023.

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2023
	(In thousands)
Long-term obligations (a)	$880,356	$1,179,000	$—	$2,059,356

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt, net, of $2.096 billion as of June 30, 2023.

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

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “Licensing Agreement”). The Company had previously accrued for the additional amount claimed in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2022. On June 27, 2022, pursuant to the License Agreement, Sesame Workshop initiated arbitration seeking a finding that its calculation of the amount of the 2021 royalty payment was correct. Sesame Workshop did not seek any modification or termination of the Licensing Agreement in the arbitration. The arbitration panel made an award on May 22, 2023 to Sesame Workshop for royalties, interest on the award, arbitration fees and expenses, which amounts are accrued for in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2023. The Company is weighing legal options and may appeal the ruling. At this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material.

Other Lawsuits

In October 2018, the Company received a demand letter from attorneys representing certain former employees who claim that the terms of their respective separation agreements entitle them to certain favorable modifications made to certain performance-vesting restricted shares (the “Tranche 3 Shares”) issued under the Company’s 2013 Omnibus Incentive Plan (the “Plan”).

In November 2020, the Company filed in the Court of Chancery of the State of Delaware an action for declaratory judgment seeking a determination that the threatened claims of the former employees are time-barred and without merit. In response, the defendant former employees filed a motion to dismiss or in the alternative to stay and compel arbitration. After an arbitration process agreed to by the parties determined that the claims were not subject to arbitration. On August 10, 2022, the defendant former employees filed answers, affirmative defenses and counterclaims. On October 10, 2022, the Company filed motions for judgment on the pleadings and to dismiss the counterclaims. The defendant former employees opposed the motions and oral arguments for the parties’ motions and counterclaims were held before the Court of Chancery, on March 29, 2023. On May 26, 2023, the Court of Chancery granted the Company’s motion for judgment on the pleadings and dismissed with prejudice the defendant former employees’ counterclaims. The defendant former employees filed a notice of appeal on June 21, 2023. In terms of potential exposure, the value of the total shares at issue for these certain former employees depends largely upon the Company’s current share price, which fluctuates daily. Approximately 300,000 shares are at issue. The Company believes that the former employees’ claims are without merit and intends to defend vigorously its positions. While there can be no assurance regarding the ultimate outcome of this matter, the Company believes that any potential loss would not be material.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 27, 2022, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company captioned Quinton Burns individually and Next Friend of K.B., a minor v. SeaWorld Parks & Entertainment, Inc. and SeaWorld Parks & Entertainment LLC, Civil Case No. 2:22-cv-09941. The complaint states the putative class consists of Quinton Burns and K.B. Burns and similarly situated Black people. Plaintiffs then filed an amended complaint adding an additional seven adult and seven minor class representative plaintiffs in which they allege the class consists of themselves and similarly situated minority persons and also disclosed an additional 89 families and 125 children represented by Plaintiffs’ counsel who are allegedly members of the purported class (the "First Amended Complaint"). The First Amended Complaint alleges the Company engaged in disparate treatment of class members based on their race and in so doing violated the Civil Rights Act of 1866 and Pennsylvania common law. The First Amended Complaint seeks compensatory and punitive damages and attorneys’ fees and costs as well declarative and injunctive relief. The Company filed a motion to dismiss all counts and a motion to strike certification of the class. The Court granted the motion to dismiss with prejudice as to the negligent training and hiring claims, without prejudice as to the negligent supervising claim, and denied the motion as to the 42 USC 1981 and negligence per se claims. Regarding the motion to strike class certification, the Court denied the motion on the grounds it is premature. The Company intends to refile the motion to strike class certification if and when the Plaintiffs file a motion to certify the class. The Company believes that the lawsuit is without merit and intends to defend it vigorously. While there can be no assurance regarding the ultimate outcome of the litigation, the Company believes a potential loss, if any, would not be material.

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

In addition to the matters discussed above, from time to time, various parties also bring other lawsuits against the Company. Matters where an unfavorable outcome to the Company is probable and which can be reasonably estimated are accrued. Such accruals, which are not material for any period presented, are based on information known about the matters, the Company’s estimate of the outcomes of such matters, and the Company’s experience in contesting, litigating and settling similar matters. Matters that are considered reasonably possible to result in a material loss are not accrued for, but an estimate of the possible loss or range of loss is disclosed, if such amount or range can be determined. At this time, management does not expect any such known claims, legal proceedings or regulatory matters to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

License Commitments

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA has the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of June 30, 2023, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $25.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration" section above.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Equity compensation expense included in operating expenses	$10	$689	$544	$2,654
Equity compensation expense included in selling, general and administrative expenses	3,715	1,860	7,663	6,877
Total equity compensation expense	$3,725	$2,549	$8,207	$9,531

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 6.9 million shares are available for future issuance as of June 30, 2023.

Bonus Performance Restricted Units

Subsequent to June 30, 2023, the Company approved performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2023 (the “2023 Bonus Plan”), which the Company anticipates will be granted later in the third quarter. The 2023 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, as defined by the 2023 Bonus Plan, with respect to the year ended December 31, 2023 (“Fiscal 2023”). The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2023 which ranges from 0% (if below threshold performance), to 100% (if at target performance) with opportunities to earn above 100% when achievement is above the target performance for certain metrics.

The Company had an annual bonus plan for the fiscal year ended December 31, 2022 (“Fiscal 2022”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2022. Based on the Company’s actual Fiscal 2022 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 20,000 shares in the six months ended June 30, 2023 and the remaining unvested units forfeited in accordance with their terms.

Long-term Incentive Performance Restricted Awards

During the six months ended June 30, 2023, the Company granted long-term incentive plan awards for 2023 (the “2023 Long-Term Incentive Grant”) which were comprised of approximately 65,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 240,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

Other

During the six months ended June 30, 2023, a portion of the previously granted long-term incentive performance restricted units under the 2019 Long-Term Incentive Plan vested based on the Company’s actual Fiscal 2022 results. The remainder of the 2019 Long-Term Incentive Plan awards are eligible to vest in 2024.

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

10. STOCKHOLDERS’ DEFICIT

As of June 30, 2023, 96,582,649 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 32,611,539 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows) but excludes 1,422,593 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

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

In August 2022, the Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, during the year ended December 31, 2022, the Company repurchased 3,774,659 shares for an aggregate total of approximately $193.6 million. During the six months ended June 30, 2023, the Company repurchased 235,000 shares for an aggregate total of approximately $13.9 million, leaving approximately $42.4 million available as of June 30, 2023.

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

We are seeing a return to more normalized staffing levels, but wage pressures and labor availability challenges remain for some positions which could impact operations and the guest experience. We remain committed to our efforts to recruit and retain strong talent as a key to our success. We have also been impacted by higher interest rates and supply chain disruptions (which has, at times, impacted ride availability). We have heightened our focus on cost reduction and efficiency opportunities, including optimized labor deployment, as well as incremental pricing and revenue opportunities.

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

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended June 30, 2023 and 2022. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

The following table presents key operating and financial information for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,		Variance
	2023	2022	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$269,894	$275,505	$(5,611)	(2.0%)
Food, merchandise and other	226,135	229,312	(3,177)	(1.4%)
Total revenues	496,029	504,817	(8,788)	(1.7%)
Costs and expenses:
Cost of food, merchandise and other revenues	38,210	41,518	(3,308)	(8.0%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	195,728	190,496	5,232	2.7%
Selling, general and administrative expenses	68,166	56,158	12,008	21.4%
Severance and other separation costs	656	83	573	NM
Depreciation and amortization	37,831	38,551	(720)	(1.9%)
Total costs and expenses	340,591	326,806	13,785	4.2%
Operating income	155,438	178,011	(22,573)	(12.7%)
Other income, net	(5)	(32)	27	84.4%
Interest expense	36,954	26,810	10,144	37.8%
Income before income taxes	118,489	151,233	(32,744)	(21.7%)
Provision for income taxes	31,434	34,623	(3,189)	(9.2%)
Net income	$87,055	$116,610	$(29,555)	(25.3%)
Other data:
Attendance	6,139	6,264	(125)	(2.0%)
Total revenue per capita	$80.80	$80.59	$0.21	0.3%
Admission per capita	$43.96	$43.98	$(0.02)	(0.0%)
In-park per capita spending	$36.84	$36.61	$0.23	0.6%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended June 30, 2023 decreased $5.6 million, or 2.0%, to $269.9 million as compared to $275.5 million for the three months ended June 30, 2022. The decline was largely a result of a decrease in attendance. Total attendance for the second quarter of 2023 decreased by approximately 125 thousand guests, or 2.0%, when compared to the prior year quarter. The decrease in attendance was primarily due to significantly adverse weather, including some combination of unusually hot and cold weather, rain and / or the fall-out from Canadian wildfires, across most of our markets, including during peak visitation periods. Admission per capita decreased by $0.02 to $43.96 for the second quarter of 2023 compared to $43.98 in the prior year quarter, primarily due to the net impact of the admissions product mix, partially offset by the realization of higher prices in our admission products resulting from our strategic pricing efforts when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2023 decreased $3.2 million, or 1.4%, to $226.1 million as compared to $229.3 million for the three months ended June 30, 2022, as a result of a decrease in attendance, as discussed above, partially offset by an increase in in-park per capita spending. In-park per capita spending increased by 0.6% to $36.84 in the second quarter of 2023 compared to $36.61 in the second quarter of 2022. In park per capita spending improved primarily due to pricing initiatives when compared to the second quarter of 2022. In-park per capita spending was impacted negatively by factors including weather, closures and disruption related to construction delays at certain in park locations.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2023 decreased $3.3 million, or 8.0%, to $38.2 million as compared to $41.5 million for the three months ended June 30, 2022, primarily due to a decrease in related revenue along with decreased freight costs.

Operating expenses. Operating expenses for the three months ended June 30, 2023 increased $5.2 million, or 2.7%, to $195.7 million as compared to $190.5 million for the three months ended June 30, 2022. The increase in operating expenses is primarily due to non-cash increases in self-insurance reserve adjustments and an increase in nonrecurring contractual liabilities and legal costs resulting from the previously disclosed temporary COVID-19 park closures, partially offset by the impact of implemented structural cost savings initiatives when compared to the second quarter of 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2023 increased $12.0 million, or 21.4%, to $68.2 million as compared to $56.2 million for the three months ended June 30, 2022. The increase in selling, general and administrative expenses is primarily due to a $7.1 million increase in non-recurring third-party consulting costs for strategic initiatives along with an increase in marketing costs, partially offset by the impact of implemented cost savings and efficiency initiatives when compared to the second quarter of 2022.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2023 decreased $0.7 million, or 1.9%, to $37.8 million as compared to $38.6 million for the three months ended June 30, 2022. The decrease primarily relates to the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the three months ended June 30, 2023 increased $10.1 million, or 37.8%, to $37.0 million as compared to $26.8 million for the three months ended June 30, 2022. The increase primarily relates to increased interest rates on variable rate debt.

Provision for income taxes. Provision for income taxes in the three months ended June 30, 2023 was $31.4 million compared to $34.6 million for the three months ended June 30, 2022. Our consolidated effective tax rate was 26.5% for the three months ended June 30, 2023 compared to 22.9% for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 and 2022 was primarily impacted due to state income taxes and other compensation related items, partially offset by a tax benefit related to equity-based compensation which vested during the period.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table presents key operating and financial information for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,		Variance
	2023	2022	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$433,757	$426,367	$7,390	1.7%
Food, merchandise and other	355,618	349,143	6,475	1.9%
Total revenues	789,375	775,510	13,865	1.8%
Costs and expenses:
Cost of food, merchandise and other revenues	61,431	64,558	(3,127)	(4.8%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	368,402	343,421	24,981	7.3%
Selling, general and administrative expenses	116,447	102,217	14,230	13.9%
Severance and other separation costs	660	113	547	NM
Depreciation and amortization	75,225	77,163	(1,938)	(2.5%)
Total costs and expenses	622,165	587,472	34,693	5.9%
Operating income	167,210	188,038	(20,828)	(11.1%)
Other expense (income), net	41	(44)	85	NM
Interest expense	73,355	52,180	21,175	40.6%
Income before income taxes	93,814	135,902	(42,088)	(31.0%)
Provision for income taxes	23,226	28,279	(5,053)	(17.9%)
Net income	$70,588	$107,623	$(37,035)	(34.4%)
Other data:
Attendance	9,517	9,666	(149)	(1.5%)
Total revenue per capita	$82.94	$80.23	$2.71	3.4%
Admission per capita	$45.57	$44.11	$1.46	3.3%
In-park per capita spending	$37.37	$36.12	$1.25	3.5%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the six months ended June 30, 2023 increased $7.4 million, or 1.7%, to $433.8 million as compared to $426.4 million for the six months ended June 30, 2022. The improvement was a result of an increase in admissions per capita, partially offset by a decrease in attendance. Total attendance for the first six months of 2023 decreased by approximately 149 thousand guests, or 1.5%, when compared to the first six months of 2022. The decrease in attendance was primarily due to significantly adverse weather, including some combination of unusually hot and cold weather, rain and / or the fall-out from Canadian wildfires, across most of our markets, including during peak visitation periods. Admission per capita increased by 3.3% to $45.57 for the six months ended June 30, 2023 compared to $44.11 for the six months ended June 30, 2022, primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, which was partially offset by the impact of the admissions product mix when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2023 increased $6.5 million, or 1.9%, to $355.6 million as compared to $349.1 million for the six months ended June 30, 2022 as a result of an increase in revenue related to our international services agreements and an increase in in-park per capita spending, partially offset by a decrease in attendance, as discussed above. In-park per capita spending increased by 3.5% to $37.37 for the six months ended June 30, 2023 compared to $36.12 for the six months ended June 30, 2022. In park per capita spending improved primarily due to pricing initiatives and an increase in revenue related to our international services agreements when compared to the first six months of 2022 partially offset by factors including weather, closures and disruption related to construction delays at certain in park locations. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on our international agreements.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2023 decreased $3.1 million, or 4.8%, to $61.4 million as compared to $64.6 million for the six months ended June 30, 2022, primarily due to decreased freight costs.

Operating expenses. Operating expenses for the six months ended June 30, 2023 increased by $25.0 million, or 7.3%, to $368.4 million as compared to $343.4 million for the six months ended June 30, 2022. The increase in operating expenses is primarily due to an increase in nonrecurring legal costs and contractual liabilities resulting from the previously disclosed temporary COVID-19 park closures, increased labor-related costs primarily due to more normalized staffing levels and an increase in costs associated with our international services agreements, partially offset by the impact of implemented structural cost savings initiatives when compared to the first six months of 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2023 increased $14.2 million, or 13.9%, to $116.4 million as compared to $102.2 million for the six months ended June 30, 2022. The increase in selling, general and administrative expenses is primarily due to a $10.7 million increase in third-party consulting costs, including approximately $8.8 million of nonrecurring costs for strategic initiatives, partially offset by the impact of implemented cost savings and efficiency initiatives when compared to the first six months of 2022.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2023 decreased $1.9 million, or 2.5%, to $75.2 million as compared to $77.2 million for the six months ended June 30, 2022. The decrease primarily relates to the impact of asset retirements and fully depreciated assets, partially offset by new asset additions.

Interest expense. Interest expense for the six months ended June 30, 2023 increased $21.2 million, or 40.6%, to $73.4 million as compared to $52.2 million for the six months ended June 30, 2022. The increase primarily relates to increased interest rates on variable rate debt.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2023 was $23.2 million compared to $28.3 million for the six months ended June 30, 2022. Our consolidated effective tax rate was 24.8% for the six months ended June 30, 2023 compared to 20.8% for the six months ended June 30, 2022. The effective tax rate in the six months ended June 30, 2023 was primarily impacted by state income taxes and other compensation related items, partially offset by a tax benefit related to equity-based compensation which vested during the period. The effective tax rate in the six months ended June 30, 2022 was primarily impacted by a tax benefit related to equity-based compensation which vested during the period, partially offset by state income taxes and other compensation related items. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of June 30, 2023, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.7. We typically have operated with a working capital ratio of less than 1 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2023	2022
	(Unaudited, in thousands)
Net cash provided by operating activities	$234,901	$299,634
Net cash used in investing activities	(145,587)	(101,048)
Net cash used in financing activities	(24,888)	(481,773)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$64,426	$(283,187)

Cash Flows from Operating Activities

Net cash provided by operating activities was $234.9 million during the six months ended June 30, 2023 as compared to $299.6 million during the six months ended June 30, 2022. The change in net cash provided by operating activities was significantly impacted by a $23.0 million increase in cash interest payments.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the six months ended June 30, 2023 consisted of capital expenditures of $145.6 million largely related to future attractions. Net cash used in investing activities during the six months ended June 30, 2022 consisted of $101.0 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Six Months Ended June 30,
	2023	2022
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$105,479	$67,606
Expansion/ROI projects(b)	40,108	33,442
Capital expenditures, total	$145,587	$101,048

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

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 results primarily from share repurchases of $13.9 million and payment of tax withholdings on equity-based compensation through shares withheld of $6.3 million. Net cash used in financing activities during the six months ended June 30, 2022 results primarily from share repurchases of $454.8 million and payment of tax withholdings on equity-based compensation through shares withheld of $22.1 million. See Note 10–Stockholders’ Deficit in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of June 30, 2023, our indebtedness consisted of senior secured credit facilities, 8.75% first-priority senior secured notes (the “First-Priority Senior Secured Notes”) and 5.25% senior notes (the “Senior Notes”).

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

As of June 30, 2023, our Senior Secured Credit Facilities consisted of $1.179 billion in Term B Loans which will mature in August 2028, along with a $390.0 million Revolving Credit Facility, which had no amounts outstanding as of June 30, 2023 and will mature in August 2026. As of June 30, 2023, SEA had approximately $18.4 million of outstanding letters of credit, leaving approximately $371.6 million available for borrowing under the Revolving Credit Facility.

Senior Notes and First-Priority Senior Secured Notes

As of June 30, 2023, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029 and $227.5 million in aggregate principal amount of First-Priority Senior Secured Notes, due on May 1, 2025.

Covenant Compliance

As of June 30, 2023, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details relating to our restrictive covenants.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus (i) income tax (benefit) provision, (ii) loss on extinguishment of debt, (iii) interest expense, consent fees and similar financing costs, (iv) depreciation and amortization, (v) equity-based compensation expense, (vi) certain non-cash charges/credits including those related to asset disposals and self-insurance reserve adjustments, (vii) certain business optimization, development and strategic initiative costs, (viii) merger, acquisition, integration and certain investment costs, and (ix) other nonrecurring costs including incremental costs associated with the COVID-19 pandemic or similar unusual events.

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

Adjusted EBITDA and Covenant Adjusted EBITDA are not recognized terms under U.S. generally accepted accounting principles (“GAAP”), should not be considered in isolation or as a substitute for a measure of our financial performance prepared in accordance with GAAP and are not indicative of income or loss from operations as determined under GAAP. Adjusted EBITDA, Covenant Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate our financial performance. Adjusted EBITDA and Covenant Adjusted EBITDA as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation.

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2023	2022	2023	2022	2023
	(Unaudited, in thousands)
Net income	$87,055	$116,610	$70,588	$107,623	$254,155
Provision for income taxes	31,434	34,623	23,226	28,279	93,830
Interest expense	36,954	26,810	73,355	52,180	138,676
Depreciation and amortization	37,831	38,551	75,225	77,163	150,682
Equity-based compensation expense (a)	3,866	3,205	9,071	11,082	17,746
Loss on impairment or disposal of assets and certain non-cash expenses(b)	10,595	4,411	14,262	9,015	19,465
Business optimization, development and strategic initiative costs (c)	12,104	5,790	21,529	9,394	31,981
Certain investment costs and other taxes	114	599	162	1,000	290
COVID-19 related incremental costs (d)	4,085	623	7,668	973	13,384
Other adjusting items (e)	209	3,224	1,573	3,677	4,309
Adjusted EBITDA (f)	$224,247	$234,446	$296,659	$300,386	$724,518
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (g)					27,800
Other adjustments as defined in the Debt Agreements (h)					7,799
Covenant Adjusted EBITDA (i)					$760,117

(a) Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b) Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals including asset write-offs and costs related to certain rides and equipment which were removed from service. Includes non-cash self-insurance reserve adjustments of approximately $4.7 million, $7.0 million and $9.6 million for the three, six, and twelve months ended June 30, 2023, respectively, and approximately $3.9 million for the six months ended June 30, 2022.

(c) Reflects business optimization, development and other strategic initiative costs primarily related to: (i) $11.2 million, $14.0 million, and $18.7 million of third-party consulting costs for the three, six, and twelve months ended June 30, 2023, respectively, and (ii) $6.2 million and $11.2 million of other business optimization costs and strategic initiative costs for the six and twelve months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $2.9 million and $5.1 million, respectively of third-party consulting costs and (ii) $2.5 million and $3.9 million, respectively of other business optimization costs and strategic initiative costs.

(d) For the three, six, and twelve months ended June 30, 2023, primarily reflects costs associated with certain legal matters and nonrecurring contractual liabilities related to the previously disclosed temporary COVID-19 park closures. For the three and six months ended June 30, 2022, primarily relates to incremental non-recurring costs associated with the COVID-19 pandemic, primarily associated with incremental labor-related costs to prepare, staff, and operate the parks with enhanced safety measures and costs associated with COVID-19 related legal matters.

(e) Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. For the three and six months ended June 30, 2022, includes $3.6 million related to a legal settlement.

(f) Adjusted EBITDA is defined as net income (loss) before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items as described above.

(g) Our Debt Agreements permit the calculation of certain covenants to be based on Covenant Adjusted EBITDA, as defined above, for the last twelve-month period further adjusted for net annualized estimated savings we expect to realize over the following 24-month period related to certain specified actions, including restructurings and cost savings initiatives. These estimated savings are calculated net of the amount of actual benefits realized during such period. These estimated savings are a non-GAAP Adjusted EBITDA add-back item only as defined in the Debt Agreements and does not impact our reported GAAP net income (loss).

(h) The Debt Agreements permit our calculation of certain covenants to be based on Covenant Adjusted EBITDA as defined above, for the last twelve-month period further adjusted for certain costs as permitted by the Debt Agreements including recruiting and retention expenses, public company compliance costs and litigation and arbitration costs, if any.

(i) Covenant Adjusted EBITDA is defined in the Debt Agreements as Adjusted EBITDA for the last twelve-month period further adjusted for net annualized estimated savings among other adjustments as described in footnotes (g) and (h) above.

Contractual Obligations

There have been no material changes to our contractual obligations as June 30, 2023 from those previously disclosed in our Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2023.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt. We have no interest rate swap agreements outstanding as of June 30, 2023. We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At June 30, 2023, approximately $1.2 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $390.0 million, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $15.7 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $11.8 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to a material weakness in our internal control over financial reporting which was initially disclosed as of September 30, 2021.

Notwithstanding the above, the control deficiency did not result in a material misstatement of any of the Company’s annual or interim consolidated financial statements. Further, management believes and has concluded that the consolidated financial statements for the prior periods and included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the most recent quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those disclosed in the status update section.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter of 2023. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2023	April 30, 2023	235,023	$59.35	235,000	$42,424,727
May 1, 2023	May 31, 2023	10,120	$58.73	—	42,424,727
June 1, 2023	June 30, 2023	2,975	$58.60	—	42,424,727
		248,118		235,000	$42,424,727

(1)
Except for the 235,000 shares of our common stock repurchased as described in footnote (2), all other purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
Our Board had previously authorized a share repurchase program of up to $250.0 million of our common stock (the “Former Share Repurchase Program”). In March 2022, the Board approved a replenishment to the Former Share Repurchase Program of $228.2 million, bringing the total amount authorized for future share repurchases back up to $250.0 million at that time. Pursuant to the Former Share Repurchase Program, during the quarter ended June 30, 2022, we repurchased 2,027,659 shares for an aggregate total of approximately $140.1 million, leaving no amount remaining under the Former Share Repurchase Program as of April 29, 2022.

In May 2022, we announced that our Board approved a $250.0 million share repurchase program (the “May Share Repurchase Program”). Pursuant to the May Share Repurchase Program, during the quarter ended June 30, 2022, we repurchased 4,314,096 shares for an aggregate total of approximately $214.6 million, leaving approximately $35.4 million available under the May Share Repurchase Program as of June 30, 2022. Subsequent to June 30, 2022, we repurchased 771,656 shares for an aggregate total of approximately $35.4 million, leaving no amount remaining under the May Share Repurchase Program as of July 29, 2022.

In August 2022, we announced that our Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, during the year ended December 31, 2022, we repurchased 3,774,659 shares for an aggregate total of approximately $193.6 million. During the quarter ended June 30, 2023, we repurchased 235,000 shares for an aggregate total of approximately $13.9 million, leaving approximately $42.4 million available as of June 30, 2023.

Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of June 30, 2023. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On June 12, 2023, Kyle R. Miller, the Company's Chief Park Operations Officer – Florida Parks entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Miller's 10b5-1 Plan provides for the potential sale of up to 12,000 shares of the Company’s common stock over the term of the plan, which runs between July 14, 2023 and July 12, 2024. Potential sales under Mr. Miller’s 10b5-1 Plan are subject to a stock price condition, which provides that sales will only occur if the Company’s stock price meets a certain minimum price.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1*	Amendment No. 1, dated as of June 12, 2023, by and between J.P. Morgan Chase Bank, N.A., as administrative agent and as collateral agent, and SeaWorld Parks & Entertainment, Inc.

10.2*†	Form of Option Grant Notice and Option Agreement (2023 Long-Term Incentive Plan Awards)

10.3*†	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (2023 Long-Term Incentive Plan Awards)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)
Date: August 9, 2023	By: /s/ James W. Forrester, Jr.
James W. Forrester, Jr.
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 9, 2023	By: /s/ Shekufeh Shirazi Boyle
Shekufeh Shirazi Boyle
Chief Accounting Officer
(Principal Accounting Officer)