Form 10-Q
period 2023-09-30
SeaWorld Entertainment, Inc.
filed 2023-11-09
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The registrant had outstanding 63,944,033 shares of Common Stock, par value $0.01 per share as of November 3, 2023.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$215,226	$79,196
Accounts receivable, net	80,098	71,050
Inventories	54,623	55,190
Prepaid expenses and other current assets	25,888	28,260
Total current assets	375,835	233,696
Property and equipment, at cost	3,766,620	3,576,092
Accumulated depreciation	(1,958,429)	(1,869,413)
Property and equipment, net	1,808,191	1,706,679
Goodwill	66,278	66,278
Trade names/trademarks, net	157,000	157,000
Right of use assets-operating leases	127,814	130,479
Deferred tax assets, net	11,274	12,332
Other assets, net	29,150	19,323
Total assets	$2,575,542	$2,325,787
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$146,719	$159,947
Current maturities of long-term debt	12,000	12,000
Operating lease liabilities	3,371	3,387
Accrued salaries, wages and benefits	24,412	17,423
Deferred revenue	161,082	169,535
Other accrued liabilities	58,892	46,914
Total current liabilities	406,476	409,206
Long-term debt, net	2,094,667	2,099,059
Long-term operating lease liabilities	113,057	115,396
Deferred tax liabilities, net	157,708	96,627
Other liabilities	56,030	43,163
Total liabilities	2,827,938	2,763,451
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 96,634,322 and 96,287,771 shares issued at September 30, 2023 and December 31, 2022, respectively	966	963
Additional paid-in capital	719,134	710,151
Retained earnings	370,046	175,903
Treasury stock, at cost (32,690,289 and 32,376,539 shares at September 30, 2023 and December 31, 2022, respectively)	(1,342,542)	(1,324,681)
Total stockholders’ deficit	(252,396)	(437,664)
Total liabilities and stockholders’ deficit	$2,575,542	$2,325,787

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues:
Admissions	$299,785	$313,574	$733,542	$739,941
Food, merchandise and other	248,462	251,633	604,080	600,776
Total revenues	548,247	565,207	1,337,622	1,340,717
Costs and expenses:
Cost of food, merchandise and other revenues	40,431	41,385	101,862	105,943
Operating expenses (exclusive of depreciation and amortization shown separately below)	205,808	215,899	574,210	559,320
Selling, general and administrative expenses	59,705	53,082	176,152	155,299
Severance and other separation costs	(139)	—	521	113
Depreciation and amortization	39,171	37,216	114,396	114,379
Total costs and expenses	344,976	347,582	967,141	935,054
Operating income	203,271	217,625	370,481	405,663
Other (income) expense, net	(21)	(66)	20	(110)
Interest expense	37,052	30,556	110,407	82,736
Income before income taxes	166,240	187,135	260,054	323,037
Provision for income taxes	42,685	52,578	65,911	80,857
Net income	$123,555	$134,557	$194,143	$242,180
Earnings per share:
Earnings per share, basic	$1.93	$2.00	$3.04	$3.39
Earnings per share, diluted	$1.92	$1.99	$3.01	$3.36
Weighted average common shares outstanding:
Basic	63,954	67,176	63,955	71,450
Diluted	64,319	67,569	64,425	72,130

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2022	96,287,771	$963	$710,151	$175,903	$(1,324,681)	$(437,664)
Equity-based compensation	—	—	4,482	—	—	4,482
Vesting of restricted shares	273,134	3	(3)	—	—	—
Shares withheld for tax withholdings	(86,914)	(1)	(5,568)	—	—	(5,569)
Exercise of stock options	22,793	—	565	—	—	565
Net loss	—	—	—	(16,467)	—	(16,467)
Balance at March 31, 2023	96,496,784	965	709,627	159,436	(1,324,681)	(454,653)
Equity-based compensation	—	—	3,725	—	—	3,725
Vesting of restricted shares	53,735	—	—	—	—	—
Shares withheld for tax withholdings	(13,118)	—	(771)	—	—	(771)
Exercise of stock options	45,248	1	1,078	—	—	1,079
Repurchase of 235,000 shares of treasury stock, at cost	—	—	—	—	(13,947)	(13,947)
Net income	—	—	—	87,055	—	87,055
Balance at June 30, 2023	96,582,649	966	713,659	246,491	(1,338,628)	(377,512)
Equity-based compensation	—	—	4,602	—	—	4,602
Vesting of restricted shares	20,986	—	—	—	—	—
Shares withheld for tax withholdings	(4,289)	—	(221)	—	—	(221)
Exercise of stock options	34,976	—	1,094	—	—	1,094
Repurchase of 78,750 shares of treasury stock, at cost	—	—	—	—	(3,914)	(3,914)
Net income	—	—	—	123,555	—	123,555
Balance at September 30, 2023	96,634,322	$966	$719,134	$370,046	$(1,342,542)	$(252,396)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2021	95,541,992	$955	$711,474	$(115,287)	$(631,058)	$(33,916)
Equity-based compensation	—	—	6,982	—	—	6,982
Vesting of restricted shares	361,403	4	(4)	—	—	—
Shares withheld for tax withholdings	(111,865)	(1)	(7,737)	—	—	(7,738)
Exercise of stock options	46,503	—	1,127	—	—	1,127
Repurchase of 1,535,427 shares of treasury stock, at cost	—	—	—	—	(109,905)	(109,905)
Net loss	—	—	—	(8,987)	—	(8,987)
Balance at March 31, 2022	95,838,033	958	711,842	(124,274)	(740,963)	(152,437)
Equity-based compensation	—	—	2,549	—	—	2,549
Vesting of restricted shares	545,819	6	(6)	—	—	—
Shares withheld for tax withholdings	(201,442)	(2)	(14,327)	—	—	(14,329)
Exercise of stock options	29,783	—	808	—	—	808
Repurchase of 6,341,755 shares of treasury stock, at cost	—	—	—	—	(354,652)	(354,652)
Net income	—	—	—	116,610	—	116,610
Balance at June 30, 2022	96,212,193	962	700,866	(7,664)	(1,095,615)	(401,451)
Equity-based compensation	—	—	4,444	—	—	4,444
Vesting of restricted shares	13,432	—	—	—	—	—
Shares withheld for tax withholdings	(2,183)	—	(115)	—	—	(115)
Exercise of stock options	32,401	1	759	—	—	760
Repurchase of 3,163,547 shares of treasury stock, at cost	—	—	—	—	(158,497)	(158,497)
Net income	—	—	—	134,557	—	134,557
Balance at September 30, 2022	96,255,843	$963	$705,954	$126,893	$(1,254,112)	$(420,302)

See accompanying notes to unaudited condensed consolidated financial statements.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$194,143	$242,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,396	114,379
Amortization of debt issuance costs and discounts	4,608	4,685
Deferred income tax provision	62,139	78,056
Equity-based compensation	12,809	13,975
Other, including loss on sale or disposal of assets, net	22,236	11,906
Changes in assets and liabilities:
Accounts receivable	(13,181)	1,160
Inventories	413	(30,739)
Prepaid expenses and other current assets	3,699	(4,401)
Accounts payable and accrued expenses	(6,823)	11,176
Accrued salaries, wages and benefits	6,989	(2,996)
Deferred revenue	(4,383)	17,815
Other accrued liabilities	9,095	7,779
Right-of-use assets and operating lease liabilities	329	469
Other assets and liabilities	(8,012)	3,430
Net cash provided by operating activities	398,457	468,874
Cash Flows From Investing Activities:
Capital expenditures	(234,218)	(150,729)
Net cash used in investing activities	(234,218)	(150,729)
Cash Flows From Financing Activities:
Repayments of long-term debt	(9,000)	(9,000)
Proceeds from draws on revolving credit facility	20,000	—
Repayments of revolving credit facility	(20,000)	—
Purchase of treasury stock	(17,861)	(617,756)
Payment of tax withholdings on equity-based compensation through shares withheld	(6,561)	(22,182)
Exercise of stock options	2,738	2,695
Debt issuance costs	—	(469)
Other financing activities	(649)	(427)
Net cash used in financing activities	(31,333)	(647,139)
Change in Cash and Cash Equivalents, including Restricted Cash	132,906	(328,994)
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	82,320	444,486
Cash and Cash Equivalents, including Restricted Cash—End of period	$215,226	$115,492
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital expenditures in accounts payable	$34,466	$32,671
Right-of-use assets obtained in exchange for financing lease obligations	$2,900	$5,298

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$215,226	$79,196
Restricted cash, included in prepaid expenses and other current assets	—	3,124
Total cash, cash equivalents and restricted cash	$215,226	$82,320

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at September 30, 2023 and December 31, 2022 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At September 30, 2023 and December 31, 2022, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
	(In thousands)
Deferred revenue, including long-term portion	$177,025	$183,772
Less: Deferred revenue, long-term portion, included in other liabilities	15,943	14,237
Deferred revenue, short-term portion	$161,082	$169,535

The Company estimates approximately $164.2 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2022 was recognized as revenue during the nine months ended September 30, 2023. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

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

As a result of the Middle East Project, approximately $0.6 million and $0.5 million of costs incurred by the Company are recorded in prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022, respectively, and approximately $12.1 million and $11.2 million of other related costs incurred are recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. Separately, deferred revenue of approximately $0.8 million and $0.6 million is recorded in deferred revenue as of September 30, 2023 and December 31, 2022, respectively, and approximately $14.4 million and $14.2 million of long-term deferred revenue is recorded in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively, related to the Middle East Project, which includes the $10.0 million nonrefundable payment previously discussed for each period.

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

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	For the Three Months Ended September 30,
	2023			2022
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$123,555	63,954	$1.93	$134,557	67,176	$2.00
Effect of dilutive incentive-based awards		365			393
Diluted earnings per share	$123,555	64,319	$1.92	$134,557	67,569	$1.99

	For the Nine Months Ended September 30,
	2023			2022
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$194,143	63,955	$3.04	$242,180	71,450	$3.39
Effect of dilutive incentive-based awards		470			680
Diluted earnings per share	$194,143	64,425	$3.01	$242,180	72,130	$3.36

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

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the three and nine months ended September 30, 2023, there were approximately 491,000 and 424,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and nine months ended September 30, 2022, there were approximately 328,000 and 246,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 912,000 and 1,015,000 as of September 30, 2023 and 2022, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2023 was 25.7% and 25.3%, respectively, and for the three and nine months ended September 30, 2022 was 28.1% and 25.0%, respectively. The Company’s effective tax rates over these periods differ from the effective statutory federal income tax rate of 21.0% primarily due to state income taxes and other compensation related items, partially offset by a tax benefit related to equity-based compensation which vested during the period.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources. Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards. Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of September 30, 2023 and December 31, 2022, the Company’s valuation allowance consisted of approximately $4.8 million and $4.6 million, respectively, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards.

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

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2023 and December 31, 2022, consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Accrued interest	$13,663	$18,483
Accrued taxes	12,893	3,284
Self-insurance reserve	10,537	8,608
Other	21,799	16,539
Total other accrued liabilities	$58,892	$46,914

As of September 30, 2023 and December 31, 2022, other accrued liabilities above includes approximately $15.1 million and $10.9 million, respectively, related to certain legal matters, contractual liabilities and respective assessments arising from the previously disclosed temporary COVID-19 park closures.

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023 and December 31, 2022, accrued interest above primarily relates to interest associated with the Company’s first-priority senior secured notes issued in April 2020, for which interest is paid bi-annually in November and May and the senior notes issued in August 2021, for which interest is paid bi-annually in February and August. See further discussion in Note 6–Long-Term Debt.

6. LONG-TERM DEBT

Long-term debt, net, as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
	(In thousands)
Term B Loans (effective interest rate of 8.43% and 7.44% at September 30, 2023 and December 31, 2022, respectively)	$1,176,000	$1,185,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	227,500	227,500
Total long-term debt	2,128,500	2,137,500
Less: unamortized discounts and debt issuance costs	(21,833)	(26,441)
Less: current maturities	(12,000)	(12,000)
Total long-term debt, net	$2,094,667	$2,099,059

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

On June 12, 2023, the Company amended the Amended and Restated Credit Agreement to replace the LIBOR-based benchmark rates with Term SOFR-based benchmark rates plus credit spread adjustments of 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively, due to reference rate reform (“Adjusted Term SOFR”). The Term SOFR-based benchmark rate became effective as of July 1, 2023. There were no changes to any material terms of the Amended and Restated Credit Agreement that were unrelated to the replacement of the LIBOR-based benchmark rates.

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

On August 1, 2023, the Company launched an opportunistic repricing amendment for the Term Loan Facility under that certain Amended and Restated Credit Agreement, dated as of August 25, 2021 (and as amended on June 9, 2022 and June 12, 2023), among the Company, SEA, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to, among other things, reprice the existing Term Loan Facility thereunder. The Company subsequently canceled the opportunistic repricing due to unfavorable market conditions unrelated to the Company.

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

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2023, SEA had approximately $18.4 million of outstanding letters of credit, leaving approximately $371.6 million available under the Revolving Credit Facility, which was not drawn upon as of September 30, 2023.

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

On August 1, 2023, SEA issued a conditional notice of redemption (the “Redemption Notice”) for all of the $227.5 million aggregate principal amount of the First-Priority Senior Secured Notes. Due to unfavorable market conditions unrelated to SEA, the Redemption Notice was subsequently withdrawn.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of September 30, 2023, the net total leverage ratio as calculated under the Debt Agreements was 2.56 to 1.00.

Long-term debt at September 30, 2023 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31:	(In thousands)
Remainder of 2023	$3,000
2024	12,000
2025	239,500
2026	12,000
2027	12,000
Thereafter	1,850,000
Total	$2,128,500

SEAWORLD ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $113.7 million and $82.4 million in the nine months ended September 30, 2023 and 2022, respectively.

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

Of the Company’s long-term obligations as of September 30, 2023 and December 31, 2022, the Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes and Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value at September 30, 2023 and December 31, 2022. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of September 30, 2023.

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2023
	(In thousands)
Long-term obligations (a)	$867,184	$1,176,000	$—	$2,043,184

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt, net, of $2.095 billion as of September 30, 2023.

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

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “Licensing Agreement”). The Company had previously accrued for the additional amount claimed in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2022. On June 27, 2022, pursuant to the License Agreement, Sesame Workshop initiated arbitration seeking a finding that its calculation of the amount of the 2021 royalty payment was correct. Sesame Workshop did not seek any modification or termination of the Licensing Agreement in the arbitration. The arbitration panel made an award on May 22, 2023 to Sesame Workshop for royalties, interest on the award, arbitration fees and expenses, which amounts are accrued for in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2023, however, the Company is challenging the decision of the arbitration panel. On August 7, 2023, Sesame Workshop filed a Petition to Confirm Arbitration Award, and in response, the Company filed a Cross Motion to Vacate. At this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material.

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

License Commitments

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA has the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of September 30, 2023, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $25.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration" section above.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Equity compensation expense included in operating expenses	$671	$961	$1,215	$3,615
Equity compensation expense included in selling, general and administrative expenses	3,931	3,483	11,594	10,360
Total equity compensation expense	$4,602	$4,444	$12,809	$13,975

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 6.9 million shares are available for future issuance as of September 30, 2023.

Bonus Performance Restricted Units

During the nine months ended September 30, 2023, the Company granted approximately 140,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2023 (the “2023 Bonus Plan”). The 2023 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, as defined by the 2023 Bonus Plan, with respect to the year ended December 31, 2023 (“Fiscal 2023”). The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2023 which ranges from 0% (if below threshold performance), to 100% (if at target performance) with opportunities to earn above 100% when achievement is above the target performance for certain metrics.

The Company had an annual bonus plan for the fiscal year ended December 31, 2022 (“Fiscal 2022”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2022. Based on the Company’s actual Fiscal 2022 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 20,000 shares in the nine months ended September 30, 2023 and the remaining unvested units forfeited in accordance with their terms.

Long-term Incentive Performance Restricted Awards

During the nine months ended September 30, 2023, the Company granted long-term incentive plan awards for 2023 (the “2023 Long-Term Incentive Grant”) which were comprised of approximately 65,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 260,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

Other

During the nine months ended September 30, 2023, a portion of the previously granted long-term incentive performance restricted units under the 2019 Long-Term Incentive Plan vested based on the Company’s actual Fiscal 2022 results. The remainder of the 2019 Long-Term Incentive Plan awards are eligible to vest in 2024.

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

10. STOCKHOLDERS’ DEFICIT

As of September 30, 2023, 96,634,322 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 32,690,289 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows) but excludes 1,503,544 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

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

In August 2022, the Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, during the year ended December 31, 2022, the Company repurchased 3,774,659 shares for an aggregate total of approximately $193.6 million. During the nine months ended September 30, 2023, the Company repurchased 313,750 shares for an aggregate total of approximately $17.9 million, leaving approximately $38.5 million available as of September 30, 2023.

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

We are seeing a return to more normalized staffing levels, but wage pressures and labor availability challenges remain for some positions which could impact operations and the guest experience. We remain committed to our efforts to recruit and retain strong talent as a key to our success. We have also been impacted by higher interest rates and supply chain disruptions (which has, at times, impacted ride and/or in-park facility availability). We have heightened our focus on cost reduction and efficiency opportunities, including optimized labor deployment, as well as incremental pricing and revenue opportunities.

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

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended September 30, 2023 and 2022. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

The following table presents key operating and financial information for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,		Variance
	2023	2022	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$299,785	$313,574	$(13,789)	(4.4%)
Food, merchandise and other	248,462	251,633	(3,171)	(1.3%)
Total revenues	548,247	565,207	(16,960)	(3.0%)
Costs and expenses:
Cost of food, merchandise and other revenues	40,431	41,385	(954)	(2.3%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	205,808	215,899	(10,091)	(4.7%)
Selling, general and administrative expenses	59,705	53,082	6,623	12.5%
Severance and other separation costs	(139)	—	(139)	NM
Depreciation and amortization	39,171	37,216	1,955	5.3%
Total costs and expenses	344,976	347,582	(2,606)	(0.7%)
Operating income	203,271	217,625	(14,354)	(6.6%)
Other income, net	(21)	(66)	45	68.2%
Interest expense	37,052	30,556	6,496	21.3%
Income before income taxes	166,240	187,135	(20,895)	(11.2%)
Provision for income taxes	42,685	52,578	(9,893)	(18.8%)
Net income	$123,555	$134,557	$(11,002)	(8.2%)
Other data:
Attendance	7,129	7,336	(207)	(2.8%)
Total revenue per capita	$76.90	$77.05	$(0.15)	(0.2%)
Admission per capita	$42.05	$42.75	$(0.70)	(1.6%)
In-park per capita spending	$34.85	$34.30	$0.55	1.6%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended September 30, 2023 decreased $13.8 million, or 4.4%, to $299.8 million as compared to $313.6 million for the three months ended September 30, 2022. The decline was a result of a decrease in attendance and a decrease in admission per capita. Total attendance for the third quarter of 2023 decreased by approximately 207 thousand guests, or 2.8%, when compared to the prior year quarter. The decrease in attendance was primarily due to significantly adverse weather, including some combination of unusual heat and/or rain, across most of our markets, including during peak visitation periods. Admission per capita decreased by $0.70 to $42.05 for the third quarter of 2023 compared to $42.75 in the prior year quarter, primarily due to the net impact of the admissions product mix, partially offset by the realization of higher prices in our admission products resulting from our strategic pricing efforts when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2023 decreased $3.2 million, or 1.3%, to $248.5 million as compared to $251.6 million for the three months ended September 30, 2022, as a result of a decrease in attendance, as discussed above, partially offset by an increase in in-park per capita spending. In-park per capita spending increased by 1.6% to $34.85 in the third quarter of 2023 compared to $34.30 in the third quarter of 2022. In park per capita spending improved primarily due to pricing initiatives, partially offset by factors including weather, the admissions product mix, closures and disruption related to construction delays at certain in park locations when compared to the third quarter of 2022.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2023 decreased $1.0 million, or 2.3%, to $40.4 million as compared to $41.4 million for the three months ended September 30, 2022, primarily due to a decrease in related revenue along with the impact of implemented structural cost savings initiatives.

Operating expenses. Operating expenses for the three months ended September 30, 2023 decreased $10.1 million, or 4.7%, to $205.8 million as compared to $215.9 million for the three months ended September 30, 2022. The decrease in operating expenses is primarily due to decreased labor related costs and a decrease in nonrecurring legal costs and contractual liabilities resulting from the previously disclosed temporary COVID-19 park closures, along with the impact of implemented structural cost savings initiatives when compared to the third quarter of 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2023 increased $6.6 million, or 12.5%, to $59.7 million as compared to $53.1 million for the three months ended September 30, 2022. The increase in selling, general and administrative expenses is primarily due to a $5.6 million increase in third-party consulting costs and legal fees, including approximately $2.7 million of nonrecurring costs primarily related to an opportunistic loan repricing and strategic initiatives, partially offset by the impact of implemented cost savings and efficiency initiatives when compared to the third quarter of 2022. See Note 6–Long-Term Debt in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the opportunistic loan repricing.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2023 increased $2.0 million, or 5.3%, to $39.2 million as compared to $37.2 million for the three months ended September 30, 2022. The increase primarily relates to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended September 30, 2023 increased $6.5 million, or 21.3%, to $37.1 million as compared to $30.6 million for the three months ended September 30, 2022. The increase primarily relates to increased interest rates on variable rate debt.

Provision for income taxes. Provision for income taxes in the three months ended September 30, 2023 was $42.7 million compared to $52.6 million for the three months ended September 30, 2022. Our consolidated effective tax rate was 25.7% for the three months ended September 30, 2023 compared to 28.1% for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 and 2022 was primarily impacted due to state income taxes and other compensation related items, partially offset by a tax benefit related to equity-based compensation which vested during the period.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table presents key operating and financial information for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended
	September 30,		Variance
	2023	2022	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$733,542	$739,941	$(6,399)	(0.9%)
Food, merchandise and other	604,080	600,776	3,304	0.5%
Total revenues	1,337,622	1,340,717	(3,095)	(0.2%)
Costs and expenses:
Cost of food, merchandise and other revenues	101,862	105,943	(4,081)	(3.9%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	574,210	559,320	14,890	2.7%
Selling, general and administrative expenses	176,152	155,299	20,853	13.4%
Severance and other separation costs	521	113	408	NM
Depreciation and amortization	114,396	114,379	17	0.0%
Total costs and expenses	967,141	935,054	32,087	3.4%
Operating income	370,481	405,663	(35,182)	(8.7%)
Other expense (income), net	20	(110)	130	NM
Interest expense	110,407	82,736	27,671	33.4%
Income before income taxes	260,054	323,037	(62,983)	(19.5%)
Provision for income taxes	65,911	80,857	(14,946)	(18.5%)
Net income	$194,143	$242,180	$(48,037)	(19.8%)
Other data:
Attendance	16,646	17,002	(356)	(2.1%)
Total revenue per capita	$80.36	$78.86	$1.50	1.9%
Admission per capita	$44.07	$43.52	$0.55	1.3%
In-park per capita spending	$36.29	$35.34	$0.95	2.7%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the nine months ended September 30, 2023 decreased $6.4 million, or 0.9%, to $733.5 million as compared to $739.9 million for the nine months ended September 30, 2022. The decline was a result of a decrease in attendance, partially offset by an increase in admissions per capita. Total attendance for the first nine months of 2023 decreased by approximately 356 thousand guests, or 2.1%, when compared to the first nine months of 2022. The decrease in attendance was primarily due to significantly adverse weather, including some combination of unusual heat, cold, rain and/or the fall-out from Canadian wildfires, across most of our markets, including during peak visitation periods. Admission per capita increased by 1.3% to $44.07 for the nine months ended September 30, 2023 compared to $43.52 for the nine months ended September 30, 2022, primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts, which was partially offset by the impact of the admissions product mix when compared to the prior year period.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2023 increased $3.3 million, or 0.5%, to $604.1 million as compared to $600.8 million for the nine months ended September 30, 2022 as a result of an increase in revenue related to our international services agreements and an increase in in-park per capita spending, partially offset by a decrease in attendance, as discussed above. In-park per capita spending increased by 2.7% to $36.29 for the nine months ended September 30, 2023 compared to $35.34 for the nine months ended September 30, 2022. In park per capita spending improved primarily due to pricing initiatives and an increase in revenue related to our international services agreements when compared to the first nine months of 2022, partially offset by factors including weather, the admissions product mix, closures and disruption related to construction delays at certain in park locations. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on our international agreements.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2023 decreased $4.1 million, or 3.9%, to $101.9 million as compared to $105.9 million for the nine months ended September 30, 2022, primarily due to a decrease in related revenue along with decreased freight costs and the impact of implemented structural cost savings initiatives.

Operating expenses. Operating expenses for the nine months ended September 30, 2023 increased by $14.9 million, or 2.7%, to $574.2 million as compared to $559.3 million for the nine months ended September 30, 2022. The increase in operating expenses is primarily due to an increase in costs associated with our international services agreements, an increase in non-cash self-insurance reserve adjustments, and an increase in non-cash asset write-offs, partially offset by the impact of implemented structural cost savings initiatives when compared to the first nine months of 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2023 increased $20.9 million, or 13.4%, to $176.2 million as compared to $155.3 million for the nine months ended September 30, 2022. The increase in selling, general and administrative expenses is primarily due to a $15.7 million increase in third-party consulting costs and legal fees, including approximately $11.2 million of nonrecurring costs primarily related to strategic initiatives, partially offset by the impact of implemented cost savings and efficiency initiatives when compared to the first nine months of 2022.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2023 was relatively flat at $114.4 million as compared to $114.4 million for the nine months ended September 30, 2022.

Interest expense. Interest expense for the nine months ended September 30, 2023 increased $27.7 million, or 33.4%, to $110.4 million as compared to $82.7 million for the nine months ended September 30, 2022. The increase primarily relates to increased interest rates on variable rate debt.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2023 was $65.9 million compared to $80.9 million for the nine months ended September 30, 2022. Our consolidated effective tax rate was 25.3% for the nine months ended September 30, 2023 compared to 25.0% for the nine months ended September 30, 2022. The effective tax rate in the nine months ended September 30, 2023 and 2022 was primarily impacted by state income taxes and other compensation related items, partially offset by a tax benefit related to equity-based compensation which vested during the period. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of September 30, 2023, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.9. We typically have operated with a working capital ratio of less than 1 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022
	(Unaudited, in thousands)
Net cash provided by operating activities	$398,457	$468,874
Net cash used in investing activities	(234,218)	(150,729)
Net cash used in financing activities	(31,333)	(647,139)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$132,906	$(328,994)

Cash Flows from Operating Activities

Net cash provided by operating activities was $398.5 million during the nine months ended September 30, 2023 as compared to $468.9 million during the nine months ended September 30, 2022. The change in net cash provided by operating activities was significantly impacted by a decline in operating performance.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the nine months ended September 30, 2023 consisted of capital expenditures of $234.2 million largely related to future attractions. Net cash used in investing activities during the nine months ended September 30, 2022 consisted of $150.7 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Nine Months Ended September 30,
	2023	2022
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$156,060	$100,197
Expansion/ROI projects(b)	78,158	50,532
Capital expenditures, total	$234,218	$150,729

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

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2023 results primarily from share repurchases of $17.9 million, repayments of $9.0 million on our long-term debt, and payment of tax withholdings on equity-based compensation through shares withheld of $6.6 million. Net cash used in financing activities during the nine months ended September 30, 2022 results primarily from share repurchases of $617.8 million and payment of tax withholdings on equity-based compensation through shares withheld of $22.2 million. See Note 10–Stockholders’ Deficit in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of September 30, 2023, our indebtedness consisted of senior secured credit facilities, 5.25% senior notes (the “Senior Notes”) and 8.75% first-priority senior secured notes (the “First-Priority Senior Secured Notes”).

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

As of September 30, 2023, our Senior Secured Credit Facilities consisted of $1.176 billion in Term B Loans which will mature in August 2028, along with a $390.0 million Revolving Credit Facility, which had no amounts outstanding as of September 30, 2023 and will mature in August 2026. As of September 30, 2023, SEA had approximately $18.4 million of outstanding letters of credit, leaving approximately $371.6 million available for borrowing under the Revolving Credit Facility.

Senior Notes and First-Priority Senior Secured Notes

As of September 30, 2023, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029 and $227.5 million in aggregate principal amount of First-Priority Senior Secured Notes, due on May 1, 2025.

Covenant Compliance

As of September 30, 2023, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details relating to our restrictive covenants.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus (i) income tax provision, (ii) loss on extinguishment of debt, (iii) interest expense, consent fees and similar financing costs, (iv) depreciation and amortization, (v) equity-based compensation expense, (vi) certain non-cash charges/credits including those related to asset disposals and self-insurance reserve adjustments, (vii) certain business optimization, development and strategic initiative costs, (viii) merger, acquisition, integration and certain investment costs, and (ix) other nonrecurring costs including incremental costs associated with the COVID-19 pandemic or similar unusual events.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2023	2022	2023	2022	2023
	(Unaudited, in thousands)
Net income	$123,555	$134,557	$194,143	$242,180	$243,153
Provision for income taxes	42,685	52,578	65,911	80,857	83,937
Interest expense	37,052	30,556	110,407	82,736	145,172
Depreciation and amortization	39,171	37,216	114,396	114,379	152,637
Equity-based compensation expense (a)	4,644	4,472	13,715	15,554	17,918
Loss on impairment or disposal of assets and certain non-cash expenses(b)	8,723	3,540	22,985	12,555	24,648
Business optimization, development and strategic initiative costs (c)	6,662	4,656	28,191	14,050	33,987
Certain investment costs and other taxes	1,147	53	1,309	1,053	1,384
COVID-19 related incremental costs (d)	1,092	4,957	8,760	5,930	9,519
Other adjusting items (e)	1,666	1,598	3,239	5,275	4,377
Adjusted EBITDA (f)	$266,397	$274,183	$563,056	$574,569	$716,732
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (g)					25,200
Other adjustments as defined in the Debt Agreements (h)					6,522
Covenant Adjusted EBITDA (i)					$748,454

(a) Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b) Reflects primarily non-cash self-insurance reserve adjustments of: (i) approximately $4.8 million for the three months ended September 30, 2023; (ii) approximately $11.8 million for the nine and twelve months ended September 30, 2023, respectively; and (iii) approximately $2.6 million and $6.5 million for the three and nine months ended September 30, 2022, respectively. Also includes non-cash expenses related to miscellaneous fixed asset disposals including asset write-offs and costs, including approximately $4.5 million for the three months ended September 30, 2023 and $6.5 million for the nine and twelve months ended September 30, 2023 in disposals associated with certain rides and equipment which were removed from service.

(c) For the three, nine, and twelve months ended September 30, 2023, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $3.1 million, $17.1 million, and $19.3 million, respectively of third-party consulting costs and (ii) $3.6 million, $9.7 million, and $12.9 million, respectively of other business optimization costs and strategic initiative costs. For the three and nine months ended September 30, 2022, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $2.5 million and $7.6 million, respectively, of third-party consulting costs and (ii) $1.8 million and $5.6 million, respectively, of other business optimization costs and strategic initiative costs.

(d) For the three, nine, and twelve months ended September 30, 2023, primarily reflects costs associated with certain legal matters, nonrecurring contractual liabilities and respective assessments related to the previously disclosed temporary COVID-19 park closures. For the three and nine months ended September 30, 2022, includes approximately $4.1 million of certain legal matters related to the temporary COVID-19 park closures.

(e) Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. For the nine months ended September 30, 2022, includes $3.6 million related to a legal settlement.

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

Contractual Obligations

There have been no material changes to our contractual obligations as September 30, 2023 from those previously disclosed in our Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2023.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt. We have no interest rate swap agreements outstanding as of September 30, 2023. We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At September 30, 2023, approximately $1.2 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $390.0 million, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $15.7 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $11.8 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to a material weakness in our internal control over financial reporting which was initially disclosed as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the most recent quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those disclosed in the status update section.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the third quarter of 2023. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2023	July 31, 2023	—	—	—	$42,424,727
August 1, 2023	August 31, 2023	83,039	$49.80	78,750	38,510,748
September 1, 2023	September 30, 2023	—	—	—	38,510,748
		83,039		78,750	$38,510,748

(1)
Except for the 78,750 shares of our common stock repurchased as described in footnote (2), all other purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
Our Board had previously approved a $250.0 million share repurchase program (the “May Share Repurchase Program”). Pursuant to the May Share Repurchase Program, during the quarter ended September 30, 2022, we repurchased 771,656 shares for an aggregate total of approximately $35.4 million, leaving no amount remaining under the May Share Repurchase Program as of July 29, 2022.

In August 2022, we announced that our Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, during the year ended December 31, 2022, we repurchased 3,774,659 shares for an aggregate total of approximately $193.6 million. During the quarter ended September 30, 2023, we repurchased 78,750 shares for an aggregate total of approximately $3.9 million, leaving approximately $38.5 million available as of September 30, 2023.

Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of September 30, 2023. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

Neither the Company nor any of its directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (within the meaning of Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2023.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1*†	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Annual Incentive Plan Award)

10.2*†	Amended and Restated Outside Director Compensation Policy, effective January 1, 2023

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

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

SEAWORLD ENTERTAINMENT, INC.
(Registrant)
Date: November 9, 2023	By: /s/ James W. Forrester, Jr.
James W. Forrester, Jr.
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 9, 2023	By: /s/ Shekufeh Shirazi Boyle
Shekufeh Shirazi Boyle
Chief Accounting Officer
(Principal Accounting Officer)