Form 10-K
period 2023-12-31
United Parks & Resorts Inc.
filed 2024-02-29
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35883

United Parks & Resorts Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-1220297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6240 Sea Harbor Drive Orlando, Florida	32821
(Address of principal executive offices)	(Zip Code)

(407) 226-5011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PRKS	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,015,869,838 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange. For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 63,970,068 shares of Common Stock, par value $0.01 per share as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2024 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Orlando, FL

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

In February 2024, we changed our corporate name from SeaWorld Entertainment, Inc. to United Parks & Resorts Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” "United Parks," “we,” “our” or “us” in this Annual Report on Form 10-K refer to United Parks & Resorts Inc. and its consolidated subsidiaries; (ii) references to “guests” refer to our theme park visitors; (iii) references to “customers” refer to any consumer of our products and services, including guests of our theme parks; (iv) references to our “theme parks” or “parks” include all of our owned and separately gated parks; (v) references to the “TEA/AECOM 2019 Report” refer to the 2019 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2020, which represents TEA/AECOM's most recently updated attendance rankings; and (vi) references to the “Amusement Today, 2023” refer to the Amusement Today 2023 Golden Ticket Awards, Vol. 27, issue 6.2 dated September 2023. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM 2019 Report, which represents TEA/AECOM's most recently updated attendance rankings and are not independently validated by the Company.

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
•
failure to retain and/or hire employees;
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
•
the effects of public health events on our business and the economy in general;
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
•
inability to remediate an identified material weakness;
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

Trademarks, Service Marks and Trade Names

We own or have rights to use a number of registered and common law trademarks, service marks and trade names in connection with our business in the United States and in certain foreign jurisdictions, including United Parks & Resorts, SeaWorld Entertainment, SeaWorld Parks & Entertainment, SeaWorld®, Shamu®, Busch Gardens®, Aquatica®, Discovery Cove®, Sea Rescue® and other names and marks that identify our theme parks, characters, rides, attractions and other businesses. In addition, we have certain rights to use Sesame Street® marks, characters and related indicia through a license agreement with Sesame Workshop.

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

PART I.

Item 1. Business

Company Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world. We own or license a portfolio of recognized brands including SeaWorld, Busch Gardens, Aquatica, Discovery Cove and Sesame Place. Over our more than 60-year history, we have developed a diversified portfolio of 13 differentiated theme parks that are grouped in key markets across the United States and in the United Arab Emirates. Many of our theme parks showcase our one-of-a-kind zoological collection and feature a diverse array of both thrill and family-friendly rides, educational presentations, shows and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

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

Recent Developments

Current Operating Environment

Our Board has formed a number of committees and holds certain meetings and operational review sessions on a frequent basis designed to provide further assistance from Board members with expertise in certain areas by providing enhanced oversight over the operations of the Company. As a result, in the current operating environment, certain members of our Board, including our Chairman of the Board, are actively involved in overseeing certain key operating activities and decisions.

While conditions have improved in some markets and for various positions, the current condition of the overall labor market and the challenging current operating environment have led to turnover and hiring challenges for some positions and/or markets which could impact operations and the guest experience. We have also been impacted by higher interest rates and supply chain disruptions (which has, at times, impacted ride and/or in-park facility availability).

For further discussion relating to the current environment, see "Risk Factors" under the headers, "If we fail to retain and/or hire employees, our business may be adversely affected." and "Hill Path Capital LP and its affiliates could be able to significantly influence our decisions and their interests may conflict with ours or yours in the future", along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Debt Repricing Transaction

On January 22, 2024, we completed an opportunistic repricing amendment for our existing first lien term loan facility in order to improve our capital structure by improving certain terms of our debt. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Corporate Name Change

On February 12, 2024, the Company changed its corporate name from SeaWorld Entertainment, Inc. to United Parks & Resorts Inc. (the "Name Change"). As part of the Name Change, the Company’s ticker symbol on the New York Stock Exchange changed from “SEAS” to “PRKS” beginning on February 13, 2024. The Company’s award-winning portfolio of parks – SeaWorld, Busch Gardens, Discovery Cove, Sesame Place, Water Country USA, Adventure Island, and Aquatica – retained their respective park names.

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
•
Differentiated Theme Parks. We own and operate 12 theme parks which deliver high-quality educational experiences, entertainment offerings, aesthetic appeal, and shopping and dining experiences. Our portfolio includes theme parks ranked among the most highly attended in the industry, including three of the top 20 theme parks and four of the top 10 water parks in North America, as measured by attendance (TEA/AECOM 2019 Report). Our combined theme park portfolio has over 750 attractions that appeal to guests of all ages, including 73 animal habitats, 149 programs and 209 rides, along with 322 other attractions such as distinctive experiences, tours, events and play areas, among others. In addition, we have over 335 restaurants, photo and specialty retail shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from educational animal encounters and presentations and family-friendly attractions, to thrilling rides and exciting shows. In fact, we have won numerous awards and recognition. See further details in our theme park portfolio table located in the Our Theme Parks section which follows. In addition to the above owned parks, see International Development Strategy section which follows for discussion of our licensed SeaWorld branded park in the United Arab Emirates.
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
•
Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team, led by Marc Swanson, our Chief Executive Officer, has an average tenure of approximately 23 years in relevant industries. The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product and business development, hospitality, marketing, finance and accounting. Additionally, we believe our animal care team is among the most experienced and qualified in the world, making us a global leader in animal welfare, husbandry, enrichment, and veterinary care.
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

As part of our commitment to continuous learning, we provide complimentary distance learning resources for students, teachers and parents to use as schools shift to virtual classrooms. These resources include standards-aligned classroom activities, teacher’s guides, videos, and animal information books. By providing these distance learning resources, we are able to help families explore, discover, and stay connected virtually in a fun and inspiring environment.

We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work. For example, we are a supporter and a corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, we operate one of the world’s most respected rescue programs for ill and injured marine animals, in collaboration with federal, state and local governments, and other members of accredited stranding networks, among others, with the goal of rehabilitating and returning them to the wild. Over our history, our animal experts have helped over 41,000 ill, injured, orphaned and abandoned wild animals. We are committed to animal rescue, conservation research and education and invest millions annually in these efforts.

Our Theme Parks

Our legacy started in 1959 with the opening of our first Busch Gardens theme park in Tampa, Florida. Since then, we have grown our portfolio of strong brands and strategically expanded across five states on approximately 2,000 acres of owned land and 190 acres of leased property in San Diego. Our theme parks offer guests a variety of exhilarating experiences, from animal encounters that invite exploration and appreciation of the natural world, to both thrilling and family-friendly rides, educational presentations and spectacular shows. Our theme parks also provide guests special events and concerts throughout the year, including our Seven Seas Food Festivals, Food & Wine Festivals, Kids’ Weekends, Inside Look behind the scenes events, Viva La Musica music celebrations and Summer Nights, Summer Spectacular, and other summer events. Additionally, we feature special seasonal events such as our Halloween Spooktacular and Howl-O-Scream events and our Christmas, Hanukkah and Kwanzaa events, along with a variety of other events or festivals throughout the year for holidays such as Lunar New Year, Mardi Gras and Cinco de Mayo. Our theme parks are consistently recognized among the top theme parks in the world and rank among the most highly attended in the industry. See further discussion of our recent awards and recognition in the theme park portfolio table which follows. Also see a discussion of our new rides and attractions under the Capital Improvements section.

We generally locate our theme parks in geographic clusters, which we believe improves our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs. Our portfolio of owned theme parks includes the following (see the theme park portfolio table which follows for more details on each of these parks):

•
SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, educational presentations, special dining experiences, family-friendly and thrilling attractions and a variety of educational and entertainment offerings that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill and family-friendly rides and entertainment that creatively incorporate our one-of-a-kind zoological collection. We currently own and operate the following SeaWorld-branded theme parks:
•
SeaWorld San Diego is the original SeaWorld theme park and was founded in 1964 by four graduates from the University of California, Los Angeles (UCLA). SeaWorld San Diego spans 190 acres of waterfront property on Mission Bay in San Diego, California, is open year-round and is one of the most visited paid attractions in San Diego. SeaWorld San Diego is home to a number of attractions, including Arctic Rescue, a straddle coaster which opened in 2023 as the fastest and longest of its kind on the West Coast, Emperor, a floorless dive coaster, and Electric Eel, a triple-launch steel roller coaster. SeaWorld San Diego was ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2019 Report).

•
SeaWorld Orlando is a 279-acre theme park open year-round and located in Orlando, Florida, which is the world’s largest theme park destination. In 2023, SeaWorld Orlando opened Pipeline: The Surf Coaster, a first-of-its-kind surf coaster. SeaWorld Orlando is also home to a number of thrilling and family-friendly rides and attractions including Sesame Street Land, an immersive land which includes kids wet and dry play areas, interactive experiences, fun family rides and a Sesame parade, Ice Breaker, a quadruple launch coaster, Infinity Falls, a river rapid ride, and Mako, a high-speed hyper coaster. SeaWorld Orlando was ranked among the top 10 theme parks in North America, as measured by attendance (TEA/AECOM 2019 Report).
•
SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing 397 acres in San Antonio, Texas. SeaWorld San Antonio is home to a number of attractions including Tidal Surge, a Screaming Swing ride, Texas StingRay, the tallest, fastest and longest wooden coaster in Texas and Turtle Reef, a one-of-a-kind sea turtle attraction.
•
Busch Gardens. Our Busch Gardens theme parks are family-oriented destinations designed to immerse guests in international geographic settings. They are renowned for their thrill ride, entertainment and zoological offerings, as well as their beautiful landscaping and gardens. Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions, roller coasters, educational experiences and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:
•
Busch Gardens Tampa Bay is open year-round and features exotic animals, shows and both thrill and family-friendly rides on 306 acres of lush natural landscape. The zoological collection is a popular attraction for families, and the portfolio of rides broaden the theme park’s appeal to teens and thrill seekers of all ages. In 2023, Busch Gardens Tampa Bay opened Serengeti Flyer, the world's tallest and fastest Screaming Swing. Busch Gardens Tampa Bay is also home to Iron Gwazi, a hybrid coaster, and Tigris, a triple launch steel coaster that catapults riders forward and backward. Busch Gardens Tampa Bay was ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2019 Report).
•
Busch Gardens Williamsburg, a 422-acre theme park, is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming. Busch Gardens Williamsburg is home to a number of thrilling roller coasters and attractions including DarKoaster, which opened as the first all-indoor straddle coaster in North America in 2023, Pantheon, a multi-launch coaster and Finnegan’s Flyer, an extreme swing ride.
•
Aquatica. Our Aquatica-branded water parks are premium, family-oriented destinations in a South Seas-themed tropical setting. Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative presentation of marine animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following separately gated Aquatica branded theme parks:
•
Aquatica Orlando is an 81-acre South Seas-themed water park close to SeaWorld Orlando that is open year-round. The water park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats. In 2023, Aquatica Orlando opened Turi's Kid Cove, a multi-feature water play area which also includes Tamariki Twirl, a kid-sized wave slide. Aquatica Orlando is also home to Reef Plunge, a body slide which passes through an underwater habitat, and Riptide Race, a dueling pipeline slide. Aquatica Orlando was ranked #4 most attended water park in North America and #8 worldwide (TEA/AECOM 2019 Report) and was the first water park in the world to be designated a Certified Autism Center (IBCCES, 2019).
•
Aquatica San Antonio is an 18-acre water park located adjacent to SeaWorld San Antonio. The water park features a variety of waterslides, rivers, lagoons, a large beach area and private cabanas. Aquatica San Antonio is home to Riptide Race, a dueling pipeline slide and Tonga Twister, a high energy body slide. Aquatica San Antonio was ranked #8 most attended water park in North America (TEA/AECOM 2019 Report).
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

•
Sesame Place. Our Sesame Place theme parks are the only theme parks in the United States entirely dedicated to the award-winning television show, Sesame Street, and its spirit of imagination. The theme parks share the Company’s “education and learning through entertainment” philosophy and allows parents and children to experience Sesame Street together through whirling rides, water slides, colorful shows and furry friends. We currently own and operate the following separately Sesame Place branded theme parks:
•
Sesame Place Philadelphia is a 55-acre theme park located in Langhorne, Pennsylvania. The theme park features dry and water rides, play areas, meet and greets, shows year-round events and a parade all themed to Sesame Street. Sesame Place Philadelphia is home to a number of attractions including Bert & Ernie's Splashy Shores, a multi-feature water play area opened in 2023, and Big Bird's Tour Bus, a red double-decker bus which goes around and around with a Sesame Street-inspired cityscape as the backdrop. Sesame Place Philadelphia was the first theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018).
•
Sesame Place San Diego is a 17-acre theme park opened in 2022 on the site of our former Aquatica San Diego park in Chula Vista, California. The park features an interactive Sesame Street Neighborhood, where kids can play with immersive physical and digital character experiences. Guests also have exciting ways to engage with Sesame Street characters, including a live character show, a daily parade and one-of-a-kind photo opportunities. In 2023, Sesame Place San Diego opened The Count's Splash Castle, an enhanced water play area and expanded play structure. Along with ongoing park offerings, the park has a full lineup of exciting family-friendly events and seasonal celebrations throughout the year.

See additional discussion concerning the license agreement with Sesame Workshop in the “—Intellectual Property” section included elsewhere in this Annual Report on Form 10-K.

•
Water Country USA. Located on 222 acres, Virginia’s largest family water park, Water Country USA, features state-of-the-art water rides and attractions, all set to a 1950s and 1960s surf theme. Water Country USA is located near Busch Gardens Williamsburg and in 2023 opened Riptide Race, the first dueling pipeline slide in Virginia. Water Country USA was ranked #6 most attended water park in North America (TEA/AECOM 2019 Report).
•
Adventure Island. Located adjacent to Busch Gardens Tampa Bay, Adventure Island is a 56-acre water park which features water rides, dining and other attractions that incorporate a Key West theme. Adventure Island was ranked #7 most attended water park in North America (TEA/AECOM 2019 Report). In 2023, Adventure Island opened Shaka Laka Shores, a multi-feature splash and play zone. Adventure Island is also home to Rapids Racer, a dueling pipeline slide, and Wahoo Remix, a family raft ride with synchronized light and sound elements.

The table which follows represents our theme park portfolio in 2023 and some of our recent awards and recognition.

Location	Theme Park	Year Opened	Awards/Recognition	2023 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Orlando, FL		1973
•
Voted #3 Nation’s Best Amusement Park in 2023 and #1 in 2022 and 2021 (USA Today, 2021-2023) and voted Orlando’s Best Theme Park from 2016 through 2019 (Orlando Sentinel, 2016-2019)
•
Ranked #1 Best Marine Life/Wildlife Park from the award’s inception in 2006 through 2022. Received Golden Ticket Awards Legend distinction in 2023 as the category was retired (Amusement Today, 2006-2019, 2021-2023)
•
Features Mako which ranked #1 Best Roller Coaster for 2023 and 2021, and #2 for 2022 (USA Today, 2021-2023) as well as #17 top steel roller coaster in the world in 2023 (Amusement Today, 2023), Ice Breaker which was awarded Best New Amusement Park Attraction for 2022, Pipeline: The Surf Coaster which was ranked #3 Best New Theme Park Attraction for 2023 (USA Today, 2022-2023), SeaWorld Christmas which ranked #1 Theme Park Holiday Event for 2022 and #2 in 2023 (USA Today, 2022-2023) and Howl-O-Scream which ranked #1 Best Theme Park Halloween Event in 2023 and #3 in 2022 (USA Today, 2022-2023)
•
Awarded an International Association of Amusement Parks and Attractions (“IAAPA”) 2022 Brass Ring Award (IAAPA)
				17	14	22	44
		2000	• Ranked #4 Best Marine Life/Wildlife Park in 2022 and 2021 and #3 in 2019 (Amusement Today, 2019, 2021-2022) • Voted Best Theme Park in Orlando for 2022 and 2021 and Best Romantic Thing to Do in Orlando for 2021 (USA Today, 2021-2022) • Voted Best Marine Mammal Park (Global Brands Magazine, 2020)	5	3	0	10

Location	Theme Park	Year Opened	Awards/Recognition	2023 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
			• Awarded a Good Housekeeping 2024 Best Family Travel Award (Good Housekeeping, 2023)
		2008	• Voted #1 for Nation’s Best Outdoor Waterpark in 2023, 2022, 2021 and 2018 and among top 5 in 2019 and 2020 (USA Today, 2018-2023) and #5 Best Water Park of 2023 (Amusement Today, 2023) • Voted Orlando’s Best Waterpark from 2016 through 2019 (Orlando Sentinel 2016-2019) • Ranked among the top 25 water parks in the U.S. (TripAdvisor, 2019) • Features Riptide Race, ranked #2 Best New Water Park Ride of 2021 (Amusement Today, 2021)	3	14	0	5
Tampa, FL		1959
•
Ranked #8 for the Nation’s Best Amusement Park for 2023 (USA Today, 2023) and features Iron Gwazi which ranked #1 Best New Roller Coaster for 2022 (Amusement Today, 2022) and #4 Best Roller Coaster for 2023 (USA Today, 2023), and was awarded Favorite New Attraction in 2023 (National Amusement Park Historical Association, 2023), Serengeti Flyer which ranked #9 Best New Theme Park Attraction in 2023, Animal Care Center which was ranked #5 Best Theme Park Entertainment in 2023, Turn It Up! Show which ranked among top 5 Best Amusement Park Entertainment from 2019-2023 and Howl-O-Scream which ranked #2 Best Theme Park Halloween Event in 2023, #4 in 2022, and #3 in 2021 (USA Today, 2019-2023)
•
Ranked #2 Best Marine Life/Wildlife Park of 2022 and 2021 and features 3 of the world’s top 50 steel roller coasters in 2023 (Amusement Today, 2021-2023)
•
Ranked among top 10 amusement parks in the U.S. in 2022 and among top 15 in 2023 (TripAdvisor, 2022-2023)
				14	29	32	58
		1980	• Ranked #7 for the Nation’s Best Outdoor Waterpark in 2023, #5 in 2022, and #8 in 2021 and 2020 (USA Today, 2020-2023)	0	13	0	5
San Diego, CA		1964	• Ranked #5 Best Marine Life/Wildlife Park in 2021 and among top three from 2006 through 2018 (Amusement Today, 2006-2018, 2021) • Features Emperor which ranked #3 Best New Amusement Park Attraction for 2022 and the #10 Best Roller Coaster for 2023 (USA Today, 2022-2023) • Awarded three IAAPA 2018 Brass Ring Awards and one in 2017 (IAAPA)	20	17	15	30
		1996(a)	• Located in Chula Vista, California and formerly operated as Aquatica San Diego • First theme park in the San Diego area to open as a Certified Autism Center (IBCCES, 2022)	0	15	0	16
San Antonio, TX		1988	• Features Tidal Surge which ranked #5 Best New Amusement Park Attraction for 2022 (USA Today, 2022), and Texas Stingray which was ranked #4 Best New Roller Coaster of 2021 and ranked in the top 50 wooden roller coasters in the world for 2023 (Amusement Today, 2021, 2023) and #5 Best New Amusement Park Attraction for 2020 (USA Today, 2020-2021) • Awarded an International Association of Amusement Parks and Attractions 2022 Brass Ring Award (IAAPA) • Ranked among top four Best Marine Life Parks from 2006 through 2018 (Amusement Today, 2006-2018)	8	13	25	49
		2016(b)	• Features Riptide Race which ranked #3 Best New Water Park Ride of 2022 (Amusement Today, 2022) • Ranked among top 15 water parks in the U.S. (TripAdvisor 2019)	1	14	0	7

Location	Theme Park	Year Opened	Awards/Recognition	2023 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Williamsburg, VA		1975
•
Ranked #7 for the Nation’s Best Amusement Park in 2023 and features Pantheon which ranked #4 Best New Amusement Park Attraction for 2022, the Celtic Fyre show which was awarded the Best Amusement Park Entertainment for 2018 through 2023, and Howl-O-Scream which ranked #4 Best Theme Park Halloween Event in 2022 (USA Today, 2018-2023)
•
Ranked among top 25 amusement parks in the U.S. (TripAdvisor, 2019-2020)
•
Named the World’s Most Beautiful Amusement Park for 33 consecutive years (National Amusement Park Historical Association, 2023)
•
Awarded #1 for the Most Beautiful Park/Best Landscaping in 2023 and 2022, #3 in 2021, and #1 for 2020 and each prior year since the category’s inception in 1998 and features one of the world’s top 50 wood roller coasters, InvadR, and three of the world’s top 50 steel roller coasters, led by Apollo’s Chariot, the #11 rated steel roller coaster in the world in 2023 (Amusement Today, 1998- 2019, 2021-2023)
				5	36	35	38
		1984	• Ranked #8, #3, #4 and #5 for the Nation’s Best Outdoor Waterpark for 2023, 2022, 2021 and 2020, respectively (USA Today, 2020-2023) • Ranked among top 25 water parks in the U.S. (TripAdvisor 2019-2020) • Features Riptide Race which was awarded the #2 Best New Water Park Ride of 2023 and the Cutback Water Coaster ride which was awarded the Best New Water Park Ride of 2019 (Amusement Today, 2019, 2023)	0	17	0	5
Langhorne, PA		1980	• Ranked #5 Best Family Park of 2021 and #2 in 2019 (Amusement Today, 2021, 2019) and features Oscar’s Wacky Taxi, ranked among the top 5 Best New Rides of 2018 (Amusement Today, 2018) • First theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018)	0	24	20	55
Total(h)				73	209	149	322
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
(c)
The 2023 theme park portfolio represents animal habitats, rides, shows and other offerings which were available to guests in 2023.
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
(g)
Represents our 2023 portfolio for events, distinctive experiences and play areas, which collectively may include educational and/or conservation-related elements and may include special limited time events; distinctive experiences often limited to small groups and individuals and/or requiring a supplemental fee (such as educational tours, immersive dining experiences and interactions with animals); and pure play areas, typically designed for children or seasonal special events, often without a queue (such as water splash areas or Halloween mazes).
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

During 2023, we opened numerous new rides and attractions including 2 of the top 10 Best New Amusement Park Attractions of 2023 (USA Today, 2023). For 2024, we believe we have a strong line-up of new rides, attractions, events and upgrades, including, something new and meaningful planned in every one of our parks. This includes the following new rides and attractions expected to open in 2024:

•
Penguin Trek (SeaWorld Orlando): A multi-launch family coaster which will accelerate riders up to 43 miles per hour and pass through both indoor and outdoor scenes.
•
Jewels of the Sea (SeaWorld San Diego): An immersive aquarium featuring three unique galleries, including one of the largest jelly cylinders in the country, as well as a multi-media experience.
•
Catapult Falls (SeaWorld San Antonio): The world's first launched flume coaster features the world's steepest flume drop and the tallest flume drop in Texas.
•
A fully restored Loch Ness Monster (Busch Gardens Williamsburg): The fully restored coaster experience will feature new storytelling elements, innovative effects and refurbished tracking.
•
Phoenix Rising (Busch Gardens Tampa Bay): A family suspended coaster featuring an on-board audio soundtrack as riders are taken through an array of twists and turns at speeds up to 44 miles per hour.
•
Tassie's Underwater Twist (Aquatica Orlando): An enhanced immersive water slide featuring a synchronized video display and original soundtrack.
•
Tikitapu Splash (Aquatica San Antonio): A multi-level interactive water-play structure featuring slides, dump buckets and over 100 water-play elements.
•
Nitro Racer (Water Country USA): An updated and enhanced high-speed mat racing slide with new elements including a timer.
•
Castaway Falls (Adventure Island): An interactive splash and play area featuring multiple levels to explore and more than 100 spray elements.
•
123 Playground (Sesame Place Philadelphia): A play area featuring slides, interactive panels, and soft play mounds.
•
Dine with Elmo and Friends (Sesame Place San Diego): An interactive dining experience which features a family-style buffet meal while the Sesame Street friends join diners for an immersive experience with singing, dancing, and photo opportunities.

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

Animal Care and Rescue

We provide care for one of the largest zoological collections in the world. Our commitment to these animals includes applying world-class standards of care, while striving to provide habitats that promote the health of the animals. Our animal care team is among the most experienced and qualified in the world, making the Company a global leader in animal welfare, husbandry, enrichment, and veterinary care.

The zoological programs of all three SeaWorld parks, Discovery Cove and Busch Gardens Tampa Bay are validated by several professional zoological assessing organizations. Our parks are accredited members of the Association of Zoos and Aquariums (“AZA”), one of the foremost professional zoological organizations in the world. In addition, our three SeaWorld parks and Discovery Cove are accredited by the Alliance of Marine Mammal Parks and Aquariums (“AMMPA”), an association specifically focused on the care of marine mammals. The Company's facilities have also received accreditation from the International Marine Animal Trainers’ Association (“IMATA”), whose Animal Trainer Development Program was developed to recognize those facilities that have exceptional systems for training animal care givers in the science and art of animal training, while utilizing positive reinforcement. And lastly, all three SeaWorld parks, Aquatica Orlando, Discovery Cove and Busch Gardens Tampa Bay are Certified Humane by Humane Conservation, an animal welfare certification standard developed by the independent third-party organization American Humane.

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

We are also a leader in animal rescue. Working in partnership with state, local and federal agencies, our rescue teams are on call 24 hours a day, seven days a week, 365 days a year. Consistent with our mission to protect animals and their ecosystems, our rescue teams mobilize and often travel hundreds of miles to help ill, injured, orphaned or abandoned wild animals in need of our expert care, always with the goal of returning them to their natural habitat. Over our history, we have helped over 41,000 animals across a number of species including bottlenose dolphins, manatees, sea lions, seals, sea turtles, sharks, birds and more. We have one of the largest manatee rescue operations in the world and operate one of only three manatee critical care facilities in the U.S. and in the past six years have helped over 300 manatees.

Our commitment to animals also extends beyond our theme parks and throughout the world. We actively participate in species conservation and rescue efforts as discussed in the “—Conservation and Community Relations” section which follows.

Conservation and Community Relations

Our purpose is to inspire people to protect animals and the wild wonders of the world, and a critical way we deliver on this is by providing our guests with opportunities to explore and interact with the animals in our parks. Through our up-close animal encounters, educational exhibits, “Inside Look” events, educational presentations, and innovative entertainment, we strive to inspire each guest to take action to care for and conserve the natural world. Some of the animals in our care serve as ambassadors for their species through public appearances that educate the public and raise awareness for issues facing wildlife and wild places. We also partner with and support leading research, education and conservation organizations that help protect species of animals at risk in the wild, as well as the habitats that are home to many vulnerable species. For example, we are working alongside various resource management agencies, including the National Oceanic and Atmospheric Administration/National Marine Fisheries Service, the Florida Fish and Wildlife Conservation Commission, and other zoological facilities, to save Florida's endangered coral reef by contributing resources and expertise to the Florida Coral Rescue Center (the “FCRC”). The FCRC is an environmental conservation effort located in Orlando, Florida that aims to provide a safe and stable home for coral colonies to receive world-class care from a team of experts, including those from the Company. The FCRC was established for gene banking and care of corals rescued from reefs not yet affected by disease impacting corals in the wild. In 2023, SeaWorld Orlando opened the SeaWorld Coral Rescue Center inside the park. Supported by the Fish & Wildlife Foundation of Florida, it is the largest public-facing coral-recovery exhibit dedicated to Atlantic coral conservation in the country. This state-of-the-art facility allows guests to observe and interact with coral biologists as they care for “at-risk” Florida corals, raising awareness about conservation and ocean heath. Additionally, we have a partnership with marine wildlife artist and conservationist Guy Harvey focused on ocean health and the plight of sharks in the wild.

Alongside our conservation work, we are committed to giving back to the communities in which our theme parks are located. We focus our philanthropic efforts in three areas: animal preservation and stewardship; youth development and education; and community initiatives that address environmental sustainability. We partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance and/or hands-on volunteer work. Additionally, our ambassadors are actively involved in volunteer activities, such as fun run charity fundraisers and more. We also provide complimentary tickets and discounts to educators as well as active, reserve and former military and their families.

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

Human Capital Management

We have a diverse and mission-driven team of employee ambassadors. Our team makes it possible each day to provide our guests with experiences that matter and to inspire them to protect animals and the wild wonders of our world. As of December 31, 2023, we employed approximately 3,300 full-time employees and approximately 13,200 part-time and seasonal employees. During our peak operating season in 2023, we employed additional part-time and seasonal employees, including high school and college students. None of our employees are covered by a collective bargaining agreement.

Our focus on recruiting and developing diverse talent has resulted in a management and supervisory team that is approximately 46% female and 32% from underrepresented communities. Similarly, our overall workforce is 50% women and 51% from underrepresented communities. We do not simply view diversity as gender and ethnicity representation, but rather a continual commitment to focus on creating the best and most inclusive workplace possible by recognizing and celebrating our unique backgrounds.

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

Consumer Products and Licensing

To capitalize on our popular brands, we leverage content through licensing and consumer product arrangements. We developed licensed consumer products to drive consumer sales through retail channels beyond our theme parks and continue to look for this channel to grow. While currently these licensed consumer products do not represent a significant percentage of our total revenue, we believe by leveraging our brands and our intellectual property through consumer products, we will create new revenue streams and enhance the value of our brands through greater brand visibility, consumer awareness and increased consumer loyalty. In addition, we have expanded our brand appeal through strategic alliances with well-known external brands, including Sesame Street and Build-A-Bear. We have also incorporated Rudolph the Red-Nosed Reindeer™ and other well-known characters into five of our park holiday programs under a license agreement with Character Arts, LLC, which currently runs through January 2029.

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

Park buy-outs have historically allowed groups to enjoy exclusive itineraries, including meetings, educational presentations and shows, up-close encounters with animals and behind-the-scenes tours. Our group facilities are available year-round and fully customizable as they can be built around any of the park’s special events, educational presentations, inspirational shows, or one-of-a-kind attractions. Each of our theme parks offers attractive venues, such as SeaWorld Orlando’s Ports of Call, a dedicated special events complex and banquet facility that includes a ballroom, a collection of four outdoor pavilions and a courtyard in Orlando, or a fully enclosed and air-conditioned pavilion in Tampa.

As a result of the COVID-19 pandemic and the related impacts, group events and/or attendance in 2023, 2022 and 2021 were impacted. Additionally, a portion of our group attendance comes from international groups for which travel was impacted by COVID-19 factors in 2021, 2022 and parts of 2023. See the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the public health events on our business and financial performance.

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

Our Markets, Guests and Customers

Our theme parks are entertainment venues with broad demographic appeal and are located near a number of large metropolitan areas, including 6 of the 10 most populous metropolitan areas in the United States and 8 of the top 25 Popular Destinations in the United States (U.S. Census, 2023; TripAdvisor, 2023). Additionally, because our theme parks are divided between regional and destination theme parks, historically our guests have included local visitors, non-local domestic visitors and international visitors. As a result of the COVID-19 pandemic and the related impacts, travel from international and/or domestic markets were impacted in 2021, 2022 and parts of 2023. See the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the public health events on our business and financial performance.

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

Sesame License Agreement

Our wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), is a party to a license agreement with Sesame, a New York not-for-profit corporation. The License Agreement extends SEA’s status as Sesame’s exclusive theme park partner in the United States, Puerto Rico, and the U.S. Virgin Islands (the “Sesame Territory”), with a second Sesame Place® theme park which opened at the site of the former Aquatica San Diego in March 2022. We also have the option to build additional Sesame Place theme parks in the Sesame Territory.

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

International Development Strategy

We believe that in addition to the growth potential that exists domestically, our brands can also have significant appeal in certain international markets. In May 2023, SeaWorld Abu Dhabi, the first SeaWorld branded park outside the United States, opened on Yas Island in the United Arab Emirates (the "Middle East Project"). The first-of-its-kind marine life themed park was built through a partnership with Miral Asset Management LLC. As part of this partnership, we receive sales based royalties, certain incentive fees and other service based payments. Additionally, we provided certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses. We also receive additional funds from our partner related to certain agreed-upon services and reimbursements of costs incurred by us on behalf of the Middle East Project.

We continue to evaluate and assess other international opportunities which we believe could provide additional value. For a discussion of certain risks associated with our international development strategy, including the Middle East Project, see the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K, including “Risks Related to Our Business and Our Industry—We may not realize the benefits of developments, restructurings, acquisitions or other strategic initiatives and we may incur significant costs associated with such activities.”

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

Recent Regulatory Developments

The U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) released a proposed rule on February 3, 2016, to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”). The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016. We submitted a comment letter to APHIS expressing our views on the Proposed APHIS Regulations. The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized. These Proposed APHIS Regulations were not listed as a priority for APHIS with the release in December 2023 of the Department of Agriculture’s latest Semiannual Unified Agenda of Federal Regulatory and Deregulatory Actions for Fall 2023 (the “Fall 2023 Unified Agenda”) indicating that the agency did not plan any further action at that time on the matter. However, there can be no assurance that APHIS will not propose or enact regulations that could materially impact the Company in the future.

On January 6, 2023, APHIS published an Advanced Notice of Proposed Rulemaking ("ANPR") to amend Wild and Exotic Animal Handling, Enrichment and Training Regulations. APHIS requested public comment on its proposed regulations and standards for animals covered under the Animal Welfare Act in three areas: (i) public handling of wild and exotic animals at licensed exhibitors, (ii) the training of personnel who handle wild and exotic animals in these settings, and (iii) environmental enrichment to promote the psychological well-being of all species covered under the Animal Welfare Act. The deadline for comments on these proposed rules was April 10, 2023. APHIS has taken no further action on this matter.

On February 17, 2023, APHIS issued a final rule to establish new regulations and standards governing the humane handling, care, treatment, and transportation of birds covered by the Animal Welfare Act ("AWA"). The final rule applies to captive birds not bred for use in research. The goal of this rule is to ensure that all birds subject to the AWA are raised and cared for in conditions that ensure their good health and well-being, and that their physical and behavioral needs are met. The rule outlines how entities with regulated birds can obtain a license and the standards they would have to follow. Current AWA licensees and registrants, such as the Company, had to comply with this new rule by August 21, 2023. New AWA licensees and registrants must obtain a license and comply with this new rule by February 21, 2024. These regulations are not expected to materially impact our park’s avian operations.

On July 26, 2022, U.S. Rep. Adam Schiff (D-CA) introduced the Strengthening Welfare in Marine Settings Act of 2022 ("SWIMS Act"). This bill would establish prohibitions on capturing, importing, exporting, or breeding of orcas, beluga whales, false killer whales, or pilot whales for the purpose of public display. The bill would prohibit the National Oceanic and Atmospheric Administration from issuing any permit under the Marine Mammal Protection Act of 1972 that authorizes the taking (e.g., capturing) or importation of such orcas or whales for the purpose of public display. The bill would revise the Marine Mammal Protection Act of 1972 to make it unlawful to export such orcas or whales, unless they are being transported to marine mammal sanctuaries or for release into the wild. Further, the bill would make it unlawful under the Animal Welfare Act for any person to breed or artificially inseminate such marine mammals for purposes of using their progeny for public display. The bill was referred to the House Agriculture and Natural Resources Committees. On August 2, 2022, Sen. Dianne Feinstein (D-CA) introduced an identical version of the SWIMS Act in the U.S. Senate. The bill was referred to the Committee on Commerce, Science, and Transportation. No hearings or consideration of the bill were scheduled in the House or Senate before the 117th Congress adjourned on January 3, 2023. On January 30, 2024, the SWIMS Act was reintroduced in the U.S. House, and on January 31, 2024, identical legislation was reintroduced to the U.S. Senate by U.S. Senator Ron Wyden (D-OR).

The United Kingdom Animals (Low-Welfare Activities Abroad) Act of 2023 passed its final parliamentary stage on September 18, 2023 and received Royal Assent on the same day. The bill prohibits the sale and advertising of activities abroad which involve low standards of welfare for animals. Additionally, it provides a framework for future species-specific bans to be introduced but does not itself implement any bans. Throughout the passage in both houses, the main sentiment was broadly focused on Asian elephants and dolphins. The bill has now moved on to the secondary legislation stage where the list of low welfare activities will be developed. The House of Lords deposited into the House of Lords Library a request that zoos and aquariums that are accredited or certified in accordance with high enough welfare standards by a regional or international organization endorsed for these purposes would be excluded from the scope of the prohibited low welfare activity in question.

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

We face a rapidly changing regulatory environment across our business, including wages and hour regulations, employee health and benefit requirement and the policy agenda of the U.S. President and his administration to name a few. For more detailed discussion, see the following under the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K, "Increased labor costs and employee health and welfare benefits may negatively impact our operations; and The policies of the U.S. President and his administration or any changes to tax laws may result in a material adverse effect on our business, cash flow, results of operations or financial condition and may impact our ability to use our net operating loss carryforwards.”

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

Corporate History

Our legacy started in 1959 with the opening of our first Busch Gardens theme park in Tampa, Florida. Since then, we have grown our portfolio of strong brands and strategically expanded across five states. On December 1, 2009, investment funds affiliated with The Blackstone Group L.P. and certain co-investors, through SeaWorld Entertainment, Inc. and its wholly owned subsidiary, SEA, acquired 100% of the equity interests of Sea World LLC (f/k/a Sea World, Inc.) and SeaWorld Parks & Entertainment LLC (f/k/a Busch Entertainment Corporation) from certain subsidiaries of Anheuser-Busch Companies, Inc. We refer to this acquisition and related financing transactions as the “2009 Transactions.” SeaWorld Entertainment, Inc. was incorporated in Delaware on October 2, 2009 in connection with the 2009 Transactions and changed its name from SW Holdco, Inc. to SeaWorld Entertainment, Inc. in December 2012. We completed our initial public offering (the “IPO”) in April 2013 and our common stock was listed on the New York Stock Exchange under the symbol “SEAS”.

On May 8, 2017, an affiliate of ZHG Group, Sun Wise (UK) Co., LTD. (“ZHG”) acquired approximately 21% of the then outstanding shares of our common stock from certain affiliates of Blackstone (the “Seller”), pursuant to a Stock Purchase Agreement between ZHG and the Seller (the “Stock Purchase Agreement”). ZHG pledged such shares in connection with certain loan obligations of ZHG (the “Pledged Shares”). ZHG subsequently defaulted on such loan obligations and, as a result, certain lenders (the “Lenders”) foreclosed on the Pledged Shares and, accordingly, the Pledged Shares were transferred to a security agent for the Lenders (the “Security Agent”), on May 3, 2019. On May 27, 2019, the Security Agent entered into a share repurchase agreement with us pursuant to which the Security Agent agreed to sell and we agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent (the “SEAS Repurchase”). On May 27, 2019, the Security Agent also entered into a stock purchase agreement with Hill Path Capital LP (“Hill Path”) and certain of its affiliates pursuant to which the Security Agent agreed to sell and certain affiliates of Hill Path agreed to purchase, in the aggregate, 13,214,000 of the Pledged Shares held by the Security Agent. The purchase closed on May 30, 2019. As of December 31, 2023, Hill Path owned approximately 42.5% of our total outstanding common stock.

On February 12, 2024, we changed our corporate name from SeaWorld Entertainment, Inc. to United Parks & Resorts Inc. As part of the Name Change, our ticker symbol on the New York Stock Exchange changed from “SEAS” to “PRKS” beginning on February 13, 2024.

Available Information

Our website is http://www.unitedparks.com. Information contained on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge, on or through the “Investor Relations” section of our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission (“SEC”). We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees including principal executive, financial and accounting officers, and it is available free of charge, on or through the “Investor Relations” section of our website along with our Corporate Governance Guidelines, and the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Revenue Committee. We will disclose within four business days any substantive changes in, or waivers of, the Code of Business Conduct and Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K.

The SEC maintains a website at http://www.sec.gov that contains our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our proxy and information statements.

Website and Social Media Disclosure

We use our websites (www.unitedparks.com and www.unitedparksinvestors.com) and at times our park and brand specific social media channels to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at www.unitedparksinvestors.com. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K.

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
•
If we fail to retain and/or hire employees, our business may be adversely affected.
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
•
Our financial condition and results of operations have been previously, and may in the future be, adversely affected by public health events.
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
•
We have previously identified and remediated a material weakness in our internal control over financial reporting. If we fail to maintain effective internal controls, we may conclude that our internal control over financial reporting is not effective, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
•
natural disasters, such as hurricanes, fires, earthquakes, tsunamis, tornados, floods, sinkholes and volcanic eruptions and man-made disasters such as oil spills, which may deter travelers from scheduling vacations or cause them to cancel travel or vacation plans;
•
labor shortages impacting our parks, suppliers or others in the travel industry such as airlines and hotels;
•
inflation;
•
fluctuations in foreign exchange rates;
•
low consumer confidence or changes in consumer taste;
•
supply chain delays or shortages;
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

Any one or more of these factors could adversely affect attendance, revenue, and per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations. Fluctuations in foreign currency exchange rates and inflation impact our business. A strong dollar increases the cost for international tourists and inflationary pressures increase the cost of living which could impact guest’s willingness to visit our parks or guest spending. In addition, demand for our parks is highly dependent on the general environment for travel and tourism, which can be significantly adversely affected by extreme weather events, including ice and snow conditions. In 2021, 2022 and parts of 2023, the United States encountered increased inflation and we experienced increased costs for labor, goods, food, merchandise, services and capital projects. Inflation increases the cost of goods we purchase, capital projects, wages and benefits, and services we buy. If we are not able to offset inflationary costs, our results of operations will be negatively impacted and possibly in a material manner. Any of these such events could have a material adverse effect on our business, financial condition, or results of operations.

Additionally, because many of the attractions at our parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which negatively affects our revenues and results of operations. Adverse weather events could also cause us to incur significant costs to repair or replace rides or facilities and cause extended closure times if rides or facilities have to be replaced. In addition, our costs and the time to repair and replace rides and other in park locations has increased due to recent supply chain disruptions. Natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the series of extreme weather events experienced in recent years presents an alarming trend. For example, attendance at our parks in 2023 was negatively impacted by significantly adverse weather, including some combination of unusual heat, cold and/or rain across most of our markets. Separately, we have previously also experienced negative impacts from weather events in our parks, particularly hurricanes and severe storms, which have caused park closures and other weather impacts.

If we fail to retain and/or hire employees, our business may be adversely affected.

Our success depends in part upon a number of employees, including members of our senior management team who have extensive experience in the industry, as well as our ability to attract, train, motivate and retain qualified employees to keep pace with our needs, including employees with certain specialized skills in the field of animal training and care and other areas of institutional knowledge. We also employ a significant seasonal and part-time workforce which is critical to staffing our parks during peak periods. We recruit year-round to fill thousands of part time and seasonal staffing positions each season and work to manage wages and the timing of the hiring process in an attempt to ensure the appropriate workforce is in place; however, there can be no assurance that we will be successful in the future.

During 2023 and 2022, in part due to the overall labor market, including wage inflationary pressures and the challenging current operating environment, we have faced increased turnover throughout the company and challenges in meeting our staffing goals. These staffing challenges have also led to wage pressures and less than optimal staffing levels, which have impacted and could continue to impact our ability to open some of our food and beverage and retail outlets, caused us to temporarily close some rides or attractions, and/or caused longer wait times in certain areas of our parks, which has and could continue to impact the guest experience. Despite the staffing challenges we have encountered, which at times have included maintenance, security and/or animal care personnel, we have not and will not compromise the safety of our guests, ambassadors or animals. That said, if we are unable to attract and retain adequate numbers of employees to staff our parks especially during peak periods, this could materially adversely affect our business and negatively impact our results of operations and the guest experience as it could impact the number of venues, rides and/or attractions we can open. See also, “Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

Competition for employees is intense and the labor market is experiencing shortages, which has impacted, and has continued to impact, our ability to attract, recruit and retain both qualified senior executives as well as employees for our parks and our headquarters. Many competitors or other businesses in the markets in which we operate have increased wages and/or offered enhanced benefit packages which in some cases may be superior to ours. We have been and could continue to be unable to retain employees or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the current market and/or provide sufficient incentives to retain our existing and future employees. Also, if we fail to maintain a culture that makes our company an attractive place to work, employee morale may be diminished and we may have difficulty retaining our workforce and recruiting new employees. Separately, minimum wage legislation impacts some of our markets which adds additional pressure to our starting wages and increases the possibility of compression which may lead to the departure of experienced personnel.

We have experienced and may continue to experience turnover of key management and executive personnel, and at times we have had delays or difficulty in recruiting and hiring for these positions. In addition, we may not have an effective succession plan for some of our key leadership roles. Turnover of personnel, timing or the extent of turnover activity, failure to attract, motivate and retain our employees, or failure to develop and implement a viable succession plan for our senior management, could adversely affect our business, our ability to grow and maintain our business and our future success. Changes in our management team and/or to the Board of Directors may be disruptive to, or cause uncertainty in, our business, and any additional changes to the management team or the Board of Directors could have a negative impact on our ability to manage and grow our business effectively. Any disruption or uncertainty or difficulty in efficiently and effectively filling key management roles or maintaining and growing our workforce could have a material adverse impact on our business, results of operations and/or the price of our common stock.

We could be adversely affected by a decline in discretionary consumer spending or consumer confidence, including any unfavorable impacts from Federal Reserve interest rate actions and inflation, which may influence discretionary spending, unemployment or the overall economy.

Our success depends to a significant extent on discretionary consumer spending. Some of the factors that may influence consumer spending on entertainment and recreational activities include general economic conditions, the availability of discretionary income, consumer confidence, high interest rates, domestic and global supply chain issues, high levels of unemployment, pandemics, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, the housing market, fluctuating foreign currency exchange rates and credit availability, government measures, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment, including recessionary concerns. Since January 1, 2022, the Federal Reserve raised interest rates eleven times in response to concerns about inflation. Higher interest rates and volatility in financial markets may increase economic uncertainty and negatively affect consumer spending.

The demand for our parks, other entertainment and recreation activities generally, and discretionary travel is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, as well as other adverse economic or market conditions, may reduce our customers’ discretionary income or willingness to spend on parks, entertainment, recreation activities and travel.

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

In the past, severe economic downturns, coupled with high volatility and uncertainty as to the future global economic landscape, have had an adverse effect on consumers’ discretionary income and consumer confidence. Volatile, negative, inflationary or uncertain economic conditions and recessionary periods may adversely impact attendance figures, the frequency with which guests choose to visit our theme parks and guest spending patterns at our theme parks. The actual or perceived weakness in the economy could also lead to decreased spending by our guests. For example, in 2020, we experienced a decline in attendance as a result of the COVID-19 pandemic, which in turn adversely affected our revenue and profitability. Both attendance and total revenue per capita spending at our theme parks are key drivers of our revenue and profitability, and reductions in either can materially adversely affect our business, financial condition and results of operations.

Hill Path Capital LP and its affiliates could be able to significantly influence our decisions and their interests may conflict with ours or yours in the future.

In 2019, Hill Path Capital LP and certain of its affiliates (“Hill Path”) purchased, in the aggregate, 13,214,000 shares of our common stock (the “HP Purchase”). As described more fully in our Form 8-K dated May 27, 2019, we concurrently entered into the Stockholders Agreement, the Registration Rights Agreement and the Undertaking Agreement (collectively, the “HP Agreements”) with Hill Path in connection with the HP Purchase. On July 7, 2020, Hill Path filed with the SEC a Schedule 13D/A (the “Schedule 13D/A”) reporting that such persons had accumulated a total of 27,205,306 shares of our common stock, which represents approximately 42.5% of our total outstanding shares of common stock as of December 31, 2023. Also, certain funds affiliated with Hill Path have other economic interests in the Company. Please refer to their most recent Schedule 13D/A filed on November 14, 2022. In addition, the Hill Path Schedule 13D filed on May 1, 2017, as amended states, among other things, that Hill Path may suggest changes in our business, operations, capital structure, capital allocation, corporate governance, and other strategic matters.

Under the HP Agreements, we agreed to appoint up to three Hill Path director designees (“Hill Path Designees”) to our Board of Directors of which two directors may be affiliated with Hill Path and, subject to the independence standards of the New York Stock Exchange, there must be one Hill Path Designee on each committee of the Board, as determined by Hill Path and subject to the approval of the Nominating and Corporate Governance Committee. Scott Ross, founder of Hill Path, and James Chambers, a Partner at Hill Path are the Hill Path Designees. Mr. Ross currently serves as Chairman of the Board and Chairman of the Compensation Committee and also serves on the Nominating and Corporate Governance Committee and the Revenue Committee. Mr. Chambers serves as Chairman of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee and the Revenue Committee.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our employees to meet our staffing needs. Increased labor costs or turnover due to competition, inflationary pressures, increased minimum wage or employee benefit costs or otherwise has and could continue to put pressure on our margins and adversely impact our operating expenses. For example, the Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions that have impacted our healthcare costs. Additionally, the current administration is encouraging Congress to increase the federal minimum wage more broadly to $15.00 an hour in the private sector. Any future amendments or new legislation could significantly increase our compensation costs, which would reduce our net income and adversely affect our cash flows.

In 2016, San Diego passed legislation which, after the first increase on January 1, 2017, increased its minimum wage over a five-year period to $15.00. Beginning on January 1, 2023, San Diego’s minimum wage was based on the consumer price index and increased to $16.30 per hour. Effective January 1, 2024, San Diego’s minimum wage was increased further to $16.85 per hour. Virginia passed legislation that increased the state minimum wage to $9.50 an hour on May 1, 2021 and increases its minimum wage to $15.00 an hour by 2026. In November 2020, Florida passed a ballot initiative raising its minimum wage to $10.00 per hour effective September 30, 2021. Each September 30th thereafter, the minimum wage shall increase by $1.00 per hour until the minimum wage reaches $15.00 per hour on September 30, 2026. From that point forward, future minimum wage increases shall revert to being adjusted annually for inflation starting September 30, 2027. In addition, a number of companies with whom we compete for talent have announced wage and benefit increases to attract and retain employees in a tight labor market which has driven-up labor costs. Increases to the minimum wage in locations where we do business, wages of companies from whom we compete for talent and/or increased benefit costs will negatively impact our operating expenses. See also “If we fail to hire and/or retain employees, our business may be adversely affected”.

We are subject to complex federal and state regulations governing the treatment of animals, which can change, and to claims and lawsuits by activist groups before government regulators and in the courts.

We operate in a complex and evolving regulatory environment and are subject to various federal and state statutes and regulations and international treaties implemented by federal law. The states in which we operate also regulate zoological activity involving the import and export of exotic and native wildlife, endangered and/or otherwise protected species, zoological display and anti-cruelty statutes. We incur significant compliance costs in connection with these regulations, and violation of such regulations could subject us to fines and penalties and result in the loss of our licenses and permits, which, if occurred, could impact our ability to display certain animals. Future amendments to existing statutes, regulations and treaties or new statutes, regulations and treaties or lawsuits against the Company, government agencies or other third parties in the zoological industry may potentially restrict our ability to maintain our animals, or to acquire new ones to supplement or sustain our breeding programs or otherwise adversely affect our business.

On July 26, 2022, U.S. Rep. Adam Schiff (D-CA) introduced the Strengthening Welfare in Marine Settings Act of 2022 ("SWIMS Act"). This bill would establish prohibitions on capturing, importing, exporting, or breeding of orcas, beluga whales, false killer whales, or pilot whales for the purpose of public display. The bill would prohibit the National Oceanic and Atmospheric Administration from issuing any permit under the Marine Mammal Protection Act of 1972 that authorizes the taking (e.g., capturing) or importation of such orcas or whales for the purpose of public display. The bill would revise the Marine Mammal Protection Act of 1972 to make it unlawful to export such orcas or whales, unless they are being transported to marine mammal sanctuaries or for release into the wild. Further, the bill would make it unlawful under the Animal Welfare Act for any person to breed or artificially inseminate such marine mammals for purposes of using their progeny for public display. The bill was referred to the House Agriculture and Natural Resources Committees. On August 2, 2022, Sen. Dianne Feinstein (D-CA) introduced an identical version of the SWIMS Act in the U.S. Senate. The bill was referred to the Committee on Commerce, Science, and Transportation. No hearings or consideration of the bill were scheduled in the House or Senate before the 117th Congress adjourned on January 3, 2023. On January 30, 2024, the SWIMS Act was reintroduced in the U.S. House, and on January 31, 2024, identical legislation was reintroduced to the U.S. Senate by U.S. Senator Ron Wyden (D-OR).

The United Kingdom Animals (Low-Welfare Activities Abroad) Act of 2023 passed its final parliamentary stage on September 18, 2023 and received Royal Assent on the same day. The bill prohibits the sale and advertising of activities abroad which involve low standards of welfare for animals. Additionally, it provides a framework for future species-specific bans to be introduced but does not itself implement any bans. Throughout the passage in both houses, the main sentiment was broadly focused on Asian elephants and dolphins. The bill has now moved on to the secondary legislation stage where the list of low welfare activities will be developed. The House of Lords deposited into the House of Lords Library a request that zoos and aquariums that are accredited or certified in accordance with high enough welfare standards by a regional or international organization endorsed for these purposes would be excluded from the scope of the prohibited low welfare activity in question.

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

Approximately 59%, 16% and 13% of our revenues in 2023 were generated in the States of Florida, California and Virginia, respectively. Any risks described in this Annual Report on Form 10-K, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally, may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2022, Hurricane Ian led to closures at our parks in Florida and Virginia for a combined 15 operating days which unfavorably impacted our attendance. Also, our parks in Texas have previously been negatively impacted by hurricanes. Although we attempt to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida and in Williamsburg, Virginia

have previously experienced closures as a result of storms, which negatively impacted attendance and results of operations. Furthermore, changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures.

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

We, along with our third party service providers, face security threats, including but not limited to cyber security attacks on our data infrastructure. Like other public companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), rogue employee activity, unauthorized access, cyber-attacks or other computer-related penetrations. We expect to continue devoting significant resources to the security of our information technology systems and the training of our employees and we utilize various procedures and controls to monitor and mitigate technological threats. There can be no assurance that these procedures, investments and/or controls, nor those of our third party service providers, will be sufficient to prevent penetrations, malicious acts or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee, company or protected data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent. In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events. Although to date, cyber security attacks directed at us have not had a material impact on our financial results, due to the evolving nature of security threats, the impact of any future incident cannot be predicted.

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

We have historically experienced and expect to continue to experience seasonal fluctuations in our annual theme park attendance and revenue, which are typically higher in our second and third quarters, partly because four of our theme parks were historically only open for a portion of the year. As a result, approximately two-thirds of our attendance and revenues were historically generated in the second and third quarters of the year and we generally incurred a net loss in the first quarter. In addition, the timing of school vacations and school start dates also cause fluctuations in our quarterly theme park attendance and revenue. For example, revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our theme parks that have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks could also impact attendance patterns.

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

Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brands. For example, in 2016 we announced our partnership with Miral Asset Management LLC to develop SeaWorld Abu Dhabi, a first-of-its-kind marine life themed park on Yas Island, which opened in May 2023. There is no assurance that the Miral partnership or our other strategic initiatives will be successful.

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

Our financial condition and results of operations have been previously, and may in the future be, adversely affected by public health events.

We could face risks related to public health events, including epidemics and pandemics. Preventive measures taken to contain or mitigate public health events including quarantines or lockdowns, travel restrictions, social distance policies, and limiting operations of certain non-essential businesses may materially impact our financial condition and results of operations. For example, our results of operations were impacted by the global COVID-19 pandemic in 2020, 2021 and 2022 due in part to a decline in both international and group-related attendance, capacity limitations, modified/limited operations and/or temporary park closures and decreased demand. In addition, the COVID-19 pandemic, along with other geopolitical and economic factors, disrupted global supply chains and caused labor shortages and inflationary pressures.

The full impact of another public health event on our financial condition and results of operations will depend on various factors, such as the ultimate duration and scope of the crisis, its impact on our customers, employees, suppliers and vendors, imposed restrictions on travel, quarantines and other measures, capacity limitations and enforced social distancing requirements and the duration and magnitude of an economic downturn cause by such crisis. Any of these impacts could have a material adverse effect on our business.

Additionally, our properties are subject to the risk that operations could be halted for a temporary or extended period of time due to a public health event. If there is a prolonged disruption at any of our properties, our business, financial condition, results of operations and prospects will likely be materially adversely affected.

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

We rely on a license from Sesame to use the Sesame Place trade name and trademark and certain other intellectual property rights, including titles, marks, characters, logos and designs from the Sesame Street television series within our Sesame Place theme park located in Langhorne, Pennsylvania (the “Langhorne Sesame Place”), the Sesame Place theme park located in Chula Vista, California (the "San Diego Sesame Place") and any additional future Sesame Place theme parks in the United States (collectively, the “Standalone Parks”) and with respect to Sesame Street themed areas within certain areas of some of our other theme parks, as well as in connection with the sales of certain Sesame Street themed products. The License Agreement with Sesame (the “Sesame License Agreement”) has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a 5-year option added from each new Standalone Park opening. Our use of these intellectual property rights is subject to the approval of Sesame and the parties have certain termination rights under the Sesame License Agreement, including without limitation Sesame’s right to terminate the Sesame License Agreement in whole or in part under certain limited circumstances, including a change of control of United Parks (or of SeaWorld Parks and Entertainment, Inc., a wholly-owned subsidiary of United Parks), our bankruptcy or uncured breach of the Sesame License Agreement, or the termination of the Sesame License Agreement regarding the Langhorne Sesame Place and San Diego Sesame Place theme parks. If we were to lose or have to renegotiate the Sesame License Agreement, our business may be adversely affected.

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

For example, as of December 31, 2023, our Senior Secured Credit Facilities and Senior Unsecured Credit Facilities were rated by Standard and Poor’s Financial Services (corporate credit rated BB- with a positive outlook, the Senior Secured Credit Facilities rated BB, and the Senior Unsecured Credit Facilities rated B) and Moody’s Investors Service (corporate family rated Ba3 with a stable outlook, the Senior Secured Credit Facilities rated Ba2, and the Senior Unsecured Credit Facilities rated B2). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds and related margins, liquidity and access to capital markets. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings could increase our borrowing costs.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2023, our total indebtedness was approximately $2.126 billion. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, capital expenditures, future business opportunities and/or share repurchases of our common stock; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth. During 2021, 2022 and parts of 2023, the United States experienced increasing inflation. Increased inflation is likely to cause interest rates (including SOFR) to increase. For example, since January 1, 2022, in light of increasing inflation, the Federal Reserve increased interest rates eleven times. Any further increase could increase our borrowing costs on variable debt and adversely affect our business. We do not currently have any of our debt hedged. A hypothetical increase in Adjusted Term SOFR of 100 bps would increase our annual interest expense by approximately $11.7 million. Increased debt service costs would adversely affect our cash flow and net income. There can be no assurance that if we intend to enter into a hedge, that we will be able to enter into hedging arrangements on favorable terms or at all.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. If we are unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our obligations and impair our liquidity. There can be no assurance that any refinancing of our indebtedness will be possible and any such refinancing could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. We from time to time may increase the amount of our indebtedness, modify the terms of our financing arrangements, make capital expenditures, issue dividends and take other actions that may substantially increase our leverage.

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

We have previously identified and remediated a material weakness in our internal control over financial reporting. If we fail to maintain effective internal controls, we may conclude that our internal control over financial reporting is not effective, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

We have previously identified and remediated a material weakness in our internal control over financial reporting. If we fail to maintain effective internal controls, we may conclude that our internal control over financial reporting is not effective, which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

As described Part II “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, a material weakness in the Company’s internal control over financial reporting existed previously which was initially disclosed as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified and implemented a number of actions that effectively remediated the previously-disclosed material weakness and concluded that as of December 31, 2023 its internal control over financial reporting was effective. However, the Company cannot provide assurances that the remediated material weakness will not reoccur in the future, or that a new material weakness will occur. The existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. If such material weakness is not remediated effectively or in a sufficient amount time, the Company could be impacted by a material misstatement of our annual or interim financial statements that was not prevented or detected in a timely basis, which could have a negative effect on our results of operations and/or the trading price of our securities.

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

Separately, the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, contained a number of changes to U.S. federal tax laws. The Tax Act, among other changes, imposed limitations on the deductibility of interest. On August 16, 2022, the Inflation Reduction Act (“IRA”) of 2022 was signed into law. This legislation includes a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases among its key tax provisions effective for years beginning after December 31, 2022. While the IRA has not had a material impact on our operations, there can be no guarantee that this will continue to be the case.

The relationship between the United States and foreign countries could impact consumers’ willingness to spend discretionary income, the availability and/or cost of goods, the availability of international flights or visas, and/or the ability or desire of foreign tourists to visit the United States.

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

We continue to monitor changes and proposed changes to tax and other laws that may impact our business, results of operations, and financial condition and liquidity. It is currently unclear how the agenda of the current or future administration will impact our business.

Risks Related to Ownership of Our Common Stock

Our stock price may change significantly, and you may not be able to sell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2023, our common stock close price has ranged from $7.46 to $74.44. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond our control, including:

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

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects and expenses, managing debt levels, and periodically returning capital to our stockholders through share repurchases and/or dividends. There can be no assurance that our capital allocation decisions will enhance stockholder value. Our Board has previously authorized a share repurchase of up to $250.0 million of our common stock (the “Share Repurchase Program”), of which approximately $38.5 million remained available under the Share Repurchase Program as of December 31, 2023. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.

The IRA, which was passed in August 2022, contains a 1% excise tax on share repurchases, which may impact our future decisions on how to return value to shareholders in the most tax efficient manner and would increase the cost of share repurchases.

During 2023, we completed share repurchases of 313,750 shares for an aggregate total of approximately $17.9 million. Repurchases of our common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness. See Note 18–Stockholders’ Deficit in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In addition, the shares of our common stock reserved for future issuance under the 2017 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, any applicable lock-up agreements in effect from time to time and Rule 144, as applicable. A total of 15,000,000 shares of common stock were reserved for issuance under the 2017 Omnibus Incentive Plan, of which approximately 6,920,000 shares of common stock remain available for future issuance as of December 31, 2023. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 49.8% of our common stock outstanding as of December 31, 2023. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have an established process led by our Chief Information Officer (“CIO”) that governs how we assess, respond and report, internally and externally, the occurrence of cybersecurity incidents and threats. Typical incidents and threats are cataloged and reported to the CIO on a weekly basis together with details regarding the mitigation actions implemented as well as other possible mitigation actions that could be implemented to mitigate or prevent future similar incidents. Urgent or severe incidents are reported to the CIO immediately where triage then begins and does not end until the threat has been mitigated. Depending on the nature and severity of an incident, our process provides for escalating notification to our CEO and the Board including the Chairman of the Board, our Lead Independent Director and the Audit Committee chair. Otherwise, the Audit Committee receives quarterly reports that summarize the new threats identified over the quarter as well as threats that were mitigated over the quarter, with details on the quantity, severity, and addressability of the incidents.

The Company has adopted the Center for Internet Security (“CIS”) framework for cybersecurity defense. The CIS framework is a leading set of best practices for cybersecurity policies and procedures created by the non-profit Center for Internet Security, which are used or referenced by multiple legal, regulatory, and policy frameworks. The CIS framework includes: (1) a prioritized set of safeguards to mitigate the most prevalent cyber-attacks against systems; and (2) a set of a recommended actions for cyber defense that provide specific and actionable ways to thwart the most pervasive attacks.

Our approach to cybersecurity risk management includes the following key elements:

•
Multi-Layered Defense and Continuous Monitoring – We work to protect our computing environments and products from cybersecurity threats through multi-layered defenses and apply lessons learned from penetration testing and bulletins published by CIS to help prevent future attacks. We utilize data analytics to detect anomalies and search for cyber threats. Our Security Incident and Event Management (“SIEM”) system provides comprehensive cyber threat detection and response capabilities and maintains a 24x7 monitoring system which complements the technologies, processes and threat detection techniques we use to monitor, manage and mitigate cybersecurity threats. From time to time, we engage third-party consultants or other advisors to assist in assessing, identifying and/or managing cybersecurity threats. We also periodically use our Internal Audit function to conduct additional reviews and assessments.
•
Insider Threats – We maintain an insider threat program designed to identify, assess, and address potential risks from within the Company. Our program evaluates potential risks consistent with industry practices, customer requirements and applicable law, including privacy and other considerations.
•
Training and Awareness – We provide awareness training to our employees to help identify, avoid and mitigate cybersecurity threats. Our employees with network access participate annually in required training, including spear phishing and other awareness training.
•
Supplier Engagement – We require our suppliers to comply with our standard information security terms and conditions, in addition to any requirements from our customers, as a condition of doing business with us, and require them to complete information security questionnaires to review and assess any potential cyber-related risks depending on the nature of the services being provided.

We regularly receive vulnerability threat information from our product vendors as well as CIS and other third-party sources. In order to prioritize mitigation efforts, we categorize threats based on likelihood of occurrence and the potential severity of an incident related to the threat. The Information Technology Department reports overall threat collection and mitigation status at least monthly to the CIO and at least quarterly to the Board and ERMC.

Cyber threats are discussed routinely (weekly, monthly, and quarterly) and ad-hoc based on the activities of that time. These threats are used to gauge the size and competency of the organization, the effectiveness of our tools, the sensitivity of the applications we use, and the security of the fundamental architecture that our system is built upon. This then drives decisions for staff, tools, and changes that may require capital or other funding.

We conduct third-party penetration testing on both a routine and ad-hoc basis. Routine penetration testing occurs at least annually and focuses on specific elements within our system, usually without notification to any of the Company's employees involved in those systems. Ad-hoc penetration testing occurs when we learn of a specific vulnerability of concern or when we resolve an alert from an imposing threat.

We also conduct table-top cyber exercises on an annual basis to ensure that the organization is prepared in the event that a significant breach actually occurs. These table-top exercises simulate a real cyber event (such as a ransom letter) in order to walk through the response process, gain information regarding how we react to incidents, identify areas of vulnerability, and recommend changes based on the outcome of the exercises.

While we have experienced cybersecurity incidents in the past, to date we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected the Company or our financial position, results of operations and/or cash flows. We continue to invest in cybersecurity and the resiliency of our networks and continue to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. As discussed more fully under Item 1A – “Risk Factors”, however, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. No matter how well designed or implemented our cybersecurity controls are, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventative measures against cybersecurity breaches in a timely manner.

Cybersecurity Governance

We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks, which includes engagement with both senior management and the Board. Our Board is responsible for overseeing our enterprise risk management activities in general, including those related to cybersecurity, and each of our Board committees assists the Board in the role of risk oversight. The full Board receives an update on our risk management process and the risk trends related to cybersecurity at least annually. Further, the Audit Committee specifically assists the Board in its oversight of risks related to cybersecurity. To help ensure effective oversight, the Audit Committee receives reports on information security and cybersecurity from the CIO at least four times a year.

Our cybersecurity function is part of our Information Technology Department and is managed by our CIO who oversees the management of cybersecurity risk and the protection and defense of our networks and systems. Our CIO has over 30 years of experience assisting IT leadership within the Department of Defense and other federal government agencies with IT architecture and solutions including cyber security. Within the Information Technology Department, these activities are orchestrated through cooperation between our cyber security group and our network engineering group. The individuals performing these functions include cybersecurity professionals with broad experience and expertise, including cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance and include professionals who are qualified as Certified Information Systems Security Professionals. The teams within our cybersecurity group and our network engineering group work together to: identify and mitigate risks; respond to active cyber activity on our networks; respond to recent activity publicized by the Center for Internet Security (CIS) or other reputable cybersecurity organizations; and respond to patches and updates provided by our vendors.

In addition, our Enterprise Risk Management Committee (“ERMC”) considers risks relating to cybersecurity, among other significant risks, and applicable mitigation plans to address such risks. The ERMC is a cross-functional committee that reports to the Executive Leadership Team and is chaired by our Chief Financial Officer. The ERMC meets during the year at least quarterly and receives periodic updates on cybersecurity risks from the CIO, who is a member of the committee.

Item 2. Properties

The following table summarizes our principal properties as of December 31, 2023, which includes approximately 400 acres of land available for future development.

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

The annual rent under the lease is calculated on the basis of a specified percentage of Sea World LLC’s gross income from the Premises (the “Percentage Rent”), or the minimum yearly rent (the “Minimum Rent”), whichever is greater. Portions of the Percentage Rent are subject to adjustment every 10 years. The minimum yearly rent which was approximately $10.4 million for the each of the years ended December 31, 2023, 2022 and 2021, is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The current minimum yearly rent is next subject to adjustment on January 1, 2026.

The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego. As a result, the Company continues to defer payment of $8.3 million of Minimum Rent for the year ended December 31, 2020 along with certain accrued fees which together are included in accounts payable and accrued expenses as of December 31, 2023.

See further discussion in Note 13–Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

This information is set forth under Note 14–Commitments and Contingencies to the consolidated financial statements included in Part IV, Item 15, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “PRKS.” As of February 23, 2024, there were approximately 216 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We currently do not pay a dividend.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the five-year cumulative total stockholder return for our common stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index and the S&P 400 Movies & Entertainment Index. The graph assumes that $100 was invested in our common stock and in each index at the market close on December 31, 2018 and assumes that all dividends, if any, were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
United Parks & Resorts Inc.	$100.00	$143.55	$143.01	$293.62	$242.21	$239.13
S&P 500 Index - Total Return	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P Midcap 400 Index	$100.00	$126.20	$143.44	$178.95	$155.58	$181.15
S&P 400 Movies & Entertainment Index	$100.00	$117.47	$73.80	$73.27	$102.50	$127.05

Note: Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.

Index Data: Copyright Standard and Poor’s Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2023.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by us during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2023	October 31, 2023	—	$—	—	$38,510,748
November 1, 2023	November 30, 2023	5,952	$46.51	—	$38,510,748
December 1, 2023	December 31, 2023	399	$52.38	—	$38,510,748
Total		6,351		—	$38,510,748

(1)
All purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, we announced that our Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, during the year ended December 31, 2022, we repurchased 3,774,659 shares for an aggregate total of approximately $193.6 million. During the year ended December 31, 2023, we repurchased 313,750 shares for an aggregate total of approximately $17.9 million, leaving approximately $38.5 million available as of December 31, 2023.

Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of December 31, 2023. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 18–Stockholders’ Deficit in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to our “theme parks” or “parks” in the discussion that follows includes all of our owned separately gated parks. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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
•
Liquidity, Capital Resources and Indebtedness: Provides a discussion of our cash flows, sources and uses of cash, commitments, capital resources and indebtedness as of December 31, 2023.
•
Critical Accounting Policies and Estimates: Provides a discussion of our critical accounting policies which require the exercise of judgment and the use of estimates.

Management’s discussion and analysis relating to the fiscal year ended December 31, 2022 and the applicable year-to-year comparisons to the fiscal year ended December 31, 2021 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which specific discussion is incorporated herein by reference.

Business Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world. We own or license a portfolio of recognized brands, including SeaWorld, Busch Gardens, Aquatica, Discovery Cove and Sesame Place. Over our more than 60-year history, we have developed a diversified portfolio of 13 differentiated theme parks that are grouped in key markets across the United States and in the United Arab Emirates. Many of our theme parks showcase our one-of-a-kind zoological collection and feature a diverse array of both thrill and family-friendly rides, educational presentations, shows and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

Recent Developments

See the discussion under “Recent Developments” in the “Business” section included elsewhere in this Annual Report on Form 10-K, which includes discussions relating to the current operating environment, debt repricing transaction and corporate name change.

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

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•
Admission Per Capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix (including the impact of pass visitation rates), and the park attendance mix, among other factors. The admissions product mix, also referred to as the attendance or visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual/season passes or complimentary tickets/passes and can be impacted by the mix of guests as domestic and international guests generally purchase higher admission per capita ticket products than local guests. A higher mix of attendance from complimentary tickets/passes will lower admissions per capita. Pass visitation rates are the number of visits per pass. A higher number of visits per pass, including complimentary passes, would yield a lower admissions per capita as the revenue is recognized over more visits. The park attendance mix is defined as the mix of theme parks visited and can impact admission per capita based on the theme park’s respective pricing which, on average, is lower for our water parks compared to our other theme parks.
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

Attendance

The level of attendance in our theme parks is generally a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, marketing and sales efforts, awareness and type of ticket and park offerings, travel patterns of both our domestic and international guests, fluctuations in foreign exchange rates and global and regional economic conditions, consumer confidence, the external perceptions of our brands and reputation, industry best practices and perceptions as to safety. The external perceptions of our brands and reputation have at times impacted relationships with some of our business partners, including certain ticket resellers that have terminated relationships with us and other zoological-themed attractions. As a result of the COVID-19 pandemic and the related impacts, travel from international and/or domestic markets were impacted in 2021, 2022 and parts of 2023. We continuously monitor factors impacting our attendance, making strategic operations, marketing and sales adjustments as necessary.

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

Results of Operations

The following discussion provides an analysis of our operating results for the years ended December 31, 2023 and 2022.

Comparison of the Years Ended December 31, 2023 and 2022

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following table presents key operating and financial information for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31,		Variance
	2023	2022	#	%
Selected Statements of Comprehensive Net Income Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$954,083	$965,232	$(11,149)	(1.2%)
Food, merchandise and other	772,504	766,005	6,499	0.8%
Total revenues	1,726,587	1,731,237	(4,650)	(0.3%)
Costs and expenses:
Cost of food, merchandise and other revenues	131,697	135,217	(3,520)	(2.6%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	758,874	735,687	23,187	3.2%
Selling, general and administrative expenses	221,237	200,074	21,163	10.6%
Severance and other separation costs	816	108	708	NM
Depreciation and amortization	154,208	152,620	1,588	1.0%
Total costs and expenses	1,266,832	1,223,706	43,126	3.5%
Operating income	459,755	507,531	(47,776)	(9.4%)
Other income, net	(18)	(43)	25	(58.1%)
Interest expense	146,666	117,501	29,165	24.8%
Income before income taxes	313,107	390,073	(76,966)	(19.7%)
Provision for income taxes	78,911	98,883	(19,972)	(20.2%)
Net income	$234,196	$291,190	$(56,994)	(19.6%)
Other data:
Attendance	21,606	21,939	(333)	(1.5%)
Total revenue per capita	$79.91	$78.91	$1.00	1.3%
Admission per capita	$44.16	$44.00	$0.16	0.4%
In-park per capita spending	$35.75	$34.91	$0.84	2.4%

NM-Not meaningful

Admissions revenue. Admissions revenue for the year ended December 31, 2023 decreased $11.1 million, or 1.2%, to $954.1 million as compared to $965.2 million for the year ended December 31, 2022. The decline was a result of a decrease in attendance of 0.3 million guests, or 1.5%, partially offset by an increase in admission per capita. The decrease in attendance was primarily due to significantly adverse weather, including some combination of unusual heat, cold and/or rain, across most of our markets, including during peak visitation periods. Admission per capita increased by 0.4% to $44.16 in 2023 compared to $44.00 in 2022. Admission per capita increased primarily due to the realization of higher prices in our admission products resulting from our strategic pricing efforts and the impact of the park attendance mix, which was partially offset by the impact of the admissions product mix when compared to 2022.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2023 increased $6.5 million, or 0.8% to $772.5 million as compared to $766.0 million for the year ended December 31, 2022. The increase results from improved in-park per capita spending, partially offset by the decrease in attendance discussed above. In-park per capita spending increased by 2.4%, to $35.75 in 2023 from $34.91 in 2022. In park per capita spending improved primarily due to pricing initiatives and an increase in revenue related to our international agreements when compared to 2022, partially offset by factors including weather, the admissions product mix, closures and disruption related to construction delays at certain in park locations. See Note 4–Revenues in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on our international agreements.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2023 decreased $3.5 million, or 2.6%, to $131.7 million as compared to $135.2 million for the year ended December 31, 2022. The decrease is primarily due to a decrease in related revenue along with decreased freight costs and the impact of implemented structural cost savings initiatives.

Operating expenses. Operating expenses for the year ended December 31, 2023 increased by $23.2 million, or 3.2% to $758.9 million as compared to $735.7 million for the year ended December 31, 2022. The increase in operating expenses is primarily due to an increase in non-cash asset write-offs and self-insurance reserve adjustments, and an increase in costs associated with our international services agreements, partially offset by the impact of implemented structural cost savings initiatives when compared to 2022. See Note 4–Revenues in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on our international services agreements.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2023 increased by $21.2 million, or 10.6% to $221.2 million as compared to $200.1 million for the year ended December 31, 2022. The increase in selling, general and administrative expenses is primarily due to an increase in third-party consulting costs and legal fees, including nonrecurring costs primarily related to strategic initiatives, and an increase in labor-related costs, partially offset by the impact of implemented cost savings and efficiency initiatives when compared to 2022.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2023 increased by $1.6 million, or 1.0% to $154.2 million as compared to $152.6 million for the year ended December 31, 2022. The increase primarily relates to new asset additions partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the year ended December 31, 2023 increased $29.2 million, or 24.8% to $146.7 million as compared to $117.5 million for the year ended December 31, 2022. The increase primarily relates to increased interest rates on variable rate debt.

Provision for income taxes. Provision for income taxes was $78.9 million compared to $98.9 million in the years ended December 31, 2023 and 2022, respectively. Our consolidated effective tax rate was 25.2% for 2023 compared to 25.3% for 2022. The effective tax rates in the years ended December 31, 2023 and 2022 were primarily impacted by state income taxes and other compensation related items, partially offset by tax credits and a tax benefit related to equity-based compensation which vested during the period. See Note 12–Income Taxes in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of December 31, 2023, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.9. We typically have operated with a working capital ratio of near 1.0 due to significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

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

Share Repurchases

See Note 18–Stockholders’ Deficit in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the Company's share repurchase programs.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net cash provided by operating activities	$504,916	$564,588	$503,012
Net cash used in investing activities	(305,607)	(200,705)	(128,854)
Net cash used in financing activities	(34,707)	(726,049)	(364,897)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$164,602	$(362,166)	$9,261

Cash Flows from Operating Activities

Net cash provided by operating activities was $504.9 million during the year ended December 31, 2023 as compared to $564.6 million during the year ended December 31, 2022. The change in net cash provided by operating activities was primarily impacted by an increase in interest expense and a decline in operating performance.

Net cash provided by operating activities was $564.6 million during the year ended December 31, 2022 as compared to $503.0 million during the year ended December 31, 2021. Net cash provided by operating activities was primarily impacted by improved operating performance, including increased sales of admission and other products.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2023 consisted primarily of capital expenditures of $304.8 million largely related to future attractions (see further breakdown of capital expenditures in the table below). Net cash used in investing activities during the years ended December 31, 2022 and 2021 consisted of capital expenditures of $200.7 million and $128.9 million, respectively.

The following table presents detail of our capital expenditures for the periods indicated. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

	For the Year Ended December 31,
	2023	2022	2021
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$181,850	$131,940	$68,065
Expansion/ROI projects(b)	122,986	68,765	60,789
Capital expenditures, total	$304,836	$200,705	$128,854

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

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2023 results primarily from share repurchases of $17.9 million, repayments of $12.0 million on our long-term debt, and payment of tax withholdings on equity-based compensation through shares withheld of $6.9 million.

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

See Note 11–Long-Term Debt and Note 18–Stockholders' Deficit to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of December 31, 2023, our indebtedness consisted of senior secured credit facilities, 8.75% first-priority senior secured notes (the “First-Priority Senior Secured Notes”) and 5.25% senior notes due 2029 (the “Senior Notes”).

See discussion which follows and Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details related to our indebtedness and related debt transactions.

Senior Secured Credit Facilities

SEA is the borrower under the senior secured credit facilities, as amended and restated pursuant to a credit agreement (the “Amended and Restated Credit Agreement”) dated August 25, 2021 (the “Senior Secured Credit Facilities”).

As of December 31, 2023, our Senior Secured Credit Facilities consisted of $1.173 billion in Term B Loans, which will mature in August 2028, along with a $390.0 million Revolving Credit Facility, which had no amounts outstanding as of December 31, 2023 and will mature in August 2026. As of December 31, 2023, SEA had approximately $18.4 million of outstanding letters of credit, leaving approximately $371.6 million available for borrowing under the Revolving Credit Facility.

Senior Notes and First-Priority Senior Secured Notes

As of December 31, 2023, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029 and $227.5 million in aggregate principal amount of First-Priority Senior Secured Notes, due on May 1, 2025.

Covenant Compliance

As of December 31, 2023, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes. See Note 11–Long-Term Debt to our consolidated financial statements for further details relating to our restrictive covenants.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus (i) income tax provision (benefit), (ii) loss on extinguishment of debt, (iii) interest expense, consent fees and similar financing costs, (iv) depreciation and amortization, (v) equity-based compensation expense, (vi) certain non-cash charges/credits including those related to asset disposals and self-insurance reserve adjustments, (vii) certain business optimization, development and strategic initiative costs, (viii) merger, acquisition, integration and certain investment costs, and (ix) other nonrecurring costs including incremental costs associated with the COVID-19 pandemic or similar unusual events.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$234,196	$291,190	$256,513
Provision for (benefit from) income taxes	78,911	98,883	(164)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	—	58,827
Interest expense	146,666	117,501	116,642
Depreciation and amortization	154,208	152,620	148,660
Equity-based compensation expense (b)	17,961	19,757	41,018
Loss on impairment or disposal of assets and certain non-cash expenses (c)	31,636	14,218	7,099
Business optimization, development and strategic initiative costs (d)	33,903	19,846	8,759
Certain investment costs and other taxes	1,711	1,128	830
COVID-19 related incremental costs (e)	9,076	6,689	22,562
Other adjusting items (f)	5,223	6,413	1,302
Adjusted EBITDA (g)	713,491	728,245	662,048
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (h)	23,100	1,600	7,100
Other adjustments as defined in the Debt Agreements (i)	7,350	10,877	19,990
Covenant Adjusted EBITDA (j)	$743,941	$740,722	$689,138
(a)
Reflects a loss on early extinguishment of debt and write-off of discounts and debt issuance costs associated with the Refinancing Transactions in 2021. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(b)
Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. For the year ended December 31, 2021, includes equity compensation expense related to certain performance vesting restricted awards which were previously not considered probable of vesting. See Note 17-Equity Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(c)
Reflects primarily non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service. See Note 8–Property and Equipment, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. For the years ended December 31, 2023 and 2022 also includes approximately $11.8 million and $6.5 million, respectively, related to non-cash self-insurance reserve adjustments.
(d)
For the year ended December 31, 2023, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $16.9 million of third-party consulting costs and (ii) $15.3 million of other business optimization costs and strategic initiative costs.

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

(e)
For the year ended December 31, 2023, primarily reflects costs associated with nonrecurring contractual liabilities and respective assessments, and certain legal matters related to the previously disclosed temporary COVID-19 park closures.

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

See Note 14–Commitments and Contingencies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2023. The following table summarizes our principal contractual obligations as of December 31, 2023:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$2,125,500	$12,000	$251,500	$1,137,000	$725,000
Interest on long-term debt(b)	684,190	155,180	275,110	228,525	25,375
Operating and finance leases(c)	280,353	27,804	25,656	21,651	205,242
Purchase obligations, license commitments and other(d)	262,252	173,032	84,053	2,067	3,100
Total contractual obligations	$3,352,295	$368,016	$636,319	$1,389,243	$958,717
(a)
Represents principal payments. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(b)
Includes amounts attributable to the Senior Secured Credit Facilities, Senior Notes and First-Priority Senior Notes calculated as of December 31, 2023 using certain assumptions. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(c)
Represents commitments under long-term operating and finance leases requiring annual minimum lease payments, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California. Included in the less than 1 year column is approximately $13.8 million in deferred rent payments and certain fees related to the land lease, which is accrued as of December 31, 2023. See Note 13–Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(d)
We have minimum purchase commitments with various vendors through 2031. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services. Amounts have been calculated using early termination fees or non-cancelable minimum contractual obligations by period, as applicable, under contracts that were in effect as of December 31, 2023. In addition, in connection with the Sesame License Agreement we have made certain commitments, as a result, obligations related to this agreement are included in the table above. For further details, refer to Note 14–Commitments and Contingencies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In the ordinary course of business, we execute contracts involving customary events of default in the case of certain events such as bankruptcy or insolvency involving the Company, material breach in contract terms, and indemnifications specific to a transaction such as the sale of a business. We regularly evaluate the probability of having to incur costs associated with these obligations and have accrued for expected losses that are probable and estimable, if any.

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

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that deferred tax assets (primarily net operating loss and charitable contribution carryforwards) will be recovered from future taxable income. To the extent that we believe that recovery is not more likely than not, a valuation allowance against those amounts is recorded. To the extent that we record a valuation allowance or a change in the valuation allowance during a period, we recognize these amounts as income tax expense or benefit in the consolidated statements of operations. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a rolling three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from shares of stock sold by these same stockholders.

We utilize a two-step approach to recognize and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolutions of related appeals or litigation process. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating our tax positions and estimating our tax benefits. There is no uncertain tax benefit recorded for the periods ending December 31, 2023, 2022, and 2021, and no interest or penalties have been accrued. Within twelve months, we do not expect to record any uncertain tax benefit.

Significant management judgment is required in determining our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Management has analyzed all available evidence, both positive and negative, using a more likely than not standard in assessing the need for a valuation allowance against its deferred income tax assets. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of the statutory carryback and carryforward periods and tax planning alternatives. Forecasted financial performance is not used as evidence until such time as we have cumulative pretax income for a rolling 36-month period. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we use to manage the underlying business.

Through December 31, 2020, approximately $65.6 million of valuation allowances were established for some of our deferred tax assets, which, based on our analysis at the time, we believed did not meet the “more likely than not” criteria and would expire before being realized in future periods. Based on our assessment of the realizability of our deferred tax assets during the year ended December 31, 2021, which included a review of current and forecasted financial performance as we were in a cumulative pretax income position, we believed that some of these deferred tax assets met the “more likely than not” criteria and would be realized in future periods before they expire. As a result, we reversed our valuation allowances by approximately $60.8 million during the year ended December 31, 2021.

As of December 31, 2021, we had a valuation allowance of approximately $4.8 million, net of federal tax benefit, on our deferred tax assets relating to state net operating losses, which we believed did not meet the “more likely than not” criteria and would expire before being realized in future periods. As of December 31, 2023 and 2022, we have a valuation allowance of approximately $5.0 million and $4.6 million, respectively, net of federal tax benefit, on our deferred tax assets related to state net operating loss carryforwards.

Our valuation allowances, in part, rely on estimates and assumptions related to our future financial performance.

For further details, also refer to Note 12–Income Taxes, in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt. We have no interest rate swap agreements outstanding as of December 31, 2023. We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At December 31, 2023, approximately $1.2 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $390.0 million, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $15.6 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $11.7 million.

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

Our management, under the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

Completed Remediation of Prior Years’ Material Weakness

As initially disclosed as of September 30, 2021, and reported in our Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021, our management, including our principal executive officer and principal financial officer, concluded there was a material weakness over financial reporting. The material weakness that was identified was a deficiency within the control environment which resulted from a lack of sufficient policies and procedures surrounding the frequency, manner and extent in which Board members engage with management, resulting, in part, from increased Board engagement with management, as disclosed in Part I, Item 1, “Current Operating Environment” included elsewhere in this Annual Report on Form 10-K. The control deficiency did not result in a material misstatement of any of the Company’s annual or interim consolidated financial statements. Further, management believes and has concluded that the consolidated financial statements for the prior periods and included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. Generally accepted accounting principles.

As previously disclosed, the Company began steps to evaluate and remediate the control environment in early 2022. In particular, management and Board determined that it should establish and/or enhance additional policies and procedures relating to Board engagement and establish a process to evaluate adherence to the policies and procedures. Based upon a recommendation of the Audit Committee, the Board further formed a committee (the “Committee”) to execute a remediation plan and engaged independent consultants to advise the Committee and management as it relates to this deficiency. As part of the remediation plan, management and the Board identified and implemented a number of actions including the following:

•
Named a lead director whose responsibilities, amongst others, include acting as a liaison and monitoring the frequency, manner and extent of Board and management engagement.
•
Enlisted independent expert consultants to advise, evaluate and test identified controls.
•
Enhanced evaluation of the control environment, including by updating the frequency and scope of the fraud risk assessment.
•
Increased testing of certain transactional and entity level controls including mapping and testing of controls designed to mitigate identified risks.
•
Implemented additional regular sessions between senior management and the Board.
•
Initiated and conducted training and education for members of the Board and certain members of senior management regarding the internal control framework and corporate policies related to Board and management engagement.

During the fourth quarter of fiscal 2023, we successfully completed the testing necessary to conclude that the material weakness has been remediated. As such, management, including our principal executive officer and principal financial officer have concluded that the plan and actions described above were satisfactorily executed and the related policies, procedures and controls have been implemented, operated effectively and tested satisfactorily for a sufficient period of time to demonstrate that the previously identified material weakness has been remediated as of December 31, 2023. The Company is committed to evaluating and monitoring adherence to the established policies and procedures listed above.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There were no other changes in our internal control over financial reporting identified during the most recent quarter covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management, under the supervision and participation of the principal executive officer and principal financial officer, determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the year ended December 31, 2023, on June 12, 2023, Kyle R. Miller, the Company's Chief Park Operations Officer – Florida Parks entered into a Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Miller's 10b5-1 Plan provides for the potential sale of up to 12,000 shares of the Company’s common stock over the term of the plan, which runs between July 14, 2023 and July 12, 2024. Potential sales under Mr. Miller’s 10b5-1 Plan are subject to a stock price condition, which provides that sales will only occur if the Company’s stock price meets a certain minimum price.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our Equity Compensation Plan as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	428,514	$46.14	6,920,454
Equity compensation plan not approved by security holders	—	—	—
Total	428,514	$46.14	6,920,454

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets	F-6

Consolidated Statements of Operations	F-7

Consolidated Statements of Changes in Stockholders’ Deficit	F-8

Consolidated Statements of Cash Flows	F-9

Notes to Consolidated Financial Statements	F-10 to F-33

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-34 to F-38

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index beginning on page 61.

Exhibit Index
Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of United Parks & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2013 (File No. 001-35883))

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of United Parks & Resorts Inc., effective June 15, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2016 (File No. 001-35883))

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of United Parks & Resorts Inc., effective February 12, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2024 (File No. 001-35883))

3.4	Amended and Restated Bylaws of United Parks & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2024 (File No. 001-35883))

4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35883))

4.2

Indenture, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020 (File No. 001-35883))

4.3

First Supplemental Indenture, dated as of April 26, 2021, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee for the 8.750% First-Priority Senior Secured Notes Due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

4.4

Indenture, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2021 (File No. 001-35883))

10.1

Restatement Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the subsidiary guarantors party thereto, the financial institutions list on the signature pages thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, as Collateral Agent, as Issuing Bank and as Swingline Lender. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2021 (File No. 001-35883))

10.2

Amendment No. 1, dated as of June 12, 2023, to the Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-35883))

10.3

Amendment No. 2, dated as January 22, 2024, to the Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2024 (File No. 001-35883))

10.4

Lease Amendment, dated January 9, 1978, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.5

Lease Amendment, dated March 6, 1979, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

Exhibit No.	Description
10.6

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

10.12†	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (File No. 333-185697))

10.13†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.14†

Fourth Amended & Restated Stock Ownership Guidelines, adopted February 22, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10. 2023 (File No. 001-35883))

10.15†

Amended and Restated Key Employee Severance Plan, effective March 1, 2017 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

10.16†

Incentive Compensation Clawback Policy, effective October 11, 2017(incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35883))

10.17

License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-35883))

10.18†	United Parks & Resorts Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2017 (File No. 001-35883))

10.19†

Form of Amendment #1 to Restricted Stock Grant and Acknowledgment and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2017 (File No. 001-35883))

10.20†

Form of Deferred Stock Unit Grant Notice and Deferred Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

Exhibit No.	Description
10.21

Cooperation Agreement, dated November 5, 2017, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.22

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

10.24

Amended and Restated Undertaking Agreement, dated May 27, 2019, by and among SeaWorld Entertainment, Inc. and Hill Path Capital LP, Scott I. Ross and James P. Chambers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.25

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

10.27†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (2019 Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q-K filed on November 7, 2019 (File No. 001-35883))

10.28

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

10.29

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
10.33

Trademark Security Agreement, dated as of April 30, 2020, by SeaWorld Parks & Entertainment, Inc., Sea World LLC and SeaWorld Parks & Entertainment LLC, and in favor of Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.34†

Form of 2020 Letter Amendment to Performance Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

10.35

Intercreditor Agreement, dated as of August 5, 2020, among JPMORGAN CHASE BANK, N.A., as Credit Agreement Agent, WILMINGTON TRUST, NATIONAL ASSOCIATION, as First Priority Notes Collateral Agent, each Other First Priority Lien Obligations Agent from time to time party hereto, each in its capacity as First Lien Agent, WILMINGTON TRUST, NATIONAL ASSOCIATION, solely in its capacity as Trustee and Second Priority Collateral Agent and each collateral agent for any Future Second Lien Indebtedness from time to time party hereto, each in its capacity as Second Priority Agent. incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.36†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35883))

10.37†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

10.38†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees—Time-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

10.39†

Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees—Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

10.40†

Amended and Restated Outside Director Compensation Policy, effective January 1, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023 (File No. 001-35883))

10.41

Amendment 1 to License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.42

Amended and Restated Security Agreement dated as of August 25, 2021 among the Grantors identified herein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.43

Amended & Restated Pledge Agreement dated as of August 25, 2021 between SeaWorld Entertainment, Inc. and JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.44

Trademark Security Agreement, dated as of October 29, 2021, by Sea World LLC, a Delaware limited liability company (the “Grantor”), in favor of Wilmington Trust, National Association, in its capacity as collateral agent pursuant to the Indenture (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.45

Trademark Security Agreement, dated as of October 29, 2021, by Sea World LLC, a Delaware limited liability company, and SeaWorld Parks & Entertainment LLC, a Delaware limited liability company (each, a “Grantor” and collectively, the “Grantors”), in favor of JPMorgan Chase Bank, N.A., in its capacity as collateral agent pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

Exhibit No.	Description
10.46

Incremental Amendment and Lender Joinder Agreement, dated as of June 9, 2022, by and among Goldman Sachs Lending Partners LLC, as an Incremental Revolving Facility Lender, SeaWorld Parks & Entertainment, Inc., and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2022 (File No. 001-35883))

10.47†

Offer Letter of Employment, Agreed and Accepted the 16th day of June, 2022, between SeaWorld Entertainment, Inc. and Michelle Adams (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2022 (File No. 001-35883))

10.48†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Senior Leadership Team Executive Employees – Performance-Based Restricted Stock Units (fiscal 2022 awards)) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2022 (File No. 001-35883))

10.49†

Offer Letter of Employment, Agreed and Accepted the 1st day of August 1, 2022, between SeaWorld Entertainment, Inc. and Jim Hughes (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-35883))

10.50†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-35883))

10.51†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Matching Options) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-35883))

10.52†

Offer Letter of Employment, Agreed and Accepted the 25th day of January 2023, between SeaWorld Entertainment, Inc. and Jim Forrester (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2023 (File No. 001-35883))

10.53†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023 (File No. 001-35883))

10.54†

Form of Option Grant Notice and Option Agreement (2023 Long-Term Incentive Plan Awards) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-35883))

10.55†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (2023 Long-Term Incentive Plan Awards) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-35883))

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35883))

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of KPMG LLP

31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
97*	Incentive Compensation Clawback Policy, effective November 13, 2023, pursuant to NYSE Rule 303A.14

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

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

United Parks & Resorts Inc.

Date: February 29, 2024

By: /S/ MARC G. SWANSON

Name: Marc G. Swanson

Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity

/S/ MARC G. SWANSON	February 29, 2024	Chief Executive Officer (Principal Executive Officer)
Marc G. Swanson
/S/ JAMES W. FORRESTER, JR.	February 29, 2024	Interim Chief Financial Officer (Principal Financial Officer)
James W. Forrester, Jr.

/S/ SHEKUFEH SHIRAZI BOYLE	February 29, 2024	Chief Accounting Officer (Principal Accounting Officer)
Shekufeh Shirazi Boyle

/S/ RONALD BENSION	February 29, 2024	Director
Ronald Bension

/S/ JAMES CHAMBERS	February 29, 2024	Director
James Chambers

/S/ WILLIAM GRAY	February 29, 2024	Director
William Gray
/S/ TIMOTHY J. HARTNETT	February 29, 2024	Director
Timothy J. Hartnett

/S/ NATHANIEL J. LIPMAN	February 29, 2024	Director
Nathaniel J. Lipman

/S/ YOSHIKAZU MARUYAMA	February 29, 2024	Director
Yoshikazu Maruyama

/S/ THOMAS E. MOLONEY	February 29, 2024	Director
Thomas E. Moloney

/S/ NEHA JOGANI NARANG	February 29, 2024	Director
Neha Jogani Narang

/S/ SCOTT I. ROSS	February 29, 2024	Director
Scott I. Ross
/S/ KIMBERLY K. SCHAEFER	February 29, 2024	Director
Kimberly K. Schaefer

UNITED PARKS & RESORTS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of United Parks & Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SeaWorld Entertainment, Inc. (now known as “United Parks & Resorts, Inc.”) and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Tampa, Florida

March 1, 2023

We began serving as the Company’s auditor in 2009. In 2023, we became the predecessor auditor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors

United Parks & Resorts Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of United Parks & Resorts Inc. (formerly SeaWorld Entertainment, Inc.) and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred revenue related to annual and season pass products

As discussed in Notes 2 and 4 to the consolidated financial statements, annual and season pass products allow guests access to specific parks over a specified time. For these passes, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically throughout the year. The Company estimates redemption rates using historical and forecasted attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically throughout the year. These estimated redemption rates impact the timing of when revenue is recognized on these products. As of December 31, 2023, the Company had recorded $155.6 million of deferred revenue, a portion of which related to the consideration received for annual and season pass products in excess of redemptions.

We identified the evaluation of deferred revenue related to annual and season pass products as a critical audit matter. Subjective auditor judgment was required to evaluate the estimated redemption rates used to determine deferred revenue related to annual and season pass products due to the complexity and manual nature of the models used to estimate such rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s annual and season pass product deferred revenue process, including controls related to the development of the estimated redemption rates. We identified and evaluated the relevance and reliability of sources of data used by the Company in developing the estimated redemption rates. We tested the mathematical accuracy and consistent application of the deferred revenue model supporting the recorded deferred revenue balance. We performed sensitivity analyses over the estimated redemption rates to assess the impact of changes in those rates on the deferred revenue balance. We developed an independent expectation of the deferred revenue balance based on historical product sales and attendance and compared such expectation to the amount recorded by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

Orlando, Florida
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors

United Parks & Resorts Inc.:

Opinion on Internal Control over Financial Reporting

We have audited United Parks & Resorts Inc. (formerly SeaWorld Entertainment, Inc.) and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Orlando, Florida

February 29, 2024

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$246,922	$79,196
Accounts receivable, net	73,845	71,050
Inventories	49,236	55,190
Prepaid expenses and other current assets	20,179	28,260
Total current assets	390,182	233,696
Property and equipment, at cost	3,814,799	3,576,092
Accumulated depreciation	(1,972,861)	(1,869,413)
Property and equipment, net	1,841,938	1,706,679
Goodwill	66,278	66,278
Trade names/trademarks, net	157,771	157,000
Right of use assets-operating leases	127,379	130,479
Deferred tax assets, net	8,019	12,332
Other assets, net	33,479	19,323
Total assets	$2,625,046	$2,325,787
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$160,611	$159,947
Current maturities of long-term debt	12,000	12,000
Operating lease liabilities	3,380	3,387
Accrued salaries, wages and benefits	21,204	17,423
Deferred revenue	155,614	169,535
Other accrued liabilities	58,106	46,914
Total current liabilities	410,915	409,206
Long-term debt, net	2,093,190	2,099,059
Long-term operating lease liabilities	112,724	115,396
Deferred tax liabilities, net	164,949	96,627
Other liabilities	51,484	43,163
Total liabilities	2,833,262	2,763,451
Commitments and contingencies (Note 14)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 96,660,357 and 96,287,771 shares issued at December 31, 2023 and 2022, respectively	967	963
Additional paid-in capital	723,260	710,151
Retained earnings	410,099	175,903
Treasury stock, at cost (32,690,289 and 32,376,539 shares at December 31, 2023 and 2022, respectively)	(1,342,542)	(1,324,681)
Total stockholders’ deficit	(208,216)	(437,664)
Total liabilities and stockholders’ deficit	$2,625,046	$2,325,787

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net revenues:
Admissions	$954,083	$965,232	$851,891
Food, merchandise and other	772,504	766,005	651,839
Total revenues	1,726,587	1,731,237	1,503,730
Costs and expenses:
Cost of food, merchandise and other revenues	131,697	135,217	114,287
Operating expenses (exclusive of depreciation and amortization shown separately below)	758,874	735,687	622,419
Selling, general and administrative expenses	221,237	200,074	184,871
Severance and other separation costs	816	108	1,531
Depreciation and amortization	154,208	152,620	148,660
Total costs and expenses	1,266,832	1,223,706	1,071,768
Operating income	459,755	507,531	431,962
Other (income) expense, net	(18)	(43)	144
Interest expense	146,666	117,501	116,642
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	—	58,827
Income before income taxes	313,107	390,073	256,349
Provision for (benefit from) income taxes	78,911	98,883	(164)
Net income	$234,196	$291,190	$256,513

Earnings per share:
Earnings per share, basic	$3.66	$4.18	$3.28
Earnings per share, diluted	$3.63	$4.14	$3.22
Weighted average common shares outstanding:
Basic	63,955	69,607	78,302
Diluted	64,494	70,280	79,575

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at January 1, 2021	94,652,248	$946	$680,360	$(371,800)	$(415,309)	$(105,803)
Equity-based compensation	—	—	39,722	—	—	39,722
Vesting of restricted shares	888,406	9	(9)	—	—	—
Shares withheld for tax withholdings	(288,229)	(3)	(14,503)	—	—	(14,506)
Exercise of stock options	289,567	3	5,904	—	—	5,907
Repurchase of 3,692,794 shares of treasury stock, at cost	—	—	—	—	(215,749)	(215,749)
Net income	—	—	—	256,513	—	256,513
Balance at December 31, 2021	95,541,992	$955	$711,474	$(115,287)	$(631,058)	$(33,916)
Equity-based compensation	—	—	18,158	—	—	18,158
Vesting of restricted shares	946,169	10	(10)	—	—	—
Shares withheld for tax withholdings	(321,471)	(3)	(22,498)	—	—	(22,501)
Exercise of stock options	121,081	1	3,027	—	—	3,028
Repurchase of 12,423,497 shares of treasury stock, at cost	—	—	—	—	(693,623)	(693,623)
Net income	—	—	—	291,190	—	291,190
Balance at December 31, 2022	96,287,771	$963	$710,151	$175,903	$(1,324,681)	$(437,664)
Equity-based compensation	—	—	17,032	—	—	17,032
Vesting of restricted shares	372,674	4	(4)	—	—	—
Shares withheld for tax withholdings	(110,672)	(1)	(6,858)	—	—	(6,859)
Exercise of stock options	110,584	1	2,939	—	—	2,940
Repurchase of 313,750 shares of treasury stock, at cost	—	—	—	—	(17,861)	(17,861)
Net income	—	—	—	234,196	—	234,196
Balance at December 31, 2023	96,660,357	$967	$723,260	$410,099	$(1,342,542)	$(208,216)

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$234,196	$291,190	$256,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,208	152,620	148,660
Amortization of debt issuance costs and discounts	6,131	6,234	6,419
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	—	52,011
Deferred income tax provision (benefit)	72,636	95,487	(4,117)
Equity-based compensation	17,032	18,158	39,722
Other including loss on impairment or disposal of assets, net	30,523	15,280	5,816
Changes in assets and liabilities:
Accounts receivable	(4,528)	10,334	(58,927)
Inventories	5,366	(27,112)	644
Prepaid expenses and other current assets	9,448	(7,020)	(2,424)
Accounts payable and accrued expenses	(8,887)	7,849	20,050
Accrued salaries, wages and benefits	3,781	(4,733)	11,375
Deferred revenue	(13,953)	329	33,070
Other accrued liabilities	5,608	1,961	(3,785)
Right-of-use assets and operating lease liabilities	439	580	396
Other assets and liabilities	(7,084)	3,431	(2,411)
Net cash provided by operating activities	504,916	564,588	503,012
Cash Flows From Investing Activities:
Capital expenditures	(304,836)	(200,705)	(128,854)
Other investing activities	(771)	—	—
Net cash used in investing activities	(305,607)	(200,705)	(128,854)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt, net	—	—	1,922,222
Repayments of long-term debt	(12,000)	(12,000)	(2,032,728)
Proceeds from draw on revolving credit facility	20,000	—	—
Repayments of revolving credit facility	(20,000)	—	—
Purchase of treasury stock	(17,861)	(693,623)	(215,749)
Payment of tax withholdings on equity-based compensation through shares withheld	(6,859)	(22,501)	(14,506)
Exercise of stock options	2,940	3,028	5,907
Debt issuance costs	—	(469)	(23,272)
Other financing activities	(927)	(484)	(6,771)
Net cash used in financing activities	(34,707)	(726,049)	(364,897)
Change in Cash and Cash Equivalents, including Restricted Cash	164,602	(362,166)	9,261
Cash and Cash Equivalents, including Restricted Cash—Beginning of year	82,320	444,486	435,225
Cash and Cash Equivalents, including Restricted Cash—End of year	$246,922	$82,320	$444,486
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable and accrued expenses	$50,618	$40,729	$20,468
Other financing arrangements	$—	$—	$4,239

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

United Parks & Resorts Inc., previously SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. Prior to December 1, 2009, the Company did not have any operations. On December 1, 2009, the Company acquired all of the outstanding equity interest of Busch Entertainment LLC and affiliates from Anheuser Busch Companies, Inc. and Anheuser-Busch InBev SA/NV (“ABI”). The Company completed an initial public offering in April 2013. As of December 31, 2023, Hill Path Capital LP ("Hill Path") owned approximately 42.5% of the Company's total outstanding common stock.

The Company operates and/or licenses SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; San Diego, California; and Abu Dhabi, United Arab Emirates and Busch Gardens theme parks in Tampa, Florida, and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove), a theme park in Langhorne, Pennsylvania (Sesame Place Philadelphia) and a theme park in Chula Vista, California (Sesame Place San Diego).

During the years ended December 31, 2023, 2022 and 2021, respectively, approximately 59%, 57% and 58% of the Company’s revenues were generated in the State of Florida which exposes the Company to risks affecting the Florida market, such as natural disasters, severe weather or other incidents.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, including SEA. All intercompany accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $27.6 million and $18.6 million at December 31, 2023 and 2022, respectively. The cash balances in all accounts held at financial institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2023. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

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

	December 31,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$246,922	$79,196
Restricted cash, included in prepaid expenses and other current assets	—	3,124
Total cash, cash equivalents and restricted cash	$246,922	$82,320

Accounts Receivable—Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from customers for the sale of admission products, including amounts due for admissions products purchased on monthly installment arrangements. The Company is not exposed to a significant concentration of credit risk. The Company records an allowance on trade accounts receivable with an offset to the provision for bad debt for estimated credit losses expected based on its history of uncollectible accounts. For all periods presented, the provision for bad debt was immaterial. The Company also records an allowance for estimated credit losses on amounts due from monthly installment arrangements based on historical default rates. As of December 31, 2023 and 2022, the Company recorded $15.3 million and $13.8 million, respectively, as an allowance on its installment arrangements, which is included in accounts receivable, net, in the accompanying consolidated balance sheets, with a corresponding reduction to deferred revenue.

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

Certain costs related to animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years). All costs to care for animals are expensed as incurred. Construction in progress assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all active construction projects. Total interest capitalized for the years ended December 31, 2023, 2022 and 2021 was $11.1 million, $6.3 million and $7.3 million, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years. Total capitalized costs related to computer system development costs, net of accumulated amortization, were $8.3 million and $2.0 million as of December 31, 2023 and 2022, respectively, and are recorded in other assets in the accompanying consolidated balance sheets. Accumulated amortization was $14.7 million and $12.9 million as of December 31, 2023 and 2022, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2023, 2022 and 2021 was $1.8 million, $0.7 million and $1.4 million, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of operations. Systems reengineering costs do not meet the proper criteria for capitalization and are expensed as incurred.

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

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities. The Company maintains self-insurance reserves for healthcare, auto, general liability and workers’ compensation claims. Total claims reserves were $49.1 million at December 31, 2023, of which $2.1 million is recorded in accrued salaries, wages and benefits, $13.2 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. Total claims reserves were $37.0 million at December 31, 2022, of which $1.8 million is recorded in accrued salaries, wages and benefits, $8.6 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying consolidated balance sheets. See further discussion in Note 11–Long-Term Debt.

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at December 31, 2023 and 2022 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 18–Stockholders’ Deficit.

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

Additionally, the Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services provided or received, whichever is more readily determinable. For the years ended December 31, 2023, 2022 and 2021, amounts included within admissions revenue with an offset to either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of operations related to bartered ticket transactions were $16.2 million, $14.8 million and $13.6 million, respectively.

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

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Other advertising and media costs are expensed as incurred and, for the years ended December 31, 2023, 2022 and 2021, totaled approximately $108.7 million, $104.3 million and $81.4 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

On occasion, the Company may modify the terms or conditions of an equity award for its employees. If an award is modified, the Company evaluates the type of modification in accordance with ASC 718 to determine the appropriate accounting. See further discussion in Note 17–Equity-Based Compensation.

Leases

The Company leases land, warehouse and office space, and equipment, which are classified as either operating or finance leases. Under the provisions of ASC 842, Leases, lease liabilities and right of use assets are recognized at the lease commencement date on the basis of the present value of the future lease payments, with the right of use being adjusted by any prepaid or accrued rent, lease incentives, and initial direct costs. The lease term for each lease includes the noncancelable period plus any periods subject to an option for renewal when it is reasonably certain that the Company will exercise that option. The subsequent measurement of a lease is dependent on whether the lease is classified as an operating or finance lease. Operating leases have a straight-line expense pattern that is recognized as either operating expenses or selling, general, and administrative expenses in the consolidated statements of operations. Finance leases have a front-loaded expense recognition pattern that is comprised of amortization expense and interest expense that is included in depreciation and amortization and interest expense in the consolidated statements of operations. The Company initially evaluates the classification of its leases as of the lease commencement date and reevaluates the classification of its leases upon the occurrence of certain lease remeasurement events and when there is a lease modification that is not accounted for as a separate contract.

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

Certain of the Company’s lease agreements include rental payments based on a percentage of sales over contractual levels and others include rental payments adjusted periodically for inflation. These variable lease payments are typically recognized when the underlying event occurs and are included in operating expenses in the Company’s consolidated statements of operations in the same line item as the expense arising from fixed lease payments. Additionally, fixed non-lease costs, for example common-area maintenance costs, are included in the measure of the right-of-use asset and lease liability as the Company does not separate lease and non-lease components. The Company’s lease agreements do not contain any material residual value guarantees, material restrictive covenants or material variable lease costs other than those described in Note 13–Leases related to the Company’s land lease.

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

See further discussion in Note 13–Leases.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company evaluates its tax positions by determining if it is more likely than not a tax position is sustainable upon examination, based upon the technical merits of the position, before any of the benefit is recorded for financial statement purposes. The benefit is measured as the largest dollar amount of the position that is more likely than not to be sustained upon settlement. Previously recorded benefits that no longer meet the more likely than not threshold are charged to earnings in the period that the determination is made. Interest and penalties accrued related to unrecognized tax benefits are charged to the provision for (benefit from) income taxes in the accompanying consolidated statements of operations. See further discussion in Note 12–Income Taxes.

Contingencies

The Company accounts for contingencies in accordance with ASC 450, Contingencies. For loss contingencies, such as potential legal settlements, the Company records an estimated loss when payment is considered probable and the amount of loss is reasonably estimable. In assessing loss contingencies related to legal proceedings that are pending against the Company, the Company evaluates the perceived merits of the legal proceedings as well as the perceived merits of the amount of relief sought or expected to be sought therein. If a loss is considered probable but the best estimate of the loss can only be identified within a range and no specific amount within that range is more likely, then the minimum of the range is accrued. Legal and related professional services costs to defend litigation are expensed as incurred. Insurance recoveries related to potential claims are recognized up to the amount of the recorded liability when coverage is confirmed and the estimated recoveries are probable of payment. These recoveries are not netted against the related liabilities for financial statement presentation. Additionally, for any potential gain contingencies, the Company does not recognize the gain until the period that all contingencies have been resolved and the amounts are realizable. See further discussion in Note 14–Commitments and Contingencies.

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

Determination of Fair Value—If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest and currency rates. Assets or liabilities valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. See further discussion in Note 15–Fair Value Measurements.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

4. REVENUES

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At December 31, 2023 and 2022, $14.4 million and $14.2 million, respectively, is included in other liabilities in the accompanying consolidated balance sheets related to the long-term portion of deferred revenue, which primarily relates to the Company’s international agreement, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of December 31, 2023 and 2022:

	2023	2022
	(In thousands)
Deferred revenue, including long-term portion	$169,967	$183,772
Less: Deferred revenue, long-term portion, included in other liabilities	14,353	14,237
Deferred revenue, short-term portion	$155,614	$169,535

The Company estimates substantially all of the deferred revenue, short term portion, balance outstanding as of December 31, 2022 was recognized as revenue during the twelve months ended December 31, 2023. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

International Agreements

In May 2023, SeaWorld Abu Dhabi, the first SeaWorld branded park outside the United States, opened on Yas Island in the United Arab Emirates (the "Middle East Project"). The first-of-its-kind marine life themed park was built through a partnership with Miral Asset Management LLC. As part of this partnership, the Company receives sales based royalties, certain incentive fees and other service based payments. Additionally, the Company provided certain services pertaining to the planning and design of the Middle East Project, with funding received from our partner in the Middle East expected to offset our internal expenses. Revenue and expenses associated with the above items (collectively the “Middle East Agreements”) began to be recognized when substantially all the services had been performed which occurred when SeaWorld Abu Dhabi opened in May 2023.

The Company also received additional funds, some of which were advanced, from its partner related to agreed-upon services and reimbursements of costs incurred by the Company on behalf of the Middle East Project (the “Middle East Services Agreements”). Revenue and expenses associated with the Middle East Services Agreements were recognized upon completion of the respective performance obligations and have no further obligations as of December 31, 2023.

5. EARNINGS PER SHARE

Earnings per share is computed as follows:

	Year Ended December 31,
	2023			2022			2021
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$234,196	63,955	$3.66	$291,190	69,607	$4.18	$256,513	78,302	$3.28
Effect of dilutive incentive-based awards		539			673			1,273
Diluted earnings per share	$234,196	64,494	$3.63	$291,190	70,280	$4.14	$256,513	79,575	$3.22

In accordance with ASC 260, Earnings Per Share, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period (excluding treasury stock and unvested restricted stock awards). Unvested restricted stock awards are eligible to receive dividends, if any; however, dividend rights will be forfeited if the award does not vest. Accordingly, only vested shares of formerly restricted stock are included in the calculation of basic earnings per share. The weighted average number of repurchased shares during the period, if any, which are held as treasury stock, are excluded from shares of common stock outstanding.

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the years ended December 31, 2023, 2022 and 2021, there were approximately 437,000, 277,000, and 146,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively.

The Company’s outstanding performance-vesting restricted stock awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period. For the years ended December 31, 2023 and 2022, approximately 401,000 and 236,000 performance-vesting restricted stock awards had met their performance criteria for their respective performance years as of the end of the reporting periods, respectively, and are therefore included in the calculation of diluted earnings per share. See further discussion in Note 17–Equity-Based Compensation.

6. INVENTORIES

Inventories as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(In thousands)
Merchandise	$42,668	$49,422
Food and beverage	6,568	5,768
Total inventories	$49,236	$55,190

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(In thousands)
Deferred or prepaid insurance	$2,532	$6,797
Prepaid marketing and advertising costs	939	1,046
Other	16,708	20,417
Total prepaid expenses and other current assets	$20,179	$28,260

As of December 31, 2022, prepaid expenses and other current assets includes approximately $3.1 million in advanced funds and approximately $2.5 million in costs incurred related to the Company's international services agreements. See further discussion in Note 2–Summary of Significant Accounting Policies and Note 4–Revenues.

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2023 and 2022, consisted of the following:

	2023	2022
	(In thousands)
Land	$286,200	$286,200
Land improvements	475,909	452,276
Buildings	874,546	814,729
Rides, attractions and equipment	1,859,449	1,736,206
Animals	140,389	141,083
Construction in progress	178,306	145,598
Less: accumulated depreciation	(1,972,861)	(1,869,413)
Total property and equipment, net	$1,841,938	$1,706,679

Depreciation expense was approximately $151.7 million, $151.5 million, and $146.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded approximately $19.4 million, $7.2 million and $6.6 million, respectively, in fixed asset write-offs, which is included in operating expenses in the accompanying consolidated statements of operations.

9. GOODWILL AND TRADE NAMES/TRADEMARKS, NET

Goodwill, Net

Goodwill, net, at December 31, 2023 and 2022 relates to the Company’s Discovery Cove reporting unit. The Company performed an annual qualitative assessment in the fourth quarter of 2023 and 2022 and concluded that further evaluation was unnecessary.

Trade Names/Trademarks, Net

During the fourth quarter of 2023 and 2022, the Company performed a qualitative assessment for its indefinite-lived intangible assets and concluded that further evaluation was unnecessary.

Trade names/trademarks, net, at December 31, 2023, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,771	$—	$157,771
Trade names/trademarks - finite lives	9.3 years	12,900	12,900	—
Total trade names/trademarks, net		$170,671	$12,900	$157,771

Trade names/trademarks, net, at December 31, 2022, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,000	$—	$157,000
Trade names/trademarks- finite lives	9.3 years	12,900	12,900	—
Total trade names/trademarks, net		$169,900	$12,900	$157,000

10. OTHER ACCRUED LIABILITIES

Other accrued liabilities as of December 31, 2023 and 2022, consisted of the following:

	2023	2022
	(In thousands)
Accrued interest	$18,480	$18,483
Accrued taxes	4,169	3,284
Self-insurance reserve	13,218	8,608
Other	22,239	16,539
Total other accrued liabilities	$58,106	$46,914

As of December 31, 2023 and 2022, other accrued liabilities above includes approximately $15.6 million and $10.9 million, respectively, related to certain contractual liabilities arising from the temporary COVID-19 park closures.

As of December 31, 2023 and 2022, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August and the first-priority senior secured notes issued in April 2020, for which interest is paid bi-annually in November and May. See further discussion in Note 11–Long-Term Debt.

11. LONG-TERM DEBT

Long-term debt, net, as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(In thousands)
Term B Loans (interest rate of 8.47% and 7.44% at December 31, 2023 and 2022, respectively)	$1,173,000	$1,185,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	227,500	227,500
Total long-term debt	2,125,500	2,137,500
Less: unamortized discounts and debt issuance costs	(20,310)	(26,441)
Less: current maturities	(12,000)	(12,000)
Total long-term debt, net	$2,093,190	$2,099,059

Refinancing Transactions

On August 25, 2021, SEA entered into a Restatement Agreement (the “Restatement Agreement”) pursuant to which SEA amended and restated its existing senior secured credit agreement dated as of December 1, 2009 (as amended, restated, supplemented or otherwise modified from time to time, and the senior secured credit facilities thereunder (the “Existing Secured Credit Facilities”), and, as amended and restated by the Restatement Agreement and certain amendments (the “Amended and Restated Credit Agreement”).

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

On January 22, 2024, the Company further amended the Amended and Restated Credit Agreement to incur an aggregate principal amount of approximately $1,173 million of Term B-2 Loans under the Amended and Restated Credit Agreement (the “Term Loans”) to refinance the first lien term loan facility (the “Term Loan Facility” and the loans thereunder, the “Term B Loans”). Borrowings under the Term Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) ABR (provided that in no event shall such ABR rate with respect to the Term Loans be less than 1.50% per annum) plus an applicable margin equal to 1.50% or (ii) Adjusted Term SOFR (provided that in no event shall such Adjusted Term SOFR rate with respect to the Term Loans be less than 0.50%) plus an applicable margin equal to 2.50%.

As of December 31, 2023, the Amended and Restated Credit Agreement provides for senior secured financing of up to $1,585.0 million, consisting of:

(i)
the Term Loan Facility, in an aggregate principal amount of $1,200.0 million which was fully drawn on August 25, 2021. The Term Loan Facility will mature on August 25, 2028; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” (and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $385.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 25, 2026. On June 9, 2022, SEA entered into an incremental amendment to the Amended and Restated Credit Agreement to increase the revolving facility commitments under the Revolving Credit Facility by $5.0 million bringing the aggregate committed principal amount to $390.0 million as of such date.

The Company used proceeds of the Term B Loans drawn on August 25, 2021, together with the proceeds from the offering of the Senior Notes and cash on hand, to fully redeem the remaining $400.0 million of SEA’s then outstanding 9.500% second-priority senior secured notes due 2025 (the “Second-Priority Senior Secured Notes”) (the "Full Redemption"), to refinance SEA’s Existing Secured Credit Facilities, and to pay related expenses of the offering and refinancing (collectively, the “2021 Refinancing Transactions”). As a result of the 2021 Refinancing Transactions, on August 25, 2021, SEA terminated its Existing Secured Credit Facilities and associated Term B-5 Loans and repaid all of its related outstanding obligations in respect of principal, interest and fees.

Prior to the 2021 Refinancing Transactions, on July 14, 2021, SEA completed a redemption of $50.0 million of its then outstanding Second-Priority Senior Secured Notes and separately on August 25, 2021, SEA completed another redemption of $50.0 million of its then outstanding Second-Priority Senior Secured Notes (collectively, the “Partial Redemptions”). Pursuant to the Partial Redemptions, the aggregate principal amount of the Second-Priority Senior Secured Notes were redeemed at a price equal to 103.000% of the respective principal amounts thereof, plus accrued and unpaid interest thereon to, but excluding, the respective redemption dates. In connection with the 2021 Refinancing Transactions, SEA also redeemed the remaining $400.0 million of its Second-Priority Senior Secured Notes (the “Full Redemption”). Pursuant to the Full Redemption, all of the aggregate principal amount of the Second-Priority Senior Secured Notes were redeemed at a price equal to the sum of (a) 100.000% of the outstanding principal amount of the Second-Priority Senior Secured Notes redeemed pursuant to the Full Redemption plus (b) approximately $34.3 million related to the Applicable Premium (as defined in the respective indenture), which is included in loss on early extinguishment of debt and write-off of discounts and debt issuance costs for the year ended December 31, 2021, plus (c) accrued and unpaid interest thereon to, but excluding, the redemption date.

Also on August 25, 2021, SEA completed a private offering of $725.0 million aggregate principal amount of 5.250% unsecured senior notes due 2029 (the “Senior Notes”). See Senior Notes section which follows for more details.

Discounts and Debt Issuance Costs

In connection with the 2021 Refinancing Transactions, SEA recorded a discount of $12.0 million and debt issuance costs of $12.7 million, of which $2.8 million were paid directly to lenders, during the year ended December 31, 2021. Additionally, SEA wrote-off debt issuance costs and discounts of $21.5 million which is included in loss on early extinguishment of debt and write-off of discounts and debt issuance costs in the accompanying consolidated statements of operations for the year ended December 31, 2021.

Senior Secured Credit Facilities

Borrowings under the Term Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest quoted in the print edition of the Wall Street Journal, Money Rates Section as the prime rate as in effect from time to time and (c) one-month Adjusted Term SOFR plus 1% per annum (provided that in no event shall such ABR rate with respect to the Term Loans be less than 1.50% per annum) (“ABR”), in each case, plus an applicable margin of 1.50% or (ii) an Adjusted Term SOFR rate for the applicable interest period (provided that in no event shall such Adjusted Term SOFR rate with respect to the Term Loans be less than 0.50% per annum) plus an applicable margin of 2.50%.

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

In addition, the Senior Secured Credit Facilities require the Company to prepay outstanding term loan borrowings, subject to certain exceptions, with:

-
50% (which percentage will be reduced to 25% and 0% if the Company satisfies certain net first lien leverage ratios) of annual excess cash flow, as defined under the Senior Secured Credit Facilities;
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

As of December 31, 2023, SEA had approximately $18.4 million of outstanding letters of credit, leaving approximately $371.6 million available under the Revolving Credit Facility, which was not drawn upon as of December 31, 2023.

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

First-Priority Senior Secured Notes

On April 30, 2020, SEA completed a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes (the “First-Priority Senior Secured Notes”), which mature on May 1, 2025. Interest on the First-Priority Senior Secured Notes accrues at 8.750% per annum and is paid semi-annually, in arrears on May 1 and November 1 of each year.

SEA may redeem the First-Priority Senior Secured Notes at its option, in whole at any time or in part from time to time, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if redeemed during the 12-month period commencing on May 1 of the years as follows: (i) in 2023 at 102.188%; and (ii) in 2024 and thereafter at 100%. SEA may also redeem in the aggregate (at a redemption price expressed as a percentage of principal amount thereof): (i) 100% of the First-Priority Senior Secured Notes after certain events constituting a change of control at a redemption price of 101%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date and (ii) up to 40% of the original aggregate principal amount of the First-Priority Senior Secured Notes with amounts equal to the net cash proceeds of certain equity offerings at a redemption price of 108.750%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The First-Priority Senior Secured Notes are fully and unconditionally guaranteed by the Company, any subsidiary of the Company that directly or indirectly owns 100% of the issued and outstanding equity interests of SEA, and subject to certain exceptions, each of SEA’s subsidiaries that guarantees SEA’s existing senior secured credit facilities.

On August 1, 2023, SEA issued a conditional notice of redemption (the “First-Priority Senior Secured Notes Redemption Notice”) for all of the $227.5 million aggregate principal amount of the First-Priority Senior Secured Notes. Due to unfavorable market conditions unrelated to SEA, the First-Priority Senior Secured Notes Redemption Notice was subsequently withdrawn.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of December 31, 2023, the net total leverage ratio as calculated under the Debt Agreements was 2.53 to 1.00.

Long-term debt at December 31, 2023 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
2024	$12,000
2025	239,500
2026	12,000
2027	12,000
2028	1,125,000
Thereafter	725,000
Total	$2,125,500

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, the First-Priority Senior Secured Notes, and the Second-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $146.3 million, $110.9 million and $116.1 million during the years ended December 31, 2023, 2022 and 2021, respectively. See Note 10–Other Accrued Liabilities for accrued interest included in the accompanying consolidated balance sheets as of December 31, 2023 and 2022.

12. INCOME TAXES

For the years ended December 31, 2023, 2022 and 2021, the provision for (benefit from) income taxes is comprised of the following:

	2023	2022	2021
Current income tax provision	(In thousands)
Federal	$(84)	$(31)	$(31)
State	6,359	3,427	3,984
Foreign	—	—	-
Total current income tax provision	6,275	3,396	3,953
Deferred income tax provision (benefit):
Federal	55,686	71,642	345
State	16,950	23,845	(4,462)
Total deferred income tax provision (benefit)	72,636	95,487	(4,117)
Total income tax provision (benefit)	$78,911	$98,883	$(164)

The deferred income tax provision (benefit) represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes totaled $5.0 million, $1.6 million and $5.9 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

The components of deferred income tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred income tax assets:	(In thousands)
Acquisition and debt related costs	$2,257	$3,270
Net operating losses	110,482	156,176
Goodwill impairment	54,040	53,684
Self-insurance	11,647	8,816
Deferred revenue	2,408	2,520
Restricted stock	7,988	7,911
Tax credits	15,495	11,847
Section 174 capitalization	5,508	—
Lease obligations	28,647	29,117
Interest limitation	14,865	10,120
Charitable contributions	9	2,122
Other	6,507	5,220
Total deferred income tax assets	259,853	290,803
Valuation allowance	(5,027)	(4,601)
Net deferred tax assets	254,826	286,202
Deferred income tax liabilities:
Property and equipment	(277,574)	(245,396)
Amortization - Goodwill	(65,263)	(60,230)
Amortization - Other intangibles	(39,441)	(35,666)
Right of use assets	(27,983)	(28,568)
Other	(1,495)	(637)
Total deferred income tax liabilities	(411,756)	(370,497)
Net deferred income tax (liabilities) assets	$(156,930)	$(84,295)

The Company files federal, state and provincial income tax returns in various jurisdictions with varying statute of limitation expiration dates. Under the tax statute of limitations applicable to the Internal Revenue Code of 1986, as amended (the “Code”), the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2019. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2009 and subsequent years, these attributes can still be audited when utilized on returns filed in the future. The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision in the applicable period.

The Company has federal tax net operating loss carryforwards of approximately $420.7 million as of December 31, 2023 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $453.5 million as of December 31, 2023. These net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2035 and 2029, for federal and state tax purposes, respectively.

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

As of December 31, 2021, the Company had a valuation allowance of approximately $4.8 million, net of federal tax benefit, on the Company’s deferred tax assets relating to state net operating losses, which, the Company believed did not meet the “more likely than not” criteria and would expire before being realized in future periods. As of December 31, 2023 and 2022, the Company has a valuation allowance of approximately $5.0 million and $4.6 million, respectively, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards. The Company’s valuation allowances, in part, rely on estimates and assumptions related to future financial performance. Due to the uncertain nature of the macroeconomic environment in general, and the related impact changes in it would have on the Company’s financial performance, the Company’s valuation allowances may need to be adjusted in the future.

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

The reconciliation between the statutory income tax rate and the Company’s effective income tax provision (benefit) rate for the years ended December 31, 2023, 2022 and 2021, is as follows:

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
	(In thousands)
Income tax at federal statutory rates	$65,753	21.00%	$81,915	21.00%	$53,833	21.00%
State taxes, net of federal benefit	16,392	5.24	17,103	4.38	12,070	4.71
Equity-based compensation	(2,205)	(0.70)	(9,839)	(2.52)	(8,051)	(3.14)
Tax credits	(4,487)	(1.43)	(205)	(0.05)	(137)	(0.05)
Impact of state rate changes	1,597	0.51	4,460	1.14	(753)	(0.29)
Officer's compensation limitation	948	0.30	4,612	1.18	3,437	1.34
Valuation allowance - state	426	0.14	—	—	(13,756)	(5.37)
Valuation allowance - federal	—	—	—	—	(47,061)	(18.36)
Other	487	0.16	837	0.22	254	0.10
Income tax provision (benefit)	$78,911	25.22%	$98,883	25.35%	$(164)	(0.06)%

13. LEASES

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

The lease term for the Premises ends in June 2048 and the annual rent under the lease is variable and calculated on the basis of a specified percentage of the Company’s gross income from the Premises (the “Percentage Rent”), or the minimum yearly rent (the “Minimum Rent”), whichever is greater. Portions of the Percentage Rent are subject to adjustment every 10 years.

The required annual rent payments for the Premises are adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years, with the annual minimum rent calculated as approximately $10.4 million through each of the years ended December 31, 2023, 2022 and 2021. The current minimum yearly rent is next subject to adjustment on January 1, 2026.

The annual rent payments may vary from the base rent due to a shift of seasonal performance results. Rent payments related to the Premises for the years ended December 31, 2023, 2022 and 2021 were approximately $13.3 million (including approximately $1.2 million remitted in 2023 related to 2022, $13.6 million (including approximately $1.0 million remitted in 2022 related to 2021 and certain other fees) and $11.1 million (including approximately $1.6 million remitted in 2021 related to 2020 Percentage Rent), respectively. The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego. Due to these factors, the Company deferred a payment of $8.3 million related to the Minimum Rent for the year ended December 31, 2020 (the “2020 Minimum Rent Payment”). As such, approximately $13.8 million and $10.9 million is included primarily in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively, primarily related to the 2020 Minimum Rent Payment, the timing of the respective December rent payments, and certain accrued fees. Operating lease liabilities and long-term operating lease liabilities on the accompanying consolidated balance sheets as of December 31, 2023 and 2022 and the lease maturities as of December 31, 2023 are not adjusted for these deferred payments.

The tables below present the lease balances and their classification in the accompanying consolidated balance sheets as of December 31, 2023 and 2022:

		December 31,	December 31,
	Classification	2023	2022
Assets:		(In thousands)
Operating leases	Right of use assets - operating	$127,379	$130,479
Finance leases	Other assets, net	4,537	2,353
Total lease assets		$131,916	$132,832
Liabilities:
Current
Operating leases	Operating lease liabilities	$3,380	$3,387
Finance leases	Other accrued liabilities	1,145	171
Noncurrent
Operating leases	Long-term operating lease liabilities	112,724	115,396
Finance leases	Other liabilities	3,349	2,284
Total lease liabilities		$120,598	$121,238

The table below presents the lease costs and their classification in the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021:

	Classification	2023	2022	2021
		(In thousands)
Operating lease cost	Operating expenses	$13,513	$13,177	$13,200
Operating lease cost	Selling, general and administrative expenses	82	337	415
Finance lease cost
Amortization of leased assets	Depreciation and amortization	764	469	817
Interest on lease liabilities	Interest expense	155	83	123
Net lease cost		$14,514	$14,066	$14,555

In addition to the operating lease costs above, short-term rent expense for the years ended December 31, 2023, 2022 and 2021 were approximately $8.6 million, $4.6 million and $2.7 million, respectively, and variable rent expense for the years ended December 31, 2023, 2022 and 2021 were $6.2 million, $4.6 million and $3.8 million, respectively. The short-term and variable rent expense amounts are included primarily in operating expenses in the accompanying consolidated statements of operations.

The table below presents the Company’s lease maturities as of December 31, 2023:

	Operating leases
Years Ending December 31,	Land lease	Other operating leases	Total operating leases	Finance leases
	(In thousands)
2024	$10,401	$2,246	$12,647	$1,317
2025	10,401	1,671	12,072	1,309
2026	10,401	1,535	11,936	339
2027	10,401	225	10,626	200
2028	10,401	225	10,626	199
Thereafter	202,825	620	203,445	1,797
Total lease payments	254,830	6,522	261,352	5,161
Less: Imputed interest	(144,451)	(797)	(145,248)	(667)
Lease liabilities	$110,379	$5,725	$116,104	$4,494

The table below presents the weighted average remaining lease terms and applicable discount rates as of December 31, 2023 and 2022:

	2023	2022
Weighted average remaining lease term (years):
Operating leases	23.50	24.27
Finance leases	8.34	15.08
Weighted average discount rate:
Operating leases	8.17%	8.16%
Finance leases	4.43%	3.07%

The table below presents the cash flows and supplemental information associated with the Company’s leasing activities for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,172	$12,934	$13,190
Operating cash flows from finance leases	$155	$83	$123
Financing cash flows from finance leases	$927	$485	$841
Right of use assets obtained in exchange for lease liabilities:
Finance leases	$2,923	$—	$32
Operating leases	$1,017	$3,174	$143

14. COMMITMENTS AND CONTINGENCIES

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. As of December 31, 2023, excluding certain amounts related to the License Agreement with Sesame Workshop as described below, additional capital payments of approximately $254.0 million are necessary to complete these projects. The majority of these projects are expected to be completed in 2024 or 2025.

License Agreements

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA has the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of December 31, 2023, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $20.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the Sesame Workshop Arbitration section which follows.

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

Legal Proceedings

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “Licensing Agreement”). The Company had previously accrued for the additional amount claimed in other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2022. On June 27, 2022, pursuant to the License Agreement, Sesame Workshop initiated arbitration seeking a finding that its calculation of the amount of the 2021 royalty payment was correct. Sesame Workshop did not seek any modification or termination of the Licensing Agreement in the arbitration. The arbitration panel made an award on May 22, 2023 to Sesame Workshop for royalties, interest on the award, arbitration fees and expenses, which amounts are accrued for in other accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2023, however, the Company is challenging the decision of the arbitration panel. On August 7, 2023, Sesame Workshop filed a Petition to Confirm Arbitration Award, and in response, the Company filed a Cross Motion to Vacate. At this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material.

Other Lawsuits

In October 2018, the Company received a demand letter from attorneys representing certain former employees who claim that the terms of their respective separation agreements entitle them to certain favorable modifications made to certain performance-vesting restricted shares (the “Tranche 3 Shares”) issued under the Company’s 2013 Omnibus Incentive Plan (the “Plan”).

In November 2020, the Company filed in the Court of Chancery of the State of Delaware an action for declaratory judgment seeking a determination that the threatened claims of the former employees are time-barred and without merit. In response, the defendant former employees filed a motion to dismiss or in the alternative to stay and compel arbitration. After an arbitration process agreed to by the parties determined that the claims were not subject to arbitration. On August 10, 2022, the defendant former employees filed answers, affirmative defenses and counterclaims. On October 10, 2022, the Company filed motions for judgment on the pleadings and to dismiss the counterclaims. The defendant former employees opposed the motions and oral arguments for the parties’ motions and counterclaims were held before the Court of Chancery, on March 29, 2023. On May 26, 2023, the Court of Chancery granted the Company’s motion for judgment on the pleadings and dismissed with prejudice the defendant former employees’ counterclaims. The defendant former employees filed a notice of appeal before the Delaware Supreme Court, on June 21, 2023. Oral arguments were held on February 14, 2024. On February 15, 2024, the Delaware Supreme Court affirmed the Chancery Court’s judgment that granted the Company’s motion for judgment on the pleadings and its motion to dismiss counterclaims. In terms of potential exposure, the value of the total shares at issue for these certain former employees depends largely upon the Company’s current share price, which fluctuates daily. Approximately 300,000 shares are at issue. The Company believes that the former employees’ claims are without merit and intends to defend vigorously its positions. While there can be no assurance regarding the ultimate outcome of this matter, the Company believes that any potential loss would not be material.

On July 27, 2022, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company captioned Quinton Burns individually and Next Friend of K.B., a minor v. SeaWorld Parks & Entertainment, Inc. and SeaWorld Parks & Entertainment LLC, Civil Case No. 2:22-cv-09941. The complaint states the putative class consists of Quinton Burns and K.B. Burns and similarly situated Black people. Plaintiffs then filed an amended complaint adding an additional seven adult and seven minor class representative plaintiffs in which they allege the class consists of themselves and similarly situated minority persons and also disclosed an additional 89 families and 125 children represented by plaintiffs’ counsel who are allegedly members of the purported class (the "First Amended Complaint"). The First Amended Complaint alleges the Company engaged in disparate treatment of class members based on their race and in so doing violated the Civil Rights Act of 1866 and Pennsylvania common law. The First Amended Complaint seeks compensatory and punitive damages and attorneys’ fees and costs as well declarative and injunctive relief. The Company filed a motion to dismiss all counts and a motion to strike certification of the class. The Court granted the motion to dismiss with prejudice as to the negligent training and hiring claims, without prejudice as to the negligent supervising claim, and denied the motion as to the 42 USC 1981 and negligence per se claims. Regarding the motion to strike class certification, the Court denied the motion on the grounds it is premature. The plaintiffs have since then sought certification of their class. The Company has refiled the motion to strike class certification and has also filed a motion for summary judgment. Plaintiffs also have filed a motion to amend the complaint to reassert the negligent supervising claim. The Company believes that the lawsuit is without merit and intends to defend it vigorously. While there can be no assurance regarding the ultimate outcome of the litigation, the Company believes a potential loss, if any, would not be material.

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

15. FAIR VALUE MEASUREMENTS

Of the Company’s long-term obligations as of December 31, 2023 and 2022, the Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes and Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 11–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value as of December 31, 2023 and 2022. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2023:

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Liabilities:	(In thousands)
Long-term obligations (a)	$904,025	$1,173,000	$—	$2,077,025

(a)
Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt of $2.093 billion as of December 31, 2023.

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

16. RETIREMENT PLAN

The Company sponsors a defined contribution plan, under Section 401(k) of the Internal Revenue Code. The Company makes matching cash contributions, subject to certain restrictions, structured as a 50% match on the first 4% of eligible pay contributed by the employee. In April 2020, the Company matching contribution was temporarily suspended in response to the COVID-19 pandemic and remained suspended through 2021. During 2022, the Company reinstated the matching contribution effective January 1, 2022. The contribution is made on an annual basis prior to March 31 of the following plan year for eligible employees.

Employer matching contributions, net of forfeitures applied, for the years ended December 31, 2023 and 2022, totaled $2.4 million and $0.4 million, respectively, and is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of operations.

17. EQUITY-BASED COMPENSATION

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying consolidated statements of operations as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
Equity compensation expense included in operating expenses	$1,947	$4,427	$9,578
Equity compensation expense included in selling, general and administrative expenses	15,085	13,731	30,144
Total equity compensation expense	$17,032	$18,158	$39,722

Equity compensation expense for the year ended December 31, 2021, includes the impact of certain prior year performance vesting restricted awards which were previously not considered probable of vesting.

Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of December 31, 2023 was approximately $19.8 million, which is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of shares which vested during the years ended December 31, 2023, 2022 and 2021 was approximately $14.1 million, $21.8 million and $13.6 million, respectively. The weighted average grant date fair value per share of time-vesting and performance-vesting restricted awards granted during the years ended December 31, 2023, 2022 and 2021 were $56.36, $58.08 and $52.12 per share, respectively.

The activity related to the Company’s time-vesting and performance-vesting restricted awards during the year ended December 31, 2023 was as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award
Outstanding at December 31, 2022	533,160	$44.90	99,050	$65.16	859,483	$39.19
Granted	248,517	$59.31	142,460	$51.42	263,001	$56.25
Vested	(140,418)	$46.27	(22,299)	$65.17	(209,957)	$29.08
Forfeited	(74,107)	$49.50	(84,214)	$64.46	(153,071)	$46.55
Outstanding at December 31, 2023	567,152	$50.28	134,997	$51.09	759,456	$46.41

The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $3.1 million, $4.2 million and $9.5 million, respectively. The activity related to the Company’s stock option awards during the year ended December 31, 2023 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	513,712	$39.75
Granted	129,635	$56.90
Forfeited	(97,538)	$49.19
Expired	(6,711)	$42.90
Exercised	(110,584)	$26.58
Outstanding at December 31, 2023	428,514	$46.14	6.90	$4,290
Exercisable at December 31, 2023	196,309	$33.46	4.82	$4,115

The weighted average grant date fair value of stock options granted during the year ended December 31, 2023 was $34.48. Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the year ended December 31, 2023 were:

Risk-free interest rate	3.66%
Expected volatility	62.12%
Expected dividend yield	0.00%
Expected life (years) (a)	6.12
(a)
The expected life was estimated using the simplified method, as the Company does not have sufficient historical exercise data due to the limited period of time its common stock has been publicly traded.

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Company’s Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 6,920,000 are available for future issuance as of December 31, 2023.

Bonus Performance Restricted Units

During the year ended December 31, 2023, the Company granted approximately 140,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2023 (the “2023 Bonus Plan”). The 2023 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals as defined by the 2023 Bonus Plan, with respect to the year ended December 31, 2023 (the “Fiscal 2023”). The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2023 which ranges from 0% (if below threshold performance), to 100% (if at target performance) with opportunities to earn above 100% when achievement is above the target performance for certain metrics.

In accordance with ASC 718, Compensation-Stock Compensation, equity compensation expense is recorded on shares probable of vesting. Based on the Company’s actual Fiscal 2023 results with respect to specific performance goals, a portion of the outstanding performance-vesting restricted awards related to the Fiscal 2023 performance goals were considered probable of vesting as of December 31, 2023; therefore, equity compensation expense has been recorded related to these awards. These awards are expected to vest in accordance with their terms, at which time any unearned units will forfeit.

The Company had an annual bonus plan for the fiscal year ended December 31, 2022 (“Fiscal 2022”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2022. Based on the Company’s actual Fiscal 2022 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 20,000 shares in the year ended December 31, 2023 and the remaining unvested units forfeited in accordance with their terms.

2023 Long-Term Incentive Awards

During the year ended December 31, 2023, the Company granted long-term incentive plan awards for 2023 (the “2023 Long-Term Incentive Grant”) which were comprised of approximately 65,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 260,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

Other Long-Term Incentive Awards

During the year ended December 31, 2023, the Company also granted time-vesting restricted units and options to certain employees which generally vest over four years, with one-quarter vesting on each of the first four anniversaries of the grant date.

Previous Long-Term Incentive Awards

The Company also has outstanding time-vesting restricted awards (the “Long-Term Incentive Time Restricted Awards”), performance-vesting restricted awards (the “Long-Term Incentive Performance Restricted Awards”) and nonqualified stock options granted under previous long-term incentive plan grants.

During the year ended December 31, 2023, a portion of the previously granted Long-Term Incentive Performance Restricted Awards related to completed performance periods vested, with the remainder forfeiting in accordance with their terms. The remaining outstanding Long-Term Incentive Performance Restricted Awards related to future performance periods are eligible to vest based upon the Company’s achievement of pre-established performance goals for the respective performance period, as defined.

A portion of the outstanding Long-Term Incentive Performance Restricted Awards relate to certain performance restricted units (the “2021 LTIP Performance Awards”) which contain a three-year performance period consisting of the 2021-2023 calendar years (or, extended through the end of the 2024 calendar year, as applicable) and are eligible to vest based upon the Company’s achievement of specific performance goals for the performance period, as defined. The total number of 2021 LTIP Performance Awards eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above performance). Upon achievement of the performance goals, only 25% to 50% of the award for a given level of performance will be eligible to vest, with the remaining portion subject to a one-year extended performance test period, if applicable. Based on the Company’s results for fiscal years 2022 and 2023, the Company expects to vest a portion of the 2021 LTIP Performance Awards in the first quarter of 2024, with the remainder forfeiting in accordance with their terms.

A portion of the outstanding Long-Term Incentive Performance Restricted Awards relate to certain performance restricted units (the “2019 LTIP Performance Awards”) which contain a four-year performance period consisting of the 2019-2022 calendar years (or, extended through the end of the 2023 calendar year, as applicable) and are eligible to vest based upon the Company’s achievement of specific performance goals for the performance period, as defined, with an opportunity to vest up to 50% of the award earlier if certain goals are achieved in any fiscal year during the performance period. The total number of 2019 LTIP Performance Awards eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above performance). Upon achievement of the performance goals, up to 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year extended performance test period. The goal achieved must be met again or exceeded for the extended performance period before the remaining units are earned. Based on the Company’s results for fiscal year 2021, the Company vested a portion of the 2019 LTIP Performance Awards in the first quarter of 2022 and based on the Company’s results for fiscal year 2022, the Company vested another portion of the 2019 LTIP Performance Awards in the first quarter of 2023.Additionally, based on the Company’s results for fiscal year 2023, the Company expects to vest the remaining portion of the 2019 LTIP Performance Awards in the first quarter of 2024.

Other

During the years ended December 31, 2023, 2022 and 2021, the Company granted equity awards to its non-employee members of its Board which will vest on the day before the Company’s next annual meeting. Each eligible Board member elected the form of their equity award as either deferred stock units (“DSUs”) or restricted stock units (“RSUs”). Each DSU granted represents the right to receive one share of the Company’s common stock three months after the respective director leaves the Board. Upon vesting, each RSU will be converted into one share of the Company’s common stock.

Additionally, during the years ended December 31, 2023, 2022 and 2021, the Company granted equity awards in the form of RSUs or DSUs which vested immediately to each eligible Board member in lieu of quarterly cash payments related to the director’s annual retainers.

18. STOCKHOLDERS’ DEFICIT

As of December 31, 2023, 96,660,357 shares of common stock were issued in the accompanying consolidated balance sheet, which includes 32,690,289 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows), but excludes 1,461,605 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans (see Note 17–Equity-Based Compensation).

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

In August 2022, the Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, during the years ended December 31, 2023 and 2022, the Company repurchased 313,750 shares and 3,774,659 shares, respectively, for an aggregate total of approximately $17.9 million and $193.6 million, respectively, leaving approximately $38.5 million available under the Share Repurchase Program as of December 31, 2023.

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

All shares repurchased pursuant to the repurchase programs disclosed above, other repurchase transactions, and shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $1,342.5 million and $1,324.7 million as of December 31, 2023 and 2022, respectively, and are reflected within stockholders’ deficit in the accompanying consolidated statements of changes in stockholders’ deficit.

Schedule I-Registrant’s Condensed Financial Statements

UNITED PARKS & RESORTS INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2023	2022
Assets
Current Assets:
Cash	$60	$4
Total current assets	60	4
Total assets	$60	$4
Liabilities and Stockholders’ Deficit
Current Liabilities:
Loss in excess of investment in wholly-owned subsidiary	$208,216	$437,664
Other accrued liabilities	60	4
Total current liabilities	208,276	437,668
Total liabilities	208,276	437,668
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 96,660,357 and 96,287,771 shares issued at December 31, 2023 and 2022, respectively	967	963
Additional paid-in capital	723,260	710,151
Retained earnings	410,099	175,903
Treasury stock, at cost (32,690,289 and 32,376,539 shares at December 31, 2023 and 2022, respectively)	(1,342,542)	(1,324,681)
Total stockholders’ deficit	(208,216)	(437,664)
Total Liabilities and Stockholders’ Deficit	$60	$4

See accompanying notes to condensed financial statements.

UNITED PARKS & RESORTS INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
Equity in net income of subsidiary	$234,196	$291,190	$256,513
Net income	$234,196	$291,190	$256,513

See accompanying notes to condensed financial statements.

UNITED PARKS & RESORTS INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$234,196	$291,190	$256,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiary	(234,196)	(291,190)	(256,513)
Net cash provided by (used in) operating activities	—	—	—
Cash Flows From Investing Activities:
Capital contributed to subsidiary from exercises of stock options	(2,884)	(3,431)	(5,955)
Net cash used in investing activities	(2,884)	(3,431)	(5,955)
Cash Flows From Financing Activities:
Exercise of stock options	2,940	3,028	5,907
Net cash provided by financing activities	2,940	3,028	5,907
Change in Cash and Cash Equivalents	56	(403)	(48)
Cash and Cash Equivalents - Beginning of year	4	407	455
Cash and Cash Equivalents - End of year	$60	$4	$407

Supplemental Disclosures of Noncash Financing Activities
Dividends from subsidiary- return of capital, for purchase of treasury stock	$17,861	693,623	215,749

See accompanying notes to condensed financial statements.

UNITED PARKS & RESORTS INC.

NOTES TO CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

1. DESCRIPTION OF UNITED PARKS & RESORTS INC.

United Parks & Resorts Inc. (the “Parent”), previously SeaWorld Entertainment, Inc., was incorporated in Delaware on October 2, 2009. See further discussion in Note 1–Description of the Business in the accompanying consolidated financial statements.

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

2. BASIS OF PRESENTATION

The accompanying condensed financial statements (the “parent company only financial statements”) include the accounts of the Parent and its investment in SEA accounted for in accordance with the equity method and do not present the financial statements of the Parent and its subsidiary on a consolidated basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted since this information is included with the United Parks & Resorts Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K (the “consolidated financial statements”). These parent company only financial statements should be read in conjunction with the consolidated financial statements.

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

4. DIVIDENDS FROM SUBSIDIARY

During the year ended December 31, 2023, SEA paid dividends to the Parent of approximately $17.9 million. The dividends were in the form of 313,750 shares of common stock repurchased by SEA. During the year ended December 31, 2022, SEA paid dividends to the Parent of approximately $693.6 million. The dividends were in the form of 12,423,497 shares of common stock repurchased by SEA. During the year ended December 31, 2021, SEA paid dividends to the Parent of approximately $215.7 million. The dividends were in the form of 3,692,794 shares of common stock repurchased by SEA (see Note 5–Stockholders’ Deficit which follows).

5. STOCKHOLDERS’ DEFICIT

Omnibus Incentive Plan

The Parent has reserved 15,000,000 shares of common stock for future issuance under the Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 6,920,000 are available for future issuance as of December 31, 2023.

The Omnibus Incentive Plan is administered by the compensation committee of the Parent’s Board, and provides that the Parent may grant equity incentive awards to eligible employees, directors, consultants or advisors of the Parent or its subsidiary, SEA, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards. If an award under the Omnibus Incentive Plan expires or is canceled, forfeited, or terminated, without issuance to the participant, the unissued shares may be granted again under the Omnibus Incentive Plan. See further discussion in Note 17–Equity-Based Compensation of the accompanying consolidated financial statements.

During the years ended December 31, 2023, 2022 and 2021, respectively, Parent transferred approximately $2.9 million, $3.4 million and $6.0 million in proceeds received from the exercise of stock options to SEA as a capital contribution and increased its investment in SEA.

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

In August 2022, the Parent's Board approved a new $250.0 million share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, during the years ended December 31, 2023 and 2022, the Parent repurchased 313,750 shares and 3,774,659 shares, respectively, for an aggregate total of approximately $17.9 million and $193.6 million, respectively, leaving approximately $38.5 million available under the Share Repurchase Program as of December 31, 2023.

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

All shares repurchased pursuant to the Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $1,342.5 million and $1,324.7 million as of the years ended December 31, 2023 and 2022, respectively, and are reflected within stockholders’ deficit in the accompanying condensed balance sheets. See further discussion in Note 18–Stockholders’ Deficit of the accompanying consolidated financial statements.