Form 10-Q
period 2024-03-31
United Parks & Resorts Inc.
filed 2024-05-09
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The registrant had outstanding 62,490,845 shares of Common Stock, par value $0.01 per share as of May 3, 2024.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

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

All references to “we,” “us,” “our,” or “Company” in this Quarterly Report on Form 10-Q mean United Parks & Resorts Inc., its subsidiaries and affiliates.

Website and Social Media Disclosure

We use our websites (www.unitedparks.com and www.unitedparksinvestors.com) and at times our park and brand specific social media channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at www.unitedparksinvestors.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$203,712	$246,922
Accounts receivable, net	80,429	73,845
Inventories	51,043	49,236
Prepaid expenses and other current assets	41,707	20,179
Total current assets	376,891	390,182
Property and equipment, at cost	3,870,671	3,814,799
Accumulated depreciation	(1,976,668)	(1,972,861)
Property and equipment, net	1,894,003	1,841,938
Goodwill	66,278	66,278
Trade names/trademarks, net	157,845	157,771
Right of use assets-operating leases	129,589	127,379
Deferred tax assets, net	8,617	8,019
Other assets, net	35,932	33,479
Total assets	$2,669,155	$2,625,046
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$181,078	$160,611
Current maturities of long-term debt	11,730	12,000
Operating lease liabilities	3,644	3,380
Accrued salaries, wages and benefits	24,762	21,204
Deferred revenue	209,933	155,614
Other accrued liabilities	58,743	58,106
Total current liabilities	489,890	410,915
Long-term debt, net	2,092,371	2,093,190
Long-term operating lease liabilities	114,791	112,724
Deferred tax liabilities, net	159,708	164,949
Other liabilities	55,459	51,484
Total liabilities	2,912,219	2,833,262
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 96,961,736 and 96,660,357 shares issued at March 31, 2024 and December 31, 2023, respectively	970	967
Additional paid-in capital	719,772	723,260
Retained earnings	398,898	410,099
Treasury stock, at cost (33,065,289 and 32,690,289 shares at March 31, 2024 and December 31, 2023)	(1,362,704)	(1,342,542)
Total stockholders’ deficit	(243,064)	(208,216)
Total liabilities and stockholders’ deficit	$2,669,155	$2,625,046

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Net revenues:
Admissions	$165,809	$163,863
Food, merchandise and other	131,614	129,483
Total revenues	297,423	293,346
Costs and expenses:
Cost of food, merchandise and other revenues	23,047	23,221
Operating expenses (exclusive of depreciation and amortization shown separately below)	164,883	172,674
Selling, general and administrative expenses	47,877	48,281
Severance and other separation costs	293	4
Depreciation and amortization	39,182	37,394
Total costs and expenses	275,282	281,574
Operating income	22,141	11,772
Other expense, net	180	46
Interest expense	38,777	36,401
Loss before income taxes	(16,816)	(24,675)
Benefit from income taxes	(5,615)	(8,208)
Net loss	$(11,201)	$(16,467)
Loss per share:
Net loss per share, basic	$(0.17)	$(0.26)
Net loss per share, diluted	$(0.17)	$(0.26)
Weighted average common shares outstanding:
Basic	64,016	63,978
Diluted	64,016	63,978

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2023	96,660,357	$967	$723,260	$410,099	$(1,342,542)	$(208,216)
Equity-based compensation	—	—	3,520	—	—	3,520
Vesting of restricted shares	425,904	4	(4)	—	—	—
Shares withheld for tax withholdings	(142,136)	(1)	(7,459)	—	—	(7,460)
Exercise of stock options	17,611	—	455	—	—	455
Repurchase of 375,000 shares of treasury stock, at cost	—	—	—	—	(20,162)	(20,162)
Net loss	—	—	—	(11,201)	—	(11,201)
Balance at March 31, 2024	96,961,736	$970	$719,772	$398,898	$(1,362,704)	$(243,064)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2022	96,287,771	$963	$710,151	$175,903	$(1,324,681)	$(437,664)
Equity-based compensation	—	—	4,482	—	—	4,482
Vesting of restricted shares	273,134	3	(3)	—	—	—
Shares withheld for tax withholdings	(86,914)	(1)	(5,568)	—	—	(5,569)
Exercise of stock options	22,793	—	565	—	—	565
Net loss	—	—	—	(16,467)	—	(16,467)
Balance at March 31, 2023	96,496,784	$965	$709,627	$159,436	$(1,324,681)	$(454,653)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(11,201)	$(16,467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,182	37,394
Amortization of debt issuance costs and discounts	1,481	1,542
Loss on early extinguishment and modification of debt	542	—
Deferred income tax benefit	(5,840)	(8,417)
Equity-based compensation	3,520	4,482
Other, including loss on sale or disposal of assets, net	5,594	3,221
Changes in assets and liabilities:
Accounts receivable	(8,453)	(1,361)
Inventories	(1,844)	(3,936)
Prepaid expenses and other current assets	(21,320)	(6,863)
Accounts payable and accrued expenses	13,473	(345)
Accrued salaries, wages and benefits	3,558	5,377
Deferred revenue	55,913	42,072
Other accrued liabilities	(2,641)	(1,276)
Right of use assets and operating lease liabilities	121	104
Other assets and liabilities	(639)	(5,231)
Net cash provided by operating activities	71,446	50,296
Cash Flows From Investing Activities:
Capital expenditures	(87,286)	(69,758)
Other investing activities	(74)	—
Net cash used in investing activities	(87,360)	(69,758)
Cash Flows From Financing Activities:
Repayments of long-term debt	(2,933)	(3,000)
Proceeds from draws on revolving credit facility	—	20,000
Repayments of revolving credit facility	—	(20,000)
Purchase of treasury stock	(16,898)	—
Payment of tax withholdings on equity-based compensation through shares withheld	(7,460)	(5,569)
Exercise of stock options	455	565
Debt issuance costs	(179)	—
Other financing activities	(281)	(93)
Net cash used in financing activities	(27,296)	(8,097)
Change in Cash and Cash Equivalents, including Restricted Cash	(43,210)	(27,559)
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	246,922	82,320
Cash and Cash Equivalents, including Restricted Cash—End of period	$203,712	$54,761
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$57,556	$45,548
Treasury stock purchases not yet settled in other accrued liabilities	$3,264	$—

See accompanying notes to unaudited condensed consolidated financial statements.

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

United Parks & Resorts Inc., previously SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. The Company operates and/or licenses SeaWorld theme parks in Orlando, Florida; San Antonio, Texas; San Diego, California; and Abu Dhabi, United Arab Emirates and Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia. The Company operates water park attractions in Orlando, Florida (Aquatica); San Antonio, Texas (Aquatica); Tampa, Florida (Adventure Island); and Williamsburg, Virginia (Water Country USA). The Company also operates a reservations-only theme park in Orlando, Florida (Discovery Cove) and Sesame Place theme parks in Langhorne, Pennsylvania and Chula Vista, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2024 or any future period due in part to the seasonal nature of the Company’s operations. Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first quarter, in part because four of its theme parks were historically only open for a portion of the year.

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

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at March 31, 2024 and December 31, 2023 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At March 31, 2024 and December 31, 2023, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(In thousands)
Deferred revenue, including long-term portion	$224,007	$169,967
Less: Deferred revenue, long-term portion, included in other liabilities	14,074	14,353
Deferred revenue, short-term portion	$209,933	$155,614

The Company estimates approximately $65.1 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2023 was recognized as revenue during the three months ended March 31, 2024. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

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

Recently Issued Accounting Standards

In March 2024, the SEC issued its final rule on the enhancement and standardization of climate-related disclosures for investors. These wide-ranging disclosures require annual disclosure of material greenhouse gas emissions as well as disclosure of governance, risk management and strategy related to material climate-related risks. Within the notes to financial statements, the final rule requires disclosure of expenditures recognized, subject to certain thresholds, attributable to severe weather. Outside of the financial statements, the final rule requires qualitative and quantitative disclosures about material scope 1 and scope 2 greenhouse gas emissions. Also required is disclosure of the risk management process and the oversight practices of the Board of Directors and management related to climate-related risks.

In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules, absent the results of pending legal challenges, are currently expected to be effective beginning with the Company’s fiscal year starting January 1, 2025, except for those relating to greenhouse gas emissions, which are expected to be effective starting January 1, 2026. The Company is currently evaluating the rule to determine the impact on its consolidated financial statements and disclosures.

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

3. LOSS PER SHARE

Loss per share is computed as follows:

	For the Three Months Ended March 31,
	2024			2023
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic loss per share	$(11,201)	64,016	$(0.17)	$(16,467)	63,978	$(0.26)
Effect of dilutive incentive-based awards		—			—
Diluted loss per share	$(11,201)	64,016	$(0.17)	$(16,467)	63,978	$(0.26)

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

Diluted loss per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 1,325,000 and 1,225,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three months ended March 31, 2024 and 2023, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods. Approximately 385,000 and 610,000 of the Company’s outstanding performance-vesting restricted stock awards as of March 31, 2024 and 2023, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted loss per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three months ended March 31, 2024 and 2023 was 33.4% and 33.3%, respectively, and differs from the statutory federal income tax rate of 21.0% primarily due to state income taxes and other compensation related items, partially offset by a tax benefit related to equity-based compensation which vested during the period.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources. Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards. Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of March 31, 2024 and December 31, 2023, the Company’s valuation allowance consisted of approximately $5.0 million, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2024 and December 31, 2023, consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Accrued interest	$13,963	$18,480
Accrued taxes	8,846	4,169
Self-insurance reserve	13,218	13,218
Other	22,716	22,239
Total other accrued liabilities	$58,743	$58,106

As of March 31, 2024 and December 31, 2023, other accrued liabilities above includes approximately $16.0 and $15.6 million, respectively related to certain contractual liabilities arising from the previously disclosed temporary COVID-19 park closures. As of March 31, 2024, other accrued liabilities above also includes approximately $3.3 million related to share repurchases not yet settled. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

As of March 31, 2024 and December 31, 2023, accrued interest above primarily relates to interest associated with the Company’s first-priority senior secured notes issued in April 2020, for which interest is paid bi-annually in November and May and the senior notes issued in August 2021, for which interest is paid bi-annually in February and August. See further discussion in Note 6–Long-Term Debt.

6. LONG-TERM DEBT

Long-term debt, net, as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
	(In thousands)
Term B-2 Loans (effective interest rate of 7.83% at March 31, 2024)	$1,170,068	$—
Term B Loans (effective interest rate of 8.47% at December 31, 2023)	—	1,173,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	227,500	227,500
Total long-term debt	2,122,568	2,125,500
Less: unamortized discounts and debt issuance costs	(18,467)	(20,310)
Less: current maturities	(11,730)	(12,000)
Total long-term debt, net	$2,092,371	$2,093,190

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

On June 12, 2023, SEA amended the Amended and Restated Credit Agreement to replace the LIBOR-based benchmark rates with Term SOFR-based benchmark rates plus credit spread adjustments of 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively, due to reference rate reform (“Adjusted Term SOFR”). The Term SOFR-based benchmark rate became effective as of July 1, 2023. There were no changes to any material terms of the Amended and Restated Credit Agreement that were unrelated to the replacement of the LIBOR-based benchmark rates.

On January 22, 2024, SEA further amended the Amended and Restated Credit Agreement to incur an aggregate principal amount of approximately $1,173 million of Term B-2 Loans under the Amended and Restated Credit Agreement (the “Term B-2 Loans”) to refinance the first lien term loan facility (the “Term Loan Facility” and the loans thereunder, the “Term B Loans”). Borrowings under the Term B-2 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) ABR (provided that in no event shall such ABR rate with respect to the Term B-2 Loans be less than 1.50% per annum) plus an applicable margin equal to 1.50% or (ii) Adjusted Term SOFR (provided that in no event shall such Adjusted Term SOFR rate with respect to the Term B-2 Loans be less than 0.50%) plus an applicable margin equal to 2.50%.

On May 2, 2024, the SEA further amended the Amended and Restated Credit Agreement to incur an aggregate principal amount of $380.0 million of Incremental Term B-2 Loans under the Credit Agreement (the “Incremental Term B-2 Loans”) to finance the redemption of the First-Priority Senior Secured Notes (as defined below) and for general corporate purposes. The Incremental Term B-2 Loans will be subject to the same affirmative and negative covenants and events of default as the existing Term B-2 Loans. The Amendment requires scheduled amortization payments on the term loans in quarterly amounts equal to 0.25062656641604% of the original principal amount of the existing Term B-2 Loans and the Incremental Term B-2 Loans, payable quarterly, with the balance to be paid at maturity on August 25, 2028. Also on May 2, 2024, SEA completed the redemption for all of the $227.5 million aggregate principal amount of the First-Priority Senior Secured Notes.

As of March 31, 2024, the Amended and Restated Credit Agreement provides for senior secured financing of up to $1,563.0 million, consisting of:

(i)
the “Term B-2 Loans”, in an aggregate principal amount of $1,173.0 million which was fully drawn on August 25, 2021. The Term B-2 Loans will mature on August 25, 2028; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” (and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $385.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 25, 2026. On June 9, 2022, SEA entered into an incremental amendment to the Amended and Restated Credit Agreement to increase the revolving facility commitments under the Revolving Credit Facility by $5.0 million bringing the aggregate committed principal amount to $390.0 million as of such date.

Senior Secured Credit Facilities

Borrowings under the Term B-2 Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest quoted in the print edition of the Wall Street Journal Money Rates Section as the prime rate as in effect from time to time and (c) one-month Adjusted Term SOFR plus 1% per annum (provided that in no event shall such ABR rate with respect to the Term B-2 Loans be less than 1.50% per annum) (“ABR”), in each case, plus an applicable margin of 1.50% or (ii) an Adjusted Term SOFR rate for the applicable interest period (provided that in no event shall such Adjusted Term SOFR rate with respect to the Term B-2 Loans be less than 0.50% per annum) plus an applicable margin of 2.50%.

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

The Senior Secured Credit Facilities require scheduled amortization payments on the term loans in quarterly amounts equal to 0.25% of the original principal amount of the Term B-2 Loans, payable quarterly, with the balance to be paid at maturity.

In addition, the Senior Secured Credit Facilities require the Company to prepay outstanding term loan borrowings, subject to certain exceptions, with:

-
50% (which percentage will be reduced to 25% and 0% if the Company satisfies certain net first lien leverage ratios) of annual excess cash flow, as defined under the Senior Secured Credit Facilities;
-
100% (which percentage will be reduced to 50% and 0% if the Company satisfies certain net first lien leverage ratios of the net cash proceeds of all non-ordinary course asset sales or other non-ordinary course dispositions of property, in each case subject to certain exceptions and reinvestment rights;
-
100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the Senior Secured Credit Facilities.

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

As of March 31, 2024, SEA had approximately $17.5 million of outstanding letters of credit, leaving approximately $372.5 million available under the Revolving Credit Facility, which was not drawn upon as of March 31, 2024.

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

First-Priority Senior Secured Notes

On April 30, 2020, SEA completed a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes (the “First-Priority Senior Secured Notes”). The First-Priority Senior Secured Notes were scheduled to mature on May 1, 2025 and had interest payment dates of May 1 and November 1. See additional discussion regarding the full redemption of the First-Priority Senior Secured Notes in the preceding Refinancing Transactions section.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of March 31, 2024, the net total leverage ratio as calculated under the Debt Agreements was 2.57 to 1.00.

Long-term debt at March 31, 2024 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
Remainder of 2024	$8,798
2025	239,230
2026	11,730
2027	11,730
2028	1,126,080
2029	725,000
Total	$2,122,568

Cash paid for interest relating to the Senior Secured Credit Facilities and the Senior Notes, net of amounts capitalized, as applicable, was $41.5 million and $40.0 million in the three months ended March 31, 2024 and 2023, respectively.

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

Of the Company’s long-term obligations as of March 31, 2024 and December 31, 2023, the Term B-2 Loans and Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B-2 Loans and Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes and Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value at March 31, 2024 and December 31, 2023. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of March 31, 2024.

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Liabilities:	(In thousands)
Long-term obligations (a)	$904,200	$1,170,068	$—	$2,074,268

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $11.7 million and long-term debt, net, of $2.092 billion as of March 31, 2024.

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

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $12.0 million and long-term debt, net, of $2.093 billion as of December 31, 2023.

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

In November 2020, the Company filed in the Court of Chancery of the State of Delaware an action for declaratory judgment seeking a determination that the threatened claims of the former employees are time-barred and without merit. In response, the defendant former employees filed a motion to dismiss or in the alternative to stay and compel arbitration. After an arbitration process agreed to by the parties determined that the claims were not subject to arbitration. On August 10, 2022, the defendant former employees filed answers, affirmative defenses and counterclaims. On October 10, 2022, the Company filed motions for judgment on the pleadings and to dismiss the counterclaims. The defendant former employees opposed the motions and oral arguments for the parties’ motions and counterclaims were held before the Court of Chancery, on March 29, 2023. On May 26, 2023, the Court of Chancery granted the Company’s motion for judgment on the pleadings and dismissed with prejudice the defendant former employees’ counterclaims. The defendant former employees filed a notice of appeal before the Delaware Supreme Court, on June 21, 2023. Oral arguments were held on February 14, 2024. On February 15, 2024, the Delaware Supreme Court affirmed the Chancery Court’s judgment that granted the Company’s motion for judgment on the pleadings and its motion to dismiss counterclaims. On March 5, 2024, the Delaware Supreme Court issued a mandate to the clerk of court to close the file. This claim will be removed from the next quarterly report on Form 10-Q.

On July 27, 2022, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company captioned Quinton Burns individually and Next Friend of K.B., a minor v. SeaWorld Parks & Entertainment, Inc. and SeaWorld Parks & Entertainment LLC, Civil Case No. 2:22-cv-09941. The complaint states the putative class consists of Quinton Burns and K.B. Burns and similarly situated Black people. Plaintiffs then filed an amended complaint adding an additional seven adult and seven minor class representative plaintiffs in which they allege the class consists of themselves and similarly situated minority persons and also disclosed an additional 89 families and 125 children represented by plaintiffs’ counsel who are allegedly members of the purported class (the "First Amended Complaint"). The First Amended Complaint alleges the Company engaged in disparate treatment of class members based on their race and in so doing violated the Civil Rights Act of 1866 and Pennsylvania common law. The First Amended Complaint seeks compensatory and punitive damages and attorneys’ fees and costs as well declarative and injunctive relief. The Company filed a motion to dismiss all counts and a motion to strike certification of the class. The Court granted the motion to dismiss with prejudice as to the negligent training and hiring claims, without prejudice as to the negligent supervising claim, and denied the motion as to the 42 USC 1981 and negligence per se claims. The plaintiffs sought certification of their class and to amend the operative complaint to reassert the negligent supervising claim. The Company filed a motion to strike class certification and a motion for summary judgment as to all claims. The court denied plaintiffs’ motion for class certification and granted the Company’s motion for summary judgment in part. In particular, while the court allowed the plaintiffs to reassert their negligent supervising claims, the court granted summary judgment with regard to all eight individual plaintiffs as to those claims. As to the alleged violations of the Civil Rights Act of 1866, the court has granted summary judgment against two of the eight plaintiffs, leaving six individual plaintiffs with such claims. A jury trial of these cases commenced on May 6, 2024. On May 8, 2024, counsel for the Plaintiffs made the Court aware of certain questionable conduct by one of the plaintiffs. The Court informed counsel for the Company of such conduct and, as a result, the Company moved for a mistrial which the Court granted and reset the case for trial in September. The Company intends to defend these cases vigorously. While there can be no assurance regarding the ultimate outcome of the trial, the Company believes a potential loss, if any, would not be material.

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

License Commitments

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA has the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of March 31, 2024, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $20.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration" section above.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Equity compensation expense included in operating expenses	$243	$534
Equity compensation expense included in selling, general and administrative expenses	3,277	3,948
Total equity compensation expense	$3,520	$4,482

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 6.7 million shares are available for future issuance as of March 31, 2024.

Other

During the three months ended March 31, 2024, a portion of the previously granted long-term incentive performance restricted units under the 2019 Long-Term Incentive Plan and 2021 Long-Term Incentive Plan vested based on the Company’s actual Fiscal 2023 results. The remainder of the 2021 Long-Term Incentive Plan awards were forfeited in accordance with their terms.

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

10. STOCKHOLDERS’ DEFICIT

As of March 31, 2024, 96,961,736 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 33,065,289 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows) but excludes 1,165,459 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

Share Repurchase Programs

In August 2022, the Board approved a new $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the three months ended March 31, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of March 31, 2024.

In March 2024, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). Subsequent to March 31, 2024 through May 6, 2024, the Company repurchased 1,523,095 shares for an aggregate total of approximately $80.6 million, leaving approximately $419.4 million remaining under the Share Repurchase Program as of May 6, 2024.

Under the Former Share Repurchase Program and Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Former Share Repurchase Program and Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the Company’s trading windows and available liquidity, general business and market conditions, and other factors, including legal requirements, share ownership thresholds, debt covenant restrictions, future tax implications and alternative investment opportunities.

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

Introduction

The following discussion and analysis is intended to facilitate an understanding of our business and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Stockholders Agreement and Share Repurchase Program

On March 25, 2024, the Company held a Special Meeting of Stockholders to: (1) approve the amendment, entered into on February 27, 2024, to the Stockholders Agreement, dated May 27, 2019, by and between Hill Path Capital LP ("Hill Path") and the Company (the “Amendment Proposal”); and (2) if the Amendment Proposal was approved, to approve and authorize a new $500.0 million share repurchase program of the Company's common stock, subject to the qualification that the Company will not repurchase additional shares if Hill Path's common stock ownership interest percentage would, as a result of any such repurchase, equal or exceed 50% (the “Share Repurchase Proposal”). Each of the Amendment Proposal and the Share Repurchase Proposal required approval by the holders of a majority of the shares of the Company's common stock outstanding and entitled to vote as of the record date other than shares beneficially owned by Hill Path and its affiliates (collectively, the “Disinterested Stockholders”). A majority of the Disinterested Stockholders approved both proposals.

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

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended March 31, 2024 and 2023. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

The following table presents key operating and financial information for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,		Variance
	2024	2023	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$165,809	$163,863	$1,946	1.2%
Food, merchandise and other	131,614	129,483	2,131	1.6%
Total revenues	297,423	293,346	4,077	1.4%
Costs and expenses:
Cost of food, merchandise and other revenues	23,047	23,221	(174)	(0.7%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	164,883	172,674	(7,791)	(4.5%)
Selling, general and administrative expenses	47,877	48,281	(404)	(0.8%)
Severance and other separation costs	293	4	289	NM
Depreciation and amortization	39,182	37,394	1,788	4.8%
Total costs and expenses	275,282	281,574	(6,292)	(2.2%)
Operating income	22,141	11,772	10,369	88.1%
Other expense, net	180	46	134	NM
Interest expense	38,777	36,401	2,376	6.5%
Loss before income taxes	(16,816)	(24,675)	7,859	31.9%
Benefit from income taxes	(5,615)	(8,208)	2,593	31.6%
Net Loss	$(11,201)	$(16,467)	$5,266	32.0%
Other data:
Attendance	3,450	3,378	72	2.1%
Total revenue per capita	$86.21	$86.84	$(0.63)	(0.7%)
Admission per capita	$48.06	$48.51	$(0.45)	(0.9%)
In-park per capita spending	$38.15	$38.33	$(0.18)	(0.5%)

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended March 31, 2024 increased $1.9 million, or 1.2%, to $165.8 million as compared to $163.9 million for the three months ended March 31, 2023. The improvement was primarily a result of an increase in attendance, partially offset by a decrease in admissions per capita. Total attendance for the first quarter of 2024 increased by approximately seventy-two thousand guests, or 2.1%, when compared to the prior year quarter. Attendance was positively impacted by a favorable calendar shift including the earlier timing of Easter and certain school spring breaks and was negatively impacted by adverse weather across most of our markets, particularly at our Florida parks, including during peak visitation periods. Admission per capita decreased by 0.9% to $48.06 for the first quarter of 2024 compared to $48.51 in the prior year quarter, primarily due to the net impact of the admissions product mix when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2024 increased $2.1 million, or 1.6%, to $131.6 million as compared to $129.5 million for the three months ended March 31, 2023, as a result of an increase in attendance, as discussed above, partially offset by decreased in park per capita spending. In-park per capita spending decreased by 0.5% to $38.15 in the first quarter of 2024 compared to $38.33 in the first quarter of 2023. In park per capita spending decreased primarily due to a decrease in one-time revenue related to our international services agreements, partially offset by the impact of pricing initiatives when compared to the first quarter of 2023. Excluding one-time revenue related to our international services agreements, in-park per capita spending increased by 4.0%. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on our international services agreements.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2024 decreased $0.2 million, or 0.7%, to $23.0 million as compared to $23.2 million for the three months ended March 31, 2023.

Operating expenses. Operating expenses for the three months ended March 31, 2024 decreased $7.8 million, or 4.5%, to $164.9 million as compared to $172.7 million for the three months ended March 31, 2023. The decrease in operating expenses is primarily due to a decrease in costs associated with our international services agreements and a decrease in legal costs, including approximately $3.1 million related to the previously disclosed temporary COVID-19 park closures when compared to the first quarter of 2023. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on our international services agreements.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2024 decreased $0.4 million, or 0.8%, to $47.9 million as compared to $48.3 million for the three months ended March 31, 2023. The decrease in selling, general and administrative expenses is primarily due to a decrease in labor-related costs and third-party consulting costs, partially offset by increased marketing-related costs.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2024 increased $1.8 million, or 4.8%, to $39.2 million as compared to $37.4 million for the three months ended March 31, 2023. The increase primarily relates to the impact of new asset additions, partially offset by asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended March 31, 2024 increased $2.4 million, or 6.5%, to $38.8 million as compared to $36.4 million for the three months ended March 31, 2023. The increase primarily relates to a write-off of discounts and debt issuance costs resulting from the Refinancing Transactions during the three months ended March 31, 2024. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Benefit from income taxes. Benefit from income taxes in the three months ended March 31, 2024 was $5.6 million compared to $8.2 million for the three months ended March 31, 2023. Our consolidated effective tax rate was 33.4% for the three months ended March 31, 2024 compared to 33.3% for the three months ended March 31, 2023. The effective tax rate in the three months ended March 31, 2024 and 2023 was primarily impacted by state income taxes and other compensation related items, partially offset by a tax benefit related to equity-based compensation which vested during the period.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of March 31, 2024, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.8. We typically have operated with a working capital ratio of near 1.0 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$71,446	$50,296
Net cash used in investing activities	(87,360)	(69,758)
Net cash used in financing activities	(27,296)	(8,097)
Net decrease in cash and cash equivalents, including restricted cash	$(43,210)	$(27,559)

Cash Flows from Operating Activities

Net cash provided by operating activities was $71.4 million during the three months ended March 31, 2024 as compared to $50.3 million during the three months ended March 31, 2023. The change in net cash provided by operating activities was primarily impacted by improved operating performance and changes in working capital.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the three months ended March 31, 2024 consisted primarily of capital expenditures of $87.3 million largely related to future attractions. Net cash used in investing activities during the three months ended March 31, 2023 consisted of $69.8 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

	For the Three Months Ended March 31,
	2024	2023
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$56,319	$50,515
Expansion/ROI projects(b)	30,967	19,243
Capital expenditures, total	$87,286	$69,758

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

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024 results primarily from $16.9 million used to repurchase shares and from payment of tax withholdings on equity-based compensation through shares withheld of $7.5 million. Net cash used in financing activities during the three months ended March 31, 2023 results primarily from payment of tax withholdings on equity-based compensation through shares withheld of $5.6 million. See Note 10–Stockholders’ Deficit in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of March 31, 2024, our indebtedness consisted of senior secured credit facilities, 8.75% first-priority senior secured notes (the “First-Priority Senior Secured Notes”) and 5.25% senior notes (the “Senior Notes”).

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

As of March 31, 2024, our Senior Secured Credit Facilities consisted of $1.170 billion in Term B-2 Loans which will mature in August 2028, along with a $390.0 million Revolving Credit Facility, which had no amounts outstanding as of March 31, 2024 and will mature in August 2026. As of March 31, 2024, SEA had approximately $17.5 million of outstanding letters of credit, leaving approximately $372.5 million available for borrowing under the Revolving Credit Facility.

On May 2, 2024, SEA further amended the Amended and Restated Credit Agreement to incur an aggregate principal amount of $380.0 million of Incremental Term B-2 Loans under the Credit Agreement (the “Incremental Term B-2 Loans”) to finance the redemption of the First-Priority Senior Secured Notes and for general corporate purposes.

Senior Notes and First-Priority Senior Secured Notes

As of March 31, 2024, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029 and $227.5 million in aggregate principal amount of First-Priority Senior Secured Notes, due on May 1, 2025.

On May 2, 2024, SEA completed the redemption for all of the $227.5 million aggregate principal amount of the First-Priority Senior Secured Notes with proceeds received from the Incremental Term B-2 Loans.

Covenant Compliance

As of March 31, 2024, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes and First-Priority Senior Secured Notes. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details relating to our restrictive covenants.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net (loss) income for the periods indicated:

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended March 31,		Last Twelve Months Ended March 31,
	2024	2023	2024
	(Unaudited, in thousands)
Net (loss) income	$(11,201)	$(16,467)	$239,462
(Benefit from) provision for income taxes	(5,615)	(8,208)	81,504
Interest expense	38,777	36,401	149,042
Depreciation and amortization	39,182	37,394	155,996
Equity-based compensation expense (a)	4,291	5,205	17,047
Loss on impairment or disposal of assets and certain non-cash expenses (b)	5,604	3,667	33,573
Business optimization, development and strategic initiative costs (c)	3,534	9,425	28,012
Certain investment costs and other taxes	3,120	48	4,783
COVID-19 related incremental costs(d)	506	3,583	5,999
Other adjusting items	956	1,364	4,815
Adjusted EBITDA(e)	$79,154	$72,412	$720,233
Items added back to Covenant Adjusted EBITDA, as defined in the Debt Agreements:
Estimated cost savings (f)			19,200
Other adjustments as defined in the Debt Agreements (g)			7,377
Covenant Adjusted EBITDA (h)			$746,810

(a) Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b) Includes approximately $4.6 million, $2.3 million and $14.0 million related to non-cash self-insurance reserve adjustments for the three months ended March 31, 2024 and 2023 and twelve months ended March 31, 2024, respectively. For the three months ended March 31, 2024 and 2023 and for the twelve months ended March 31, 2024, also includes non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service.

(c) For the three and twelve months ended March 31, 2024, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $1.8 million and $10.4 million, respectively of other business optimization costs and strategic initiative costs; and (ii) $1.5 million and $15.5 million, respectively of third-party consulting costs. For the three months ended March 31, 2023, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $6.6 million of other business optimization costs and strategic initiative costs; and (ii) $2.8 million of third-party consulting costs.

(d) For the three and twelve months ended March 31, 2024, primarily reflects costs associated with nonrecurring contractual liabilities and respective assessments related to the previously disclosed temporary COVID-19 park closures. For the three months ended March 31, 2023, primarily relates to costs associated with certain legal matters related to the previously disclosed temporary COVID-19 park closures.

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

Contractual Obligations

There have been no material changes to our contractual obligations as of March 31, 2024 from those previously disclosed in our Annual Report on Form 10-K other than the debt and interest obligations pursuant to the Refinancing Transactions (see Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details). As a result, our total long-term debt obligations as of March 31, 2024, not including any possible prepayments, are as follows for the remainder of 2024, 2025-2026, 2027-2028, and thereafter, respectively (in thousands): $8,798; $250,960; $1,137,810; and $725,000. Our estimated future interest payments based on interest rates in effect at March 31, 2024 are as follows for the remainder of 2024, 2025-2026, 2027-2028, and thereafter, respectively (in thousands): $115,184; $271,627; $225,976; and $25,375. Includes amounts attributable to the Senior Secured Credit Facilities, Senior Notes and First-Priority Senior Notes calculated as of March 31, 2024 using certain assumptions and excluding any possible principal prepayments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on February 29, 2024.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2024.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt. We have no interest rate swap agreements outstanding as of March 31, 2024. We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At March 31, 2024, approximately $1.2 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $390.0 million, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $15.6 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $11.7 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the most recent quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements for further details concerning our other legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A.to Part I of our Annual Report on Form 10-K, as filed on March 1, 2024, except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the first quarter of 2024. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2024	January 31, 2024	—	—	—	$38,510,748
February 1, 2024	February 29, 2024	—	—	—	38,510,748
March 1, 2024	March 31, 2024	517,136	$53.41	375,000	18,348,991
		517,136		375,000	$18,348,991

(1)
Except for the 375,000 shares of our common stock repurchased as described in footnote (2), all other purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the three months ended March 31, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of March 31, 2024.

In March 2024, we announced that our Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). Subsequent to March 31, 2024 through May 6, 2024, we repurchased 1,523,095 shares for an aggregate total of approximately $80.6 million, leaving approximately $419.4 million remaining under the Share Repurchase Program as of May 6, 2024.

Under the Former Share Repurchase Program and Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of March 31, 2024. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (within the meaning of Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2024.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1

Certificate of Amendment of Amended and Restated Certificate of Incorporation of United Parks & Resorts Inc., effective February 12, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2024 (File No. 001-35883))

3.2	Amended and Restated Bylaws of United Parks & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2024 (File No. 001-35883))

10.1

Amendment No. 2, dated as January 22, 2024, to the Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., United Parks & Resorts Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2024 (File No. 001-35883))

10.2

Amendment No. 3, dated as of May 2, 2024, to the Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., United Parks & Resorts Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2024 (File No. 001-35883))

10.3

First Amendment, dated February 27, 2024, to the Stockholders Agreement, dated as of May 27, 2019 by and between Hill Path Capital LP and United Parks & Resorts Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2024 (File No. 001-35883))

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

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

UNITED PARKS & RESORTS INC.
(Registrant)
Date: May 9, 2024	By: /s/ James W. Forrester, Jr.
James W. Forrester, Jr.
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 9, 2024	By: /s/ Shekufeh Shirazi Boyle
Shekufeh Shirazi Boyle
Chief Accounting Officer
(Principal Accounting Officer)