Form 10-Q
period 2024-06-30
United Parks & Resorts Inc.
filed 2024-08-08
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The registrant had outstanding 57,951,580 shares of Common Stock, par value $0.01 per share as of August 2, 2024.

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
•
tariffs or other trade restrictions;
•
actions of activist stockholders;
•
the policies of the U.S. President and their administration or any changes to tax laws;
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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$232,052	$246,922
Accounts receivable, net	100,822	73,845
Inventories	52,533	49,236
Prepaid expenses and other current assets	45,280	20,179
Total current assets	430,687	390,182
Property and equipment, at cost	3,925,992	3,814,799
Accumulated depreciation	(2,011,094)	(1,972,861)
Property and equipment, net	1,914,898	1,841,938
Goodwill	66,278	66,278
Trade names/trademarks, net	157,849	157,771
Right of use assets-operating leases	131,238	127,379
Deferred tax assets, net	14,716	8,019
Other assets, net	41,279	33,479
Total assets	$2,756,945	$2,625,046
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$183,978	$160,611
Current maturities of long-term debt	15,540	12,000
Operating lease liabilities	3,750	3,380
Accrued salaries, wages and benefits	22,776	21,204
Deferred revenue	230,496	155,614
Other accrued liabilities	66,804	58,106
Total current liabilities	523,344	410,915
Long-term debt, net	2,239,846	2,093,190
Long-term operating lease liabilities	116,485	112,724
Deferred tax liabilities, net	188,082	164,949
Other liabilities	54,128	51,484
Total liabilities	3,121,885	2,833,262
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,031,598 and 96,660,357 shares issued at June 30, 2024 and December 31, 2023, respectively	970	967
Additional paid-in capital	722,347	723,260
Retained earnings	490,022	410,099
Treasury stock, at cost (37,170,399 and 32,690,289 shares at June 30, 2024 and December 31, 2023, respectively)	(1,578,279)	(1,342,542)
Total stockholders’ deficit	(364,940)	(208,216)
Total liabilities and stockholders’ deficit	$2,756,945	$2,625,046

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues:
Admissions	$264,003	$269,894	$429,812	$433,757
Food, merchandise and other	233,590	226,135	365,204	355,618
Total revenues	497,593	496,029	795,016	789,375
Costs and expenses:
Cost of food, merchandise and other revenues	38,645	38,210	61,692	61,431
Operating expenses (exclusive of depreciation and amortization shown separately below)	190,199	195,728	355,082	368,402
Selling, general and administrative expenses	63,788	68,166	111,665	116,447
Severance and other separation costs	296	656	589	660
Depreciation and amortization	40,281	37,831	79,463	75,225
Total costs and expenses	333,209	340,591	608,491	622,165
Operating income	164,384	155,438	186,525	167,210
Other (income) expense, net	(147)	(5)	33	41
Interest expense	39,386	36,954	78,163	73,355
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts	2,452	—	2,452	—
Income before income taxes	122,693	118,489	105,877	93,814
Provision for income taxes	31,569	31,434	25,954	23,226
Net income	$91,124	$87,055	$79,923	$70,588
Earnings per share:
Earnings per share, basic	$1.47	$1.36	$1.27	$1.10
Earnings per share, diluted	$1.46	$1.35	$1.26	$1.09
Weighted average common shares outstanding:
Basic	61,890	63,932	62,953	63,955
Diluted	62,268	64,352	63,488	64,479

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2023	96,660,357	$967	$723,260	$410,099	$(1,342,542)	$(208,216)
Equity-based compensation	—	—	3,520	—	—	3,520
Vesting of restricted shares	425,904	4	(4)	—	—	—
Shares withheld for tax withholdings	(142,136)	(1)	(7,459)	—	—	(7,460)
Exercise of stock options	17,611	—	455	—	—	455
Repurchase of 375,000 shares of treasury stock, at cost	—	—	—	—	(20,162)	(20,162)
Net loss	—	—	—	(11,201)	—	(11,201)
Balance at March 31, 2024	96,961,736	970	719,772	398,898	(1,362,704)	(243,064)
Equity-based compensation	—	—	2,848	—	—	2,848
Vesting of restricted shares	69,257	1	(1)	—	—	—
Shares withheld for tax withholdings	(17,627)	(1)	(936)	—	—	(937)
Exercise of stock options	18,232	—	664	—	—	664
Repurchase of 4,105,110 shares of treasury stock, at cost	—	—	—	—	(215,575)	(215,575)
Net income	—	—	—	91,124	—	91,124
Balance at June 30, 2024	97,031,598	$970	$722,347	$490,022	$(1,578,279)	$(364,940)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2022	96,287,771	$963	$710,151	$175,903	$(1,324,681)	$(437,664)
Equity-based compensation	—	—	4,482	—	—	4,482
Vesting of restricted shares	273,134	3	(3)	—	—	—
Shares withheld for tax withholdings	(86,914)	(1)	(5,568)	—	—	(5,569)
Exercise of stock options	22,793	—	565	—	—	565
Net loss	—	—	—	(16,467)	—	(16,467)
Balance at March 31, 2023	96,496,784	965	709,627	159,436	(1,324,681)	(454,653)
Equity-based compensation	—	—	3,725	—	—	3,725
Vesting of restricted shares	53,735	—	—	—	—	—
Shares withheld for tax withholdings	(13,118)	—	(771)	—	—	(771)
Exercise of stock options	45,248	1	1,078	—	—	1,079
Repurchase of 235,000 shares of treasury stock, at cost	—	—	—	—	(13,947)	(13,947)
Net income	—	—	—	87,055	—	87,055
Balance at June 30, 2023	96,582,649	$966	$713,659	$246,491	$(1,338,628)	$(377,512)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$79,923	$70,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,463	75,225
Amortization of debt issuance costs and discounts	2,707	3,078
Loss on early extinguishment and modification of debt and write-off of debt issuance costs and discounts	3,406	—
Deferred income tax provision	16,436	17,397
Equity-based compensation	6,368	8,207
Other, including loss on sale or disposal of assets, net	7,893	13,425
Changes in assets and liabilities:
Accounts receivable	(36,059)	(22,415)
Inventories	(3,483)	(4,881)
Prepaid expenses and other current assets	(24,588)	(5,372)
Accounts payable and accrued expenses	28,212	13,925
Accrued salaries, wages and benefits	1,572	2,375
Deferred revenue	83,254	58,256
Other accrued liabilities	953	12,562
Right-of-use assets and operating lease liabilities	272	197
Other assets and liabilities	(1,656)	(7,666)
Net cash provided by operating activities	244,673	234,901
Cash Flows From Investing Activities:
Capital expenditures	(166,814)	(145,587)
Other investing activities, net	(78)	—
Net cash used in investing activities	(166,892)	(145,587)
Cash Flows From Financing Activities:
Repayments of long-term debt	(234,317)	(6,000)
Proceeds from the issuance of debt, net	379,295	—
Proceeds from draws on revolving credit facility	—	20,000
Repayments of revolving credit facility	—	(20,000)
Purchase of treasury stock	(228,890)	(13,947)
Payment of tax withholdings on equity-based compensation through shares withheld	(8,397)	(6,340)
Exercise of stock options	1,119	1,644
Debt issuance costs	(895)	—
Other financing activities	(566)	(245)
Net cash used in financing activities	(92,651)	(24,888)
Change in Cash and Cash Equivalents, including Restricted Cash	(14,870)	64,426
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	246,922	82,320
Cash and Cash Equivalents, including Restricted Cash—End of period	$232,052	$146,746
Supplemental Disclosure of Noncash Investing and Financing Activities:
Capital expenditures in accounts payable	$45,727	$53,080
Right-of-use assets obtained in exchange for financing lease obligations	$—	$1,770
Treasury stock purchases not yet settled in other accrued liabilities	$4,706	$—

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

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at June 30, 2024 and December 31, 2023 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products. Admission products with similar characteristics are analyzed using a portfolio approach for each separate park as the Company expects that the effects on the consolidated financial statements of applying Accounting Standards Codification ("ASC") 606 to the portfolio does not differ materially from applying the guidance to individual contracts within the portfolio. For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park. Annual passes, season passes, or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates redemption rates using historical and forecasted attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically. These estimated redemption rates impact the timing of when revenue is recognized on these products. Actual results could materially differ from these estimates based on actual attendance patterns. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For pass products purchased on an installment plan that have met their initial commitment period and have transitioned to a month-to-month basis, monthly charges are recognized as revenue as payments are received each month. For certain multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At June 30, 2024 and December 31, 2023, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(In thousands)
Deferred revenue, including long-term portion	$244,406	$169,967
Less: Deferred revenue, long-term portion, included in other liabilities	13,910	14,353
Deferred revenue, short-term portion	$230,496	$155,614

The Company estimates approximately $112.7 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2023 was recognized as revenue during the six months ended June 30, 2024. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

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

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	For the Three Months Ended June 30,
	2024			2023
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$91,124	61,890	$1.47	$87,055	63,932	$1.36
Effect of dilutive incentive-based awards		378			420
Diluted earnings per share	$91,124	62,268	$1.46	$87,055	64,352	$1.35

	For the Six Months Ended June 30,
	2024			2023
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$79,923	62,953	$1.27	$70,588	63,955	$1.10
Effect of dilutive incentive-based awards		535			524
Diluted earnings per share	$79,923	63,488	$1.26	$70,588	64,479	$1.09

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the three and six months ended June 30, 2024, there were approximately 524,000 and 513,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and six months ended June 30, 2023, there were approximately 452,000 and 390,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 594,000 and 816,000 as of June 30, 2024 and 2023, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2024 was 25.7% and 24.5%, respectively, and for the three and six months ended June 30, 2023 was 26.5% and 24.8%, respectively. The Company’s effective tax rates over these periods differ from the effective statutory federal income tax rate of 21.0% primarily due to state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources. Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards. Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of June 30, 2024 and December 31, 2023, the Company’s valuation allowance consisted of approximately $5.0 million, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

The Inflation Reduction Act (“IRA”) of 2022 was signed into law on August 16, 2022. This legislation includes a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases among its key tax provisions effective for years beginning after December 31, 2022. The company accrued approximately $2.1 million for an expected excise tax related to shares repurchases made during the six months ended June 30, 2024, which is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2024 and December 31, 2023, consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Accrued interest	$15,449	$18,480
Accrued taxes	13,218	4,169
Self-insurance reserve	14,088	13,218
Other	24,049	22,239
Total other accrued liabilities	$66,804	$58,106

As of June 30, 2024 and December 31, 2023, other accrued liabilities above includes approximately $16.5 million and $15.6 million, respectively, related to certain legal matters, contractual liabilities and respective assessments arising from the previously disclosed temporary COVID-19 park closures. As of June 30, 2024, other accrued liabilities above also includes approximately $4.7 million related to share repurchases not yet settled. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

As of June 30, 2024 and December 31, 2023, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August. As of December 31, 2023, accrued interest above also includes interest associated with the Company’s first-priority senior secured notes issued in April 2020, which were fully redeemed in May 2024, for which interest was paid bi-annually in November and May. See further discussion in Note 6–Long-Term Debt.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt, net, as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
	(In thousands)
Term B-2 Loans (effective interest rate of 7.84% at June 30, 2024)	$1,546,183	$—
Term B Loans (effective interest rate of 8.47% at December 31, 2023)	—	1,173,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	—	227,500
Total long-term debt	2,271,183	2,125,500
Less: unamortized debt issuance costs and discounts	(15,797)	(20,310)
Less: current maturities	(15,540)	(12,000)
Total long-term debt, net	$2,239,846	$2,093,190

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

On January 22, 2024, SEA further amended the Amended and Restated Credit Agreement to incur an aggregate principal amount of approximately $1,173 million of Term B-2 Loans under the Amended and Restated Credit Agreement (the “Initial Term B-2 Loans”) to refinance the first lien term loan facility (the “Term Loan Facility” and the loans thereunder, the “Term B Loans”). Borrowings under the Initial Term B-2 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) ABR (provided that in no event shall such ABR rate with respect to the Initial Term B-2 Loans be less than 1.50% per annum) plus an applicable margin equal to 1.50% or (ii) Adjusted Term SOFR (provided that in no event shall such Adjusted Term SOFR rate with respect to the Initial Term B-2 Loans be less than 0.50%) plus an applicable margin equal to 2.50%.

On May 2, 2024, SEA further amended the Amended and Restated Credit Agreement to incur an aggregate principal amount of $380.0 million of Incremental Term B-2 Loans under the Credit Agreement (the “Incremental Term B-2 Loans”) to finance the redemption of the First-Priority Senior Secured Notes (as defined below) and for general corporate purposes. The Incremental Term B-2 Loans will be subject to the same affirmative and negative covenants and events of default as the existing Initial Term B-2 Loans. The Amendment requires scheduled amortization payments on the term loans in quarterly amounts equal to 0.25062656641604% of the original principal amount of the existing Initial Term B-2 Loans and the Incremental Term B-2 Loans (collectively, the "Term B-2 Loans"), payable quarterly, with the balance to be paid at maturity on August 25, 2028. Also on May 2, 2024, SEA completed the redemption for all of the $227.5 million aggregate principal amount of the First-Priority Senior Secured Notes.

As of June 30, 2024, the Amended and Restated Credit Agreement provides for senior secured financing of up to $1,936.2 million, consisting of:

(i)
the “Term B-2 Loans”, in an aggregate principal amount of $1,546.2 million which are fully drawn. The Term B-2 Loans will mature on August 25, 2028; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” (and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $385.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 25, 2026. On June 9, 2022, SEA entered into an incremental amendment to the Amended and Restated Credit Agreement to increase the revolving facility commitments under the Revolving Credit Facility by $5.0 million bringing the aggregate committed principal amount to $390.0 million as of such date.

Debt Issuance Costs and Discounts

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the recent Refinancing Transactions, SEA recorded debt issuance costs of $0.9 million, of which $0.7 million were paid directly to lenders, during the six months ended June 30, 2024. Additionally, SEA wrote-off debt issuance costs and discounts of $2.5 million which is included in loss on early extinguishment of debt and write-off of debt issuance costs and discounts in the accompanying consolidated statement of operations for the six months ended June 30, 2024.

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

As of June 30, 2024, SEA had approximately $17.5 million of outstanding letters of credit, leaving approximately $372.5 million available under the Revolving Credit Facility, which was not drawn upon as of June 30, 2024.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent Events

On July 29, 2024, the Company launched an opportunistic amendment to the Amended and Restated Credit Agreement, dated as of August 25, 2021 (and as amended on June 9, 2022, June 12, 2023, January 22, 2024 and May 2, 2024), among the Company, SeaWorld Parks & Entertainment, Inc., each other guarantor party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to, among other things, (i) refinance its existing first lien term loan facility and extend the maturity thereof, (ii) refinance and increase the commitments under the Revolving Credit Facility thereunder from $390.0 million to $700.0 million and extend the maturity thereof and (iii) amend certain other provisions. The Company subsequently canceled the opportunistic repricing due to unfavorable market conditions unrelated to the Company.

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

letters of credit under the Revolving Credit Facility and letters of credit that are cash collateralized) under the Revolving Credit Facility on such date exceeds an amount equal to 35% of the then-outstanding commitments under the Revolving Credit Facility.

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of June 30, 2024, the net total leverage ratio as calculated under the Debt Agreements was 2.76 to 1.00.

Long-term debt at June 30, 2024 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31:	(In thousands)
Remainder of 2024	$7,770
2025	15,540
2026	15,540
2027	15,540
2028	1,491,793
2029	725,000
Total	$2,271,183

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $78.4 million and $71.6 million in the six months ended June 30, 2024 and 2023, respectively.

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

Of the Company’s long-term obligations as of June 30, 2024 and December 31, 2023, the Term B-2 Loans and Term B Loans are classified in Level 2 of the fair value hierarchy and the First-Priority Senior Secured Notes and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B-2 Loans and Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the First-Priority Senior Secured Notes and Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any assets measured on a recurring basis at fair value at June 30, 2024 and December 31, 2023. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of June 30, 2024.

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2024
	(In thousands)
Long-term obligations (a)	$679,688	$1,546,183	$—	$2,225,871

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.5 million and long-term debt, net, of $2.240 billion as of June 30, 2024.

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

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “Licensing Agreement”). The Company had previously accrued for the additional amount claimed in other accrued liabilities during the year ended December 31, 2022. On June 27, 2022, pursuant to the License Agreement, Sesame Workshop initiated arbitration seeking a finding that its calculation of the amount of the 2021 royalty payment was correct. Sesame Workshop did not seek any modification or termination of the Licensing Agreement in the arbitration. The arbitration panel made an award on May 22, 2023 to Sesame Workshop for royalties, interest on the award, arbitration fees and expenses, which amounts are accrued for in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, however, the Company is challenging the decision of the arbitration panel. On August 7, 2023, Sesame Workshop filed a Petition to Confirm Arbitration Award, and in response, the Company filed a Cross Motion to Vacate. At this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material.

Other Lawsuits

On July 27, 2022, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company captioned Quinton Burns individually and Next Friend of K.B., a minor v. SeaWorld Parks & Entertainment, Inc. and

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SeaWorld Parks & Entertainment LLC, Civil Case No. 2:22-cv-09941. The complaint states the putative class consists of Quinton Burns and K.B. Burns and similarly situated Black people. Plaintiffs then filed an amended complaint adding an additional seven adult and seven minor class representative plaintiffs in which they allege the class consists of themselves and similarly situated minority persons and also disclosed an additional 89 families and 125 children represented by Plaintiffs’ counsel who are allegedly members of the purported class (the "First Amended Complaint"). The First Amended Complaint alleges the Company engaged in disparate treatment of class members based on their race and in so doing violated the Civil Rights Act of 1866 and Pennsylvania common law. The First Amended Complaint seeks compensatory and punitive damages and attorneys’ fees and costs as well declarative and injunctive relief. The Company filed a motion to dismiss all counts and a motion to strike certification of the class. The Court granted the motion to dismiss with prejudice as to the negligent training and hiring claims, without prejudice as to the negligent supervising claim, and denied the motion as to the 42 USC 1981 and negligence per se claims. The plaintiffs sought certification of their class and to amend the operative complaint to reassert the negligent supervising claim. The Company filed a motion to strike class certification and a motion for summary judgment as to all claims. The court denied plaintiffs’ motion for class certification and granted the Company’s motion for summary judgment in part. In particular, while the court allowed the plaintiffs to reassert their negligent supervising claims, the court granted summary judgment with regard to all eight individual plaintiffs as to those claims. As to the alleged violations of the Civil Rights Act of 1866, the court has granted summary judgment against two of the eight plaintiffs, leaving six individual plaintiffs with such claims. A jury trial of these cases commenced on May 6, 2024. On May 8, 2024, counsel for the Plaintiffs made the Court aware of certain questionable conduct by one of the plaintiffs. The Court informed counsel for the Company of such conduct and, as a result, the Company moved for a mistrial which the Court granted and reset the case for trial in September. The Court has also severed from the main case the lawsuit brought by the plaintiff whose alleged conduct led to the request for a mistrial. That case will not go forward in September and has not been reset. The Company intends to defend these cases vigorously. While there can be no assurance regarding the ultimate outcome of the trial, the Company believes a potential loss, if any, would not be material.

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

License Commitments

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA has the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of June 30, 2024, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $20.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration" section above.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Equity compensation expense included in operating expenses	$383	$10	$626	$544
Equity compensation expense included in selling, general and administrative expenses	2,465	3,715	5,742	7,663
Total equity compensation expense	$2,848	$3,725	$6,368	$8,207

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 6.6 million shares are available for future issuance as of June 30, 2024.

Bonus Performance Restricted Units

During the six months ended June 30, 2024, the Company granted approximately 83,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2024 (the “2024 Bonus Plan”). The 2024 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, as defined by the 2024 Bonus Plan, with respect to the year ended December 31, 2024 (“Fiscal 2024”). The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2024 which ranges from 0% (if below threshold performance), to 100% (if at target performance) with opportunities to earn above 100% when achievement is above the target performance for certain metrics.

The Company had an annual bonus plan for the fiscal year ended December 31, 2023 (“Fiscal 2023”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2023. Based on the Company’s actual Fiscal 2023 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 16,000 shares in the six months ended June 30, 2024 and the remaining unvested units forfeited in accordance with their terms.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-term Incentive Performance Restricted Awards

During the six months ended June 30, 2024, the Company granted long-term incentive plan awards for 2024 (the “2024 Long-Term Incentive Grant”) which were comprised of approximately 58,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 180,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units are eligible to vest during the three-year performance period beginning on January 1, 2024 and ending on December 31, 2026 (or, extended through December 31, 2027, as applicable) (the “Performance Period”) based upon the Company’s achievement of specified performance goals during the Performance Period. The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 150% (for maximum performance). Upon achievement of at least the threshold performance goals, 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year performance test period. Performance for the test period must meet or exceed the prior year’s performance before up to the remaining 50% of the units can be earned.

Other

During the six months ended June 30, 2024, a portion of the previously granted long-term incentive performance restricted units under the 2019 Long-Term Incentive Plan and 2021 Long-Term Incentive Plan vested based on the Company’s actual Fiscal 2023 results. The remainder of the 2021 Long-Term Incentive Plan awards were forfeited in accordance with their terms.

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

10. STOCKHOLDERS’ DEFICIT

As of June 30, 2024, 97,031,598 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 37,170,399 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows) but excludes 1,222,845 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

Share Repurchase Programs

In August 2022, the Board approved a new $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the six months ended June 30, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of June 30, 2024.

In March 2024, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). During the six months ended June 30, 2024, the Company repurchased 4,105,110 shares for an aggregate total of approximately $213.4 million. Subsequent to June 30, 2024 through August 5, 2024, the Company repurchased 2,170,247 shares for an aggregate total of approximately $116.1 million, leaving approximately $170.5 million remaining under the Share Repurchase Program as of August 5, 2024.

Collectively, under the 2022 Former Share Repurchase Program and 2024 Share Repurchase Program, the Company repurchased 4,480,110 shares for an aggregate total of approximately $233.6 million during the six months ended June 30, 2024.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended June 30, 2024 and 2023. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The following table presents key operating and financial information for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,		Variance
	2024	2023	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$264,003	$269,894	$(5,891)	(2.2%)
Food, merchandise and other	233,590	226,135	7,455	3.3%
Total revenues	497,593	496,029	1,564	0.3%
Costs and expenses:
Cost of food, merchandise and other revenues	38,645	38,210	435	1.1%
Operating expenses (exclusive of depreciation and amortization shown separately below)	190,199	195,728	(5,529)	(2.8%)
Selling, general and administrative expenses	63,788	68,166	(4,378)	(6.4%)
Severance and other separation costs	296	656	(360)	(54.9%)
Depreciation and amortization	40,281	37,831	2,450	6.5%
Total costs and expenses	333,209	340,591	(7,382)	(2.2%)
Operating income	164,384	155,438	8,946	5.8%
Other income, net	(147)	(5)	(142)	NM
Interest expense	39,386	36,954	2,432	6.6%
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts	2,452	—	2,452	NM
Income before income taxes	122,693	118,489	4,204	3.5%
Provision for income taxes	31,569	31,434	135	0.4%
Net income	$91,124	$87,055	$4,069	4.7%
Other data:
Attendance	6,186	6,139	47	0.8%
Total revenue per capita	$80.44	$80.80	$(0.36)	(0.4%)
Admission per capita	$42.68	$43.96	$(1.28)	(2.9%)
In-park per capita spending	$37.76	$36.84	$0.92	2.5%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended June 30, 2024 decreased $5.9 million, or 2.2%, to $264.0 million as compared to $269.9 million for the three months ended June 30, 2023. The decline was a result of a decrease in admission per capita, partially offset by an increase in attendance. Total attendance for the second quarter of 2024 increased by approximately 47 thousand guests, or 0.8%, when compared to the prior year quarter. The increase in attendance was primarily due to increased demand. Admission per capita decreased by $1.28 to $42.68 for the second quarter of 2024 compared to $43.96 in the prior year quarter, primarily due to lower pricing on certain promotional admission products and the net impact of the admissions product and park mix when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2024 increased $7.5 million, or 3.3%, to $233.6 million as compared to $226.1 million for the three months ended June 30, 2023, as a result of an increase in in-park per capita spending and an increase in attendance, as discussed above. In-park per capita spending increased by 2.5% to $37.76 in the second quarter of 2024 compared to $36.84 in the second quarter of 2023. In park per capita spending improved primarily due to pricing initiatives when compared to the second quarter of 2023.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2024 increased $0.4 million, or 1.1%, to $38.6 million as compared to $38.2 million for the three months ended June 30, 2023.

Operating expenses. Operating expenses for the three months ended June 30, 2024 decreased $5.5 million, or 2.8%, to $190.2 million as compared to $195.7 million for the three months ended June 30, 2023. The decrease in operating expenses is primarily due to decreased non-cash self-insurance reserve adjustments, a decrease in non-cash asset write-offs, and a decrease in nonrecurring contractual liabilities and legal costs resulting from the previously disclosed temporary COVID-19 park closures when compared to the second quarter of 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2024 decreased $4.4 million, or 6.4%, to $63.8 million as compared to $68.2 million for the three months ended June 30, 2023. The decrease in selling, general and administrative expenses is primarily due to a $8.6 million decrease in third-party consulting costs, including approximately $8.3 million of nonrecurring costs for strategic initiatives when compared to the second quarter of 2023.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2024 increased $2.5 million, or 6.5%, to $40.3 million as compared to $37.8 million for the three months ended June 30, 2023. The increase primarily relates to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended June 30, 2024 increased $2.4 million, or 6.6%, to $39.4 million as compared to $37.0 million for the three months ended June 30, 2023. The increase primarily relates to the net impact of a higher average outstanding balance on our variable debt, partially offset by a lower average outstanding balance on our fixed debt, as a result of the Refinancing Transactions. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Loss on early extinguishment of debt and write-off of debt issuance costs and discounts. Loss on early extinguishment of debt and write-off of debt issuance costs and discounts for the three months ended June 30, 2024 primarily relate to a write-off of debt issuance costs and discounts resulting from the Refinancing Transactions during the three months ended June 30, 2024. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Provision for income taxes. Provision for income taxes in the three months ended June 30, 2024 was $31.6 million compared to $31.4 million for the three months ended June 30, 2023. Our consolidated effective tax rate was 25.7% for the three months ended June 30, 2024 compared to 26.5% for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 and 2023 was primarily impacted due to state income taxes and limits on certain compensation deductibility.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table presents key operating and financial information for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,		Variance
	2024	2023	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$429,812	$433,757	$(3,945)	(0.9%)
Food, merchandise and other	365,204	355,618	9,586	2.7%
Total revenues	795,016	789,375	5,641	0.7%
Costs and expenses:
Cost of food, merchandise and other revenues	61,692	61,431	261	0.4%
Operating expenses (exclusive of depreciation and amortization shown separately below)	355,082	368,402	(13,320)	(3.6%)
Selling, general and administrative expenses	111,665	116,447	(4,782)	(4.1%)
Severance and other separation costs	589	660	(71)	(10.8%)
Depreciation and amortization	79,463	75,225	4,238	5.6%
Total costs and expenses	608,491	622,165	(13,674)	(2.2%)
Operating income	186,525	167,210	19,315	11.6%
Other expense (income), net	33	41	(8)	(19.5%)
Interest expense	78,163	73,355	4,808	6.6%
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts	2,452	—	2,452	NM
Income before income taxes	105,877	93,814	12,063	12.9%
Provision for income taxes	25,954	23,226	2,728	11.7%
Net income	$79,923	$70,588	$9,335	13.2%
Other data:
Attendance	9,636	9,517	119	1.3%
Total revenue per capita	$82.50	$82.94	$(0.44)	(0.5%)
Admission per capita	$44.60	$45.57	$(0.97)	(2.1%)
In-park per capita spending	$37.90	$37.37	$0.53	1.4%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the six months ended June 30, 2024 decreased $3.9 million, or 0.9%, to $429.8 million as compared to $433.8 million for the six months ended June 30, 2023. The decline was a result of a decrease in admissions per capita, partially offset by an increase in attendance. Total attendance for the first six months of 2024 increased by approximately 119 thousand guests, or 1.3%, when compared to the first six months of 2023. The increase in attendance was primarily due to an increase in demand, partially offset by the impact of adverse weather, particularly at our Florida parks, including during peak visitation periods. Admission per capita decreased by 2.1% to $44.60 for the six months ended June 30, 2024 compared to $45.57 for the six months ended June 30, 2023, primarily due to the net impact of the admissions product mix and lower pricing on certain promotional admission products when compared to the first six months of 2023.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2024 increased $9.6 million, or 2.7%, to $365.2 million as compared to $355.6 million for the six months ended June 30, 2023 as a result of an increase in in-park per capita spending and an increase in attendance, as discussed above. In-park per capita spending increased by 1.4% to $37.90 for the six months ended June 30, 2024 compared to $37.37 for the six months ended June 30, 2023. In park per capita spending improved primarily due to pricing initiatives, partially offset by a decrease in revenue related to our international services agreements when compared to the first six months of 2023. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on our international agreements.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2024 increased $0.3 million, or 0.4%, to $61.7 million as compared to $61.4 million for the six months ended June 30, 2023.

Operating expenses. Operating expenses for the six months ended June 30, 2024 decreased by $13.3 million, or 3.6%, to $355.1 million as compared to $368.4 million for the six months ended June 30, 2023. The decrease in operating expenses is primarily due to a decrease in nonrecurring legal costs and contractual liabilities resulting from the previously disclosed temporary COVID-19 park closures and a decrease in costs associated with our international services agreements when compared to the first six months of 2023. See Note 1–Description of the Business and Basis of Presentation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on our international agreements.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2024 decreased $4.8 million, or 4.1%, to $111.7 million as compared to $116.4 million for the six months ended June 30, 2023. The decrease in selling, general and administrative expenses is primarily due to an $11.3 million decrease in third-party consulting costs, including approximately $10.2 million of nonrecurring costs for strategic initiatives, partially offset by an increase in marketing related costs when compared to the first six months of 2023.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2024 increased $4.2 million, or 5.6%, to $79.5 million as compared to $75.2 million for the six months ended June 30, 2023. The increase primarily relates to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the six months ended June 30, 2024 increased $4.8 million, or 6.6%, to $78.2 million as compared to $73.4 million for the six months ended June 30, 2023. The increase primarily relates to write-offs of debt issuance costs and discounts and the net impact of a higher average outstanding balance on our variable debt as a result of the Refinancing Transactions. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Loss on early extinguishment of debt and write-off of debt issuance costs and discounts. Loss on early extinguishment of debt and write-off of debt issuance costs and discounts for the six months ended June 30, 2024 primarily relate to a write-off of debt issuance costs and discounts resulting from the Refinancing Transactions during the six months ended June 30, 2024. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2024 was $26.0 million compared to $23.2 million for the six months ended June 30, 2023. Our consolidated effective tax rate was 24.5% for the six months ended June 30, 2024 compared to 24.8% for the six months ended June 30, 2023. The effective tax rate in the six months ended June 30, 2024 and 2023 was primarily impacted by state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of June 30, 2024, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.8. We typically have operated with a working capital ratio of near 1.0 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2024	2023
	(Unaudited, in thousands)
Net cash provided by operating activities	$244,673	$234,901
Net cash used in investing activities	(166,892)	(145,587)
Net cash used in financing activities	(92,651)	(24,888)
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(14,870)	$64,426

Cash Flows from Operating Activities

Net cash provided by operating activities was $244.7 million during the six months ended June 30, 2024 as compared to $234.9 million during the six months ended June 30, 2023. The change in net cash provided by operating activities was primarily impacted by improved operating performance.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the six months ended June 30, 2024 consisted of capital expenditures of $166.8 million largely related to future attractions. Net cash used in investing activities during the six months ended June 30, 2023 consisted of $145.6 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

	For the Six Months Ended June 30,
	2024	2023
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$120,275	$118,686
Expansion/ROI projects(b)	46,539	26,901
Capital expenditures, total	$166,814	$145,587

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

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024 primarily results from repayments of $234.3 million on long-term debt, $228.9 million used to repurchase shares and $8.4 million for payments of tax withholdings on equity-based compensation through shares withheld, partially offset by $379.3 million of net proceeds from the issuance of debt . Net cash used in financing activities during the six months ended June 30, 2023 results primarily from share repurchases of $13.9 million and payment of tax withholdings on equity-based compensation through shares withheld of $6.3 million. See Note 10–Stockholders’ Deficit in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of June 30, 2024, our indebtedness consisted of senior secured credit facilities and 5.25% senior notes (the “Senior Notes”).

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

As of June 30, 2024, our Senior Secured Credit Facilities consisted of $1.546 billion in Term B-2 Loans which will mature in August 2028, along with a $390.0 million Revolving Credit Facility, which had no amounts outstanding as of June 30, 2024 and will mature in August 2026. As of June 30, 2024, SEA had approximately $17.5 million of outstanding letters of credit, leaving approximately $372.5 million available for borrowing under the Revolving Credit Facility.

Senior Notes

As of June 30, 2024, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029.

Covenant Compliance

As of June 30, 2024, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details relating to our restrictive covenants.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2024	2023	2024	2023	2024
	(Unaudited, in thousands)
Net income	$91,124	$87,055	$79,923	$70,588	$243,531
Provision for income taxes	31,569	31,434	25,954	23,226	81,639
Interest expense	39,386	36,954	78,163	73,355	151,474
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts (a)	2,452	—	2,452	—	2,452
Depreciation and amortization	40,281	37,831	79,463	75,225	158,446
Equity-based compensation expense (b)	2,979	3,866	7,270	9,071	16,160
Loss on impairment or disposal of assets and certain non-cash expenses (c)	2,279	10,595	7,883	14,262	25,257
Business optimization, development and strategic initiative costs (d)	4,120	12,104	7,654	21,529	20,028
Certain investment costs and other taxes (e)	1,019	114	4,139	162	5,688
COVID-19 related incremental costs (f)	1,355	4,085	1,861	7,668	3,269
Other adjusting items (g)	1,589	209	2,545	1,573	6,195
Adjusted EBITDA (h)	$218,153	$224,247	$297,307	$296,659	$714,139
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (i)					18,000
Other adjustments as defined in the Debt Agreements (j)					7,567
Covenant Adjusted EBITDA (k)					$739,706

(a) Reflects a loss on early extinguishment of debt and write-off of debt issuance costs and discounts associated with the Refinancing Transactions. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b) Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(c) Reflects primarily non-cash expenses related to miscellaneous fixed asset disposals including asset write-offs and costs related to certain rides and equipment which were removed from service. Includes non-cash self-insurance reserve adjustments of: (i) approximately $4.6 million for the six months ended June 30, 2024; (ii) approximately $9.4 million for the twelve months ended June 30, 2024; and (iii) approximately $4.7 million and $7.0 million for the three and six months ended June 30, 2023, respectively.

(d) For the three, six, and twelve months ended June 30, 2024, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $2.2 million, $4.0 million, and $13.0 million, respectively, of other business optimization costs and strategic initiative costs and (ii) $1.5 million, $3.0 million, and $5.9 million, respectively, of third-party consulting costs. Reflects business optimization, development and other strategic initiative costs primarily related to: (i) $11.2 million and $14.0 million of third-party consulting costs for the three and six months ended June 30, 2023, respectively, and (ii) $6.2 million of other business optimization costs and strategic initiative costs for the six months ended June 30, 2023.

(e) For the three, six and twelve months ended June 30, 2024, primarily relates to expenses associated with the Amendment Proposal and the Share Repurchase Proposal.

(f) Primarily reflects costs associated with certain legal matters and nonrecurring contractual liabilities related to the previously disclosed temporary COVID-19 park closures.

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

Contractual Obligations

There have been no material changes to our contractual obligations as of June 30, 2024 from those previously disclosed in our Annual Report on Form 10-K other than the debt and interest obligations pursuant to the Refinancing Transactions (see Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details). As a result, our total long-term debt obligations as of June 30, 2024, not including any possible prepayments, are as follows for the remainder of 2024, 2025-2026, 2027-2028, and thereafter, respectively (in thousands): $7,770; $31,079; $1,507,334; and $725,000. Our estimated future interest payments based on interest rates in effect at June 30, 2024 are as follows for the remainder of 2024, 2025-2026, 2027-2028, and thereafter, respectively (in thousands): $135,506; $323,282; $274,992; and $25,375. Includes amounts attributable to the Senior Secured Credit Facilities and Senior Notes calculated as of June 30, 2024 using certain assumptions and excluding any possible principal prepayments.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2024.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt. We have no interest rate swap agreements outstanding as of June 30, 2024. We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At June 30, 2024, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $390.0 million, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $19.4 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $15.5 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the most recent quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements for further details concerning our other legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A.to Part I of our Annual Report on Form 10-K, as filed on February 29, 2024, except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter of 2024. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2024	April 30, 2024	1,230,327	$53.62	1,223,237	$452,749,665
May 1, 2024	May 31, 2024	1,505,676	$51.19	1,495,164	376,234,279
June 1, 2024	June 30, 2024	1,386,753	$51.43	1,386,709	304,914,364
		4,122,756		4,105,110	$304,914,364

(1)
Except for the 4,105,110 shares of our common stock repurchased as described in footnote (2), all other purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the six months ended June 30, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of June 30, 2024.

In March 2024, we announced that our Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). During the six months ended June 30, 2024, the Company repurchased 4,105,110 shares for an aggregate total of approximately $213.4 million. Subsequent to June 30, 2024 through August 5, 2024, the Company repurchased 2,170,247 shares for an aggregate total of approximately $116.1 million, leaving approximately $170.5 million remaining under the Share Repurchase Program as of August 5, 2024.

Collectively, under the 2022 Former Share Repurchase Program and 2024 Share Repurchase Program, the Company repurchased 4,480,110 shares for an aggregate total of approximately $233.6 million during the six months ended June 30, 2024.

Under the Former Share Repurchase Program and Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of June 30, 2024. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 10, 2024, Yoshikazu Maruyama, a member of the Board of Directors of the Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Maruyama's 10b5-1 Plan provides for the potential sale of up to 14,000 shares of the Company’s common stock over the term of the plan, which runs between August 14, 2024 and August 14, 2025. Potential sales under Mr. Maruyama’s 10b5-1 Plan are subject to a stock price condition, which provides that sales will only occur if the Company’s stock price meets a certain minimum price.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

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

UNITED PARKS & RESORTS INC.
(Registrant)
Date: August 8, 2024	By: /s/ James W. Forrester, Jr.
James W. Forrester, Jr.
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)