Form 10-Q
period 2024-09-30
United Parks & Resorts Inc.
filed 2024-11-08
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The registrant had outstanding 55,003,510 shares of Common Stock, par value $0.01 per share as of November 1, 2024.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$76,835	$246,922
Accounts receivable, net	86,633	73,845
Inventories	50,900	49,236
Prepaid expenses and other current assets	41,751	20,179
Total current assets	256,119	390,182
Property and equipment, at cost	3,945,234	3,814,799
Accumulated depreciation	(2,041,227)	(1,972,861)
Property and equipment, net	1,904,007	1,841,938
Goodwill	66,278	66,278
Trade names/trademarks, net	157,846	157,771
Right of use assets-operating leases	130,937	127,379
Deferred tax assets, net	15,864	8,019
Other assets, net	48,588	33,479
Total assets	$2,579,639	$2,625,046
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$144,390	$160,611
Current maturities of long-term debt	15,540	12,000
Operating lease liabilities	3,983	3,380
Accrued salaries, wages and benefits	16,894	21,204
Deferred revenue	155,724	155,614
Other accrued liabilities	61,873	58,106
Total current liabilities	398,404	410,915
Long-term debt, net	2,234,839	2,093,190
Long-term operating lease liabilities	116,130	112,724
Deferred tax liabilities, net	226,149	164,949
Other liabilities	59,975	51,484
Total liabilities	3,035,497	2,833,262
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,058,799 and 96,660,357 shares issued at September 30, 2024 and December 31, 2023, respectively	971	967
Additional paid-in capital	725,523	723,260
Retained earnings	609,699	410,099
Treasury stock, at cost (41,298,407 and 32,690,289 shares at September 30, 2024 and December 31, 2023, respectively)	(1,792,051)	(1,342,542)
Total stockholders’ deficit	(455,858)	(208,216)
Total liabilities and stockholders’ deficit	$2,579,639	$2,625,046

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
INCOME

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues:
Admissions	$296,954	$299,785	$726,766	$733,542
Food, merchandise and other	248,947	248,462	614,151	604,080
Total revenues	545,901	548,247	1,340,917	1,337,622
Costs and expenses:
Cost of food, merchandise and other revenues	40,629	40,431	102,321	101,862
Operating expenses (exclusive of depreciation and amortization shown separately below)	207,336	205,808	562,418	574,210
Selling, general and administrative expenses	55,361	59,705	167,026	176,152
Severance and other separation costs	(12)	(139)	577	521
Depreciation and amortization	41,577	39,171	121,040	114,396
Total costs and expenses	344,891	344,976	953,382	967,141
Operating income	201,010	203,271	387,535	370,481
Other expense (income), net	54	(21)	87	20
Interest expense	39,682	37,052	117,845	110,407
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts	—	—	2,452	—
Income before income taxes	161,274	166,240	267,151	260,054
Provision for income taxes	41,597	42,685	67,551	65,911
Net income	$119,677	$123,555	$199,600	$194,143
Earnings per share:
Earnings per share, basic	$2.09	$1.93	$3.27	$3.04
Earnings per share, diluted	$2.08	$1.92	$3.24	$3.01
Weighted average common shares outstanding:
Basic	57,292	63,954	61,052	63,955
Diluted	57,663	64,319	61,532	64,425

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2023	96,660,357	$967	$723,260	$410,099	$(1,342,542)	$(208,216)
Equity-based compensation	—	—	3,520	—	—	3,520
Vesting of restricted shares	425,904	4	(4)	—	—	—
Shares withheld for tax withholdings	(142,136)	(1)	(7,459)	—	—	(7,460)
Exercise of stock options	17,611	—	455	—	—	455
Repurchase of 375,000 shares of treasury stock, at cost	—	—	—	—	(20,162)	(20,162)
Net loss	—	—	—	(11,201)	—	(11,201)
Balance at March 31, 2024	96,961,736	970	719,772	398,898	(1,362,704)	(243,064)
Equity-based compensation	—	—	2,848	—	—	2,848
Vesting of restricted shares	69,257	1	(1)	—	—	—
Shares withheld for tax withholdings	(17,627)	(1)	(936)	—	—	(937)
Exercise of stock options	18,232	—	664	—	—	664
Repurchase of 4,105,110 shares of treasury stock, at cost	—	—	—	—	(215,575)	(215,575)
Net income	—	—	—	91,124	—	91,124
Balance at June 30, 2024	97,031,598	$970	$722,347	$490,022	$(1,578,279)	$(364,940)
Equity-based compensation	—	—	3,190	—	—	3,190
Vesting of restricted shares	23,565	—	—	—	—	—
Shares withheld for tax withholdings	(5,140)	—	(245)	—	—	(245)
Exercise of stock options	8,776	1	231	—	—	232
Repurchase of 4,128,008 shares of treasury stock, at cost	—	—	—	—	(213,772)	(213,772)
Net income	—	—	—	119,677	—	119,677
Balance at September 30, 2024	97,058,799	$971	$725,523	$609,699	$(1,792,051)	$(455,858)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2022	96,287,771	$963	$710,151	$175,903	$(1,324,681)	$(437,664)
Equity-based compensation	—	—	4,482	—	—	4,482
Vesting of restricted shares	273,134	3	(3)	—	—	—
Shares withheld for tax withholdings	(86,914)	(1)	(5,568)	—	—	(5,569)
Exercise of stock options	22,793	—	565	—	—	565
Net loss	—	—	—	(16,467)	—	(16,467)
Balance at March 31, 2023	96,496,784	965	709,627	159,436	(1,324,681)	(454,653)
Equity-based compensation	—	—	3,725	—	—	3,725
Vesting of restricted shares	53,735	—	—	—	—	—
Shares withheld for tax withholdings	(13,118)	—	(771)	—	—	(771)
Exercise of stock options	45,248	1	1,078	—	—	1,079
Repurchase of 235,000 shares of treasury stock, at cost	—	—	—	—	(13,947)	(13,947)
Net income	—	—	—	87,055	—	87,055
Balance at June 30, 2023	96,582,649	$966	$713,659	$246,491	$(1,338,628)	$(377,512)
Equity-based compensation	—	—	4,602	—	—	4,602
Vesting of restricted shares	20,986	—	—	—	—	—
Shares withheld for tax withholdings	(4,289)	—	(221)	—	—	(221)
Exercise of stock options	34,976	—	1,094	—	—	1,094
Repurchase of 78,750 shares of treasury stock, at cost	—	—	—	—	(3,914)	(3,914)
Net income	—	—	—	123,555	—	123,555
Balance at September 30, 2023	96,634,322	$966	$719,134	$370,046	$(1,342,542)	$(252,396)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$199,600	$194,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,040	114,396
Amortization of debt issuance costs and discounts	3,826	4,608
Loss on early extinguishment and modification of debt and write-off of debt issuance costs and discounts	3,406	—
Deferred income tax provision	53,354	62,139
Equity-based compensation	9,558	12,809
Other, including loss on sale or disposal of assets, net	12,463	22,236
Changes in assets and liabilities:
Accounts receivable	(20,943)	(13,181)
Inventories	(1,614)	413
Prepaid expenses and other current assets	(20,578)	3,699
Accounts payable and accrued expenses	7,872	(6,823)
Accrued salaries, wages and benefits	(4,310)	6,989
Deferred revenue	7,951	(4,383)
Other accrued liabilities	(1,708)	9,095
Right-of-use assets and operating lease liabilities	451	329
Other assets and liabilities	(2,697)	(8,012)
Net cash provided by operating activities	367,671	398,457
Cash Flows From Investing Activities:
Capital expenditures	(222,207)	(234,218)
Other investing activities, net	(75)	—
Net cash used in investing activities	(222,282)	(234,218)
Cash Flows From Financing Activities:
Repayments of long-term debt	(238,202)	(9,000)
Proceeds from the issuance of debt, net	379,295	—
Proceeds from draws on revolving credit facility	—	20,000
Repayments of revolving credit facility	—	(20,000)
Purchase of treasury stock	(445,265)	(17,861)
Payment of tax withholdings on equity-based compensation through shares withheld	(8,642)	(6,561)
Exercise of stock options	1,351	2,738
Debt issuance costs	(3,136)	—
Other financing activities	(877)	(649)
Net cash used in financing activities	(315,476)	(31,333)
Change in Cash and Cash Equivalents, including Restricted Cash	(170,087)	132,906
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	246,922	82,320
Cash and Cash Equivalents, including Restricted Cash—End of period	$76,835	$215,226
Supplemental Information:
Capital expenditures in accounts payable	$26,576	$34,466
Right-of-use assets obtained in exchange for financing lease obligations	$1,553	$2,900
Cash paid for income taxes, net	$11,127	$4,351

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

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at September 30, 2024 and December 31, 2023 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At September 30, 2024 and December 31, 2023, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(In thousands)
Deferred revenue, including long-term portion	$170,473	$169,967
Less: Deferred revenue, long-term portion, included in other liabilities	14,749	14,353
Deferred revenue, short-term portion	$155,724	$155,614

The Company estimates approximately $143.8 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2023 was recognized as revenue during the nine months ended September 30, 2024. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

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

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	For the Three Months Ended September 30,
	2024			2023
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$119,677	57,292	$2.09	$123,555	63,954	$1.93
Effect of dilutive incentive-based awards		371			365
Diluted earnings per share	$119,677	57,663	$2.08	$123,555	64,319	$1.92

	For the Nine Months Ended September 30,
	2024			2023
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$199,600	61,052	$3.27	$194,143	63,955	$3.04
Effect of dilutive incentive-based awards		480			470
Diluted earnings per share	$199,600	61,532	$3.24	$194,143	64,425	$3.01

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the three and nine months ended September 30, 2024, there were approximately 482,000 and 503,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and nine months ended September 30, 2023, there were approximately 491,000 and 424,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 601,000 and 912,000 as of September 30, 2024 and 2023, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2024 was 25.8% and 25.3%, respectively, and for the three and nine months ended September 30, 2023 was 25.7% and 25.3%, respectively. The Company’s effective tax rates over these periods differ from the effective statutory federal income tax rate of 21.0% primarily due to state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources. Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards. Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of September 30, 2024 and December 31, 2023, the Company’s valuation allowance consisted of approximately $5.0 million, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

The Inflation Reduction Act (“IRA”) of 2022 was signed into law on August 16, 2022. This legislation includes a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases among its key tax provisions effective for years beginning after December 31, 2022. The Company accrued approximately $4.2 million for an expected excise tax related to shares repurchases made during the nine months ended September 30, 2024, which is included in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2024 and December 31, 2023, consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Accrued interest	$5,185	$18,480
Accrued taxes	18,719	4,169
Self-insurance reserve	14,134	13,218
Other	23,835	22,239
Total other accrued liabilities	$61,873	$58,106

As of September 30, 2024 and December 31, 2023, other accrued liabilities above includes approximately $16.8 million and $15.6 million, respectively, related to certain legal matters, contractual liabilities and respective assessments arising from the previously disclosed temporary COVID-19 park closures.

As of September 30, 2024 and December 31, 2023, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August. As of December 31, 2023, accrued interest above also includes interest associated with the Company’s first-priority senior secured notes issued in April 2020, which were fully redeemed in May 2024, for which interest was paid bi-annually in November and May. See further discussion in Note 6–Long-Term Debt.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt, net, as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
	(In thousands)
Term B-2 Loans (effective interest rate of 7.35% at September 30, 2024)	$1,542,298	$—
Term B Loans (effective interest rate of 8.47% at December 31, 2023)	—	1,173,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	—	227,500
Total long-term debt	2,267,298	2,125,500
Less: unamortized debt issuance costs and discounts	(16,919)	(20,310)
Less: current maturities	(15,540)	(12,000)
Total long-term debt, net	$2,234,839	$2,093,190

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

On June 12, 2023, SEA further amended the Amended and Restated Credit Agreement to replace the LIBOR-based benchmark rates with Term SOFR-based benchmark rates plus credit spread adjustments of 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively, due to reference rate reform (“Adjusted Term SOFR”). The Term SOFR-based benchmark rate became effective as of July 1, 2023. There were no changes to any material terms of the Amended and Restated Credit Agreement that were unrelated to the replacement of the LIBOR-based benchmark rates.

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

On August 23, 2024, SEA further amended the Amended and Restated Credit Agreement to, among other things, increase the “Revolving Credit Facility from $390.0 million to $700.0 million and extend the maturity thereof from August 25, 2026 to the earlier of (x) August 23, 2029 and (y) May 26, 2028, if at least $225,000,000 of Term Loans (or any debt refinancing, refunding or replacing any Term Loans that mature on or prior to November 22, 2029 ) are outstanding on the date that is 91 days prior to the Term Facility Maturity Date of August 25, 2028 (as such date may be extended consistent with the terms of the Credit Agreement).

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, the Amended and Restated Credit Agreement provides for senior secured financing of up to $2,242.3 million, consisting of:

(i)
the “Term B-2 Loans”, in an aggregate principal amount of $1,542.3 million which are fully drawn. The Term B-2 Loans will mature on August 25, 2028; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” (and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $700.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on the earlier of (x) August 23, 2029 and (y) May 26, 2028, if at least $225,000,000 of Term B-2 Loans (or any debt refinancing, refunding or replacing any Term B-2 Loans that mature on or prior to November 22, 2029) are outstanding on the date that is 91 days prior to the Term B-2 Loans maturity date of August 25, 2028.

Debt Issuance Costs and Discounts

In connection with the recent Refinancing Transactions, SEA recorded debt issuance costs of $3.1 million, of which $1.9 million were paid directly to lenders, during the nine months ended September 30, 2024. Additionally, SEA wrote-off debt issuance costs and discounts of $2.5 million which is included in loss on early extinguishment of debt and write-off of debt issuance costs and discounts in the accompanying consolidated statement of income for the nine months ended September 30, 2024.

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

Borrowings under the Revolving Loans bear interest at a fluctuating rate per annum equal to, at the Company’s option, (i) ABR (provided that in no event shall such ABR rate with respect to the Revolving Loans be less than 1.00% per annum) plus an applicable margin equal to 1.25% or (ii) Adjusted Term SOFR (provided that in no event shall such Adjusted Term SOFR rate with respect to the Revolving Loans be less than 0.00%) plus an applicable margin of 2.25%. The applicable margin for borrowings of Revolving Loans are subject to one 25 basis point step-down upon achievement by the Company of certain corporate credit ratings.

In addition to paying interest on the outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee equal to 0.20% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The Company will also be required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for Adjusted Term SOFR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.

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

As of September 30, 2024, SEA had approximately $17.5 million of outstanding letters of credit, leaving approximately $682.5 million available under the Revolving Credit Facility, which was not drawn upon as of September 30, 2024.

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of September 30, 2024, the net total leverage ratio as calculated under the Debt Agreements was 2.98 to 1.00.

Long-term debt at September 30, 2024 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31:	(In thousands)
Remainder of 2024	$3,885
2025	15,540
2026	15,540
2027	15,540
2028	1,491,793
2029	725,000
Total	$2,267,298

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $128.3 million and $113.7 million in the nine months ended September 30, 2024 and 2023, respectively.

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

Of the Company’s long-term obligations as of September 30, 2024 and December 31, 2023, the Term B-2 Loans and Term B Loans are classified in Level 2 of the fair value hierarchy, and the Senior Notes and the First-Priority Senior Secured Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B-2 Loans and Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes and the First-Priority Senior Secured Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value at September 30, 2024 and December 31, 2023. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of September 30, 2024.

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2024
	(In thousands)
Long-term obligations (a)	$699,625	$1,542,298	$—	$2,241,923

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.5 million and long-term debt, net, of $2.235 billion as of September 30, 2024.

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

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “Licensing Agreement”). The Company had previously accrued for the additional amount claimed in other accrued liabilities during the year ended December 31, 2022. On June 27, 2022, pursuant to the License Agreement, Sesame Workshop initiated arbitration seeking a finding that its calculation of the amount of the 2021 royalty payment was correct. Sesame Workshop did not seek any modification or termination of the Licensing Agreement in the arbitration. The arbitration panel made an award on May 22, 2023 to Sesame Workshop for royalties, interest on the award, arbitration fees and expenses, which amounts are accrued for in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, however, the Company is challenging the decision of the arbitration panel. On August 7, 2023, Sesame Workshop filed a Petition to Confirm Arbitration Award in the United States District Court for the Middle District of Florida, and in response, the Company filed a Cross Motion to Vacate. On August 27, 2024, the Court confirmed the arbitration award and entered final judgment on such award on September 30, 2024. At this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material..

Other Lawsuits

On July 27, 2022, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company captioned Quinton Burns individually and Next Friend of K.B., a minor v. SeaWorld Parks & Entertainment, Inc. and SeaWorld Parks & Entertainment LLC, Civil Case No. 2:22-cv-09941. The complaint states the putative class consists of Quinton Burns and K.B. Burns and similarly situated Black people. Plaintiffs then filed an amended complaint adding an additional seven adult and seven minor class representative plaintiffs in which they allege the class consists of themselves and similarly situated minority persons and also disclosed an additional 89 families and 125 children represented by Plaintiffs’ counsel who are allegedly members of the purported class (the "First Amended Complaint"). The First Amended Complaint alleges the Company engaged in disparate treatment of class members based on their race and in so doing violated the Civil Rights Act of 1866 and Pennsylvania common law. The First Amended Complaint seeks compensatory and punitive damages and attorneys’ fees and costs as well declarative and injunctive relief. The Company filed a motion to dismiss all counts and a motion to strike certification of the class. The Court granted the motion to dismiss with prejudice as to the negligent training and hiring claims, without prejudice as to the negligent supervising claim, and denied the motion as to the 42 USC 1981 and negligence per se claims. The plaintiffs sought certification of their class and to amend the operative complaint to reassert the negligent supervising claim. The Company filed a motion to strike class certification and a motion for summary judgment as to all claims. The court denied plaintiffs’ motion for class certification and granted the Company’s motion for summary judgment in part. In particular, while the court allowed the plaintiffs to reassert their negligent

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

supervising claims, the court granted summary judgment with regard to all eight individual plaintiffs as to those claims. As to the alleged violations of the Civil Rights Act of 1866, the court has granted summary judgment against two of the eight plaintiffs, leaving six individual plaintiffs with such claims. A jury trial of these cases commenced on May 6, 2024. On May 8, 2024, counsel for the Plaintiffs made the Court aware of certain questionable conduct by one of the plaintiffs. The Court informed counsel for the Company of such conduct and, as a result, the Company moved for a mistrial which the Court granted. The Court also severed from the main case the lawsuit brought by the plaintiff whose alleged conduct led to the request for a mistrial. The main case was reset for trial which commenced on September 9, 2024 and on September 17, 2024 the jury returned a verdict in favor of the Company on all counts. Plaintiffs filed a motion for a new trial on October 16, 2024 which is pending. On September 4, 2024, the Company filed a motion for sanctions against Plaintiffs’ counsel to recover the excess costs and attorneys’ fees caused by the mistrial. The Court denied that motion on September 24, 2024, and the Company filed a notice of appeal seeking review of that order on October 21, 2024. The Company intends to defend these cases vigorously. While there can be no assurance regarding the ultimate outcome of the trial, the Company believes a potential loss, if any, would not be material.

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

License Commitments

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. After the opening of the second Standalone Park (counting the existing Sesame Place Standalone Park in Langhorne, Pennsylvania), SEA has the option to build additional Standalone Parks in the Sesame Territory within agreed upon timelines. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of September 30, 2024, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $20.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration" section above.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Equity compensation expense included in operating expenses	$317	$671	$943	$1,215
Equity compensation expense included in selling, general and administrative expenses	2,873	3,931	8,615	11,594
Total equity compensation expense	$3,190	$4,602	$9,558	$12,809

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 6.6 million shares are available for future issuance as of September 30, 2024.

Bonus Performance Restricted Units

During the nine months ended September 30, 2024, the Company granted approximately 133,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2024 (the “2024 Bonus Plan”). The 2024 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals, as defined by the 2024 Bonus Plan, with respect to the year ended December 31, 2024 (“Fiscal 2024”). The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2024 which ranges from 0% (if below threshold performance), to 100% (if at target performance) with opportunities to earn above 100% when achievement is above the target performance for certain metrics.

The Company had an annual bonus plan for the fiscal year ended December 31, 2023 (“Fiscal 2023”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2023. Based on the Company’s actual Fiscal 2023 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 16,000 shares in the nine months ended September 30, 2024 and the remaining unvested units forfeited in accordance with their terms.

Long-term Incentive Performance Restricted Awards

During the nine months ended September 30, 2024, the Company granted long-term incentive plan awards for 2024 (the “2024 Long-Term Incentive Grant”) which were comprised of approximately 58,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 181,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

Other

During the nine months ended September 30, 2024, a portion of the previously granted long-term incentive performance restricted units under the 2019 Long-Term Incentive Plan and 2021 Long-Term Incentive Plan vested based on the Company’s actual Fiscal 2023 results. The remainder of the 2021 Long-Term Incentive Plan awards were forfeited in accordance with their terms.

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

10. STOCKHOLDERS’ DEFICIT

As of September 30, 2024, 97,058,799 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 41,298,407 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows) but excludes 1,206,449 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

Share Repurchase Programs

In August 2022, the Board approved a new $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the nine months ended September 30, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of September 30, 2024.

In March 2024, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). During the nine months ended September 30, 2024, the Company repurchased 8,233,118 shares for an aggregate total of approximately $425.1 million. Subsequent to September 30, 2024 through November 6, 2024, the Company repurchased 756,882 shares for an aggregate total of approximately $37.7 million, leaving approximately $37.2 million remaining under the Share Repurchase Program as of November 6, 2024.

Collectively, under the 2022 Former Share Repurchase Program and 2024 Share Repurchase Program, the Company repurchased 8,608,118 shares for an aggregate total of approximately $445.3 million during the nine months ended September 30, 2024.

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

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended September 30, 2024 and 2023. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

The following table presents key operating and financial information for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,		Variance
	2024	2023	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$296,954	$299,785	$(2,831)	(0.9%)
Food, merchandise and other	248,947	248,462	485	0.2%
Total revenues	545,901	548,247	(2,346)	(0.4%)
Costs and expenses:
Cost of food, merchandise and other revenues	40,629	40,431	198	0.5%
Operating expenses (exclusive of depreciation and amortization shown separately below)	207,336	205,808	1,528	0.7%
Selling, general and administrative expenses	55,361	59,705	(4,344)	(7.3%)
Severance and other separation costs	(12)	(139)	127	91.4%
Depreciation and amortization	41,577	39,171	2,406	6.1%
Total costs and expenses	344,891	344,976	(85)	(0.0%)
Operating income	201,010	203,271	(2,261)	(1.1%)
Other expense (income), net	54	(21)	75	NM
Interest expense	39,682	37,052	2,630	7.1%
Income before income taxes	161,274	166,240	(4,966)	(3.0%)
Provision for income taxes	41,597	42,685	(1,088)	(2.5%)
Net income	$119,677	$123,555	$(3,878)	(3.1%)
Other data:
Attendance	7,029	7,129	(100)	(1.4%)
Total revenue per capita	$77.66	$76.90	$0.76	1.0%
Admission per capita	$42.24	$42.05	$0.19	0.5%
In-park per capita spending	$35.42	$34.85	$0.57	1.6%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended September 30, 2024 decreased $2.8 million, or 0.9%, to $297.0 million as compared to $299.8 million for the three months ended September 30, 2023. The decline was a result of a decrease in attendance, partially offset by an increase in admission per capita. Total attendance for the third quarter of 2024 decreased by approximately 100 thousand guests, or 1.4%, compared to the prior year quarter. The decrease in attendance was primarily due to a negative calendar shift and meaningfully worse weather, including related to Hurricanes Debby and Helene, during peak visitation periods, compared to the prior year quarter. Admission per capita increased by $0.19 to $42.24 for the third quarter of 2024 compared to $42.05 in the prior year quarter, primarily due to the net impact of the park mix, partially offset by lower pricing on certain promotional admission products compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2024 increased $0.5 million, or 0.2%, to $248.9 million as compared to $248.5 million for the three months ended September 30, 2023, as a result of an increase in in-park per capita spending, partially offset by a decrease in attendance, as discussed above. In-park per capita spending increased by 1.6% to $35.42 in the third quarter of 2024 compared to $34.85 in the third quarter of 2023. In park per capita spending improved primarily due to pricing initiatives compared to the third quarter of 2023.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2024 increased $0.2 million, or 0.5%, to $40.6 million as compared to $40.4 million for the three months ended September 30, 2023.

Operating expenses. Operating expenses for the three months ended September 30, 2024 increased $1.5 million, or 0.7%, to $207.3 million as compared to $205.8 million for the three months ended September 30, 2023. The increase in operating expenses is primarily due to an increase in labor-related costs and a $2.6 million increase in third-party consulting costs associated with nonrecurring strategic initiatives, partially offset by a decrease in non-cash fixed asset write-offs compared to the third quarter of 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2024 decreased $4.3 million, or 7.3%, to $55.4 million as compared to $59.7 million for the three months ended September 30, 2023. The decrease in selling, general and administrative expenses is primarily due to a $6.6 million decrease in third-party consulting costs, including approximately $4.2 million of nonrecurring costs for strategic initiatives, partially offset by an increase in marketing related costs compared to the third quarter of 2023.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2024 increased $2.4 million, or 6.1%, to $41.6 million as compared to $39.2 million for the three months ended September 30, 2023. The increase primarily relates to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended September 30, 2024 increased $2.6 million, or 7.1%, to $39.7 million as compared to $37.1 million for the three months ended September 30, 2023. The increase primarily relates to the net impact of the Refinancing Transactions which included a higher average outstanding balance on our variable debt, partially offset by a lower average outstanding balance on our fixed debt. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Provision for income taxes. Provision for income taxes in the three months ended September 30, 2024 was $41.6 million compared to $42.7 million for the three months ended September 30, 2023. Our consolidated effective tax rate was 25.8% for the three months ended September 30, 2024 compared to 25.7% for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 and 2023 was primarily impacted due to state income taxes and limits on certain compensation deductibility.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table presents key operating and financial information for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,		Variance
	2024	2023	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$726,766	$733,542	$(6,776)	(0.9%)
Food, merchandise and other	614,151	604,080	10,071	1.7%
Total revenues	1,340,917	1,337,622	3,295	0.2%
Costs and expenses:
Cost of food, merchandise and other revenues	102,321	101,862	459	0.5%
Operating expenses (exclusive of depreciation and amortization shown separately below)	562,418	574,210	(11,792)	(2.1%)
Selling, general and administrative expenses	167,026	176,152	(9,126)	(5.2%)
Severance and other separation costs	577	521	56	10.7%
Depreciation and amortization	121,040	114,396	6,644	5.8%
Total costs and expenses	953,382	967,141	(13,759)	(1.4%)
Operating income	387,535	370,481	17,054	4.6%
Other expense, net	87	20	67	NM
Interest expense	117,845	110,407	7,438	6.7%
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts	2,452	—	2,452	NM
Income before income taxes	267,151	260,054	7,097	2.7%
Provision for income taxes	67,551	65,911	1,640	2.5%
Net income	$199,600	$194,143	$5,457	2.8%
Other data:
Attendance	16,666	16,646	20	0.1%
Total revenue per capita	$80.46	$80.36	$0.10	0.1%
Admission per capita	$43.61	$44.07	$(0.46)	(1.0%)
In-park per capita spending	$36.85	$36.29	$0.56	1.5%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the nine months ended September 30, 2024 decreased $6.8 million, or 0.9%, to $726.8 million as compared to $733.5 million for the nine months ended September 30, 2023. The decline was a result of a decrease in admissions per capita, partially offset by an increase in attendance. Total attendance for the first nine months of 2024 increased by approximately 20 thousand guests, or 0.1%, compared to the first nine months of 2023. The increase in attendance was primarily due to an increase in demand, partially offset by the impact of significantly worse weather and hurricanes, particularly at our Florida parks, including during peak visitation periods compared to the first nine months of 2023. Admission per capita decreased by 1.0% to $43.61 for the nine months ended September 30, 2024 compared to $44.07 for the nine months ended September 30, 2023, primarily due to lower pricing on certain promotional admission products compared to the first nine months of 2023.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2024 increased $10.1 million, or 1.7%, to $614.2 million as compared to $604.1 million for the nine months ended September 30, 2023 as a result of an increase in in-park per capita spending and an increase in attendance, as discussed above. In-park per capita spending increased by 1.5% to $36.85 for the nine months ended September 30, 2024 compared to $36.29 for the nine months ended September 30, 2023. In park per capita spending improved primarily due to pricing initiatives compared to the first nine months of 2023.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2024 increased $0.5 million, or 0.5%, to $102.3 million as compared to $101.9 million for the nine months ended September 30, 2023.

Operating expenses. Operating expenses for the nine months ended September 30, 2024 decreased by $11.8 million, or 2.1%, to $562.4 million as compared to $574.2 million for the nine months ended September 30, 2023. The decrease in operating expenses is primarily due to a decrease in non-cash fixed asset write-offs and a decrease in nonrecurring legal costs and contractual liabilities resulting from the previously disclosed temporary COVID-19 park closures compared to the first nine months of 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2024 decreased $9.1 million, or 5.2%, to $167.0 million as compared to $176.2 million for the nine months ended September 30, 2023. The decrease in selling, general and administrative expenses is primarily due to a $17.9 million decrease in third-party consulting costs, including approximately $14.3 million of nonrecurring costs for strategic initiatives, and a decrease in labor-related costs, partially offset by an increase in marketing related costs compared to the first nine months of 2023.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2024 increased $6.6 million, or 5.8%, to $121.0 million as compared to $114.4 million for the nine months ended September 30, 2023. The increase primarily relates to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the nine months ended September 30, 2024 increased $7.4 million, or 6.7%, to $117.8 million as compared to $110.4 million for the nine months ended September 30, 2023. The increase primarily relates to the net impact of the Refinancing Transactions which included a higher average outstanding balance on our variable debt and write-offs of discounts and debt issuance costs, partially offset by a lower average outstanding balance on our fixed debt. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Loss on early extinguishment of debt and write-off of debt issuance costs and discounts. Loss on early extinguishment of debt and write-off of debt issuance costs and discounts for the nine months ended September 30, 2024 primarily relate to a write-off of debt issuance costs and discounts resulting from the Refinancing Transactions during the nine months ended September 30, 2024. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2024 was $67.6 million compared to $65.9 million for the nine months ended September 30, 2023. Our consolidated effective tax rate was 25.3% for the nine months ended September 30, 2024 and 2023. The effective tax rate in the nine months ended September 30, 2024 and 2023 was primarily impacted by state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings under our revolving credit facility and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of September 30, 2024, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.6. We typically have operated with a working capital ratio of near 1.0 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. We believe our cash flow from operations, along with our revolving credit facility, will allow us to meet our liquidity needs.

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

The following table presents a summary of our cash flows (used in) provided by operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2024	2023
	(Unaudited, in thousands)
Net cash provided by operating activities	$367,671	$398,457
Net cash used in investing activities	(222,282)	(234,218)
Net cash used in financing activities	(315,476)	(31,333)
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(170,087)	$132,906

Cash Flows from Operating Activities

Net cash provided by operating activities was $367.7 million during the nine months ended September 30, 2024 as compared to $398.5 million during the nine months ended September 30, 2023. The change in net cash provided by operating activities was primarily impacted by an increase in cash paid for interest and income taxes.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the nine months ended September 30, 2024 consisted primarily of capital expenditures of $222.2 million largely related to future attractions. Net cash used in investing activities during the nine months ended September 30, 2023 consisted of $234.2 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

	For the Nine Months Ended September 30,
	2024	2023
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$155,384	$179,776
Expansion/ROI projects(b)	66,823	54,442
Capital expenditures, total	$222,207	$234,218

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

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2024 primarily results from $445.3 million used to repurchase shares, repayments of $238.2 million on long-term debt and $8.6 million for payments of tax withholdings on equity-based compensation through shares withheld, partially offset by $379.3 million of net proceeds from the issuance of debt . Net cash used in financing activities during the nine months ended September 30, 2023 results primarily from share repurchases of $17.9 million, repayments of $9.0 million on our long-term debt, and payment of tax withholdings on equity-based compensation through shares withheld of $6.6 million

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of September 30, 2024, our indebtedness consisted of senior secured credit facilities and 5.25% senior notes (the “Senior Notes”).

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended and restated pursuant to a credit agreement (the “Amended and Restated Credit Agreement”) dated August 25, 2021 (the “Senior Secured Credit Facilities”).

As of September 30, 2024, our Senior Secured Credit Facilities consisted of $1.542 billion in Term B-2 Loans which will mature in August 2028, along with a $700.0 million Revolving Credit Facility, which had no amounts outstanding as of September 30, 2024 and will mature on the earlier of (x) August 23, 2029 and (y) May 26, 2028, if at least $225,000,000 of Term B-2 Loans (or any debt refinancing, refunding or replacing any Term B-2 Loans that mature on or prior to November 22, 2029) are outstanding on the date that is 91 days prior to the Term B-2 Loans maturity date of August 25, 2028. As of September 30, 2024, SEA had approximately $17.5 million of outstanding letters of credit, leaving approximately $682.5 million available for borrowing under the Revolving Credit Facility.

Senior Notes

As of September 30, 2024, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029.

Covenant Compliance

As of September 30, 2024, we were in compliance with all covenants in our credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes.

See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details related to our long-term debt and restrictive covenants.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2024	2023	2024	2023	2024
	(Unaudited, in thousands)
Net income	$119,677	$123,555	$199,600	$194,143	$239,653
Provision for income taxes	41,597	42,685	67,551	65,911	80,551
Interest expense	39,682	37,052	117,845	110,407	154,104
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts (a)	—	—	2,452	—	2,452
Depreciation and amortization	41,577	39,171	121,040	114,396	160,852
Equity-based compensation expense (b)	3,208	4,644	10,478	13,715	14,724
Loss on impairment or disposal of assets and certain non-cash expenses (c)	4,850	8,723	12,733	22,985	21,384
Business optimization, development and strategic initiative costs (d)	5,655	6,662	13,309	28,191	19,021
Certain investment costs and other taxes (e)	(564)	1,147	3,575	1,309	3,977
COVID-19 related incremental costs (f)	662	1,092	2,523	8,760	2,839
Other adjusting items (g)	2,069	1,666	4,614	3,239	6,598
Adjusted EBITDA (h)	$258,413	$266,397	$555,720	$563,056	$706,155
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (i)					20,700
Other adjustments as defined in the Debt Agreements (j)					7,864
Covenant Adjusted EBITDA (k)					$734,719

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

(c) Reflects primarily non-cash self-insurance reserve adjustments of: (i) approximately $4.1 million for the three months ended September 30, 2024; (ii) approximately $8.7 million for the nine and twelve months ended September 30, 2024; and (iii) approximately $4.8 million and $11.8 million for the three and nine months ended September 30, 2023, respectively. Also includes non-cash expenses related to miscellaneous fixed asset disposals including asset write-offs and costs related to certain rides and equipment which were removed from service.

(d) For the three, nine, and twelve months ended September 30, 2024, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $4.4 million, $7.4 million, and $7.2 million, respectively, of third-party consulting costs and (ii) $1.3 million, $5.3 million, and $10.8 million, respectively, of other business optimization costs and strategic initiative costs. Reflects business optimization, development and other strategic initiative costs primarily related to: (i) $3.1 million and $17.1 million of third-party consulting costs for the three and nine months ended September 30, 2023, respectively, and (ii) $3.6 million and $9.7 million of other business optimization costs and strategic initiative costs for the three and nine months ended September 30, 2023, respectively.

(e) For the nine and twelve months ended September 30, 2024, primarily relates to expenses associated with a stockholders' agreement amendment proposal and a share repurchase proposal.

(f) Primarily reflects costs associated with nonrecurring contractual liabilities and certain legal matters related to the previously disclosed temporary COVID-19 park closures.

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

Contractual Obligations

There have been no material changes to our contractual obligations as of September 30, 2024 from those previously disclosed in our Annual Report on Form 10-K other than the debt and interest obligations pursuant to the Refinancing Transactions (see Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details). As a result, our total long-term debt obligations as of September 30, 2024, not including any possible prepayments, are as follows for the remainder of 2024, 2025-2026, 2027-2028, and thereafter, respectively (in thousands): $3,885; $31,080; $1,507,333; and $725,000. Our estimated future interest payments based on interest rates in effect at September 30, 2024 are as follows for the remainder of 2024, 2025-2026, 2027-2028, and thereafter, respectively (in thousands): $38,975; $308,027; $266,657; and $26,894. Includes amounts attributable to the Senior Secured Credit Facilities and Senior Notes calculated as of September 30, 2024 using certain assumptions and excluding any possible principal prepayments.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2024.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt. We have no interest rate swap agreements outstanding as of September 30, 2024. We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At September 30, 2024, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $700.0 million, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $22.4 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Adjusted Term SOFR would increase our annual interest expense by approximately $15.4 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the most recent quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the third quarter of 2024. The following table sets forth information with respect to shares of our common stock purchased by us during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2024	July 31, 2024	1,608,920	$55.41	1,608,920	$215,764,550
August 1, 2024	August 31, 2024	2,039,259	$47.89	2,034,134	118,348,995
September 1, 2024	September 30, 2024	484,969	$51.76	484,954	93,246,099
		4,133,148		4,128,008	$93,246,099

(1)
Except for the 4,128,008 shares of our common stock repurchased as described in footnote (2), all other purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the nine months ended September 30, 2024, we repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of September 30, 2024.

In March 2024, we announced that our Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). During the nine months ended September 30, 2024, we repurchased 8,233,118 shares for an aggregate total of approximately $425.1 million. Subsequent to September 30, 2024 through November 6, 2024, we repurchased 756,882 shares for an aggregate total of approximately $37.7 million, leaving approximately $37.2 million remaining under the Share Repurchase Program as of November 6, 2024.

Collectively, under the 2022 Former Share Repurchase Program and 2024 Share Repurchase Program, we repurchased 8,606,118 shares for an aggregate total of approximately $445.3 million during the nine months ended September 30, 2024.

Under the Former Share Repurchase Program and Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of September 30, 2024. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (within the meaning of Item 408 of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2024.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1

Amendment No. 4, dated as of August 23, 2024, to the Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., United Parks & Resorts Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 26, 2024 (File No. 001-35883)).

10.2*†	Amended and Restated Outside Director Compensation Policy, effective January 1, 2024.

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

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

UNITED PARKS & RESORTS INC.
(Registrant)
Date: November 8, 2024	By: /s/ James W. Forrester, Jr.
James W. Forrester, Jr.
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 8, 2024	By: /s/ Bill Myers
Bill Myers
Chief Accounting Officer
(Principal Accounting Officer)