Form 10-K
period 2024-12-31
United Parks & Resorts Inc.
filed 2025-03-03
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,728,161,471 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange. For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 55,029,034 shares of Common Stock, par value $0.01 per share as of February 21, 2025.

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

In February 2024, we changed our corporate name from SeaWorld Entertainment, Inc. to United Parks & Resorts Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” "United Parks," “we,” “our” or “us” in this Annual Report on Form 10-K refer to United Parks & Resorts Inc. and its consolidated subsidiaries; (ii) references to “guests” refer to our theme park visitors; (iii) references to “customers” refer to any consumer of our products and services, including guests of our theme parks; (iv) references to our “theme parks” or “parks” include all of our owned and separately gated parks; (v) references to the “TEA/AECOM 2023 Report” refer to the 2023 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2024; and (vi) references to the “Amusement Today, 2024” refer to the Amusement Today 2024 Golden Ticket Awards, Vol. 28, issue 6.2 dated September 2024. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM 2023 Report and are not independently validated by the Company.

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
•
adverse litigation judgments or settlements;
•
inability to grow our business or fund theme park capital expenditures;
•
inability to realize the benefits of developments, restructurings, acquisitions or other strategic initiatives, and the impact of the costs associated with such activities;
•
the effects of public health events on our business and the economy in general;
•
unionization activities and/or labor disputes;
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
tariffs or other trade restrictions;
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
•
Differentiated Theme Parks. We own and operate 12 theme parks which deliver high-quality educational experiences, entertainment offerings, aesthetic appeal, and shopping and dining experiences. Our portfolio includes theme parks ranked among the most highly attended in the industry, including three of the top 20 theme parks and four of the top 10 water parks in North America, as measured by attendance (TEA/AECOM 2023 Report). Our combined theme park portfolio has over 800 attractions that appeal to guests of all ages, including 74 animal habitats, 162 programs and 206 rides, along with 360 other attractions such as distinctive experiences, tours, events and play areas, among others. In addition, we have over 350 restaurants, photo and specialty retail shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from educational animal encounters and presentations and family-friendly attractions, to thrilling rides and exciting shows. In fact, we have won numerous awards and recognition. See further details in our theme park portfolio table located in the Our Theme Parks section which follows. In addition to the above owned parks, see International Development Strategy section which follows for discussion of our licensed SeaWorld branded park in the United Arab Emirates.

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
•
Proven and Experienced Management Team and Employees with Specialized Animal Expertise. Our senior management team, led by Marc Swanson, our Chief Executive Officer, has an average tenure of approximately 18 years in relevant industries. The management team is comprised of highly skilled and dedicated professionals with wide ranging experience in theme park operations, zoological operations, product and business development, hospitality, marketing, finance and accounting. Additionally, we believe our animal care team is among the most experienced and qualified in the world, making us a global leader in animal welfare, husbandry, enrichment, and veterinary care.
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
•
Care for Our Community and the Natural World. We are committed to the communities in which our theme parks are located and support efforts in three areas: animal preservation and stewardship; youth development and education; and community initiatives that address environmental sustainability. Our theme parks inspire and educate children and guests of all ages through experiences that are educational, fun and meaningful. Additionally, our Sesame Place park in Pennsylvania was the first theme park in the world to have achieved the designation of Certified Autism Center from the International Board of Credentialing and Continuing Education Standards (the “IBCCES”) and in 2025 became the first theme park in the U.S. to join the Hidden Disabilities Sunflower program.

As part of our commitment to continuous learning, we provide complimentary distance learning resources for students, teachers and parents. These resources include educational activities, teacher’s guides, videos, and animal information books. By providing these distance learning resources, we are able to help families explore, discover, and stay connected virtually in a fun and inspiring environment.

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

We generally locate our theme parks in geographic clusters, which we believe improves our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs. Our portfolio of owned theme parks includes the following (see the theme park portfolio table which follows for more details on each of these parks):

•
SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, educational presentations, special dining experiences, family-friendly and thrilling attractions and a variety of educational and entertainment offerings that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill and family-friendly rides and entertainment that creatively incorporate our one-of-a-kind zoological collection. We currently own and operate the following SeaWorld-branded theme parks:
•
SeaWorld San Diego is the original SeaWorld theme park and was founded in 1964 by four graduates from the University of California, Los Angeles (UCLA). SeaWorld San Diego spans 190 acres of waterfront property on Mission Bay in San Diego, California, is open year-round and is one of the most visited paid attractions in San Diego. SeaWorld San Diego is home to a number of attractions, including Arctic Rescue, a straddle coaster which opened as the fastest and longest of its kind on the West Coast, Emperor, a floorless dive coaster, and Electric Eel, a triple-launch steel roller coaster. SeaWorld San Diego was ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2023 Report).
•
SeaWorld Orlando is a 279-acre theme park open year-round and located in Orlando, Florida, which is the world’s largest theme park destination. In 2024, SeaWorld Orlando opened Penguin Trek, a multi-launch family coaster. SeaWorld Orlando is also home to a number of thrilling and family-friendly rides and attractions including Sesame Street Land, an immersive land which includes kids wet and dry play areas, interactive experiences, fun family rides and a Sesame parade, Pipeline: The Surf Coaster, a first-of-its-kind surf coaster, Infinity Falls, a river rapid ride, and Mako, a high-speed hyper coaster. SeaWorld Orlando was ranked among the top 10 theme parks in North America, as measured by attendance (TEA/AECOM 2023 Report).
•
SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing 397 acres in San Antonio, Texas. In 2024, SeaWorld San Antonio opened Catapult Falls, the world's first launched flume coaster. SeaWorld San Antonio is also home to a number of attractions including Tidal Surge, a Screaming Swing ride, Texas StingRay, the tallest, fastest and longest wooden coaster in Texas and Turtle Reef, a one-of-a-kind sea turtle attraction.

•
Busch Gardens. Our Busch Gardens theme parks are family-oriented destinations designed to immerse guests in international geographic settings. They are renowned for their thrill ride, entertainment and zoological offerings, as well as their beautiful landscaping and gardens. Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions, roller coasters, educational experiences and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:
•
Busch Gardens Tampa Bay is open year-round and features exotic animals, shows and both thrill and family-friendly rides on 306 acres of lush natural landscape. The zoological collection is a popular attraction for families, and the portfolio of rides broaden the theme park’s appeal to teens and thrill seekers of all ages. In 2024, Busch Gardens Tampa Bay opened Phoenix Rising, a family suspended coaster. Busch Gardens Tampa Bay is also home to Iron Gwazi, a hybrid coaster, Serengeti Flyer, the world's tallest and fastest Screaming Swing and Tigris, a triple launch steel coaster that catapults riders forward and backward. Busch Gardens Tampa Bay was ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2023 Report).
•
Busch Gardens Williamsburg, a 422-acre theme park, is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming. Busch Gardens Williamsburg is home to a number of thrilling roller coasters and attractions including DarKoaster, the first all-indoor straddle coaster in North America, Pantheon, a multi-launch coaster and Finnegan’s Flyer, an extreme swing ride.
•
Aquatica. Our Aquatica-branded water parks are premium, family-oriented destinations in a South Seas-themed tropical setting. Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative presentation of marine animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following separately gated Aquatica branded theme parks:
•
Aquatica Orlando is an 81-acre South Seas-themed water park close to SeaWorld Orlando that is open year-round. The water park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats. In 2024, Aquatica Orlando opened Tassie's Underwater Twist, an immersive water slide with video display elements and an original soundtrack. Aquatica Orlando is also home to Turi's Kid Cove, a multi-feature water play area, Reef Plunge, a body slide which passes through an underwater habitat, and Riptide Race, a dueling pipeline slide. Aquatica Orlando was ranked #3 most attended water park in North America (TEA/AECOM 2023 Report).
•
Aquatica San Antonio is an 18-acre water park located adjacent to SeaWorld San Antonio. The water park features a variety of waterslides, rivers, lagoons, a large beach area and private cabanas. In 2024, Aquatica San Antonio opened Tikitapu Splash, a multi-level interactive water-play structure. Aquatica San Antonio is also home to Riptide Race, a dueling pipeline slide and Tonga Twister, a high energy body slide. Aquatica San Antonio was ranked #6 most attended water park in North America (TEA/AECOM 2023 Report).
•
Discovery Cove. Located next to SeaWorld Orlando, Discovery Cove is a 58-acre, reservations only, all-inclusive marine life theme park that is open year-round and features premium culinary offerings. The theme park restricts its attendance in order to assure a more intimate experience. Discovery Cove provides guests with a full day of activities, including the opportunity to interact with dolphins and sharks, snorkel with thousands of tropical fish, wade in a lush lagoon with stingrays and hand-feed birds in a free flight aviary. Discovery Cove was the first all-inclusive day resort and animal interaction park in the U.S. to be designated a Certified Autism Center (IBCCES, 2019). Discovery Cove was ranked #19 most attended water park in North America (TEA/AECOM 2023 Report).
•
Sesame Place. Our Sesame Place theme parks are the only theme parks in the United States entirely dedicated to the award-winning television show, Sesame Street, and its spirit of imagination. The theme parks share the Company’s “education and learning through entertainment” philosophy and allows parents and children to experience Sesame Street together through whirling rides, water slides, colorful shows and furry friends. We currently own and operate the following separately Sesame Place branded theme parks:
•
Sesame Place Philadelphia is a 55-acre theme park located in Langhorne, Pennsylvania. The theme park features dry and water rides, play areas, meet and greets, shows year-round events and a parade all themed to Sesame Street. In 2024, Sesame Place Philadelphia opened 123 Playground, an interactive play area. Sesame Place Philadelphia is also home to a number of attractions including Bert & Ernie's Splashy Shores, a multi-feature water play area and Oscar's Wacky Taxi, a family-friendly hybrid coaster. Sesame Place Philadelphia was the first theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018).

•
Sesame Place San Diego is a 17-acre theme park opened in 2022 on the site of our former Aquatica San Diego park in Chula Vista, California. The park features an interactive Sesame Street Neighborhood, where kids can play with immersive physical and digital character experiences. Guests also have exciting ways to engage with Sesame Street characters, including a live character show, a daily parade and one-of-a-kind photo opportunities. In 2024, Sesame Place San Diego opened Dine with Elmo and Friends, an interactive dining experience. Along with ongoing park offerings, the park has a full lineup of exciting family-friendly events and seasonal celebrations throughout the year.

See additional discussion concerning the license agreement with Sesame Workshop in the “—Intellectual Property” section included elsewhere in this Annual Report on Form 10-K.

•
Water Country USA. Located on 222 acres, Virginia’s largest family water park, Water Country USA, features state-of-the-art water rides and attractions, all set to a 1950s and 1960s surf theme. Water Country USA is located near Busch Gardens Williamsburg is home to a number of attractions including Nitro Racer: Supercharged, a high-speed mat racing slide and Riptide Race, the first dueling pipeline slide in Virginia. Water Country USA was ranked #5 most attended water park in North America (TEA/AECOM 2023 Report).
•
Adventure Island. Located adjacent to Busch Gardens Tampa Bay, Adventure Island is a 56-acre water park which features water rides, dining and other attractions that incorporate a Key West theme. Adventure Island was ranked #7 most attended water park in North America (TEA/AECOM 2023 Report). In 2024, Adventure Island opened Castaway Falls, a multi-level splash and play area. Adventure Island is also home to Rapids Racer, a dueling pipeline slide, and Wahoo Remix, a family raft ride with synchronized light and sound elements.

The table which follows represents our theme park portfolio in 2024 and some of our recent awards and recognition.

Location	Theme Park	Year Opened	Awards/Recognition	2024 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Orlando, FL		1973
•
Voted #3 Nation’s Best Amusement Park in 2024 and 2023 and #1 in 2022 and 2021 (USA Today, 2021-2024) and voted Orlando’s Best Theme Park from 2016 through 2019 (Orlando Sentinel, 2016-2019)
•
Ranked #1 Best Marine Life/Wildlife Park from the award’s inception in 2006 through 2022. Received Golden Ticket Awards Legend distinction in 2023 as the category was retired (Amusement Today, 2006-2019, 2021-2023)
•
Features Mako which ranked #2 Best Roller Coaster for 2024 and 2022, and #1 for 2023 and 2021 (USA Today, 2021-2024) as well as #19 top steel roller coaster in the world in 2024 and #17 in 2023 (Amusement Today, 2023-2024), Ice Breaker which was awarded Best New Amusement Park Attraction for 2022, Pipeline: The Surf Coaster which was ranked #3 Best New Theme Park Attraction for 2023 (USA Today, 2022-2023), SeaWorld Christmas which ranked #1 Theme Park Holiday Event for 2022 and #2 in 2023 and 2024 (USA Today, 2022-2024) and Howl-O-Scream which ranked #1 Best Theme Park Halloween Event in 2023, #2 in 2024, and #3 in 2022 (USA Today, 2022-2024)
•
Awarded an International Association of Amusement Parks and Attractions (“IAAPA”) 2022 Brass Ring Award (IAAPA)
				18	14	25	53
		2000	• Ranked #4 Best Marine Life/Wildlife Park in 2022 and 2021 and #3 in 2019 (Amusement Today, 2019, 2021-2022) • Voted Best Theme Park in Orlando for 2022 and 2021 and Best Romantic Thing to Do in Orlando for 2024 (USA Today, 2021-2022, 2024) • Voted Best Marine Mammal Park (Global Brands Magazine, 2020) • Awarded a Good Housekeeping 2024 Best Family Travel Award (Good Housekeeping, 2023)	6	3	0	12
		2008	• Voted #1 for Nation’s Best Outdoor Waterpark in 2023, 2022, 2021 and 2018, #2 in 2024 and among top 5 in 2019 and 2020 (USA Today, 2018-2024) and #5 Best Water Park of 2023 (Amusement Today, 2023) • Voted Orlando’s Best Waterpark from 2016 through 2019 (Orlando Sentinel 2016-2019) • Ranked among the top 25 water parks in the U.S. (TripAdvisor, 2019) • Features Riptide Race, ranked #2 Best New Water Park Ride of 2021 (Amusement Today, 2021)	3	14	0	5

Location	Theme Park	Year Opened	Awards/Recognition	2024 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Tampa, FL		1959
•
Ranked #9 for the Nation’s Best Amusement Park for 2024 and #8 for 2023 (USA Today, 2023, 2024) and features Iron Gwazi which ranked #1 Best New Roller Coaster for 2022 (Amusement Today, 2022), #9 Best Roller Coaster for 2024 and #4 for 2023 (USA Today, 2023, 2024), and #5 top steel roller coaster in the world in 2024 (Amusement Today, 2024), and was awarded Favorite New Attraction in 2023 (National Amusement Park Historical Association, 2023), Serengeti Flyer which ranked #9 Best New Theme Park Attraction in 2023, Animal Care Center which was ranked #5 Best Theme Park Entertainment in 2023, Turn It Up! Show which ranked among top 5 Best Amusement Park Entertainment from 2019-2024 and Howl-O-Scream which ranked #1 Best Theme Park Halloween Event in 2024, #2 in 2023, #4 in 2022, and #3 in 2021 (USA Today, 2019-2024)
•
Ranked #2 Best Marine Life/Wildlife Park of 2022 and 2021 and features 3 of the world’s top 50 steel roller coasters in 2023 (Amusement Today, 2021-2023)
•
Ranked among top 10 amusement parks in the U.S. in 2024 and 2022 and among top 15 in 2023 (TripAdvisor, 2022-2024)
				14	27	35	58
		1980	• Ranked #7 for the Nation’s Best Outdoor Waterpark in 2023, #5 in 2022, and #8 in 2021 and 2020 (USA Today, 2020-2023)	0	13	0	5
San Diego, CA		1964	• Ranked #5 Best Marine Life/Wildlife Park in 2021 and among top three from 2006 through 2018 (Amusement Today, 2006-2018, 2021) • Features Emperor which ranked #3 Best New Amusement Park Attraction for 2022 and the #10 Best Roller Coaster for 2023 (USA Today, 2022-2023) • Awarded three IAAPA 2018 Brass Ring Awards and one in 2017 (IAAPA)	19	16	15	30
		1996(a)	• Located in Chula Vista, California and formerly operated as Aquatica San Diego • First theme park in the San Diego area to open as a Certified Autism Center (IBCCES, 2022)	0	15	0	16
San Antonio, TX		1988	• Features Tidal Surge which ranked #5 Best New Amusement Park Attraction for 2022 (USA Today, 2022), and Texas Stingray which was ranked #4 Best New Roller Coaster of 2021 and ranked in the top 50 wooden roller coasters in the world for 2023 (Amusement Today, 2021, 2023) and #5 Best New Amusement Park Attraction for 2020 (USA Today, 2020-2021) • Awarded an International Association of Amusement Parks and Attractions 2022 Brass Ring Award (IAAPA) • Ranked among top four Best Marine Life Parks from 2006 through 2018 (Amusement Today, 2006-2018)	8	14	30	66
		2016(b)	• Features Riptide Race which ranked #3 Best New Water Park Ride of 2022 (Amusement Today, 2022) • Ranked among top 15 water parks in the U.S. (TripAdvisor 2019)	1	14	0	7
Williamsburg, VA		1975
•
Ranked #7 for the Nation’s Best Amusement Park in 2024 and 2023 and features Pantheon which ranked #4 Best New Amusement Park Attraction for 2022 and ranked #10 Best Roller Coaster for 2024 (USA Today, 2022-2024) , the Celtic Fyre show which was awarded the Best Amusement Park Entertainment for 2018 through 2024, and Howl-O-Scream which ranked #1 Best Theme Park Halloween Event in 2024 and #4 in 2022 (USA Today, 2018-2024)
•
Ranked among top 25 amusement parks in the U.S. (TripAdvisor, 2019-2020, 2024)
•
Named the World’s Most Beautiful Amusement Park for 34 consecutive years (National Amusement Park Historical Association, 2024)
•
Awarded #2 for the Most Beautiful Park/Best Landscaping in 2024, #1 in 2023 and 2022, #3 in 2021, and #1 for 2020 and each prior year since the category’s inception in 1998 and two of the world’s top 50 steel roller coasters in 2024, led by Apollo’s Chariot, the #25 rated steel roller coaster in the world (Amusement Today, 1998- 2019, 2021-2024)
				5	36	37	45
		1984	• Ranked #8, #3, #4 and #5 for the Nation’s Best Outdoor Waterpark for 2023, 2022, 2021 and 2020, respectively (USA Today, 2020-2023) • Ranked among top 25 water parks in the U.S. (TripAdvisor 2019-2020) • Features Riptide Race which was awarded the #2 Best New Water Park Ride of 2023 and the Cutback Water Coaster ride which was awarded the Best New Water Park Ride of 2019 (Amusement Today, 2019, 2023)	0	17	0	5

Location	Theme Park	Year Opened	Awards/Recognition	2024 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Langhorne, PA		1980	• Ranked #5 Best Family Park of 2021 and #2 in 2019 (Amusement Today, 2021, 2019) and features Oscar’s Wacky Taxi, ranked among the top 5 Best New Rides of 2018 (Amusement Today, 2018) • First theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018)	0	23	20	58
Total(h)				74	206	162	360
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
(c)
The 2024 theme park portfolio represents animal habitats, rides, shows and other offerings which were available to guests in 2024.
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

During 2024, we opened numerous new rides and attractions including 2 of the top 10 Best New Amusement Park Attractions of 2024 (USA Today, 2025). For 2025, we believe we have an outstanding line-up of new rides and attractions, popular events and new and improved in park venues and offerings across our parks. This includes the following new rides and attractions expected to open in 2025:

•
SeaWorld Orlando: A family-friendly immersive flying experience taking guests on a journey to the top of the world to soar through the skies over the arctic and dive into the icy depths.
•
Jewels of the Sea (SeaWorld San Diego): A captivating aquarium featuring multiple galleries, including one of the largest jelly cylinders in the country, as well as a multi-media experience.
•
Rescue Jr. (SeaWorld San Antonio): An all-new kid friendly realm featuring animal rescue-themed rides and a water play area.
•
Wild Oasis (Busch Gardens Tampa Bay): An all-new realm featuring the sights and sounds of the rainforest, a newly reimagined drop tower featuring digital and sound effects, an interactive water-play wonderland, a multi-level climbing canopy and an all-new, multi-species animal habitat for up-close encounters.
•
The Big Bad Wolf: The Wolf's Revenge (Busch Gardens Williamsburg): The longest family inverted coaster in North America will take riders through over 2,500 feet of track at speeds up to 40 miles per hour.

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

Animal Care and Rescue

We provide care for one of the largest zoological collections in the world. Our commitment to these animals includes applying world-class standards of care, while striving to provide habitats that promote the health of the animals. Our dedicated animal care team is among the most experienced and qualified in the world, making the Company a global leader in animal welfare, husbandry, enrichment, and veterinary care.

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

Conservation and Community Relations

Our purpose is to inspire people to protect animals and the wild wonders of the world, and a critical way we deliver on this is by providing our guests with opportunities to explore and interact with the animals in our parks. Through our up-close animal encounters, educational exhibits, “Inside Look” events, educational presentations, and innovative entertainment, we strive to inspire each guest to take action to care for and conserve the natural world. Some of the animals in our care serve as ambassadors for their species through public appearances that educate the public and raise awareness for issues facing wildlife and wild places. We also partner with and support leading research, education and conservation organizations that help protect species of animals at risk in the wild, as well as the habitats that are home to many vulnerable species. For example, we are working alongside various resource management agencies, including the National Oceanic and Atmospheric Administration/National Marine Fisheries Service, the Florida Fish and Wildlife Conservation Commission, and other zoological facilities, to save Florida's endangered coral reef by contributing resources and expertise to the Florida Coral Rescue Center (the “FCRC”). The FCRC is an environmental conservation effort located in Orlando, Florida that aims to provide a safe and stable home for coral colonies to receive world-class care from a team of experts, including those from the Company. The FCRC was established for gene banking and care of corals rescued from reefs not yet affected by disease impacting corals in the wild. In 2023, SeaWorld Orlando opened the SeaWorld Coral Rescue Center inside the park. Supported by the Fish & Wildlife Foundation of Florida, it is the largest public-facing coral-recovery exhibit dedicated to Atlantic coral conservation in the country. This state-of-the-art facility allows guests to observe and interact with coral biologists as they care for “at-risk” Florida corals, raising awareness about conservation and ocean heath. Additionally, we have partnered with marine wildlife artist and conservationist Guy Harvey focused on ocean health and the plight of sharks in the wild.

Alongside our conservation work, we are committed to giving back to the communities in which our theme parks are located and support efforts in three areas: animal preservation and stewardship; youth development and education; and community initiatives that address environmental sustainability. We partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance and/or hands-on volunteer work. Additionally, our ambassadors are actively involved in volunteer activities, such as fun run charity fundraisers and more. We also provide complimentary tickets and discounts to educators as well as active, reserve and former military and their families.

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

Energy Efficiency

We are evaluating the ways in which we can reduce our fossil fuel consumption and greenhouse gas emissions to better align with our mission to protect animals and the natural ecosystems on which they rely. Over the past few years, we have continued to make investments in renewable energy and greater energy efficiency at our parks and buildings such as solar panels, LED lighting retrofits, adding variable-frequency drive to motors and enhancing other mechanical systems. Renewable and energy efficiency highlights include the solar carport at SeaWorld San Antonio opened in 2024, which not only is expected to generate approximately 16% of the park’s annual energy needs but also provides approximately 1,200 shaded parking spots for guests and employees. We also have a solar carport system at Sesame Place San Diego, which generates up to 90% of the park’s annual energy needs. In our data operations, we have adopted processes that decrease energy usage at on-premise data centers, including transitioning gradually to cloud storage. In addition to lowering our overall electrical consumption, these measures are designed to improve our data security posture.

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

Waste Management

We see the impacts of marine debris and litter along shorelines and in coastal waters, estuaries, and oceans – a visible reminder of the need to reduce waste. We are doing our part by implementing programs to generate less waste in our parks. At all our parks, we have implemented a range of waste-reduction and resource conservation initiatives, including: (i) removing all expanded polystyrene products from the parks and increasing the use of biodegradable cutlery; (ii) removing all plastic straws, plastic coffee stir sticks and plastic shopping bags as of 2018; (iii) using fibers certified by the Forest Stewardship Counsel (“FSC”) as sustainably sourced for printed materials when available; and (iv) minimizing the use of paper throughout our business by switching to online platforms and providing tablets for Environmental Health & Safety employees to use for accident investigation. We raise awareness with our employees and guests about the need for all of us to do our part to address this global challenge.

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

Human Capital Management

We have a diverse and mission-driven team of employee ambassadors. Our team makes it possible each day to provide our guests with experiences that matter and to inspire them to protect animals and the wild wonders of our world. As of December 31, 2024, we employed approximately 3,300 full-time employees and approximately 13,400 part-time and seasonal employees. During our peak operating season in 2024, we employed additional part-time and seasonal employees, including high school and college students. None of our employees are covered by a collective bargaining agreement.

Our focus on recruiting and training the best talent possible has resulted in management, supervisory and ambassadors that are highly talented. Our management and supervisory team is approximately 48% female and 34% from underrepresented communities. Similarly, our overall workforce is 51% women and 50% from underrepresented communities. We do not simply view diversity as gender and ethnicity representation, but rather a continual commitment to focus on creating the best and most inclusive workplace possible by recognizing and celebrating our unique backgrounds.

We strive to provide our ambassadors with a competitive compensation package including comprehensive benefits. We provide benefits including health, dental, vision, disability, life insurance, retirement, paid time-off, complimentary tickets and various other benefits. We provide training and require certifications for certain positions. We routinely review all procedures and safety requirements to promote a safe working environment for our ambassadors, guests and animals.

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

Food and Beverage Offerings

We strive to deliver a variety of high quality, creative and memorable food and beverage experiences for our guests. Our culinary team focuses on providing creative menu offerings and ways to deliver those offerings that appeal to our diverse guest base. We also offer a variety of dining programs that we believe provide quality food and great value to our guests and drive incremental revenues. While our menu offerings have broad appeal, they also cater to guests who desire healthy options and those with special allergy-related needs. Additionally, we have partnered to operate select nationally recognized brands within our parks. Our all-day-dining program delivers convenience and value to our guests with numerous restaurant choices for one price for the entirety of their day visit to the park. We also offer creative immersive dining experiences that allow guests to dine up-close with our animals and characters. Our commitment to care for the natural world extends to the food that we serve. Some of our menus feature sustainable, organic, seasonal, and locally grown ingredients that aim to minimize environmental impacts to animals and their habitats. In addition, through our ongoing culinary supply chain management initiatives, we believe we are well-positioned to take advantage of changing economic and market conditions.

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

As a result of the COVID-19 pandemic and the related impacts, group events and/or attendance in 2023 and 2022 were impacted. Additionally, a portion of our group attendance comes from international groups for which travel was impacted by COVID-19 factors in 2022 and parts of 2023. See the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the public health events on our business and financial performance.

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

Our Markets, Guests and Customers

Our theme parks are entertainment venues with broad demographic appeal and are located near a number of large metropolitan areas, including 6 of the 10 most populous metropolitan areas in the United States and 9 of the top 25 Popular Destinations in the United States (U.S. Census, 2024; TripAdvisor, 2024). Additionally, because our theme parks are divided between regional and destination theme parks, historically our guests have included local visitors, non-local domestic visitors and international visitors. As a result of the COVID-19 pandemic and the related impacts, travel from international and/or domestic markets were impacted in 2022 and parts of 2023. See the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the public health events on our business and financial performance.

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

Sesame License Agreement

Our wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”), is a party to a license agreement with Sesame, a New York not-for-profit corporation. The License Agreement extended SEA’s status as Sesame’s theme park partner in the United States, Puerto Rico, and the U.S. Virgin Islands (the “Sesame Territory”), with a second Sesame Place® theme park which opened at the site of the former Aquatica San Diego in March 2022.

Under the terms of the license agreement, including the requirement for certain subsequent approvals from Sesame, Sesame granted SEA the right to use the Sesame Street Elements (as defined below) (a) in connection with the design, building, installation, theming, promotion, and operation of SEA’s existing Sesame Place theme park, located in Langhorne, Pennsylvania (the “Langhorne Sesame Place”) and additional Sesame Place theme parks in the United States, including Sesame Place San Diego (collectively, the “Standalone Parks”); (b) in connection with the design, building, installation, theming, promotion, and operation of SEA’s existing Sesame Lands (currently known as Sesame Street® Land at SeaWorld Orlando, which opened in spring of 2019, Sesame Street Safari of Fun at Busch Gardens Tampa Bay, and Sesame Street Forest of Fun at Busch Gardens Williamsburg), (collectively, the “Sesame Lands”); (c) in connection with the Licensed Products (as defined below); (d) in marketing and promotional activities related to the Standalone Parks and Sesame Lands, including without limitation, marketing, advertising and promotion, character appearances and live presentations (both in park and in off-site promotional activities such as schools, parades, conventions, etc.), and the Licensed Products; and/or (e) to seek and to enter into sponsorship agreements for specific sponsorships of Sesame Street-themed attractions.

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

Sesame has reserved rights to build theme parks and family entertainment centers using the Sesame Street Elements subject to certain territorial restrictions surrounding SEA’s Sesame Place Standalone Parks and Sesame Lands within the Sesame Territory. The license agreement has an initial term through December 31, 2031, with an automatic additional 15 year extension plus a 5 year option added from each new Standalone Park opening. Pursuant to the license agreement, SEA pays specified annual license fees, as well as a schedule of royalties based on revenues earned in connection with admissions, sales of Licensed Products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event.

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

Competition

Our theme parks and other product and entertainment offerings compete directly for discretionary spending with other destination and regional theme parks and water and amusement parks and indirectly with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sports attractions, restaurants and vacation travel. Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Parks and Resorts, Six Flags Entertainment Corporation, Merlin Entertainments ltd., and Hershey Entertainment and Resorts Company. Our highly differentiated products provide a value proposition and a complementary experience to those offered by fantasy-themed Disney and Universal parks. In addition, we benefit from the significant capital investments made in developing the tourism industry in the Orlando area. The Orlando theme park market is extremely competitive, with a high concentration of theme parks operated by several companies.

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

Recent Regulatory Developments

The U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) released a proposed rule on February 3, 2016, to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”). The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016. We submitted a comment letter to APHIS expressing our views on the Proposed APHIS Regulations. The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized. These Proposed APHIS Regulations were not listed as a priority for APHIS with the release in September 2024 of the Department of Agriculture’s latest Semiannual Unified Agenda of Federal Regulatory and Deregulatory Actions for Fall 2024 (the “Fall 2024 Unified Agenda”) indicating that the agency did not plan any further action at that time on the matter. However, there can be no assurance that APHIS will not propose or enact regulations that could materially impact the Company in the future.

On January 6, 2023, APHIS published an Advanced Notice of Proposed Rulemaking ("ANPR") to amend Wild and Exotic Animal Handling, Enrichment and Training Regulations. APHIS requested public comment on its proposed regulations and standards for animals covered under the Animal Welfare Act in three areas: (i) public handling of wild and exotic animals at licensed exhibitors, (ii) the training of personnel who handle wild and exotic animals in these settings, and (iii) environmental enrichment to promote the psychological well-being of all species covered under the Animal Welfare Act. The deadline for comments on these proposed rules was April 10, 2023. APHIS has taken no further action on this matter, but lists in the Fall 2024 Unified Agenda a possible publication of a Notice of Proposed Rule Making in September 2025.

On January 13, 2025, the National Marine Fisheries Service published a final rule to remove the restriction that limits the maximum duration for Marine Mammal Protection Act ("MMPA") Section 104 permits and Letters of Confirmation ("LOCs"). Section 104 covers scientific research, enhancement, photography, and public display permits and LOCs under the General Authorization. Individual permits and LOCs will still be limited in duration in accordance with the MMPA’s requirement that all permits specify the period during which the permit is valid. Individual permit terms will be established on a case-by-case basis, depending on the proposed activity and the facts of each particular application. We do not expect the rule to have a material impact to the Company.

On August 30, 2024, the Occupational, Safety and Health Administration ("OSHA") published a Notice of Proposed Rulemaking to protect indoor and outdoor workers from hazardous heat and solicited comments about the extent and nature of hazardous heat in the workplace and the nature and effectiveness of interventions and controls used to prevent heat-related injury and illness. OSHA extended the comment period twice in 2024 with the new deadline for comments on January 14, 2025. OSHA continues to review public comments and has scheduled no further action.

On July 26, 2022, U.S. Rep. Adam Schiff (D-CA) introduced the Strengthening Welfare in Marine Settings Act of 2022 ("SWIMS Act"). This bill would establish prohibitions on capturing, importing, exporting, or breeding of orcas, beluga whales, false killer whales, or pilot whales for the purpose of public display. The bill would prohibit the National Oceanic and Atmospheric Administration from issuing any permit under the Marine Mammal Protection Act of 1972 that authorizes the taking (e.g., capturing) or importation of such orcas or whales for the purpose of public display. The bill would revise the Marine Mammal Protection Act of 1972 to make it unlawful to export such orcas or whales, unless they are being transported to marine mammal sanctuaries or for release into the wild. Further, the bill would make it unlawful under the Animal Welfare Act for any person to breed or artificially inseminate such marine mammals for purposes of using their progeny for public display. The bill was referred to the House Agriculture and Natural Resources Committees. On August 2, 2022, Sen. Dianne Feinstein (D-CA) introduced an identical version of the SWIMS Act in the U.S. Senate. The bill was referred to the Committee on Commerce, Science, and Transportation. No hearings or consideration of the bill was scheduled in the House or Senate before the 118th Congress adjourned on January 3, 2025. To date, the bill has not been reintroduced in the 119th Congress.

On November 21, 2024, U.S. Rep. Andre Carson (D-IN) introduced the National Amusement Park Ride Safety Act to expand Consumer Product Safety Commission jurisdiction to develop safety standards for amusement park rides, investigate accidents, develop and enforce action plans to correct defects, improve safety for roller coaster operators, and act as a clearinghouse for accident and defect data. The bill was referred to the Energy and Commerce Committee. No hearings or consideration of the bill was scheduled in the House before the 118th Congress adjourned on January 3, 2025. To date, the bill has not been reintroduced in the 119th Congress.

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

On May 8, 2017, an affiliate of ZHG Group, Sun Wise (UK) Co., LTD. (“ZHG”) acquired approximately 21% of the then outstanding shares of our common stock from certain affiliates of Blackstone (the “Seller”), pursuant to a Stock Purchase Agreement between ZHG and the Seller (the “Stock Purchase Agreement”). ZHG pledged such shares in connection with certain loan obligations of ZHG (the “Pledged Shares”). ZHG subsequently defaulted on such loan obligations and, as a result, certain lenders (the “Lenders”) foreclosed on the Pledged Shares and, accordingly, the Pledged Shares were transferred to a security agent for the Lenders (the “Security Agent”), on May 3, 2019. On May 27, 2019, the Security Agent entered into a share repurchase agreement with us pursuant to which the Security Agent agreed to sell and we agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent (the “SEAS Repurchase”). On May 27, 2019, the Security Agent also entered into a stock purchase agreement with Hill Path Capital LP (“Hill Path”) and certain of its affiliates pursuant to which the Security Agent agreed to sell and certain affiliates of Hill Path agreed to purchase, in the aggregate, 13,214,000 of the Pledged Shares held by the Security Agent. The purchase closed on May 30, 2019. As of December 31, 2024, Hill Path owned approximately 49.4% of our total outstanding common stock.

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
•
adverse general economic related factors including changes in interest rates;
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

Any one or more of these factors could adversely affect attendance, revenue, and per capita spending at our theme parks, which could materially adversely affect our business, financial condition and results of operations. Fluctuations in foreign currency exchange rates and inflation impact our business. A strong dollar increases the cost for international tourists and inflationary pressures increase the cost of living which could impact guest’s willingness to visit our parks or guest spending. In addition, demand for our parks is highly dependent on the general environment for travel and tourism, which can be significantly adversely affected by extreme weather events, including ice and snow conditions. In 2022 and parts of 2023, the United States encountered increased inflation and we experienced increased costs for labor, goods, food, merchandise, services and capital projects. Inflation increases the cost of goods we purchase, capital projects, wages and benefits, and services we buy. If we are not able to offset inflationary costs, our results of operations will be negatively impacted and possibly in a material manner. Any of these such events could have a material adverse effect on our business, financial condition, or results of operations.

Additionally, because many of the attractions at our parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which negatively affects our revenues and results of operations. Adverse weather events could also cause us to incur significant costs to repair or replace rides or facilities and cause extended closure times if rides or facilities have to be replaced. Natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the series of extreme weather events experienced in recent years presents an alarming trend. For example, attendance at our parks in 2024 was negatively impacted by significantly worse weather, including Hurricanes Milton and Debby. Separately, we have previously also experienced negative impacts from adverse weather such as unusual heat, cold and/or rain, which have caused park closures and other weather impacts.

If we fail to retain and/or hire employees, our business may be adversely affected.

Our success depends in part upon a number of employees, including members of our senior management team who have extensive experience in the industry, as well as our ability to attract, train, motivate and retain qualified employees to keep pace with our needs, including employees with certain specialized skills in the field of animal training and care and other areas of institutional knowledge. We also employ a significant seasonal and part-time workforce which is critical to staffing our parks during peak periods. We recruit year-round to fill thousands of part time and seasonal staffing positions each season and work to manage wages and the timing of the hiring process in an attempt to ensure the appropriate workforce is in place. Additionally, we have focused on reducing costs and streamlining our labor structure to better align with our strategic business objectives; however, there can be no assurance that we will be successful with these efforts in the future.

During 2024, 2023 and 2022, in part due to the overall labor market, including inflationary pressures on wages and the challenging current operating environment, we have faced increased turnover throughout the company and challenges in meeting our staffing goals. These staffing challenges have also led to wage pressures and less than optimal staffing levels, which have impacted and could continue to impact our ability to open some of our food and beverage and retail outlets, caused us to temporarily close some rides or attractions, and/or caused longer wait times in certain areas of our parks, which has and could continue to impact the guest experience. Despite the staffing challenges we have encountered, which at times have included maintenance, security and/or animal care personnel, we have not and will not compromise the safety of our guests, ambassadors or animals. That said, if we are unable to attract and retain adequate numbers of employees to staff our parks especially during peak periods, this could materially adversely affect our business and negatively impact our results of operations and the guest experience as it could impact the number of venues, rides and/or attractions we can open. See also, “Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

Competition for employees is intense and the labor market is experiencing shortages, which has impacted, and has continued to impact, our ability to attract, recruit and retain both qualified senior executives as well as employees for our parks and our headquarters. Many competitors or other businesses in the markets in which we operate have increased wages and/or offered enhanced benefit packages, which in some cases may be superior to ours. We have been and could continue to be unable to retain employees or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the current market and/or provide sufficient incentives to retain our existing and future employees. Also, if we fail to maintain a culture that makes our company an attractive place to work, employee morale may be diminished and we may have difficulty retaining our workforce and recruiting new employees. Separately, minimum wage legislation impacts some of our markets which adds additional pressure to our starting wages and increases the possibility of compression which may lead to the departure of experienced personnel.

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

Our success depends to a significant extent on discretionary consumer spending. Some of the factors that may influence consumer spending on entertainment and recreational activities include general economic conditions, the availability of discretionary income, consumer confidence, high interest rates, domestic and global supply chain issues, high levels of unemployment, pandemics, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, the housing market, fluctuating foreign currency exchange rates and credit availability, government measures, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment, including recessionary concerns. From 2022 through 2024, the Federal Reserve raised interest rates eleven times in response to concerns about inflation. While the Federal Reserve began decreasing interest rates in 2024 and has indicated that it may further decrease interest rates in 2025, interest rates continue to remain high and there is no guarantee that the Federal Reserve will take such action. Elevated interest rates and volatility in financial markets may increase economic uncertainty and negatively affect consumer spending.

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

In 2019, Hill Path Capital LP and certain of its affiliates (“Hill Path”) purchased, in the aggregate, 13,214,000 shares of our common stock (the “HP Purchase”). In connection with the HP Purchase, the Company and Hill Path entered into a Stockholders Agreement (as amended February 27, 2024), a Registration Rights Agreement and an Undertaking Agreement as described more fully in our Form 8-K dated May 27, 2019 (collectively, the “HP Agreements”). On July 7, 2020, Hill Path filed with the SEC a Schedule 13D/A (the “Schedule 13D/A”) reporting that such persons had accumulated a total of 27,205,306 shares of our common stock, which represents approximately 49.4% of our total outstanding shares of common stock as of December 31, 2024. Also, certain funds affiliated with Hill Path have other economic interests in the Company. Please refer to their most recent Schedule 13D/A filed on November 13, 2024. In addition, the Hill Path Schedule 13D filed on May 1, 2017, as amended, states, among other things, that Hill Path may suggest changes in our business, operations, capital structure, capital allocation, corporate governance, and other strategic matters.

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

Under legislation passed by the City of San Diego, beginning on January 1, 2023, San Diego’s minimum wage was based on the consumer price index and increased to $16.30 per hour, which effective January 1, 2024, was increased further to $16.85 per hour. Under current Virginia law, its state minimum wage is $12.00 an hour adjusted annually beginning January 1, 2025 based on changes in the consumer price index, which for 2025 resulted in a minimum wage of $12.41. In November 2020, Florida passed a ballot initiative providing for its minimum wage to increase by $1.00 per hour on September 30 of each year until the minimum wage reaches $15.00 per hour on September 30, 2026. From that point forward, future minimum wage increases will be adjusted annually for inflation starting September 30, 2027. In addition, a number of companies with whom we compete for talent have announced wage and benefit increases to attract and retain employees in a tight labor market which has driven-up labor costs. Increases to the minimum wage in locations where we do business, increases to wages of companies with whom we compete for talent and/or increased benefit costs will negatively impact our operating expenses. See also “If we fail to hire and/or retain employees, our business may be adversely affected”.

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

See the further discussion of proposed regulations under “Recent Regulatory Developments” in the “Business” section included elsewhere in this Annual Report on Form 10-K.

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

Approximately 58%, 17% and 14% of our revenues in 2024 were generated in the States of Florida, California and Virginia, respectively. Any risks described in this Annual Report on Form 10-K, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally, may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2024, Hurricane Milton led to closures at our parks in Florida for a combined 14 operating days which unfavorably impacted our attendance. Also, our parks in Texas and Virginia have previously been negatively impacted by hurricanes. Although we attempt to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida and in Williamsburg, Virginia have previously experienced closures as a result of storms, which negatively impacted attendance and results of operations. Furthermore, changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures.

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

We, along with our third party service providers, face security threats, including but not limited to cyber security attacks on our data infrastructure. Like other public companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes (including ransomware), rogue employee activity, unauthorized access, cyber-attacks (including through the use of artificial intelligence) or other computer-related penetrations. We expect to continue devoting significant resources to the security of our information technology systems and the training of our employees and we utilize various procedures and controls to monitor and mitigate technological threats. There can be no assurance that these procedures, investments and/or controls, nor those of our third party service providers, will be sufficient to prevent penetrations, malicious acts or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee, company or protected data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent. In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events. Although to date, cyber security attacks directed at us have not had a material impact on our financial results, due to the evolving nature of security threats, the impact of any future incident cannot be predicted.

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

Principal direct competitors of our theme parks include theme parks operated by The Walt Disney Company, Universal Parks and Resorts, Six Flags Entertainment Corporation, Merlin Entertainments ltd., Herschend Family Entertainment and Hershey Entertainment and Resorts Company. The principal competitive factors of a theme park include location, price, originality and perceived quality of the rides and attractions, the atmosphere and cleanliness of the theme park, the quality of its food, entertainment and employees, weather conditions, ease of travel to the theme park (including direct flights by major airlines), and availability and cost of transportation to a theme park. Certain of our direct competitors have substantially greater financial resources than we do, and they may be able to adapt more quickly to changes in guest preferences or devote greater resources to their attractions or promotion of their offerings and attractions than us. Our competitors may be able to attract guests to their theme parks in lieu of our own through the development or acquisition of new rides, attractions or shows that are perceived by guests to be of a higher quality and entertainment value. As a result, we may not be able to compete successfully against such competitors. If we are unable to compete with new and existing attractions or new theme parks, our results of operations could be negatively impacted.

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

A large portion of our expenses is relatively fixed because the costs for employees, maintenance, animal care, utilities, property taxes and insurance do not vary significantly with attendance. These fixed costs may increase at a greater rate than our revenues especially during inflationary periods and may not be able to be reduced at the same rate as declining revenues. For example, our costs of food, merchandise and other sources of revenues are influenced by inflation and fluctuations in global commodity prices. If cost-cutting efforts are insufficient to offset increased costs or declines in revenues or are impracticable, we could experience a material decline in margins, revenues, profitability and reduced or negative cash flows. Such effects can be especially pronounced during periods of inflation or economic contraction or slow economic growth.

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

The operating season at some of our theme parks, including SeaWorld San Antonio, Aquatica San Antonio, Adventure Island, Busch Gardens Williamsburg, Water Country USA, Sesame Place Philadelphia and Sesame Place San Diego, has historically been of limited duration. Any changes to the operating schedule of a park such as increasing operating days for our seasonal parks, could change the impact of seasonality in the future. During 2021, we began year-round operations at SeaWorld San Antonio and began to operate on select days on a year round basis at both Busch Gardens Williamsburg and Sesame Place in Pennsylvania.

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

We rely on a license from Sesame to use the Sesame Place trade name and trademark and certain other intellectual property rights, including titles, marks, characters, logos and designs from the Sesame Street television series within our Sesame Place theme park located in Langhorne, Pennsylvania (the “Langhorne Sesame Place”) and the Sesame Place theme park located in Chula Vista, California (the "San Diego Sesame Place") (collectively, the “Standalone Parks”) and with respect to Sesame Street themed areas within certain areas of some of our other theme parks, as well as in connection with the sales of certain Sesame Street themed products. The License Agreement with Sesame (the “Sesame License Agreement”) has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a 5-year option added from each new Standalone Park opening. Our use of these intellectual property rights is subject to the approval of Sesame and the parties have certain termination rights under the Sesame License Agreement, including without limitation Sesame’s right to terminate the Sesame License Agreement in whole or in part under certain limited circumstances, including a change of control of United Parks (or of SeaWorld Parks and Entertainment, Inc., a wholly-owned subsidiary of United Parks), our bankruptcy or uncured breach of the Sesame License Agreement, or the termination of the Sesame License Agreement regarding the Langhorne Sesame Place and San Diego Sesame Place theme parks. If we were to lose or have to renegotiate the Sesame License Agreement, our business may be adversely affected.

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

For example, as of December 31, 2024, our Senior Secured Credit Facilities and Senior Unsecured Credit Facilities were rated by Standard and Poor’s Financial Services (corporate credit rated BB with a stable outlook, the Senior Secured Credit Facilities rated BB+, and the Senior Unsecured Credit Facilities rated B+) and Moody’s Investors Service (corporate family rated Ba3 with a stable outlook, the Senior Secured Credit Facilities rated Ba2, and the Senior Unsecured Credit Facilities rated B2). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds and related margins, liquidity and access to capital markets. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings could increase our borrowing costs.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2024, our total indebtedness was approximately $2.263 billion. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, capital expenditures, future business opportunities and/or share repurchases of our common stock; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth. During 2021, 2022 and parts of 2023, the United States experienced elevated levels of inflation. Increased inflation is likely to cause interest rates (including SOFR) to remain high. From 2022 through 2024, the Federal Reserve raised interest rates eleven times in response to concerns about inflation. While the Federal Reserve began decreasing interest rates in 2024 and has indicated that it may further decrease interest rates in 2025, interest rates continue to remain high and there is no guarantee that the Federal Reserve will take such action. Any further increase in interest rates could increase our borrowing costs on variable debt and adversely affect our business. We do not currently have any of our debt hedged. A hypothetical increase in Term SOFR of 100 bps would increase our annual interest expense by approximately $15.4 million. Increased debt service costs would adversely affect our cash flow and net income. There can be no assurance that if we intend to enter into a hedge, that we will be able to enter into hedging arrangements on favorable terms or at all.

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

We purchase some of our merchandise for resale and other products used in our business from entities which are located in foreign countries. Additionally, some of our ride manufacturers may be located in foreign countries or utilize components manufactured or sourced from foreign countries. These relationships expose us to risks associated with doing business globally, including changes in tariffs, quotas and other restrictions on imports (collectively “Trade Restrictions”) as well as escalating global trade tensions and the potential for international supply chain disruptions due to geopolitical events. The United States has imposed, and the new presidential administration has indicated may further impose, tariffs on certain imports from China and other countries. Such Trade Restrictions have resulted in, and any further restrictions may further result in, increased costs and could result in lower gross margin on impacted products and/or will likely result in increases in the cost of capital projects, unless we are able to successfully take any one or more of the following mitigating actions: increase our prices, move production to countries with no or lower tariffs or away from domestic vendors who source from China or other tariff impacted countries, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by tariffs, the imposition and maintenance of such tariffs on goods imported into the United States could cause increased prices for consumer goods, in general, which could have a negative impact on consumer spending for discretionary items reducing attendance or spending at our parks. These direct and indirect impacts of increased tariffs or Trade Restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified and implemented a number of actions that effectively remediated the previously-disclosed material weakness and concluded that as of December 31, 2024 its internal control over financial reporting was effective. However, the Company cannot provide assurances that the remediated material weakness will not reoccur in the future, or that a new material weakness will occur. The existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. If such material weakness is not remediated effectively or in a sufficient amount time, the Company could be impacted by a material misstatement of our annual or interim financial statements that was not prevented or detected in a timely basis, which could have a negative effect on our results of operations and/or the trading price of our securities.

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

The policies of the U.S. President and their administration or any changes to tax laws may result in a material adverse effect on our business, cash flow, results of operations or financial condition and may impact our ability to use our net operating loss carryforwards.

While we cannot predict the changes that the current administration will make, certain policy changes regarding tariffs on imported goods, limitation or restrictions on travel to the United States, foreign trade barriers, domestic travel rules, changes to labor laws or regulations, and/or changes to environmental or animal welfare regulations could adversely affect our business. Additionally, policies that strengthen the U.S. dollar against a variety of foreign currencies could impact international tourist spending, including at our theme parks. While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect our business, financial condition and results of operations and the value of our securities.

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

The trading price of our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2024, our common stock close price has ranged from $7.46 to $74.44. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond our control, including:

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

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects and expenses, managing debt levels, and periodically returning capital to our stockholders through share repurchases and/or dividends. There can be no assurance that our capital allocation decisions will enhance stockholder value. Our Board has previously authorized a share repurchase program of up to $250.0 million of our common stock (the “Former Share Repurchase Program”), of which approximately $18.3 million remained available under the Former Share Repurchase Program as of December 31, 2024 and a share repurchase program of up to $500.0 million of our common stock (the “Share Repurchase Program”), of which approximately $37.2 million remained available under the Share Repurchase Program as of December 31, 2024. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.

The IRA, which was passed in August 2022, contains a 1% excise tax on share repurchases, which may impact our future decisions on how to return value to shareholders in the most tax efficient manner and would increase the cost of share repurchases.

During 2024, we completed share repurchases of 9,365,000 shares for an aggregate total of approximately $482.9 million. Repurchases of our common stock pursuant to the 2022 Former Share Repurchase Program and Share Repurchase Program could affect our stock price and increase its volatility. The existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness. See Note 18–Stockholders’ Deficit in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In addition, the shares of our common stock reserved for future issuance under the 2017 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, any applicable lock-up agreements in effect from time to time and Rule 144, as applicable. A total of 15,000,000 shares of common stock were reserved for issuance under the 2017 Omnibus Incentive Plan, of which approximately 6,267,000 shares of common stock remain available for future issuance as of December 31, 2024. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 59.2% of our common stock outstanding as of December 31, 2024. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 2. Properties

The following table summarizes our principal properties as of December 31, 2024, which includes approximately 400 acres of land available for future development.

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

The annual rent under the lease is calculated on the basis of a specified percentage of Sea World LLC’s gross income from the Premises (the “Percentage Rent”), or the minimum yearly rent (the “Minimum Rent”), whichever is greater. Portions of the Percentage Rent are subject to adjustment every 10 years. The minimum yearly rent which was approximately $10.4 million for the each of the years ended December 31, 2024, 2023 and 2022, is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The current minimum yearly rent is next subject to adjustment on January 1, 2026.

The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego. As a result, the Company deferred payment of $8.3 million of Minimum Rent for the year ended December 31, 2020 and accrued certain fees. During the fourth quarter of 2024, the Company reached a settlement with the City of San Diego and agreed to pay $8.5 million related to the Minimum Rent for the year ended December 31, 2020. The settlement amount is included in accounts payable and accrued expenses as of December 31, 2024 and was subsequently funded in the first quarter of 2025.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “PRKS.” As of February 21, 2025, there were approximately 218 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We currently do not pay a dividend.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the five-year cumulative total stockholder return for our common stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index and the S&P 400 Movies & Entertainment Index. The graph assumes that $100 was invested in our common stock and in each index at the market close on December 31, 2019 and assumes that all dividends, if any, were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
United Parks & Resorts Inc.	$100.00	$99.62	$204.54	$168.73	$166.58	$177.18
S&P 500 Index - Total Return	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P Midcap 400 Index	$100.00	$113.66	$141.80	$123.28	$143.54	$163.54
S&P 400 Movies & Entertainment Index	$100.00	$62.83	$62.37	$87.26	$108.15	$172.77

Note: Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.

Index Data: Copyright Standard and Poor’s Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2024.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by us during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2024	October 31, 2024	756,882	$49.75	756,882	$55,589,002
November 1, 2024	November 30, 2024	1,139	$56.78	—	$55,589,002
December 1, 2024	December 31, 2024	886	$56.14	—	$55,589,002
Total		758,907		756,882	$55,589,002

(1)
All purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, we repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of December 31, 2024.

In March 2024, we announced that our Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). During the year ended December 31, 2024, we repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million, leaving approximately $37.2 million remaining under the Share Repurchase Program as of December 31, 2024.

Collectively, under the 2022 Former Share Repurchase Program and 2024 Share Repurchase Program, we repurchased 9,365,000 shares for an aggregate total of approximately $482.9 million during the year ended December 31, 2024.

Under the Former Share Repurchase Program and Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of December 31, 2024. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 18–Stockholders’ Deficit in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
•
Liquidity, Capital Resources and Indebtedness: Provides a discussion of our cash flows, sources and uses of cash, commitments, capital resources and indebtedness as of December 31, 2024.
•
Critical Accounting Policies and Estimates: Provides a discussion of our critical accounting policies which require the exercise of judgment and the use of estimates.

Management’s discussion and analysis relating to the fiscal year ended December 31, 2023 and the applicable year-to-year comparisons to the fiscal year ended December 31, 2022 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which specific discussion is incorporated herein by reference.

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

Recent Developments

See the discussion under “Recent Developments” in the “Business” section included elsewhere in this Annual Report on Form 10-K, which includes discussions relating to the current operating environment.

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

Attendance

The level of attendance in our theme parks is generally a function of many factors, including affordability, the opening of new attractions and shows, competitive offerings, weather, marketing and sales efforts, awareness and type of ticket and park offerings, travel patterns of both our domestic and international guests, fluctuations in foreign exchange rates and global and regional economic conditions, consumer confidence, the external perceptions of our brands and reputation, industry best practices and perceptions as to safety. The external perceptions of our brands and reputation have at times impacted relationships with some of our business partners, including certain ticket resellers that have terminated relationships with us and other zoological-themed attractions. As a result of the COVID-19 pandemic and the related impacts, travel from international and/or domestic markets were impacted in 2022 and parts of 2023. We continuously monitor factors impacting our attendance, making strategic operations, marketing and sales adjustments as necessary.

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

Results of Operations

The following discussion provides an analysis of our operating results for the years ended December 31, 2024 and 2023.

Comparison of the Years Ended December 31, 2024 and 2023

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following table presents key operating and financial information for the years ended December 31, 2024 and 2023:

	For the Year Ended
	December 31,		Variance
	2024	2023	#	%
Selected Statements of Comprehensive Net Income Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$939,629	$954,083	$(14,454)	(1.5%)
Food, merchandise and other	785,672	772,504	13,168	1.7%
Total revenues	1,725,301	1,726,587	(1,286)	(0.1%)
Costs and expenses:
Cost of food, merchandise and other revenues	131,407	131,697	(290)	(0.2%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	749,690	758,874	(9,184)	(1.2%)
Selling, general and administrative expenses	216,898	221,237	(4,339)	(2.0%)
Severance and other separation costs	577	816	(239)	(29.3%)
Depreciation and amortization	163,438	154,208	9,230	6.0%
Total costs and expenses	1,262,010	1,266,832	(4,822)	(0.4%)
Operating income	463,291	459,755	3,536	0.8%
Other expense (income), net	64	(18)	82	NM
Interest expense	167,762	146,666	21,096	14.4%
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	3,939	—	3,939	ND
Income before income taxes	291,526	313,107	(21,581)	(6.9%)
Provision for income taxes	64,029	78,911	(14,882)	(18.9%)
Net income	$227,497	$234,196	$(6,699)	(2.9%)
Other data:
Attendance	21,547	21,606	(59)	(0.3%)
Total revenue per capita	$80.07	$79.91	$0.16	0.2%
Admission per capita	$43.61	$44.16	$(0.55)	(1.2%)
In-park per capita spending	$36.46	$35.75	$0.71	2.0%

NM-Not meaningful

ND-Not determinable

Admissions revenue. Admissions revenue for the year ended December 31, 2024 decreased $14.5 million, or 1.5%, to $939.6 million as compared to $954.1 million for the year ended December 31, 2023. The decline was a result of a decrease in admission per capita and a decrease in attendance of 0.1 million guests, or 0.3%. The decrease in attendance was primarily due to the impact of significantly worse weather and hurricanes, particularly at our Florida parks, including during peak visitation periods. Admission per capita decreased by 1.2% to $43.61 in 2024 compared to $44.16 in 2023. Admission per capita decreased primarily due to lower pricing on certain promotional admission products when compared to 2023.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2024 increased $13.2 million, or 1.7% to $785.7 million as compared to $772.5 million for the year ended December 31, 2023. The increase results from improved in-park per capita spending, partially offset by the decrease in attendance discussed above. In-park per capita spending increased by 2.0%, to $36.46 in 2024 from $35.75 in 2023. In park per capita spending improved primarily due to pricing initiatives when compared to 2023.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2024 decreased $0.3 million, or 0.2%, to $131.4 million as compared to $131.7 million for the year ended December 31, 2023.

Operating expenses. Operating expenses for the year ended December 31, 2024 decreased by $9.2 million, or 1.2% to $749.7 million as compared to $758.9 million for the year ended December 31, 2023. The decrease in operating expenses is primarily due to a decrease in nonrecurring contractual liabilities and legal costs resulting from the previously disclosed temporary COVID-19 park closures, a decrease in non-cash fixed asset write-offs and the impact of implemented structural cost savings initiatives, partially offset by an increase in certain non-cash adjustments when compared to 2023.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2024 decreased by $4.3 million, or 2.0% to $216.9 million as compared to $221.2 million for the year ended December 31, 2023. The decrease in selling, general and administrative expenses is primarily due to a $16.0 million decrease in third-party consulting costs, including approximately $15.3 million of nonrecurring costs for strategic initiatives, a decrease in labor-related costs and the impact of implemented cost savings and efficiency initiatives, partially offset by an increase in marketing related costs when compared to 2023.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2024 increased by $9.2 million, or 6.0% to $163.4 million as compared to $154.2 million for the year ended December 31, 2023. The increase primarily relates to new asset additions partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the year ended December 31, 2024 increased $21.1 million, or 14.4% to $167.8 million as compared to $146.7 million for the year ended December 31, 2023. The increase primarily relates to the net impact of the Refinancing Transactions which included write-offs of certain discounts and debt issuance costs and a higher average outstanding balance on our variable debt, partially offset by a lower average outstanding balance on our fixed debt. See Note 11–Long-Term Debt in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Loss on early extinguishment of debt and write-off of debt issuance costs and discounts. Loss on early extinguishment of debt and write-off of debt issuance costs and discounts for the year ended December 31, 2024 primarily relate to write-offs of certain debt issuance costs and discounts resulting from the Refinancing Transactions during the year ended December 31, 2024. See Note 11–Long-Term Debt in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Provision for income taxes. Provision for income taxes was $64.0 million compared to $78.9 million in the years ended December 31, 2024 and 2023, respectively. Our consolidated effective tax rate was 22.0% for 2024 compared to 25.2% for 2023. The effective tax rates in the years ended December 31, 2024 and 2023 were primarily impacted by state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period and a deferred adjustment related to fixed assets in 2024. See Note 12–Income Taxes in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of December 31, 2024, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.7. We typically have operated with a working capital ratio of near 1.0 due to significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net cash provided by operating activities	$480,139	$504,916	$564,588
Net cash used in investing activities	(248,505)	(305,607)	(200,705)
Net cash used in financing activities	(362,663)	(34,707)	(726,049)
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(131,029)	$164,602	$(362,166)

Cash Flows from Operating Activities

Net cash provided by operating activities was $480.1 million during the year ended December 31, 2024 as compared to $504.9 million during the year ended December 31, 2023. The change in net cash provided by operating activities was primarily impacted by an increase in cash paid for interest and income taxes.

Net cash provided by operating activities was $504.9 million during the year ended December 31, 2023 as compared to $564.6 million during the year ended December 31, 2022. The change in net cash provided by operating activities was primarily impacted by an increase in interest expense and a decline in operating performance.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2024 consisted primarily of capital expenditures of $248.4 million largely related to future attractions (see further breakdown of capital expenditures in the table below). Net cash used in investing activities during the years ended December 31, 2023 and 2022 consisted primarily of capital expenditures of $304.8 million and $200.7 million, respectively.

The following table presents detail of our capital expenditures for the periods indicated. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

	For the Year Ended December 31,
	2024	2023	2022
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$177,718	$226,244	$139,570
Expansion/ROI projects(b)	70,712	78,592	61,135
Capital expenditures, total	$248,430	$304,836	$200,705

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

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2024 primarily results from $482.9 million used to repurchase shares, repayments of $242.1 million on long-term debt and $8.8 million for payments of tax withholdings on equity-based compensation through shares withheld, partially offset by $378.3 million of net proceeds from the issuance of debt.

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

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of December 31, 2024, our indebtedness consisted of senior secured credit facilities and 5.25% senior notes due 2029 (the “Senior Notes”).

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

As of December 31, 2024, our Senior Secured Credit Facilities consisted of $1.538 billion in Term B-3 Loans, which will mature on December 4, 2031, along with a $700.0 million Revolving Credit Facility, which had no amounts outstanding as of December 31, 2024 and will mature on August 23, 2029. As of December 31, 2024, SEA had approximately $17.5 million of outstanding letters of credit, leaving approximately $682.5 million available for borrowing under the Revolving Credit Facility.

Senior Notes

As of December 31, 2024, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029.

Covenant Compliance

As of December 31, 2024, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes. See Note 11–Long-Term Debt to our consolidated financial statements for further details relating to our restrictive covenants.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net income	$227,497	$234,196	$291,190
Provision for income taxes	64,029	78,911	98,883
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	3,939	—	—
Interest expense	167,762	146,666	117,501
Depreciation and amortization	163,438	154,208	152,620
Equity-based compensation expense (b)	14,617	17,961	19,757
Loss on impairment or disposal of assets and certain non-cash expenses (c)	33,412	31,636	14,218
Business optimization, development and strategic initiative costs (d)	18,398	33,903	19,846
Certain investment costs and other taxes (e)	3,592	1,711	1,128
COVID-19 related incremental costs (f)	(3,042)	9,076	6,689
Other adjusting items (g)	6,548	5,223	6,413
Adjusted EBITDA (h)	700,190	713,491	728,245
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (i)	23,800	23,100	1,600
Other adjustments as defined in the Debt Agreements (j)	6,242	7,350	10,877
Covenant Adjusted EBITDA (k)	$730,232	$743,941	$740,722
(a)
Reflects a loss on early extinguishment of debt and write-off of discounts and debt issuance costs associated with the Refinancing Transactions in 2024. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(b)
Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. See Note 17-Equity Based Compensation to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(c)
For the years ended December 31, 2024, 2023 and 2022 reflects approximately $21.2 million, $11.8 million and $6.5 million, respectively, related to non-cash self-insurance reserve adjustments. Also includes non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service. See Note 8–Property and Equipment, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(d)
For the year ended December 31, 2024, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $10.7 million of third-party consulting costs and (ii) $7.0 million of other business optimization costs and strategic initiative costs.

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

(e)
For the year ended December 31, 2024, primarily relates to expenses associated with a stockholders' agreement amendment proposal and a share repurchase proposal.
(f)
For the year ended December 31, 2024, primarily reflects a reversal of costs, which had previously been accrued, associated with nonrecurring contractual liabilities and respective assessments related to the previously disclosed temporary COVID-19 park closures.

For the year ended December 31, 2023, primarily reflects costs associated with nonrecurring contractual liabilities and respective assessments, and certain legal matters related to the previously disclosed temporary COVID-19 park closures.

For the year ended December 31, 2022, primarily reflects costs associated with certain legal matters related to the temporary COVID-19 park closures

(g)
Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. For the year ended December 31, 2022, includes approximately $3.6 million related to a legal settlement.
(h)
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

Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2024. The following table summarizes our principal contractual obligations as of December 31, 2024:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$2,263,442	$15,423	$30,846	$755,846	$1,461,327
Interest on long-term debt(b)	865,290	139,263	275,473	260,340	190,214
Operating and finance leases(c)	272,225	24,779	26,494	23,726	197,226
Purchase obligations, license commitments and other(d)	182,797	167,712	10,951	2,067	2,067
Total contractual obligations	$3,583,754	$347,177	$343,764	$1,041,979	$1,850,834
(a)
Represents principal payments. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(b)
Includes amounts attributable to the Senior Secured Credit Facilities and Senior Notes calculated as of December 31, 2024 using certain assumptions. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(c)
Represents commitments under long-term operating and finance leases requiring annual minimum lease payments, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California. Included in the less than 1 year column is approximately $9.6 million in deferred rent payments and certain fees related to the land lease, which is accrued as of December 31, 2024. See Note 13–Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(d)
We have minimum purchase commitments with various vendors through 2031. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services. Amounts have been calculated using early termination fees or non-cancelable minimum contractual obligations by period, as applicable, under contracts that were in effect as of December 31, 2024. In addition, in connection with the Sesame License Agreement we have made certain commitments, as a result, obligations related to this agreement are included in the table above. For further details, refer to Note 14–Commitments and Contingencies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for property and equipment and deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that deferred tax assets (primarily net operating loss and tax credit carryforwards) will be recovered from future taxable income. To the extent that we believe that recovery is not more likely than not, a valuation allowance against those amounts is recorded. To the extent that we record a valuation allowance or a change in the valuation allowance during a period, we recognize these amounts as income tax expense or benefit in the consolidated statements of operations. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a rolling three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from shares of stock sold by these same stockholders.

We utilize a two-step approach to recognize and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolutions of related appeals or litigation process. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating our tax positions and estimating our tax benefits. There is no uncertain tax benefit recorded for the periods ending December 31, 2024, 2023, and 2022, and no interest or penalties have been accrued. Within twelve months, we do not expect to record any uncertain tax benefit.

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

As of December 31, 2024 and 2023, we have a valuation allowance of approximately $5.0 million, net of federal tax benefit, on our deferred tax assets related to state net operating loss carryforwards, which we believed did not meet the “more likely than not” criteria and would expire before being realized in future periods.

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

Prior to 2021, we previously managed interest rate risk through the use of a combination of fixed-rate long-term debt and interest rate swaps that fixed a portion of our variable-rate long-term debt. We have no interest rate swap agreements outstanding as of December 31, 2024. We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At December 31, 2024, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $700.0 million, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $22.4 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $15.4 million.

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

Our management, under the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management, under the supervision and participation of the principal executive officer and principal financial officer, determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the year ended December 31, 2024, on May 10, 2024, Yoshikazu Maruyama, a member of the Board of Directors of the Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Maruyama's 10b5-1 Plan provides for the potential sale of up to 14,000 shares of the Company’s common stock over the term of the plan, which runs between August 14, 2024 and August 14, 2025. Potential sales under Mr. Maruyama’s 10b5-1 Plan are subject to a stock price condition, which provides that sales will only occur if the Company’s stock price meets a certain minimum price.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our Equity Compensation Plan as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	548,135	$50.33	6,266,925
Equity compensation plan not approved by security holders	—	—	—
Total	548,135	$50.33	6,266,925

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

See the Exhibit Index beginning on page 59

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

4.2

Indenture, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020 (File No. 001-35883))

4.3

First Supplemental Indenture, dated as of April 26, 2021, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee for the 8.750% First-Priority Senior Secured Notes Due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

4.4

Indenture, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2021 (File No. 001-35883))

10.1

Restatement Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the subsidiary guarantors party thereto, the financial institutions list on the signature pages thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, as Collateral Agent, as Issuing Bank and as Swingline Lender. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 26, 2021 (File No. 001-35883))

10.2

Amendment No. 1, dated as of June 12, 2023, to the Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-35883))

10.3

Amendment No. 2, dated as January 22, 2024, to the Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2024 (File No. 001-35883))

10.4

Amendment No. 3, dated as of May 2, 2024, to the Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., United Parks & Resorts Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2024 (File No. 001-35883))

Exhibit No.	Description
10.5

Amendment No. 4, dated as of August 23, 2024, to the Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., United Parks & Resorts Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 26, 2024 (File No. 001-35883))

10.6

Amendment No. 5, dated as of December 4, 2024, to the Amended and Restated Credit Agreement, dated as of August 25, 2021, by and among SeaWorld Parks & Entertainment, Inc., United Parks & Resorts Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2024 (File No. 001-35883))

10.7

Lease Amendment, dated January 9, 1978, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.8

Lease Amendment, dated March 6, 1979, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.9

Lease Amendment, dated December 12, 1983, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.10

Lease Amendment, dated June 24, 1985, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.11

Lease Amendment, dated September 22, 1986, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.12

Lease Amendment, dated June 29, 1998, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.13

Lease Amendment, dated July 9, 2002, by and between the City of San Diego and Sea World Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.14

Trademark License Agreement, dated December 1, 2009, by and between Anheuser-Busch Incorporated and Busch Entertainment LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on December 27, 2012 (File No. 333-185697))

10.15†	2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 12, 2013 (File No. 333-185697))

10.16†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Options) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35883))

10.17†

Fourth Amended & Restated Stock Ownership Guidelines, adopted February 22, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10. 2023 (File No. 001-35883))

10.18†

Amended and Restated Key Employee Severance Plan, effective March 1, 2017 (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-35883))

Exhibit No.	Description
10.21

License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-35883))

10.22†	United Parks & Resorts Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2017 (File No. 001-35883))

10.23†

Form of Amendment #1 to Restricted Stock Grant and Acknowledgment and Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2017 (File No. 001-35883))

10.24†

Form of Deferred Stock Unit Grant Notice and Deferred Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883))

10.25

Cooperation Agreement, dated November 5, 2017, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.26

Side Letter, dated November 5, 2017, between SeaWorld Entertainment, Inc. and Hill Path Capital LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.27†

Form of Option Grant Notice and Option Agreement (Tier 2– Time-Based Options) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on May 8, 2019 (File No. 001-35883))

10.28

Amended and Restated Undertaking Agreement, dated May 27, 2019, by and among SeaWorld Entertainment, Inc. and Hill Path Capital LP, Scott I. Ross and James P. Chambers (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.29

Registration Rights Agreement, dated May 27, 2019, between Hill Path Capital LP and certain of its affiliates and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.30

Stockholders Agreement, dated May 27, 2019, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2019 (File No. 001-35883))

10.31

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

10.32

Security Agreement, dated as of April 30, 2020, among SeaWorld Parks & Entertainment, Inc., SeaWorld Entertainment, Inc., the other grantors from time to time party thereto and Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-35883))

10.33

Pledge Agreement, dated as of April 30, 2020, among SeaWorld Entertainment, Inc. and Wilmington Trust, National Association, as collateral agent. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 001-35883))

Exhibit No.	Description
10.34

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
10.46

Incremental Amendment and Lender Joinder Agreement, dated as of June 9, 2022, by and among Goldman Sachs Lending Partners LLC, as an Incremental Revolving Facility Lender, SeaWorld Parks & Entertainment, Inc., and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2022 (File No. 001-35883))

10.47†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Senior Leadership Team Executive Employees – Performance-Based Restricted Stock Units (fiscal 2022 awards)) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2022 (File No. 001-35883))

10.48†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Matching Options) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-35883))

10.49†

Offer Letter of Employment, Agreed and Accepted the 25th day of January 2023, between SeaWorld Entertainment, Inc. and Jim Forrester (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2023 (File No. 001-35883))

10.50†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Employees – Annual Incentive Plan Award) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023 (File No. 001-35883))

10.51†

Form of Option Grant Notice and Option Agreement (2023 Long-Term Incentive Plan Awards) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-35883))

10.52†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (2023 Long-Term Incentive Plan Awards) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-35883))

10.53

Amended and Restated Outside Director Compensation Policy, effective January 1, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2024 (File No. 001-35883))

10.54

First Amendment to the Stockholders Agreement, dated as of February 27, 2024, by and between Hill Path Capital LP and United Parks & Resorts Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2024 (File No. 001-35883))

10.55†*	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (2024 Annual Incentive Plan Award)

10.56†*	Form of Option Grant Notice and Option Agreement (Exercise Restricted 2024 Long-Term Incentive Plan Awards)

10.57†*	Form of Option Grant Notice and Option Agreement (Unrestricted 2024 Long-Term Incentive Plan Awards)

10.58†*	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (2024 Long-Term Incentive Plan Awards)

10.59†*	Offer Letter of Employment, dated September 6, 2024, between United Parks & Resorts Inc. and Michael Rady

10.60†*	Offer Letter of Employment, dated September 17, 2024, between United Parks & Resorts Inc. and James Mikolaichik

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35883))

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of KPMG LLP

31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*

Incentive Compensation Clawback Policy, effective November 13, 2023, pursuant to NYSE Rule 303A.14 (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2024 (File No. 001-35883))

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

Date: March 3, 2025

By: /S/ MARC G. SWANSON

Name: Marc G. Swanson

Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity

/S/ MARC G. SWANSON	March 3, 2025	Chief Executive Officer (Principal Executive Officer)
Marc G. Swanson
/S/ JAMES MIKOLAICHIK	March 3, 2025	Chief Financial Officer (Principal Financial Officer)
James Mikolaichik

/S/ BILL MYERS	March 3, 2025	Chief Accounting Officer (Principal Accounting Officer)
Bill Myers

/S/ RONALD BENSION	March 3, 2025	Director
Ronald Bension

/S/ JAMES CHAMBERS	March 3, 2025	Director
James Chambers

/S/ WILLIAM GRAY	March 3, 2025	Director
William Gray
/S/ TIMOTHY J. HARTNETT	March 3, 2025	Director
Timothy J. Hartnett

/S/ NATHANIEL J. LIPMAN	March 3, 2025	Director
Nathaniel J. Lipman

/S/ YOSHIKAZU MARUYAMA	March 3, 2025	Director
Yoshikazu Maruyama

/S/ THOMAS E. MOLONEY	March 3, 2025	Director
Thomas E. Moloney

/S/ NEHA JOGANI NARANG	March 3, 2025	Director
Neha Jogani Narang

/S/ SCOTT I. ROSS	March 3, 2025	Director
Scott I. Ross
/S/ KIMBERLY K. SCHAEFER	March 3, 2025	Director
Kimberly K. Schaefer

UNITED PARKS & RESORTS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of United Parks & Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows of SeaWorld Entertainment, Inc. (now known as “United Parks & Resorts, Inc.”) and subsidiaries (the "Company") for the year ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 16 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Tampa, Florida

March 1, 2023, except for Note 19, as to which the date is March 3, 2025

We began serving as the Company’s auditor in 2009. In 2023, we became the predecessor auditor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

United Parks & Resorts Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of United Parks & Resorts Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Deferred revenue related to annual and season pass products

As discussed in Notes 2 and 4 to the consolidated financial statements, annual and season pass products allow guests access to specific parks over a specified time. For these passes, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically throughout the year. The Company estimates redemption rates using historical and forecasted attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically throughout the year. These estimated redemption rates impact the timing of when revenue is recognized on these products. As of December 31, 2024, the Company had recorded $166.2 million of deferred revenue, a portion of which related to the consideration received for annual and season pass products in excess of redemptions.

We identified the evaluation of deferred revenue related to annual and season pass products as a critical audit matter. Subjective auditor judgment was required to evaluate the deferred revenue related to annual and season pass products due to the complexity and manual nature of the models used to estimate such balances.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s annual and season pass product deferred revenue process, including controls that addressed the relevance and reliability of sources of data used by the Company in the deferred revenue models. We performed sensitivity analyses over the Company's attendance trends used to determine the redemption rates to assess the impact of changes in such trends on the Company's deferred revenue balance. We tested the mathematical accuracy and application of the deferred revenue models supporting the recorded deferred revenue balance. We developed an independent expectation of the deferred revenue balance based on historical product sales and attendance and compared such expectation to the amount recorded by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

Orlando, Florida
March 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

United Parks & Resorts Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited United Parks & Resorts Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

March 3, 2025

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$115,893	$246,922
Accounts receivable, net	79,442	73,845
Inventories	45,846	49,236
Prepaid expenses and other current assets	29,247	20,179
Total current assets	270,428	390,182
Property and equipment, at cost	3,959,943	3,814,799
Accumulated depreciation	(2,072,660)	(1,972,861)
Property and equipment, net	1,887,283	1,841,938
Goodwill	66,278	66,278
Trade names/trademarks, net	157,846	157,771
Right of use assets-operating leases	129,875	127,379
Deferred tax assets, net	5,694	8,019
Other assets, net	56,174	33,479
Total assets	$2,573,578	$2,625,046
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$163,552	$160,611
Current maturities of long-term debt	15,423	12,000
Operating lease liabilities	4,079	3,380
Accrued salaries, wages and benefits	22,666	21,204
Deferred revenue	152,655	155,614
Other accrued liabilities	54,493	58,106
Total current liabilities	412,868	410,915
Long-term debt, net	2,228,746	2,093,190
Long-term operating lease liabilities	115,117	112,724
Deferred tax liabilities, net	213,319	164,949
Other liabilities	65,068	51,484
Total liabilities	3,035,118	2,833,262
Commitments and contingencies (Note 14)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,080,628 and 96,660,357 shares issued at December 31, 2024 and 2023, respectively	971	967
Additional paid-in capital	729,965	723,260
Retained earnings	637,596	410,099
Treasury stock, at cost (42,055,289 and 32,690,289 shares at December 31, 2024 and 2023, respectively)	(1,830,072)	(1,342,542)
Total stockholders’ deficit	(461,540)	(208,216)
Total liabilities and stockholders’ deficit	$2,573,578	$2,625,046

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net revenues:
Admissions	$939,629	$954,083	$965,232
Food, merchandise and other	785,672	772,504	766,005
Total revenues	1,725,301	1,726,587	1,731,237
Costs and expenses:
Cost of food, merchandise and other revenues	131,407	131,697	135,217
Operating expenses (exclusive of depreciation and amortization shown separately below)	749,690	758,874	735,687
Selling, general and administrative expenses	216,898	221,237	200,074
Severance and other separation costs	577	816	108
Depreciation and amortization	163,438	154,208	152,620
Total costs and expenses	1,262,010	1,266,832	1,223,706
Operating income	463,291	459,755	507,531
Other expense (income), net	64	(18)	(43)
Interest expense	167,762	146,666	117,501
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	3,939	—	—
Income before income taxes	291,526	313,107	390,073
Provision for income taxes	64,029	78,911	98,883
Net income	$227,497	$234,196	$291,190

Earnings per share:
Earnings per share, basic	$3.82	$3.66	$4.18
Earnings per share, diluted	$3.79	$3.63	$4.14
Weighted average common shares outstanding:
Basic	59,546	63,955	69,607
Diluted	60,010	64,494	70,280

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at January 1, 2022	95,541,992	$955	$711,474	$(115,287)	$(631,058)	$(33,916)
Equity-based compensation	—	—	18,158	—	—	18,158
Vesting of restricted shares	946,169	10	(10)	—	—	—
Shares withheld for tax withholdings	(321,471)	(3)	(22,498)	—	—	(22,501)
Exercise of stock options	121,081	1	3,027	—	—	3,028
Repurchase of 12,423,497 shares of treasury stock, at cost	—	—	—	—	(693,623)	(693,623)
Net income	—	—	—	291,190	—	291,190
Balance at December 31, 2022	96,287,771	$963	$710,151	$175,903	$(1,324,681)	$(437,664)
Equity-based compensation	—	—	17,032	—	—	17,032
Vesting of restricted shares	372,674	4	(4)	—	—	—
Shares withheld for tax withholdings	(110,672)	(1)	(6,858)	—	—	(6,859)
Exercise of stock options	110,584	1	2,939	—	—	2,940
Repurchase of 313,750 shares of treasury stock, at cost	—	—	—	—	(17,861)	(17,861)
Net income	—	—	—	234,196	—	234,196
Balance at December 31, 2023	96,660,357	$967	$723,260	$410,099	$(1,342,542)	$(208,216)
Equity-based compensation	—	—	13,673	—	—	13,673
Vesting of restricted shares	529,733	5	(5)	—	—	—
Shares withheld for tax withholdings	(166,928)	(2)	(8,754)	—	—	(8,756)
Exercise of stock options	57,466	1	1,791	—	—	1,792
Repurchase of 9,365,000 shares of treasury stock, at cost including excise tax	—	—	—	—	(487,530)	(487,530)
Net income	—	—	—	227,497	—	227,497
Balance at December 31, 2024	97,080,628	$971	$729,965	$637,596	$(1,830,072)	$(461,540)

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$227,497	$234,196	$291,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,438	154,208	152,620
Amortization of debt issuance costs and discounts	4,978	6,131	6,234
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	5,544	—	—
Deferred income tax provision	50,694	72,636	95,487
Equity-based compensation	13,673	17,032	18,158
Other including loss on impairment or disposal of assets, net	33,816	30,523	15,280
Changes in assets and liabilities:
Accounts receivable	(10,926)	(4,528)	10,334
Inventories	2,597	5,366	(27,112)
Prepaid expenses and other current assets	(7,727)	9,448	(7,020)
Accounts payable and accrued expenses	13,248	(8,887)	7,849
Accrued salaries, wages and benefits	1,462	3,781	(4,733)
Deferred revenue	475	(13,953)	329
Other accrued liabilities	(15,297)	5,608	1,961
Right-of-use assets and operating lease liabilities	596	439	580
Other assets and liabilities	(3,929)	(7,084)	3,431
Net cash provided by operating activities	480,139	504,916	564,588
Cash Flows From Investing Activities:
Capital expenditures	(248,430)	(304,836)	(200,705)
Other investing activities	(75)	(771)	—
Net cash used in investing activities	(248,505)	(305,607)	(200,705)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt, net	378,295	—	—
Repayments of long-term debt	(242,058)	(12,000)	(12,000)
Proceeds from draw on revolving credit facility	—	20,000	—
Repayments of revolving credit facility	—	(20,000)	—
Purchase of treasury stock	(482,922)	(17,861)	(693,623)
Payment of tax withholdings on equity-based compensation through shares withheld	(8,756)	(6,859)	(22,501)
Exercise of stock options	1,792	2,940	3,028
Debt issuance costs	(7,780)	—	(469)
Other financing activities	(1,234)	(927)	(484)
Net cash used in financing activities	(362,663)	(34,707)	(726,049)
Change in Cash and Cash Equivalents, including Restricted Cash	(131,029)	164,602	(362,166)
Cash and Cash Equivalents, including Restricted Cash—Beginning of year	246,922	82,320	444,486
Cash and Cash Equivalents, including Restricted Cash—End of year	$115,893	$246,922	$82,320
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable and accrued expenses	$40,583	$50,618	$40,729

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

United Parks & Resorts Inc., previously SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. Prior to December 1, 2009, the Company did not have any operations. On December 1, 2009, the Company acquired all of the outstanding equity interest of Busch Entertainment LLC and affiliates from Anheuser Busch Companies, Inc. and Anheuser-Busch InBev SA/NV (“ABI”). The Company completed an initial public offering in April 2013. As of December 31, 2024, Hill Path Capital LP ("Hill Path") owned approximately 49.4% of the Company's total outstanding common stock.

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

During the years ended December 31, 2024, 2023 and 2022, respectively, approximately 58%, 59% and 57% of the Company’s revenues were generated in the State of Florida which exposes the Company to risks affecting the Florida market, such as natural disasters, severe weather or other incidents.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $14.5 million and $27.6 million at December 31, 2024 and 2023, respectively. The cash balances in all accounts held at financial institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2024. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

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

Accounts Receivable—Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from customers for the sale of admission products, including amounts due for admissions products purchased on monthly installment arrangements. The Company is not exposed to a significant concentration of credit risk. The Company records an allowance on trade accounts receivable with an offset to the provision for bad debt for estimated credit losses expected based on its history of uncollectible accounts. For all periods presented, the provision for bad debt was immaterial. The Company also records an allowance for estimated credit losses on amounts due from monthly installment arrangements based on historical default rates. As of December 31, 2024 and 2023, the Company recorded $20.4 million and $15.3 million, respectively, as an allowance on its installment arrangements, which is included in accounts receivable, net, in the accompanying consolidated balance sheets, with a corresponding reduction to deferred revenue.

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

Certain costs related to animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years). All costs to care for animals are expensed as incurred. Construction in progress assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all active construction projects. Total interest capitalized for the years ended December 31, 2024, 2023 and 2022 was $5.4 million, $11.1 million and $6.3 million, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years. Total capitalized costs related to computer system development costs, net of accumulated amortization, were $21.8 million and $8.3 million as of December 31, 2024 and 2023, respectively, and are recorded in other assets in the accompanying consolidated balance sheets. Accumulated amortization was $18.6 million and $14.7 million as of December 31, 2024 and 2023, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2024, 2023 and 2022 was $3.9 million, $1.8 million and $0.7 million, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of operations. Systems reengineering costs are expensed as incurred.

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

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities. The Company maintains self-insurance reserves for healthcare, auto, general liability and workers’ compensation claims. Total claims reserves were $70.4 million at December 31, 2024, of which $2.2 million is recorded in accrued salaries, wages and benefits, $20.0 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. Total claims reserves were $49.1 million at December 31, 2023, of which $2.1 million is recorded in accrued salaries, wages and benefits, $13.2 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying consolidated balance sheets. See further discussion in Note 11–Long-Term Debt.

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at December 31, 2024 and 2023 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 18–Stockholders’ Deficit.

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

Additionally, the Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services provided or received, whichever is more readily determinable. For the years ended December 31, 2024, 2023 and 2022, amounts included within admissions revenue with an offset to either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of operations related to bartered ticket transactions were $20.9 million, $16.2 million and $14.8 million, respectively.

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

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Other advertising and media costs are expensed as incurred and, for the years ended December 31, 2024, 2023 and 2022, totaled approximately $121.8 million, $108.7 million and $104.3 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Recently Implemented Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. During the year ended December 31, 2024, the Company adopted the ASU which did not have a material impact on the Company’s consolidated financial statements or disclosures. See updated disclosures in Note 19–Segment Reporting.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses that requires disclosures about significant expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the ASU to determine the impact on its consolidated financial statements and disclosures.

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

4. REVENUES

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At December 31, 2024 and 2023, $13.5 million and $14.4 million, respectively, is included in other liabilities in the accompanying consolidated balance sheets related to the long-term portion of deferred revenue, which primarily relates to the Company’s international agreement, as discussed in the following section.

The following table reflects the Company’s deferred revenue balance as of December 31, 2024 and 2023:

	2024	2023
	(In thousands)
Deferred revenue, including long-term portion	$166,177	$169,967
Less: Deferred revenue, long-term portion, included in other liabilities	13,522	14,353
Deferred revenue, short-term portion	$152,655	$155,614

The Company estimates substantially all of the deferred revenue, short term portion, balance outstanding as of December 31, 2023 was recognized as revenue during the twelve months ended December 31, 2024. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

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

5. EARNINGS PER SHARE

Earnings per share is computed as follows:

	Year Ended December 31,
	2024			2023			2022
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$227,497	59,546	$3.82	$234,196	63,955	$3.66	$291,190	69,607	$4.18
Effect of dilutive incentive-based awards		464			539			673
Diluted earnings per share	$227,497	60,010	$3.79	$234,196	64,494	$3.63	$291,190	70,280	$4.14

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

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the years ended December 31, 2024, 2023 and 2022, there were approximately 488,000, 437,000, and 277,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively.

The Company’s outstanding performance-vesting restricted stock awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period. For the years ended December 31, 2024 and 2023, approximately 10,000 and 401,000 performance-vesting restricted stock awards had met their performance criteria for their respective performance years as of the end of the reporting periods, respectively, and are therefore included in the calculation of diluted earnings per share. See further discussion in Note 17–Equity-Based Compensation.
6. INVENTORIES

Inventories as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(In thousands)
Merchandise	$39,089	$42,668
Food and beverage	6,757	6,568
Total inventories	$45,846	$49,236

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(In thousands)
Deferred or prepaid insurance	$5,405	$2,532
Prepaid marketing and advertising costs	489	939
Other	23,353	16,708
Total prepaid expenses and other current assets	$29,247	$20,179

As of December 31, 2024 and 2023, prepaid expenses and other current assets includes approximately $9.9 million and $5.9 million, respectively, in prepaid information technology related costs.

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2024 and 2023, consisted of the following:

	2024	2023
	(In thousands)
Land	$286,200	$286,200
Land improvements	520,160	475,909
Buildings	937,392	874,546
Rides, attractions and equipment	1,987,881	1,859,449
Animals	140,151	140,389
Construction in progress	88,159	178,306
Less: accumulated depreciation	(2,072,660)	(1,972,861)
Total property and equipment, net	$1,887,283	$1,841,938

Depreciation expense was approximately $158.2 million, $151.7 million, and $151.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded approximately $11.8 million, $19.4 million and $7.2 million, respectively, in fixed asset write-offs, which is included in operating expenses in the accompanying consolidated statements of operations.

9. GOODWILL AND TRADE NAMES/TRADEMARKS, NET

Goodwill, Net

Goodwill, net, at December 31, 2024 and 2023 relates to the Company’s Discovery Cove reporting unit. The Company performed an annual qualitative assessment in the fourth quarter of 2024 and 2023 and concluded that further evaluation was unnecessary.

Trade Names/Trademarks, Net

During the fourth quarter of 2024 and 2023, the Company performed a qualitative assessment for its indefinite-lived intangible assets and concluded that further evaluation was unnecessary.

Trade names/trademarks, net, at December 31, 2024, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,846	$—	$157,846
Trade names/trademarks - finite lives	9.3 years	12,900	12,900	—
Total trade names/trademarks, net		$170,746	$12,900	$157,846

Trade names/trademarks, net, at December 31, 2023, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,771	$—	$157,771
Trade names/trademarks- finite lives	9.3 years	12,900	12,900	—
Total trade names/trademarks, net		$170,671	$12,900	$157,771

10. OTHER ACCRUED LIABILITIES

Other accrued liabilities as of December 31, 2024 and 2023, consisted of the following:

	2024	2023
	(In thousands)
Accrued interest	$14,571	$18,480
Accrued taxes	6,179	4,169
Self-insurance reserve	19,958	13,218
Other	13,785	22,239
Total other accrued liabilities	$54,493	$58,106

As of December 31, 2024 and 2023, other accrued liabilities above includes approximately $12.3 million and $15.6 million, respectively, related to certain contractual liabilities arising from the temporary COVID-19 park closures.

As of December 31, 2024 and 2023, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August. As of December 31, 2023, accrued interest also includes interest associated with the first-priority senior secured notes issued in April 2020 and redeemed in May 2024, for which interest was paid bi-annually in November and May. See further discussion in Note 11–Long-Term Debt.

11. LONG-TERM DEBT

Long-term debt, net, as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(In thousands)
Term B-3 Loans (interest rate of 6.36% at December 31, 2024)	$1,538,442	$—
Term B Loans (interest rate of 8.47% at December 31, 2023)	—	1,173,000
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
First-Priority Senior Secured Notes due 2025 (interest rate of 8.75%)	—	227,500
Total long-term debt	2,263,442	2,125,500
Less: unamortized discounts and debt issuance costs	(19,273)	(20,310)
Less: current maturities	(15,423)	(12,000)
Total long-term debt, net	$2,228,746	$2,093,190

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

On June 12, 2023, SEA further amended the Amended and Restated Credit Agreement to replace the LIBOR-based benchmark rates with Term SOFR-based benchmark rates plus credit spread adjustments of 0.11448%, 0.26161% and 0.42826% for interest periods of one, three and six months, respectively, due to reference rate reform. The Term SOFR-based benchmark rate became effective as of July 1, 2023. There were no changes to any material terms of the Amended and Restated Credit Agreement that were unrelated to the replacement of the LIBOR-based benchmark rates.

On January 22, 2024, SEA further amended the Amended and Restated Credit Agreement to incur an aggregate principal amount of approximately $1,173 million of Term B-2 Loans under the Amended and Restated Credit Agreement (the “Initial Term B-2 Loans”) to refinance the first lien term loan facility (the “Term Loan Facility” and the loans thereunder, the “Term B Loans”). Borrowings under the Initial Term B-2 Loans bore interest at a fluctuating rate per annum equal to, at SEA’s option, (i) ABR (as defined below) (provided that in no event would such ABR rate with respect to the Initial Term B-2 Loans be less than 1.50% per annum) plus an applicable margin equal to 1.50% or (ii) Term SOFR-based benchmark rate ("Term SOFR") (provided that in no event would such Term SOFR rate with respect to the Initial Term B-2 Loans be less than 0.50%) plus an applicable margin equal to 2.50%.

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

On August 23, 2024, SEA further amended the Amended and Restated Credit Agreement to, among other things, increase the Revolving Credit Facility (as defined below) from $390.0 million to $700.0 million and extend the maturity thereof from August 25, 2026 to the earlier of (x) August 23, 2029 and (y) May 26, 2028, if at least $225,000,000 of term loans (or any debt refinancing, refunding or replacing any term loans that mature on or prior to November 22, 2029) are outstanding on the date that is 91 days prior to the term facility maturity date of August 25, 2028 (as such date may be extended consistent with the terms of the Amended and Restated Credit Agreement). Borrowings under the Revolving Credit Facility bore interest at a fluctuating rate per annum equal to, at SEA’s option, (i) ABR (provided that in no event would such ABR rate with respect to the Revolving Loans (as defined below) be less than 1.00% per annum) plus an applicable margin equal to 1.25% or (ii) Term SOFR (provided that in no event would such Term SOFR rate with respect to the Revolving Loans be less than 0.00%) plus an applicable margin equal to 2.25%.

On December 4, 2024, SEA further amended the Amended and Restated Credit Agreement to, among other things, provide for the incurrence of an aggregate principal amount of approximately $1,542.3 million of Term B-3 Loans under the Amended and Restated Credit Agreement (the “Term B-3 Loans”) to refinance the existing Term B-2 Loans under the Amended and Restated Credit Agreement. Borrowings under the Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) ABR (provided that in no event shall such ABR rate with respect to the Term B-3 Loans be less than 1.50% per annum) plus an applicable margin equal to 1.00% or (ii) Term SOFR (provided that in no event shall such Term SOFR rate with respect to the Term B-3 Loans be less than 0.50%) plus an applicable margin equal to 2.00%. The Term B-3 Loans require scheduled amortization payments on the term loans in quarterly amounts equal to 0.25% of the aggregate original principal amount of the Term B-3 Loans, payable quarterly, with the balance to be paid at maturity on December 4, 2031. Borrowings under the Revolving Credit Facility bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) ABR (provided that in no event shall such ABR rate with respect to the revolving loans be less than 1.00% per annum) plus an applicable margin equal to 0.75% or (ii) Term SOFR (provided that in no event shall such Term SOFR rate with respect to the Revolving Loans be less than 0.00%) plus an applicable margin equal to 1.75%. The maturity dates of both the Revolving Loans and Term B-3 Loans were extended as noted below.

As of December 31, 2024, the Amended and Restated Credit Agreement provides for senior secured financing of up to $2,238.4 million, consisting of:

(i)
the “Term B-3 Loans”, in an aggregate principal amount of $1,538.4 million which are fully drawn. The Term B-3 Loans will mature on December 4, 2031; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $700.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 23, 2029.

Discounts and Debt Issuance Costs

In connection with the recent Refinancing Transactions, SEA recorded debt issuance costs and discounts of $7.8 million, of which $1.9 million were paid directly to lenders, during the year ended December 31, 2024. Additionally, SEA wrote-off debt issuance costs and discounts of $3.9 million which is included in loss on early extinguishment of debt and write-off of debt issuance costs and discounts in the accompanying consolidated statement of income for the year ended December 31, 2024.

Senior Secured Credit Facilities

Borrowings under the Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest quoted in the print edition of the Wall Street Journal Money Rates Section as the prime rate as in effect from time to time and (c) one-month Term SOFR plus 1% per annum ("ABR") (provided that in no event shall such ABR rate with respect to the Term B-3 Loans be less than 1.50% per annum), in each case, plus an applicable margin of 1.00% or (ii) an Term SOFR rate for the applicable interest period (provided that in no event shall such Term SOFR rate with respect to the Term B-3 Loans be less than 0.50% per annum) plus an applicable margin of 2.00%.

Borrowings under the Revolving Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) ABR (provided that in no event shall such ABR rate with respect to the Revolving Loans be less than 1.00% per annum) plus an applicable margin equal to 0.75% or (ii) Term SOFR (provided that in no event shall such Term SOFR rate with respect to the Revolving Loans be less than 0.00%) plus an applicable margin of 1.75%.

In addition to paying interest on the outstanding principal under the Senior Secured Credit Facilities, SEA is required to pay a commitment fee equal to 0.20% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. SEA will also be required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for Term SOFR rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.

The Senior Secured Credit Facilities require scheduled amortization payments on the term loans in quarterly amounts equal to 0.25% of the original principal amount of the Term B-3 Loans, payable quarterly, with the balance to be paid at maturity.

In addition, the Senior Secured Credit Facilities require SEA to prepay outstanding term loan borrowings, subject to certain exceptions, with:

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

SEA may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing event in respect of the term loans as described below, subject to customary “breakage” costs with respect to Term SOFR rate loans.

Any refinancing through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the term loans resulting in a lower yield occurring at any time during the first six months after the closing date of the Term B-3 Loans will be accompanied by a 1.00% prepayment premium or fee, as applicable.

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

As of December 31, 2024, SEA had approximately $17.5 million of outstanding letters of credit, leaving approximately $682.5 million available under the Revolving Credit Facility, which was not drawn upon as of December 31, 2024.

Senior Notes

On August 25, 2021, SEA completed a private offering of $725.0 million aggregate principal amount of 5.250% senior notes which mature on August 15, 2029 (the "Senior Notes"). Interest on the Senior Notes accrues at 5.250% per annum and is paid semi-annually, in arrears on February 15 and August 15 of each year.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of December 31, 2024, the net total leverage ratio as calculated under the Debt Agreements was 2.94 to 1.00.

Long-term debt at December 31, 2024 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
2025	$15,423
2026	15,423
2027	15,423
2028	15,423
2029	740,423
Thereafter	1,461,327
Total	$2,263,442

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $155.8 million, $146.3 million and $110.9 million during the years ended December 31, 2024, 2023 and 2022, respectively. See Note 10–Other Accrued Liabilities for accrued interest included in the accompanying consolidated balance sheets as of December 31, 2024 and 2023.

12. INCOME TAXES

For the years ended December 31, 2024, 2023 and 2022, the provision for income taxes is comprised of the following:

	2024	2023	2022
Current income tax provision	(In thousands)
Federal	$1,980	$(84)	$(31)
State	11,355	6,359	3,427
Total current income tax provision	13,335	6,275	3,396
Deferred income tax provision:
Federal	47,814	55,686	71,642
State	2,880	16,950	23,845
Total deferred income tax provision	50,694	72,636	95,487
Total income tax provision	$64,029	$78,911	$98,883

The deferred income tax provision represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Cash paid for income taxes, net totaled $11.1 million, $5.0 million and $1.6 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

The components of deferred income tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred income tax assets:	(In thousands)
Acquisition and debt related costs	$1,464	$2,257
Net operating losses	67,962	110,482
Goodwill impairment	53,844	54,040
Self-insurance	16,910	11,647
Deferred revenue	2,320	2,408
Restricted stock	5,632	7,988
Tax credits	14,197	15,495
Section 174 capitalization	6,689	5,508
Lease obligations	29,350	28,647
Interest limitation	27,445	14,865
Charitable contributions	5	9
Other	3,281	6,507
Total deferred income tax assets	229,099	259,853
Valuation allowance	(5,027)	(5,027)
Net deferred tax assets	224,072	254,826
Deferred income tax liabilities:
Property and equipment	(290,531)	(277,574)
Amortization - Goodwill	(68,852)	(65,263)
Amortization - Other intangibles	(42,530)	(39,441)
Right of use assets	(28,540)	(27,983)
Other	(1,244)	(1,495)
Total deferred income tax liabilities	(431,697)	(411,756)
Net deferred income tax liabilities	$(207,625)	$(156,930)

The Company files federal, state and provincial income tax returns in various jurisdictions with varying statute of limitation expiration dates. Under the tax statute of limitations applicable to the Internal Revenue Code of 1986, as amended (the “Code”), the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2021. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2009 and subsequent years, these attributes can still be audited when utilized on returns filed in the future. The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision in the applicable period.

The Company has federal tax net operating loss carryforwards of approximately $227.2 million as of December 31, 2024 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $417.8 million as of December 31, 2024. The federal net operating loss carryforwards have an indefinite life, and the state net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2029.

Realization of the deferred income tax assets, primarily arising from these net operating loss carryforwards and tax credit carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.

As of December 31, 2024 and 2023, the Company has a valuation allowance of approximately $5.0 million, net of federal tax benefit, on the deferred tax assets related to state net operating loss carryforwards, which, the Company believed did not meet the “more likely than not” criteria and would expire before being realized in future periods. The Company’s valuation allowances, in part, rely on estimates and assumptions related to future financial performance. Due to the uncertain nature of the macroeconomic environment in general, and the related impact changes in it would have on the Company’s financial performance, the Company’s valuation allowances may need to be adjusted in the future.

The Inflation Reduction Act (“IRA”) of 2022 was signed into law on August 16, 2022. This legislation includes a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases among its key tax provisions effective for years beginning after December 31, 2022. The Company accrued approximately $4.6 million for an expected excise tax related to shares repurchases made during the year ended December 31, 2024, which is included in other accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2024.

The reconciliation between the statutory income tax rate and the Company’s effective income tax provision rate for the years ended December 31, 2024, 2023 and 2022, is as follows:

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
	(In thousands)
Income tax at federal statutory rates	$61,220	21.00%	$65,753	21.00%	$81,915	21.00%
State taxes, net of federal benefit	13,136	4.51	16,392	5.24	17,103	4.38
Equity-based compensation	(1,322)	(0.45)	(2,205)	(0.70)	(9,839)	(2.52)
Tax credits	(4,703)	(1.61)	(4,487)	(1.43)	(205)	(0.05)
Impact of state rate changes	(1,038)	(0.36)	1,597	0.51	4,460	1.14
Officer's compensation limitation	1,144	0.39	948	0.30	4,612	1.18
Deferred adjustment - fixed assets	(4,708)	(1.61)	—	—	—	—
Valuation allowance - state	—	—	426	0.14	—	—
Other	300	0.09	487	0.16	837	0.22
Income tax provision	$64,029	21.96%	$78,911	25.22%	$98,883	25.35%

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

The required annual rent payments for the Premises are adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years, with the annual minimum rent calculated as approximately $10.4 million through each of the years ended December 31, 2024, 2023 and 2022. The current minimum yearly rent is next subject to adjustment on January 1, 2026.

The annual rent payments may vary from the base rent due to a shift of seasonal performance results. Rent payments related to the Premises for the years ended December 31, 2024, 2023 and 2022 were approximately $13.6 million (including approximately $1.2 million remitted in 2024 related to 2023), $13.3 million (including approximately $1.2 million remitted in 2023 related to 2022) and $13.6 million (including approximately $1.0 million remitted in 2022 related to 2021 and certain other fees), respectively. The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego. Due to these factors, the Company deferred a payment of $8.3 million related to the Minimum Rent for the year ended December 31, 2020 (the “2020 Minimum Rent Payment”). During the fourth quarter of 2024, the Company reached a settlement with the City of San Diego and agreed to pay $8.5 million related to the 2020 Minimum Rent Payment. The settlement amount is included in accounts payable and accrued expenses as of December 31, 2024 and was subsequently funded in the first quarter of 2025. As of December 31, 2023 approximately $13.8 million is included primarily in accounts payable and accrued expenses on the accompanying consolidated balance sheets primarily related to the 2020 Minimum Rent Payment, the timing of the respective December rent payments, and certain accrued fees. Operating lease liabilities and long-term operating lease liabilities on the accompanying consolidated balance sheets as of December 31, 2024 and 2023 and the lease maturities as of December 31, 2024 are not adjusted for these deferred payments.

The tables below present the lease balances and their classification in the accompanying consolidated balance sheets as of December 31, 2024 and 2023:

		December 31,	December 31,
	Classification	2024	2023
Assets:		(In thousands)
Operating leases	Right of use assets - operating	$129,875	$127,379
Finance leases	Other assets, net	4,763	4,537
Total lease assets		$134,638	$131,916
Liabilities:
Current
Operating leases	Operating lease liabilities	$4,079	$3,380
Finance leases	Other accrued liabilities	1,481	1,145
Noncurrent
Operating leases	Long-term operating lease liabilities	115,117	112,724
Finance leases	Other liabilities	3,332	3,349
Total lease liabilities		$124,009	$120,598

The table below presents the lease costs and their classification in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022:

	Classification	2024	2023	2022
		(In thousands)
Operating lease cost	Operating expenses	$13,738	$13,513	$13,177
Operating lease cost	Selling, general and administrative expenses	87	82	337
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,326	764	469
Interest on lease liabilities	Interest expense	206	155	83
Net lease cost		$15,357	$14,514	$14,066

In addition to the operating lease costs above, short-term rent expense for the years ended December 31, 2024, 2023 and 2022 were approximately $7.0 million, $8.6 million and $4.6 million, respectively, and variable rent expense for the years ended December 31, 2024, 2023 and 2022 were $6.0 million, $6.2 million and $4.6 million, respectively. The short-term and variable rent expense amounts are included primarily in operating expenses in the accompanying consolidated statements of operations.

The table below presents the Company’s lease maturities as of December 31, 2024:

	Operating leases
Years Ending December 31,	Land lease	Other operating leases	Total operating leases	Finance leases
	(In thousands)
2025	$10,401	$3,107	$13,508	$1,673
2026	10,401	2,928	13,329	703
2027	10,401	1,497	11,898	564
2028	10,401	983	11,384	563
2029	10,401	939	11,340	439
Thereafter	192,425	3,200	195,625	1,601
Total lease payments	244,430	12,654	257,084	5,543
Less: Imputed interest	(135,497)	(2,391)	(137,888)	(730)
Lease liabilities	$108,933	$10,263	$119,196	$4,813

The table below presents the weighted average remaining lease terms and applicable discount rates as of December 31, 2024 and 2023:

	2024	2023
Weighted average remaining lease term (years):
Operating leases	21.99	23.50
Finance leases	7.65	8.34
Weighted average discount rate:
Operating leases	8.14%	8.17%
Finance leases	4.84%	4.43%

The table below presents the cash flows and supplemental information associated with the Company’s leasing activities for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,230	$13,172	$12,934
Operating cash flows from finance leases	$206	$155	$83
Financing cash flows from finance leases	$1,234	$927	$485
Right of use assets obtained in exchange for lease liabilities:
Finance leases	$1,553	$2,923	$—
Operating leases	$6,728	$1,017	$3,174

14. COMMITMENTS AND CONTINGENCIES

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. As of December 31, 2024, excluding certain amounts related to the License Agreement with Sesame Workshop as described below, additional capital payments of approximately $163.0 million are necessary to complete these projects. The majority of these projects are expected to be completed in 2025 or 2026.

License Agreements

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of December 31, 2024, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $20.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the Sesame Workshop Arbitration section which follows.

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

Legal Proceedings

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “Licensing Agreement”). The Company had previously accrued for the additional amount claimed in other accrued liabilities during the year ended December 31, 2022. On June 27, 2022, pursuant to the License Agreement, Sesame Workshop initiated arbitration seeking a finding that its calculation of the amount of the 2021 royalty payment was correct. Sesame Workshop did not seek any modification or termination of the Licensing Agreement in the arbitration. The arbitration panel made an award on May 22, 2023 to Sesame Workshop for royalties, interest on the award, arbitration fees and expenses, which amounts are accrued for in other accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2024 and 2023. On August 7, 2023, Sesame Workshop filed a Petition to Confirm Arbitration Award in the United States District Court for the Middle District of Florida, and in response, the Company filed a Cross Motion to Vacate. On August 27, 2024, the Court confirmed the arbitration award and entered final judgment on such award on September 30, 2024. At this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material.

Other Lawsuits

On July 27, 2022, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company captioned Quinton Burns individually and Next Friend of K.B., a minor v. SeaWorld Parks & Entertainment, Inc. and SeaWorld Parks & Entertainment LLC, Civil Case No. 2:22-cv-09941. The complaint states the putative class consists of Quinton Burns and K.B. Burns and similarly situated Black people. Plaintiffs then filed an amended complaint adding an additional seven adult and seven minor class representative plaintiffs in which they allege the class consists of themselves and similarly situated minority persons and also disclosed an additional 89 families and 125 children represented by Plaintiffs’ counsel who are allegedly members of the purported class (the "First Amended Complaint"). The First Amended Complaint alleges the Company engaged in disparate treatment of class members based on their race and in so doing violated the Civil Rights Act of 1866 and Pennsylvania common law. The First Amended Complaint seeks compensatory and punitive damages and attorneys’ fees and costs as well declarative and injunctive relief. The Company filed a motion to dismiss all counts and a motion to strike certification of the class. The Court granted the motion to dismiss with prejudice as to the negligent training and hiring claims, without prejudice as to the negligent supervising claim, and denied the motion as to the 42 USC 1981 and negligence per se claims. The plaintiffs sought certification of their class and to amend the operative complaint to reassert the negligent supervising claim. The Company filed a motion to strike class certification and a motion for summary judgment as to all claims. The court denied plaintiffs’ motion for class certification and granted the Company’s motion for summary judgment in part. In particular, while the court allowed the plaintiffs to reassert their negligent supervising claims, the court granted summary judgment with regard to all eight individual plaintiffs as to those claims. As to the alleged violations of the Civil Rights Act of 1866, the court granted summary judgment against two of the eight plaintiffs, leaving six individual plaintiffs with such claims.

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

With regard to the judgment entered in favor of the Company, the Plaintiffs filed a motion for new trial which was denied January 17, 2025. The Plaintiffs will have thirty (30) days from the date of that order to file a Notice of Appeal.

The Company intends to continue to defend these cases vigorously should the Plaintiffs file an appeal. While there can be no assurance regarding the ultimate outcome of the matter, the Company believes a potential loss, if any, would not be material.

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

15. FAIR VALUE MEASUREMENTS

Of the Company’s long-term obligations as of December 31, 2024, the Term B-3 Loans are classified in Level 2 of the fair value hierarchy and the Senior Notes are classified in Level 1 of the fair value hierarchy. Of the Company’s long-term obligations as of December 31, 2023, the Term B Loans are classified in Level 2 of the fair value hierarchy and the Senior Notes and the First-Priority Senior Secured Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B-3 Loans and Term B Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes and First-Priority Senior Secured Notes was determined using quoted prices in active markets for identical instruments. See Note 11–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value as of December 31, 2024 and 2023. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2024:

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Liabilities:	(In thousands)
Long-term obligations (a)	$690,113	$1,538,442	$—	$2,228,555

(a)
Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $15.4 million and long-term debt of $2.229 billion as of December 31, 2024.

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

Employer matching contributions, net of forfeitures applied, for the years ended December 31, 2024, 2023 and 2022, totaled $3.0 million, $2.4 million and $0.4 million, respectively, and is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of operations.

17. EQUITY-BASED COMPENSATION

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying consolidated statements of operations as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Equity compensation expense included in operating expenses	$1,387	$1,947	$4,427
Equity compensation expense included in selling, general and administrative expenses	12,286	15,085	13,731
Total equity compensation expense	$13,673	$17,032	$18,158

Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of December 31, 2024 was approximately $29.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The total fair value of shares which vested during the years ended December 31, 2024, 2023 and 2022 was approximately $21.5 million, $14.1 million and $21.8 million, respectively. The weighted average grant date fair value per share of time-vesting and performance-vesting restricted awards granted during the years ended December 31, 2024, 2023 and 2022 were $53.59, $56.36 and $58.08 per share, respectively.

The activity related to the Company’s time-vesting and performance-vesting restricted awards during the year ended December 31, 2024 was as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award
Outstanding at December 31, 2023	567,152	$50.28	134,997	$51.09	759,456	$46.41
Granted	407,777	$54.35	139,720	$51.03	312,113	$54.17
Vested	(143,279)	$56.81	(15,662)	$51.08	(370,792)	$33.96
Forfeited	(84,155)	$56.57	(138,208)	$51.18	(160,299)	$55.68
Outstanding at December 31, 2024	747,495	$50.54	120,847	$50.92	540,478	$56.68

The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was approximately $1.3 million, $3.1 million and $4.2 million, respectively. The activity related to the Company’s stock option awards during the year ended December 31, 2024 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	428,514	$46.14
Granted	265,596	$54.74
Forfeited	(73,805)	$55.11
Expired	(14,704)	$58.83
Exercised	(57,466)	$31.19
Outstanding at December 31, 2024	548,135	$50.33	7.50	$3,946
Exercisable at December 31, 2024	223,130	$42.15	5.04	$3,516

The weighted average grant date fair value of stock options granted during the year ended December 31, 2024 was $33.28. Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the year ended December 31, 2024 were:

Risk-free interest rate	4.25%
Expected volatility	60.46%
Expected dividend yield	0.00%
Expected life (years) (a)	6.24
(a)
The expected life was estimated using the simplified method, as the Company does not have sufficient historical exercise data due to the limited period of time its common stock has been publicly traded.

Omnibus Incentive Plan

The Company has reserved 15,000,000 shares of common stock for issuance under the Company’s Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 6,267,000 are available for future issuance as of December 31, 2024.

Bonus Performance Restricted Units

During the year ended December 31, 2024, the Company granted approximately 139,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with its annual bonus plan for 2024 (the “2024 Bonus Plan”). The 2024 Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals as defined by the 2024 Bonus Plan, with respect to the year ended December 31, 2024 (the “Fiscal 2024”). The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2024 which ranges from 0% (if below threshold performance), to 100% (if at target performance) with opportunities to earn above 100% when achievement is above the target performance for certain metrics.

Equity compensation expense is recorded on shares probable of vesting. Based on the Company’s actual Fiscal 2024 results with respect to specific performance goals, a portion of the outstanding performance-vesting restricted awards related to the Fiscal 2024 performance goals were considered probable of vesting as of December 31, 2024; therefore, equity compensation expense has been recorded related to these awards. These awards are expected to vest in accordance with their terms, at which time any unearned units will forfeit.

The Company had an annual bonus plan for the fiscal year ended December 31, 2023 (“Fiscal 2023”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2023. Based on the Company’s actual Fiscal 2023 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 16,000 shares in the year ended December 31, 2024 and the remaining unvested units forfeited in accordance with their terms.

2024 Long-Term Incentive Awards

During the year ended December 31, 2024, the Company granted long-term incentive plan awards for 2024 (the “2024 Long-Term Incentive Grant”) which were comprised of approximately 65,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 304,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

Other Long-Term Incentive Awards

During the year ended December 31, 2024, the Company also granted time-vesting restricted units and options to certain employees which generally vest over four years, with one-quarter vesting on each of the first four anniversaries of the grant date.

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

A portion of the outstanding Long-Term Incentive Performance Restricted Awards relate to certain performance restricted units (the “2021 LTIP Performance Awards”) which contain a three-year performance period consisting of the 2021-2023 calendar years (or, extended through the end of the 2024 calendar year, as applicable) and are eligible to vest based upon the Company’s achievement of specific performance goals for the performance period, as defined. The total number of 2021 LTIP Performance Awards eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above performance). Upon achievement of the performance goals, only 25% to 50% of the award for a given level of performance will be eligible to vest, with the remaining portion subject to a one-year extended performance test period, if applicable. Based on the Company’s results for fiscal years 2022 and 2023, the Company vested a portion of the 2021 LTIP Performance Awards in the first quarter of 2024, with the remainder forfeiting in accordance with their terms.

A portion of the outstanding Long-Term Incentive Performance Restricted Awards relate to certain performance restricted units (the “2019 LTIP Performance Awards”) which contain a four-year performance period consisting of the 2019-2022 calendar years (or, extended through the end of the 2023 calendar year, as applicable) and are eligible to vest based upon the Company’s achievement of specific performance goals for the performance period, as defined, with an opportunity to vest up to 50% of the award earlier if certain goals are achieved in any fiscal year during the performance period. The total number of 2019 LTIP Performance Awards eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 100% (for target or above performance). Upon achievement of the performance goals, up to 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year extended performance test period. The goal achieved must be met again or exceeded for the extended performance period before the remaining units are earned. Based on the Company’s results for fiscal year 2021, the Company vested a portion of the 2019 LTIP Performance Awards in the first quarter of 2022 and based on the Company’s results for fiscal year 2022, the Company vested another portion of the 2019 LTIP Performance Awards in the first quarter of 2023.Additionally, based on the Company’s results for fiscal year 2023, the Company vested the remaining portion of the 2019 LTIP Performance Awards in the first quarter of 2024.

Other

During the years ended December 31, 2024, 2023 and 2022, the Company granted equity awards to its non-employee members of its Board which will vest on the day before the Company’s next annual meeting. Each eligible Board member elected the form of their equity award as either deferred stock units (“DSUs”) or restricted stock units (“RSUs”). Each DSU granted represents the right to receive one share of the Company’s common stock three months after the respective director leaves the Board. Upon vesting, each RSU will be converted into one share of the Company’s common stock.

Additionally, during the years ended December 31, 2024, 2023 and 2022, the Company granted equity awards in the form of RSUs or DSUs which vested immediately to each eligible Board member in lieu of quarterly cash payments related to the director’s annual retainers.

18. STOCKHOLDERS’ DEFICIT

As of December 31, 2024, 97,080,628 shares of common stock were issued in the accompanying consolidated balance sheet, which includes 42,055,289 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows), but excludes 1,408,820 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans (see Note 17–Equity-Based Compensation).

Share Repurchase Programs

In August 2022, the Board of Directors approved a $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of December 31, 2024.

In March 2024, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). During the year ended December 31, 2024, the Company repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million, leaving approximately $37.2 million remaining under the Share Repurchase Program as of December 31, 2024.

Collectively, under the 2022 Former Share Repurchase Program and 2024 Share Repurchase Program, the Company repurchased 9,365,000 shares for an aggregate total of approximately $482.9 million during the year ended December 31, 2024.

As a result of the Inflation Reduction Act of 2022, the Company accrued approximately $4.6 million for an expected excise tax related to shares repurchases made during the year ended December 31, 2024, which is included in other accrued liabilities and treasury stock, at cost in the accompanying consolidated balance sheets as of December 31, 2024.

Under the Former Share Repurchase Program and Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Former Share Repurchase Program and Share Repurchase Program have no time limits and could be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the Company’s trading windows and available liquidity, general business and market conditions, and other factors, including legal requirements, share ownership thresholds, debt covenant restrictions, future tax implications and alternative investment opportunities.

All shares repurchased pursuant to the repurchase programs disclosed above, other repurchase transactions, and shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $1,830.1 million and $1,342.5 million as of December 31, 2024 and 2023, respectively, and are reflected within stockholders’ deficit in the accompanying consolidated statements of changes in stockholders’ deficit.

19. SEGMENT REPORTING

The Company maintains discrete financial information for each of its theme parks, which is used by the Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer with input from certain members of our Board, including our Chairman of the Board, who are actively involved in overseeing certain key operating activities and decisions. The Company generates revenue primarily from selling admission to its theme parks and from purchases of food, merchandise and other items, primarily within its theme parks. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics. In addition, all of the theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target similar consumer groups. Accordingly, based on these economic and operational similarities and the way the CODM monitors and makes decisions affecting the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

The CODM assesses performance and allocates resources based on Operating Segment Adjusted EBITDA. The Company defines Operating Segment Adjusted EBITDA as net income (loss) plus (i) other unallocated expenses, (ii) income tax provision (benefit), (iii) loss on extinguishment of debt and write-off of discounts and debt issuance costs, (iv) interest expense, consent fees and similar financing costs, and (v) depreciation and amortization.

Operating Segment Adjusted EBITDA is used by the CODM and management to evaluate operations and operating performance. In particular, the CODM and management utilize Operating Segment Adjusted EBITDA to compare the operating profitability of its operations with those of its competitors, as well as a basis for determining certain incentive compensation. The CODM evaluates asset information as presented in the Company’s accompanying consolidated balance sheets. Segment asset information is not provided to or reviewed by the CODM.

The following table presents significant operating segment revenue and expenses, and Operating Segment Adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022
Net revenues:
Admissions	$939,629	$954,083	$965,232
Food, merchandise and other	785,672	772,504	766,005
Total revenues	1,725,301	1,726,587	1,731,237
Segment costs and expenses:
Cost of food, merchandise and other revenues	130,573	131,059	135,248
Operating labor-related expenses	381,523	384,870	382,228
Other operating expenses	252,131	248,940	258,775
Marketing expenses	114,553	104,569	101,950
Other segment items	42,933	43,436	38,697
Operating Segment Adjusted EBITDA	$803,588	$813,713	$814,339
Other expenses(a)	(176,923)	(199,732)	(154,145)
Provision for income taxes	(64,029)	(78,911)	(98,883)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	(3,939)	—	—
Interest expense	(167,762)	(146,666)	(117,501)
Depreciation and amortization	(163,438)	(154,208)	(152,620)
Net Income	$227,497	$234,196	$291,190
(a)
Other expenses represent costs not allocated to the operating segments including (i) general and administrative expenses, (ii) equity-based compensation expense, (iii) certain non-cash charges/credits including those related to asset disposals and self-insurance reserve adjustments, (iv) certain business optimization, development and strategic initiative costs, (v) merger, acquisition, integration and certain investment costs, and (vi) other nonrecurring costs including incremental costs associated with the COVID-19 pandemic or similar unusual events.

Schedule I-Registrant’s Condensed Financial Statements

UNITED PARKS & RESORTS INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2024	2023
Assets
Current Assets:
Cash	$161	$60
Total current assets	161	60
Total assets	$161	$60
Liabilities and Stockholders’ Deficit
Current Liabilities:
Loss in excess of investment in wholly-owned subsidiary	$456,932	$208,216
Other accrued liabilities	4,769	60
Total current liabilities	461,701	208,276
Total liabilities	461,701	208,276
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,080,628 and 96,660,357 shares issued at December 31, 2024 and 2023, respectively	971	967
Additional paid-in capital	729,965	723,260
Retained earnings	637,596	410,099
Treasury stock, at cost (42,055,289 and 32,690,289 shares at December 31, 2024 and 2023, respectively)	(1,830,072)	(1,342,542)
Total stockholders’ deficit	(461,540)	(208,216)
Total Liabilities and Stockholders’ Deficit	$161	$60

See accompanying notes to condensed financial statements.

UNITED PARKS & RESORTS INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Equity in net income of subsidiary	$227,497	$234,196	$291,190
Net income	$227,497	$234,196	$291,190

See accompanying notes to condensed financial statements.

UNITED PARKS & RESORTS INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$227,497	$234,196	$291,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiary	(227,497)	(234,196)	(291,190)
Net cash provided by (used in) operating activities	—	—	—
Cash Flows From Investing Activities:
Capital contributed to subsidiary from exercises of stock options	(1,691)	(2,884)	(3,431)
Net cash used in investing activities	(1,691)	(2,884)	(3,431)
Cash Flows From Financing Activities:
Dividend received from subsidiary - return of capital, APIC	482,922	—	—
Purchase of treasury stock	(482,922)	—	—
Exercise of stock options	1,792	2,940	3,028
Net cash provided by financing activities	1,792	2,940	3,028
Change in Cash and Cash Equivalents	101	56	(403)
Cash and Cash Equivalents - Beginning of year	60	4	407
Cash and Cash Equivalents - End of year	$161	$60	$4

Supplemental Disclosures of Noncash Financing Activities
Dividends from subsidiary- return of capital, for purchase of treasury stock	$—	$17,861	$693,623
Excise tax accrued on treasury stock repurchases	$4,608	$—	$—

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

3. GUARANTEES

SEA is the borrower under the senior secured credit facilities, (the “Senior Secured Credit Facilities”) under a credit agreement dated as of December 1, 2009 which was amended and restated on August 25, 2021, and further amended on June 12, 2023, January 22, 2024, May 2, 2024, August 23, 2024 and December 4, 2024 (the “Amended and Restated Credit Agreement”). On August 25, 2021, SEA completed a private offering of $725.0 million aggregate principal amount of 5.250% senior notes due 2029 (the “Senior Notes”). On April 30, 2020, SEA closed on a private offering of $227.5 million aggregate principal amount of 8.750% first-priority senior secured notes due 2025 (the “First-Priority Senior Secured Notes”), which were fully redeemed during the year ended December 31, 2024.

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

4. DIVIDENDS FROM SUBSIDIARY

During the year ended December 31, 2024, SEA paid cash dividends to the Parent of approximately $482.9 million. During the year ended December 31, 2023, SEA paid dividends to the Parent of approximately $17.9 million. The dividends were in the form of 313,750 shares of common stock repurchased by SEA. During the year ended December 31, 2022, SEA paid dividends to the Parent of approximately $693.6 million. The dividends were in the form of 12,423,497 shares of common stock repurchased by SEA. (see Note 5–Stockholders’ Deficit which follows).

5. STOCKHOLDERS’ DEFICIT

Omnibus Incentive Plan

The Parent has reserved 15,000,000 shares of common stock for future issuance under the Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 6,267,000 are available for future issuance as of December 31, 2024.

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

During the years ended December 31, 2024, 2023 and 2022, respectively, Parent transferred approximately $1.7 million, $2.9 million and $3.4 million in proceeds received from the exercise of stock options to SEA as a capital contribution and increased its investment in SEA.

Share Repurchase Programs

In August 2022, the Parent's Board approved a $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, the Parent repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of December 31, 2024.

In March 2024, the Parent's Board and the Company's Stockholders approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). During the year ended December 31, 2024, the Parent repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million, leaving approximately $37.2 million remaining under the Share Repurchase Program as of December 31, 2024.

Collectively, under the 2022 Former Share Repurchase Program and 2024 Share Repurchase Program, the Parent repurchased 9,365,000 shares for an aggregate total of approximately $482.9 million during the year ended December 31, 2024.

As a result of the Inflation Reduction Act of 2022, the Parent accrued approximately $4.6 million for an expected excise tax related to shares repurchases made during the year ended December 31, 2024, which is included in other accrued liabilities and treasury stock, at cost in the accompanying consolidated balance sheets as of December 31, 2024.

Under the Former Share Repurchase Program and Share Repurchase Program, the Parent is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Former Share Repurchase Program and Share Repurchase Program has no time limits and could be suspended or discontinued completely at any time.

All shares repurchased pursuant to the Former Share Repurchase Program and Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $1,830.1 million and $1,342.5 million as of the years ended December 31, 2024 and 2023, respectively, and are reflected within stockholders’ deficit in the accompanying condensed balance sheets. See further discussion in Note 18–Stockholders’ Deficit of the accompanying consolidated financial statements.