Form 10-Q
period 2025-03-31
United Parks & Resorts Inc.
filed 2025-05-12
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The registrant had outstanding 54,974,409 shares of Common Stock, par value $0.01 per share as of May 7, 2025.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$75,665	$115,893
Accounts receivable, net	80,496	79,442
Inventories	50,635	45,846
Prepaid expenses and other current assets	49,541	29,247
Total current assets	256,337	270,428
Property and equipment, at cost	4,008,584	3,959,943
Accumulated depreciation	(2,110,189)	(2,072,660)
Property and equipment, net	1,898,395	1,887,283
Goodwill	66,278	66,278
Trade names/trademarks, net	157,846	157,846
Right of use assets-operating leases	128,746	129,875
Deferred tax assets, net	3,497	5,694
Other assets, net	59,703	56,174
Total assets	$2,570,802	$2,573,578
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$151,370	$163,552
Current maturities of long-term debt	15,423	15,423
Operating lease liabilities	4,163	4,079
Accrued salaries, wages and benefits	16,346	22,666
Deferred revenue	195,878	152,655
Other accrued liabilities	51,615	54,493
Total current liabilities	434,795	412,868
Long-term debt, net	2,226,003	2,228,746
Long-term operating lease liabilities	114,010	115,117
Deferred tax liabilities, net	209,612	213,319
Other liabilities	64,667	65,068
Total liabilities	3,049,087	3,035,118
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,121,406 and 97,080,628 shares issued at March 31, 2025 and December 31, 2024, respectively	971	971
Additional paid-in capital	733,952	729,965
Retained earnings	621,463	637,596
Treasury stock, at cost (42,155,289 and 42,055,289 shares at March 31, 2025 and December 31, 2024)	(1,834,671)	(1,830,072)
Total stockholders’ deficit	(478,285)	(461,540)
Total liabilities and stockholders’ deficit	$2,570,802	$2,573,578

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Net revenues:
Admissions	$156,115	$165,809
Food, merchandise and other	130,834	131,614
Total revenues	286,949	297,423
Costs and expenses:
Cost of food, merchandise and other revenues	22,959	23,047
Operating expenses (exclusive of depreciation and amortization shown separately below)	161,270	164,883
Selling, general and administrative expenses	44,137	47,877
Severance and other separation costs	—	293
Depreciation and amortization	41,695	39,182
Total costs and expenses	270,061	275,282
Operating income	16,888	22,141
Other (income) expense, net	(23)	180
Interest expense	34,107	38,777
Loss before income taxes	(17,196)	(16,816)
Benefit from income taxes	(1,063)	(5,615)
Net loss	$(16,133)	$(11,201)
Loss per share:
Net loss per share, basic	$(0.29)	$(0.17)
Net loss per share, diluted	$(0.29)	$(0.17)
Weighted average common shares outstanding:
Basic	55,017	64,016
Diluted	55,017	64,016

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2024	97,080,628	$971	$729,965	$637,596	$(1,830,072)	$(461,540)
Equity-based compensation	—	—	4,210	—	—	4,210
Vesting of restricted shares	37,740	—	—	—	—	—
Shares withheld for tax withholdings	(11,439)	—	(574)	—	—	(574)
Exercise of stock options	14,477	—	351	—	—	351
Repurchase of 100,000 shares of treasury stock, at cost	—	—	—	—	(4,599)	(4,599)
Net loss	—	—	—	(16,133)	—	(16,133)
Balance at March 31, 2025	97,121,406	$971	$733,952	$621,463	$(1,834,671)	$(478,285)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2023	96,660,357	$967	$723,260	$410,099	$(1,342,542)	$(208,216)
Equity-based compensation	—	—	3,520	—	—	3,520
Vesting of restricted shares	425,904	4	(4)	—	—	—
Shares withheld for tax withholdings	(142,136)	(1)	(7,459)	—	—	(7,460)
Exercise of stock options	17,611	—	455	—	—	455
Repurchase of 375,000 shares of treasury stock, at cost	—	—	—	—	(20,162)	(20,162)
Net loss	—	—	—	(11,201)	—	(11,201)
Balance at March 31, 2024	96,961,736	$970	$719,772	$398,898	$(1,362,704)	$(243,064)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(16,133)	$(11,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,695	39,182
Amortization of debt issuance costs and discounts	1,113	1,481
Loss on early extinguishment and modification of debt and write off of debt issuance costs and discounts	—	542
Deferred income tax benefit	(1,510)	(5,840)
Equity-based compensation	4,210	3,520
Other, including loss on sale or disposal of assets, net	1,012	5,594
Changes in assets and liabilities:
Accounts receivable	(55)	(8,453)
Inventories	(4,834)	(1,844)
Prepaid expenses and other current assets	(20,039)	(21,320)
Accounts payable and accrued expenses	(9,952)	13,473
Accrued salaries, wages and benefits	(6,320)	3,558
Deferred revenue	42,200	55,913
Other accrued liabilities	(2,754)	(2,641)
Right of use assets and operating lease liabilities	106	121
Other assets and liabilities	(3,024)	(639)
Net cash provided by operating activities	25,715	71,446
Cash Flows From Investing Activities:
Capital expenditures	(56,903)	(87,286)
Other investing activities, net	—	(74)
Net cash used in investing activities	(56,903)	(87,360)
Cash Flows From Financing Activities:
Repayments of long-term debt	(3,856)	(2,933)
Purchase of treasury stock	(4,599)	(16,898)
Payment of tax withholdings on equity-based compensation through shares withheld	(574)	(7,460)
Exercise of stock options	351	455
Debt issuance costs	—	(179)
Other financing activities	(362)	(281)
Net cash used in financing activities	(9,040)	(27,296)
Change in Cash and Cash Equivalents, including Restricted Cash	(40,228)	(43,210)
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	115,893	246,922
Cash and Cash Equivalents, including Restricted Cash—End of period	$75,665	$203,712
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$38,100	$57,556
Treasury stock purchases not yet settled in other accrued liabilities	$—	$3,264

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2025 or any future period due in part to the seasonal nature of the Company’s operations. Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first quarter, in part because three of its theme parks are only open for a portion of the year.

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

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at March 31, 2025 and December 31, 2024 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At March 31, 2025 and December 31, 2024, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements.

The following table reflects the Company’s deferred revenue balance as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(In thousands)
Deferred revenue, including long-term portion	$209,239	$166,177
Less: Deferred revenue, long-term portion, included in other liabilities	13,361	13,522
Deferred revenue, short-term portion	$195,878	$152,655

The Company estimates approximately $64.4 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2024 was recognized as revenue during the three months ended March 31, 2025. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Issued Accounting Standards

In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses that requires disclosures about significant expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the ASU to determine the impact on its consolidated financial statements and disclosures.

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

In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. In March 2025, the SEC voted to end its defense of the rules and withdrew from the litigation. The new rules, absent the results of pending legal challenges, are currently expected to be effective beginning with the Company’s fiscal year starting January 1, 2025, except for those relating to greenhouse gas emissions, which are expected to be effective starting January 1, 2026. The Company is currently evaluating the rule to determine the impact on its consolidated financial statements and disclosures.

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

3. LOSS PER SHARE

Loss per share is computed as follows:

	For the Three Months Ended March 31,
	2025			2024
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic loss per share	$(16,133)	55,017	$(0.29)	$(11,201)	64,016	$(0.17)
Effect of dilutive incentive-based awards		—			—
Diluted loss per share	$(16,133)	55,017	$(0.29)	$(11,201)	64,016	$(0.17)

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

Diluted loss per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 1,280,000 and 1,325,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three months ended March 31, 2025 and 2024, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods. Approximately 525,000 and 385,000 of the Company’s outstanding performance-vesting restricted stock awards as of March 31, 2025 and 2024, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted loss per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three months ended March 31, 2025 and 2024 was 6.2% and 33.4%, respectively. The effective tax rate differs from the statutory federal income tax rate of 21.0% as of March 31, 2025 primarily due to state income taxes and deferred revaluation due to state filing changes as of January 1, 2025. The effective tax rate differs from the statutory federal income tax rate of 21% as of March 31, 2024 primarily due to state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources. Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards. Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of March 31, 2025 and December 31, 2024, the Company’s valuation allowance consisted of approximately $4.8 million and $5.0 million, net of federal tax benefit, respectively, on the deferred tax assets related to state net operating loss carryforwards..

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2025 and December 31, 2024, consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Accrued interest	$4,821	$14,571
Accrued taxes	11,461	6,179
Self-insurance reserve	19,958	19,958
Other	15,375	13,785
Total other accrued liabilities	$51,615	$54,493

As of March 31, 2025 and December 31, 2024, other accrued liabilities above includes approximately $12.5 and $12.3 million, respectively, related to certain contractual liabilities arising from the previously disclosed temporary COVID-19 park closures. Additionally, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August. See further discussion in Note 6–Long-Term Debt.

6. LONG-TERM DEBT

Long-term debt, net, as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
	(In thousands)
Term B-3 Loans (effective interest rate of 6.32% and 6.36% at March 31, 2025 and December 31, 2024, respectively)	$1,534,586	$1,538,442
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
Total long-term debt	2,259,586	2,263,442
Less: unamortized discounts and debt issuance costs	(18,160)	(19,273)
Less: current maturities	(15,423)	(15,423)
Total long-term debt, net	$2,226,003	$2,228,746

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

As of March 31, 2025, the Amended and Restated Credit Agreement provides for senior secured financing of up to $2,234.6 million, consisting of:

(i)
the “Term B-3 Loans”, in an aggregate principal amount of $1,534.6 million which are fully drawn. The Term B-3 Loans will mature on December 4, 2031; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $700.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 23, 2029.

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

As of March 31, 2025, SEA had approximately $11.4 million of outstanding letters of credit, leaving approximately $688.6 million available under the Revolving Credit Facility, which was not drawn upon as of March 31, 2025.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of March 31, 2025, the net total leverage ratio as calculated under the Debt Agreements was 3.10 to 1.00.

Long-term debt at March 31, 2025 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
Remainder of 2025	$11,567
2026	15,423
2027	15,423
2028	15,423
2029	740,423
Thereafter	1,461,327
Total	$2,259,586

Cash paid for interest relating to the Senior Secured Credit Facilities and the Senior Notes, net of amounts capitalized, as applicable, was $42.9 million and $41.5 million in the three months ended March 31, 2025 and 2024, respectively.

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

Of the Company’s long-term obligations as of March 31, 2025 and December 31, 2024, the Term B-3 Loans are classified in Level 2 of the fair value hierarchy and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B-3 Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value at March 31, 2025 and December 31, 2024. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of March 31, 2025.

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Liabilities:	(In thousands)
Long-term obligations (a)	$688,750	$1,534,586	$—	$2,223,336

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.4 million and long-term debt, net, of $2.226 billion as of March 31, 2025.

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

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.4 million and long-term debt, net, of $2.229 billion as of December 31, 2024.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “Licensing Agreement”). The Company had previously accrued for the additional amount claimed in other accrued liabilities during the year ended December 31, 2022. On June 27, 2022, pursuant to the License Agreement, Sesame Workshop initiated arbitration seeking a finding that its calculation of the amount of the 2021 royalty payment was correct. Sesame Workshop did not seek any modification or termination of the Licensing Agreement in the arbitration. The arbitration panel made an award on May 22, 2023 to Sesame Workshop for royalties, interest on the award, arbitration fees and expenses, which amounts are accrued for in other accrued liabilities in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024. On August 7, 2023, Sesame Workshop filed a Petition to Confirm Arbitration Award in the United States District Court for the Middle District of Florida, and in response, the Company filed a Cross Motion to Vacate. On August 27,

2024, the Court confirmed the arbitration award and entered final judgment on such award on September 30, 2024. At this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material.

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

A jury trial of these cases commenced on May 6, 2024. On May 8, 2024, counsel for the Plaintiffs made the Court aware of certain questionable conduct by one of the plaintiffs. The Court informed counsel for the Company of such conduct and, as a result, the Company moved for a mistrial which the Court granted. The Court also severed from the main case the lawsuit brought by the plaintiff whose alleged conduct led to the request for a mistrial. The main case was reset for trial which commenced on September 9, 2024 and on September 17, 2024 the jury returned a verdict in favor of the Company on all counts. Plaintiffs filed a motion for a new trial on October 16, 2024. On September 4, 2024, the Company filed a motion for sanctions against Plaintiffs’ counsel to recover the excess costs and attorneys’ fees caused by the mistrial. The Court denied that motion on September 24, 2024, and the Company filed a notice of appeal seeking review of that order on October 21, 2024.

With regard to the judgment entered in favor of the Company, the Plaintiffs filed a motion for new trial which was denied January 17, 2025. The Plaintiffs had thirty (30) days from the date of that order to file a Notice of Appeal. The deadline has passed, and the Plaintiffs did not file any such Notice. This matter will be removed from future filings.

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

License Commitments

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of March 31, 2025, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $20.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration" section above.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Equity compensation expense included in operating expenses	$421	$243
Equity compensation expense included in selling, general and administrative expenses	3,789	3,277
Total equity compensation expense	$4,210	$3,520

Omnibus Incentive Plan

The Company has reserved 15.0 million shares of common stock for issuance under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”), of which approximately 6.3 million shares are available for future issuance as of March 31, 2025.

Other

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

10. STOCKHOLDERS’ DEFICIT

As of March 31, 2025, 97,121,406 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 42,155,289 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows) and excludes 1,343,346 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

Share Repurchase Programs

In August 2022, the Board of Directors approved a $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of March 31, 2025.

In March 2024, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). During the year ended December 31, 2024, the Company repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million, leaving approximately $37.2 million remaining under the Share Repurchase Program as of December 31, 2024. During the three months ended March 31, 2025, the Company repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the Share Repurchase Program as of March 31, 2025.

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

11. SEGMENT REPORTING

The Chief Operating Decision Maker (“CODM”) assesses performance and allocates resources based on Operating Segment Adjusted EBITDA. The Company defines Operating Segment Adjusted EBITDA as net income (loss) plus (i) other unallocated expenses, (ii) income tax provision (benefit), (iii) loss on extinguishment of debt and write-off of discounts and debt issuance costs, (iv) interest expense, consent fees and similar financing costs, and (v) depreciation and amortization.

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

The following table presents significant operating segment revenue and expenses, and Operating Segment Adjusted EBITDA:

	For the Three Months Ended March 31,
	2025	2024
Net revenues:
Admissions	$156,115	$165,809
Food, merchandise and other	130,834	131,614
Total revenues	286,949	297,423
Segment costs and expenses:
Cost of food, merchandise and other revenues	22,949	23,029
Operating labor-related expenses	82,933	82,698
Other operating expenses	57,290	54,355
Marketing expenses	22,714	20,684
Other segment items	11,652	10,854
Operating Segment Adjusted EBITDA	$89,411	$105,803
Other expenses(a)	(30,805)	(44,660)
Benefit from income taxes	1,063	5,615
Interest expense	(34,107)	(38,777)
Depreciation and amortization	(41,695)	(39,182)
Net Income	$(16,133)	$(11,201)
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

Introduction

The following discussion and analysis is intended to facilitate an understanding of our business and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

While conditions have improved in some markets and for various positions, the current condition of the overall labor market and the challenging current operating environment have led to turnover and hiring challenges for some positions and/or markets which could impact operations and the guest experience. Additionally, we have experienced increased union organizing activities in certain units of the Company.

For further discussion of union activity, see the “Risk Factors” section of our Annual Report on Form 10-K, and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because three of our theme parks are only open for a portion of the year. As a result, approximately two-thirds of our attendance and revenues were historically generated in the second and third quarters of the year and we generally incurred a net loss in the first quarter. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our nine theme parks which are open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks and/or start dates could also impact attendance patterns. Any changes to the operating schedule of a park such as increasing operating days for our historically seasonal parks, could change the impact of seasonality in the future.

See “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended March 31, 2025 and 2024. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

The following table presents key operating and financial information for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,		Variance
	2025	2024	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$156,115	$165,809	$(9,694)	(5.8%)
Food, merchandise and other	130,834	131,614	(780)	(0.6%)
Total revenues	286,949	297,423	(10,474)	(3.5%)
Costs and expenses:
Cost of food, merchandise and other revenues	22,959	23,047	(88)	(0.4%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	161,270	164,883	(3,613)	(2.2%)
Selling, general and administrative expenses	44,137	47,877	(3,740)	(7.8%)
Severance and other separation costs	—	293	(293)	NM
Depreciation and amortization	41,695	39,182	2,513	6.4%
Total costs and expenses	270,061	275,282	(5,221)	(1.9%)
Operating income	16,888	22,141	(5,253)	(23.7%)
Other (income) expense, net	(23)	180	(203)	NM
Interest expense	34,107	38,777	(4,670)	(12.0%)
Loss before income taxes	(17,196)	(16,816)	(380)	(2.3%)
Benefit from income taxes	(1,063)	(5,615)	4,552	81.1%
Net Loss	$(16,133)	$(11,201)	$(4,932)	(44.0%)
Other data:
Attendance	3,391	3,450	(59)	(1.7%)
Total revenue per capita	$84.62	$86.21	$(1.59)	(1.8%)
Admission per capita	$46.04	$48.06	$(2.02)	(4.2%)
In-park per capita spending	$38.58	$38.15	$0.43	1.1%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended March 31, 2025 decreased $9.7 million, or 5.8%, to $156.1 million as compared to $165.8 million for the three months ended March 31, 2024. The decline was primarily a result of decreases in admissions per capita and attendance. Total attendance for the first quarter of 2025 decreased by approximately fifty-nine thousand guests, or 1.7%, when compared to the prior year quarter. Attendance was negatively impacted by an unfavorable calendar shift including the shift of Easter and Spring Break holidays from the first quarter to the second quarter when compared to the prior year. Admission per capita decreased by 4.2% to $46.04 for the first quarter of 2025 compared to $48.06 in the prior year quarter, primarily due to the net impact of the admissions product mix and lower realized pricing on certain admission products, due in part to the shift of peak visitation days from the first quarter to the second quarter, when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2025 decreased $0.8 million, or 0.6%, to $130.8 million as compared to $131.6 million for the three months ended March 31, 2024, as a result of a decrease in attendance, as discussed above, partially offset by increased in park per capita spending. In-park per capita spending increased by 1.1% to $38.58 in the first quarter of 2025 compared to $38.15 in the first quarter of 2024. In park per capita spending increased primarily due to the impact of increased volume for certain in-park offerings when compared to the first quarter of 2024.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2025 decreased $0.1 million, or 0.4%, as compared to the three months ended March 31, 2024.

Operating expenses. Operating expenses for the three months ended March 31, 2025 decreased $3.6 million, or 2.2%, to $161.3 million as compared to $164.9 million for the three months ended March 31, 2024. The decrease in operating expenses is primarily due to a $4.6 million decrease in non-cash self-insurance adjustments when compared to the first quarter of 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2025 decreased $3.7 million, or 7.8%, to $44.1 million as compared to $47.9 million for the three months ended March 31, 2024. The decrease in selling, general and administrative expenses is primarily due to a $3.0 million decrease in third-party consulting costs, including approximately $2.1 million of nonrecurring costs for strategic initiatives when compared to the first quarter of 2024.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2025 increased $2.5 million, or 6.4%, to $41.7 million as compared to $39.2 million for the three months ended March 31, 2024. The increase primarily relates to the impact of new asset additions, partially offset by asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended March 31, 2025 decreased $4.7 million, or 12.0%, to $34.1 million as compared to $38.8 million for the three months ended March 31, 2024. The decrease primarily relates to the net impact of the Refinancing Transactions completed in 2024, which includes a lower average interest rate on our variable debt, partially offset by a higher average outstanding balance on our total debt. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Benefit from income taxes. Benefit from income taxes in the three months ended March 31, 2025 was $1.1 million compared to $5.6 million for the three months ended March 31, 2024. Our consolidated effective tax rate was 6.2% for the three months ended March 31, 2025 compared to 33.4% for the three months ended March 31, 2024. The effective tax rate in the three months ended March 31, 2025 was primarily impacted by state income taxes and deferred revaluation due to state filing changes as of January 1, 2025. The effective tax rate in the three months ended March 31, 2024 was primarily impacted by state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of March 31, 2025, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.6. We typically have operated with a working capital ratio of near 1.0 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. We believe our cash flow from operations, along with our revolving credit facility, will allow us to meet our liquidity needs.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$25,715	$71,446
Net cash used in investing activities	(56,903)	(87,360)
Net cash used in financing activities	(9,040)	(27,296)
Net decrease in cash and cash equivalents, including restricted cash	$(40,228)	$(43,210)

Cash Flows from Operating Activities

Net cash provided by operating activities was $25.7 million during the three months ended March 31, 2025 as compared to $71.4 million during the three months ended March 31, 2024. The change in net cash provided by operating activities was primarily impacted by changes in working capital.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the three months ended March 31, 2025 consisted of capital expenditures of $56.9 million largely related to future attractions. Net cash used in investing activities during the three months ended March 31, 2024 consisted primarily of $87.3 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

	For the Three Months Ended March 31,
	2025	2024
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$49,851	$60,108
Expansion/ROI projects(b)	7,052	27,178
Capital expenditures, total	$56,903	$87,286

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

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2025 results primarily from $4.6 million used to repurchase shares and repayments of $3.9 million on our long-term debt. Net cash used in financing activities during the three months ended March 31, 2024 results primarily from $16.9 million used to repurchase shares and from payment of tax withholdings on equity-based compensation through shares withheld of $7.5 million. See Note 10–Stockholders’ Deficit in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of March 31, 2025, our indebtedness consisted of senior secured credit facilities and 5.25% senior notes (the “Senior Notes”).

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended and restated pursuant to a credit agreement (the “Amended and Restated Credit Agreement”) dated August 25, 2021 (the “Senior Secured Credit Facilities”).

As of March 31, 2025, our Senior Secured Credit Facilities consisted of $1.535 billion in Term B-3 Loans which will mature on December 4, 2031, along with a $700.0 million Revolving Credit Facility, which had no amounts outstanding as of March 31, 2025 and will mature on August 23, 2029. As of March 31, 2025, SEA had approximately $11.4 million of outstanding letters of credit, leaving approximately $688.6 million available for borrowing under the Revolving Credit Facility.

Senior Notes

As of March 31, 2025, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029.

Covenant Compliance

As of March 31, 2025, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details related to our long-term debt and restrictive covenants.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net (loss) income for the periods indicated:

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended March 31,		Last Twelve Months Ended March 31,
	2025	2024	2025
	(Unaudited, in thousands)
Net (loss) income	$(16,133)	$(11,201)	$222,565
(Benefit from) provision for income taxes	(1,063)	(5,615)	68,581
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	—	3,939
Interest expense	34,107	38,777	163,092
Depreciation and amortization	41,695	39,182	165,951
Equity-based compensation expense (b)	4,333	4,291	14,659
Loss on impairment or disposal of assets and certain non-cash expenses (c)	1,091	5,604	28,899
Business optimization, development and strategic initiative costs (d)	1,264	3,534	16,128
Certain investment costs and other taxes	3	3,120	475
COVID-19 related incremental costs(e)	288	506	(3,260)
Other adjusting items	1,855	956	7,447
Adjusted EBITDA(f)	$67,440	$79,154	$688,476
Items added back to Covenant Adjusted EBITDA, as defined in the Debt Agreements:
Estimated cost savings (g)			8,600
Other adjustments as defined in the Debt Agreements (h)			6,622
Covenant Adjusted EBITDA (i)			$703,698

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

(c) For the three months ended March 31, 2025 and 2024 and for the twelve months ended March 31, 2025, includes non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service. Also includes approximately $4.6 million and $16.6 million related to non-cash self-insurance reserve adjustments for the three months ended March 31, 2024 and twelve months ended March 31, 2025, respectively.

(d) For the three months ended March 31, 2025, reflects business optimization, development and other strategic initiative costs primarily related to $1.2 million of other business optimization costs and strategic initiative costs. For the three months ended March 31, 2024, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $1.8 million of other business optimization costs and strategic initiative costs; and (ii) $1.5 million of third-party consulting costs. For the twelve months ended March 31, 2025, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $9.3 million of third-party consulting costs; and (ii) $6.5 million of other business optimization costs and strategic initiative costs.

(e) For the three months ended March 31, 2025, primarily reflects costs associated with certain legal matters and nonrecurring contractual liabilities related to the previously disclosed temporary COVID-19 park closures. For the three months ended March 31, 2024, primarily reflects costs associated with nonrecurring contractual liabilities and respective assessments related to the previously disclosed temporary COVID-19 park closures. For the twelve months ended March 31, 2025, primarily reflects a reversal of costs, which had previously been accrued, associated with nonrecurring contractual liabilities and respective assessments related to the previously disclosed temporary COVID-19 park closures.

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

Contractual Obligations

There have been no material changes to our contractual obligations as March 31, 2025 from those previously disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on March 3, 2025.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2025.

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

We manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At March 31, 2025, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $700.0 million, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $22.3 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $15.3 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the most recent quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements for further details concerning our other legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A.to Part I of our Annual Report on Form 10-K, as filed on March 3, 2025, except as noted below or to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Unionization activities or labor disputes may disrupt our operations and affect our profitability.

Although none of our employees are currently covered under collective bargaining agreements, we have experienced union organizing activities in certain units in the Company. For example, recently we have experienced increased union organizing activities and most of these activities have been resolved favorably. In 2025, two groups of employees, impacting approximately 115 employees in aggregate, voted in favor of unionization. We cannot guarantee that certain of our employees will not elect to be represented by labor unions in the future. If some or all of our collective bargaining agreement terms are significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may disrupt our operations and reduce our revenues, and resolution of labor and employment-related disputes may increase our costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the first quarter of 2025. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2025	January 31, 2025	27	$56.19	—	$55,589,002
February 1, 2025	February 28, 2025	—	—	—	55,589,002
March 1, 2025	March 31, 2025	111,412	$46.52	100,000	50,977,848
		111,439		100,000	$50,977,848

(1)
Except for the 100,000 shares of our common stock repurchased as described in footnote (2), all other purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, we repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of March 31, 2025.

In March 2024, we announced that our Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). During the year ended December 31, 2024, we repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million, leaving approximately $37.2 million remaining under the Share Repurchase Program as of December 31, 2024. During the three months ended March 31, 2025, we repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the Share Repurchase Program as of March 31, 2025.

Under the Former Share Repurchase Program and Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of March 31, 2025. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (within the meaning of Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2025.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

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

UNITED PARKS & RESORTS INC.
(Registrant)
Date: May 12, 2025	By: /s/ James Mikolaichik
James Mikolaichik
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 12, 2025	By: /s/ Bill Myers
Bill Myers
Chief Accounting Officer
(Principal Accounting Officer)