Form 10-Q
period 2025-06-30
United Parks & Resorts Inc.
filed 2025-08-08
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The registrant had outstanding 55,013,897 shares of Common Stock, par value $0.01 per share as of August 1, 2025.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$193,921	$115,893
Accounts receivable, net	94,043	79,442
Inventories	53,354	45,846
Prepaid expenses and other current assets	57,868	29,247
Total current assets	399,186	270,428
Property and equipment, at cost	4,057,758	3,959,943
Accumulated depreciation	(2,146,823)	(2,072,660)
Property and equipment, net	1,910,935	1,887,283
Goodwill	66,278	66,278
Trade names/trademarks, net	157,846	157,846
Right of use assets-operating leases	127,626	129,875
Deferred tax assets, net	7,233	5,694
Other assets, net	61,369	56,174
Total assets	$2,730,473	$2,573,578
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$169,364	$163,552
Current maturities of long-term debt	15,423	15,423
Operating lease liabilities	4,209	4,079
Accrued salaries, wages and benefits	24,248	22,666
Deferred revenue	207,753	152,655
Other accrued liabilities	61,687	54,493
Total current liabilities	482,684	412,868
Long-term debt, net	2,223,252	2,228,746
Long-term operating lease liabilities	112,947	115,117
Deferred tax liabilities, net	234,253	213,319
Other liabilities	72,188	65,068
Total liabilities	3,125,324	3,035,118
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,169,186 and 97,080,628 shares issued at June 30, 2025 and December 31, 2024, respectively	972	971
Additional paid-in capital	737,277	729,965
Retained earnings	701,571	637,596
Treasury stock, at cost (42,155,289 and 42,055,289 shares at June 30, 2025 and December 31, 2024, respectively)	(1,834,671)	(1,830,072)
Total stockholders’ deficit	(394,851)	(461,540)
Total liabilities and stockholders’ deficit	$2,730,473	$2,573,578

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues:
Admissions	$255,740	$264,003	$411,855	$429,812
Food, merchandise and other	234,472	233,590	365,306	365,204
Total revenues	490,212	497,593	777,161	795,016
Costs and expenses:
Cost of food, merchandise and other revenues	37,173	38,645	60,132	61,692
Operating expenses (exclusive of depreciation and amortization shown separately below)	204,789	190,199	366,059	355,082
Selling, general and administrative expenses	64,402	63,788	108,539	111,665
Severance and other separation costs	408	296	408	589
Depreciation and amortization	42,974	40,281	84,669	79,463
Total costs and expenses	349,746	333,209	619,807	608,491
Operating income	140,466	164,384	157,354	186,525
Other expense (income), net	216	(147)	193	33
Interest expense	33,951	39,386	68,058	78,163
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts	—	2,452	—	2,452
Income before income taxes	106,299	122,693	89,103	105,877
Provision for income taxes	26,191	31,569	25,128	25,954
Net income	$80,108	$91,124	$63,975	$79,923
Earnings per share:
Earnings per share, basic	$1.46	$1.47	$1.16	$1.27
Earnings per share, diluted	$1.45	$1.46	$1.15	$1.26
Weighted average common shares outstanding:
Basic	54,991	61,890	55,005	62,953
Diluted	55,411	62,268	55,436	63,488

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2024	97,080,628	$971	$729,965	$637,596	$(1,830,072)	$(461,540)
Equity-based compensation	—	—	4,210	—	—	4,210
Vesting of restricted shares	37,740	—	—	—	—	—
Shares withheld for tax withholdings	(11,439)	—	(574)	—	—	(574)
Exercise of stock options	14,477	—	351	—	—	351
Repurchase of 100,000 shares of treasury stock, at cost	—	—	—	—	(4,599)	(4,599)
Net loss	—	—	—	(16,133)	—	(16,133)
Balance at March 31, 2025	97,121,406	971	733,952	621,463	(1,834,671)	(478,285)
Equity-based compensation	—	—	3,886	—	—	3,886
Vesting of restricted shares	59,409	1	(1)	—	—	—
Shares withheld for tax withholdings	(13,331)	—	(604)	—	—	(604)
Exercise of stock options	1,702	—	44	—	—	44
Net income	—	—	—	80,108	—	80,108
Balance at June 30, 2025	97,169,186	$972	$737,277	$701,571	$(1,834,671)	$(394,851)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2023	96,660,357	$967	$723,260	$410,099	$(1,342,542)	$(208,216)
Equity-based compensation	—	—	3,520	—	—	3,520
Vesting of restricted shares	425,904	4	(4)	—	—	—
Shares withheld for tax withholdings	(142,136)	(1)	(7,459)	—	—	(7,460)
Exercise of stock options	17,611	—	455	—	—	455
Repurchase of 375,000 shares of treasury stock, at cost	—	—	—	—	(20,162)	(20,162)
Net loss	—	—	—	(11,201)	—	(11,201)
Balance at March 31, 2024	96,961,736	970	719,772	398,898	(1,362,704)	(243,064)
Equity-based compensation	—	—	2,848	—	—	2,848
Vesting of restricted shares	69,257	1	(1)	—	—	—
Shares withheld for tax withholdings	(17,627)	(1)	(936)	—	—	(937)
Exercise of stock options	18,232	—	664	—	—	664
Repurchase of 4,105,110 shares of treasury stock, at cost	—	—	—	—	(215,575)	(215,575)
Net income	—	—	—	91,124	—	91,124
Balance at June 30, 2024	97,031,598	$970	$722,347	$490,022	$(1,578,279)	$(364,940)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$63,975	$79,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,669	79,463
Amortization of debt issuance costs and discounts	2,217	2,707
Loss on early extinguishment and modification of debt and write-off of debt issuance costs and discounts	—	3,406
Deferred income tax provision	19,396	16,436
Equity-based compensation	8,096	6,368
Other, including loss on sale or disposal of assets, net	12,994	7,893
Changes in assets and liabilities:
Accounts receivable	(17,875)	(36,059)
Inventories	(7,689)	(3,483)
Prepaid expenses and other current assets	(23,978)	(24,588)
Accounts payable and accrued expenses	6,398	28,212
Accrued salaries, wages and benefits	1,582	1,572
Deferred revenue	58,019	83,254
Other accrued liabilities	1,576	953
Right-of-use assets and operating lease liabilities	209	272
Other assets and liabilities	(2,678)	(1,656)
Net cash provided by operating activities	206,911	244,673
Cash Flows From Investing Activities:
Capital expenditures	(110,464)	(166,814)
Other investing activities, net	—	(78)
Net cash used in investing activities	(110,464)	(166,892)
Cash Flows From Financing Activities:
Repayments of long-term debt	(7,711)	(234,317)
Proceeds from the issuance of debt, net	—	379,295
Purchase of treasury stock, including related excise tax paid	(9,195)	(228,890)
Payment of tax withholdings on equity-based compensation through shares withheld	(1,178)	(8,397)
Exercise of stock options	395	1,119
Debt issuance costs	—	(895)
Other financing activities	(730)	(566)
Net cash used in financing activities	(18,419)	(92,651)
Change in Cash and Cash Equivalents	78,028	(14,870)
Cash and Cash Equivalents—Beginning of period	115,893	246,922
Cash and Cash Equivalents—End of period	$193,921	$232,052
Supplemental Information:
Capital expenditures in accounts payable	$44,431	$45,727
Cash paid for income taxes, net	$14,720	$8,627
Treasury stock purchases not yet settled in other accrued liabilities	$—	$4,706

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

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at June 30, 2025 and December 31, 2024 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At June 30, 2025 and December 31, 2024, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements.

The following table reflects the Company’s deferred revenue balance as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(In thousands)
Deferred revenue, including long-term portion	$220,962	$166,177
Less: Deferred revenue, long-term portion, included in other liabilities	13,209	13,522
Deferred revenue, short-term portion	$207,753	$152,655

The Company estimates approximately $112.6 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2024 was recognized as revenue during the six months ended June 30, 2025. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

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

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	For the Three Months Ended June 30,
	2025			2024
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$80,108	54,991	$1.46	$91,124	61,890	$1.47
Effect of dilutive incentive-based awards		420			378
Diluted earnings per share	$80,108	55,411	$1.45	$91,124	62,268	$1.46

	For the Six Months Ended June 30,
	2025			2024
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$63,975	55,005	$1.16	$79,923	62,953	$1.27
Effect of dilutive incentive-based awards		431			535
Diluted earnings per share	$63,975	55,436	$1.15	$79,923	63,488	$1.26

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

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the three and six months ended June 30, 2025, there were approximately 686,000 and 671,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and six months ended June 30, 2024, there were approximately 524,000 and 513,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 397,000 and 594,000 as of June 30, 2025 and 2024, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2025 was 24.6% and 28.2%, respectively, and for the three and six months ended June 30, 2024 was 25.7% and 24.5%, respectively. The effective tax rate differs from the statutory federal income tax rate of 21.0% for the periods ended June 30, 2025 primarily due to state income taxes. The six months ended June 30, 2025 was also impacted by a deferred revaluation due to state filing changes as of January 1, 2025. The effective tax rate differs from the statutory federal income tax rate of 21% for the periods ended June 30, 2024 primarily due to state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources. Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards. Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of June 30, 2025 and December 31, 2024, the Company’s valuation allowance consisted of approximately $4.8 million and $5.0 million, net of federal tax benefit, respectively, on the deferred tax assets related to state net operating loss carryforwards.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in 2025. The Act provides for significant U.S. tax law changes and modifications including provisions allowing for accelerated tax deductions on qualified property and qualified research expenditures. The Company is evaluating the impact of the Act and the results of such evaluation will be reflected beginning with the Company’s Form 10-Q for the nine months ended September 30, 2025 as the Act was signed into law during our 3rd quarter.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2025 and December 31, 2024, consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Accrued interest	$14,309	$14,571
Accrued taxes	10,281	6,179
Self-insurance reserve	21,811	19,958
Other	15,286	13,785
Total other accrued liabilities	$61,687	$54,493

As of June 30, 2025 and December 31, 2024, other accrued liabilities above includes approximately $12.7 million and $12.3 million, respectively, related to certain legal matters, contractual liabilities and respective assessments arising from the previously disclosed temporary COVID-19 park closures.

As of June 30, 2025 and December 31, 2024, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August. See further discussion in Note 6–Long-Term Debt.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt, net, as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
	(In thousands)
Term B-3 Loans (effective interest rate of 6.33% and 6.36% at June 30, 2025 and December 31, 2024, respectively)	$1,530,731	$1,538,442
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
Total long-term debt	2,255,731	2,263,442
Less: unamortized debt issuance costs and discounts	(17,056)	(19,273)
Less: current maturities	(15,423)	(15,423)
Total long-term debt, net	$2,223,252	$2,228,746

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

On January 22, 2024, SEA further amended the Amended and Restated Credit Agreement to incur an aggregate principal amount of approximately $1,173 million of Term B-2 Loans under the Amended and Restated Credit Agreement (the “Initial Term B-2 Loans”) to refinance the first lien term loan facility (the “Term Loan Facility” and the loans thereunder, the “Term B Loans”). Borrowings under the Initial Term B-2 Loans bore interest at a fluctuating rate per annum equal to, at SEA’s option, (i) ABR (as defined below)(provided that in no event would such ABR rate with respect to the Initial Term B-2 Loans be less than 1.50% per annum) plus an applicable margin equal to 1.50% or (ii) Term SOFR-based benchmark rate ("Term SOFR") (provided that in no event would such Term SOFR rate with respect to the Initial Term B-2 Loans be less than 0.50%) plus an applicable margin equal to 2.50%.

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

As of June 30, 2025, the Amended and Restated Credit Agreement provides for senior secured financing of up to $2,230.7 million, consisting of:

(i)
the “Term B-3 Loans”, in an aggregate principal amount of $1,530.7 million which are fully drawn. The Term B-3 Loans will mature on December 4, 2031; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” (and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $700.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 23, 2029.

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

Senior Secured Credit Facilities

Borrowings under the Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest quoted in the print edition of the Wall Street Journal Money Rates Section as the prime rate as in effect from time to time and (c) one-month Term SOFR plus 1% per annum ("ABR")(provided that in no event shall such ABR rate with respect to the Term B-3 Loans be less than 1.50% per annum), in each case, plus an applicable margin of 1.00% or (ii) an Term SOFR rate for the applicable interest period (provided that in no event shall such Term SOFR rate with respect to the Term B-3 Loans be less than 0.50% per annum) plus an applicable margin of 2.00%.

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEA may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time, without prepayment premium or penalty, except in connection with a repricing event in respect to the term loans as described below, subject to customary “breakage” costs with respect to Term SOFR rate loans.

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

As of June 30, 2025, SEA had approximately $10.9 million of outstanding letters of credit, leaving approximately $689.1 million available under the Revolving Credit Facility, which was not drawn upon as of June 30, 2025.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of June 30, 2025, the net total leverage ratio as calculated under the Debt Agreements was 2.96 to 1.00.

Long-term debt at June 30, 2025 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31:	(In thousands)
Remainder of 2025	$7,712
2026	15,423
2027	15,423
2028	15,423
2029	740,423
Thereafter	1,461,327
Total	$2,255,731

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $67.1 million and $78.4 million in the six months ended June 30, 2025 and 2024, respectively.

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

Of the Company’s long-term obligations as of June 30, 2025 and December 31, 2024, the Term B-3 Loans are classified in Level 2 of the fair value hierarchy, and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B-3 Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value at June 30, 2025 and December 31, 2024. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of June 30, 2025.

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2025
	(In thousands)
Long-term obligations (a)	$706,875	$1,530,731	$—	$2,237,606

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.4 million and long-term debt, net, of $2.223 billion as of June 30, 2025.

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

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “License Agreement”). The Company had previously accrued for the additional amount claimed in other accrued liabilities during the year ended December 31, 2022. On June 27, 2022, pursuant to the License Agreement, Sesame Workshop initiated arbitration seeking a finding that its calculation of the amount of the 2021 royalty payment was correct. Sesame Workshop did not seek any modification or termination of the Licensing Agreement in the arbitration. The arbitration panel made an award on May 22, 2023 to Sesame Workshop for royalties, interest on the award, arbitration fees and expenses, which amounts are accrued for in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. On August 7, 2023, Sesame Workshop filed a Petition to Confirm Arbitration Award in the United States District Court for the Middle District of Florida, and in response, the Company filed a Cross Motion to Vacate. On August 27, 2024, the Court confirmed the arbitration award and entered final judgment on such award on September 30, 2024. At this time, the Company does not anticipate any exposure to loss in excess of amounts accrued to be material.

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

License Commitments

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of June 30, 2025, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $20.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration" section above.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Equity compensation expense included in operating expenses	$415	$383	$836	$626
Equity compensation expense included in selling, general and administrative expenses	3,471	2,465	7,260	5,742
Total equity compensation expense	$3,886	$2,848	$8,096	$6,368

Omnibus Incentive Plan

Prior to June 13, 2025, the Company had reserved 7,079,237 shares of common stock for issuance under the Company’s 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). On June 13, 2025 (the “Approval Date”), the stockholders of the Company approved the 2025 Omnibus Incentive Plan (the “2025 Omnibus Incentive Plan”). The number of shares of common stock for which awards may be granted under the 2025 Omnibus Incentive Plan is 6,320,680 shares of common stock, which were previously available for issuance under the 2017 Omnibus Incentive Plan and, pursuant to the terms of the 2025 Omnibus Incentive Plan, have become available for issuance under the 2025 Omnibus Incentive Plan, plus the number of shares of common stock underlying any award granted under the 2017 Omnibus Incentive Plan that expires, terminates or is canceled or forfeited for any reason whatsoever under the terms of the 2017 Omnibus Incentive Plan. No new awards may be granted under the 2017 Omnibus Incentive Plan (although awards made under the 2017 Omnibus Incentive Plan prior to the Approval Date will remain outstanding in accordance with their terms).

Bonus Performance Restricted Units

The Company had an annual bonus plan for the fiscal year ended December 31, 2024 (“Fiscal 2024”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2024. Based on the Company’s actual Fiscal 2024 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 15,000 shares in the six months ended June 30, 2025 and the remaining unvested units forfeited in accordance with their terms.

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

10. STOCKHOLDERS’ DEFICIT

As of June 30, 2025, 97,169,186 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 42,155,289 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows) and excludes 1,109,014 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

Share Repurchase Programs

In August 2022, the Board of Directors approved a $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of June 30, 2025.

In March 2024, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). During the year ended December 31, 2024, the Company repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million, leaving approximately $37.2 million remaining under the Share Repurchase Program as of December 31, 2024. During the six months ended June 30, 2025, the Company repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the Share Repurchase Program as of June 30, 2025.

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

The following table presents significant operating segment revenue and expenses, and Operating Segment Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
Admissions	$255,740	$264,003	$411,855	$429,812
Food, merchandise and other	234,472	233,590	365,306	365,204
Total revenues	490,212	497,593	777,161	795,016
Segment costs and expenses:
Cost of food, merchandise and other revenues	37,161	38,625	60,110	61,654
Operating labor-related expenses	104,382	99,888	187,315	182,586
Other operating expenses	65,361	67,878	122,651	122,233
Marketing expenses	34,278	34,274	56,992	54,958
Other segment items	11,742	10,345	23,394	21,199
Operating Segment Adjusted EBITDA	$237,288	$246,583	$326,699	$352,386
Other expenses(a)	(54,064)	(41,771)	(84,869)	(86,431)
Provision for income taxes	(26,191)	(31,569)	(25,128)	(25,954)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	(2,452)	—	(2,452)
Interest expense	(33,951)	(39,386)	(68,058)	(78,163)
Depreciation and amortization	(42,974)	(40,281)	(84,669)	(79,463)
Net Income	$80,108	$91,124	$63,975	$79,923
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

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended June 30, 2025 and 2024. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The following table presents key operating and financial information for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30,		Variance
	2025	2024	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$255,740	$264,003	$(8,263)	(3.1%)
Food, merchandise and other	234,472	233,590	882	0.4%
Total revenues	490,212	497,593	(7,381)	(1.5%)
Costs and expenses:
Cost of food, merchandise and other revenues	37,173	38,645	(1,472)	(3.8%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	204,789	190,199	14,590	7.7%
Selling, general and administrative expenses	64,402	63,788	614	1.0%
Severance and other separation costs	408	296	112	37.8%
Depreciation and amortization	42,974	40,281	2,693	6.7%
Total costs and expenses	349,746	333,209	16,537	5.0%
Operating income	140,466	164,384	(23,918)	(14.6%)
Other expense (income), net	216	(147)	363	NM
Interest expense	33,951	39,386	(5,435)	(13.8%)
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts	—	2,452	(2,452)	NM
Income before income taxes	106,299	122,693	(16,394)	(13.4%)
Provision for income taxes	26,191	31,569	(5,378)	(17.0%)
Net income	$80,108	$91,124	$(11,016)	(12.1%)
Other data:
Attendance	6,234	6,186	48	0.8%
Total revenue per capita	$78.64	$80.44	$(1.80)	(2.2%)
Admission per capita	$41.03	$42.68	$(1.65)	(3.9%)
In-park per capita spending	$37.61	$37.76	$(0.15)	(0.4%)

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended June 30, 2025 decreased $8.3 million, or 3.1%, to $255.7 million as compared to $264.0 million for the three months ended June 30, 2024. The decline was primarily a result of a decrease in admission per capita. Total attendance for the second quarter of 2025 increased by approximately 48 thousand guests, or 0.8%, compared to the prior year quarter. The increase in attendance was primarily due to a favorable calendar shift including the shift of Easter and Spring Break holidays from the first quarter to the second quarter, partially offset by the impact of significantly worse weather compared to the prior year quarter. Admission per capita decreased by $1.65 to $41.03 for the second quarter of 2025 compared to $42.68 in the prior year quarter, primarily due to lower realized pricing on certain admission products when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2025 increased $0.9 million, or 0.4%, to $234.5 million as compared to $233.6 million for the three months ended June 30, 2024, as a result of an increase in attendance, as discussed above, partially offset by a decrease in in-park per capita spending. In-park per capita spending decreased by 0.4% to $37.61 in the second quarter of 2025 compared to $37.76 in the second quarter of 2024.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2025 decreased $1.5 million, or 3.8%, to $37.2 million as compared to $38.6 million for the three months ended June 30, 2024, primarily due to a decrease in related revenue and the impact of implemented cost savings initiatives.

Operating expenses. Operating expenses for the three months ended June 30, 2025 increased $14.6 million, or 7.7%, to $204.8 million as compared to $190.2 million for the three months ended June 30, 2024. The increase in operating expenses is primarily due to a $9.6 million increase in non-cash self-insurance adjustments compared to the second quarter of 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2025 increased $0.6 million, or 1.0%, to $64.4 million as compared to $63.8 million for the three months ended June 30, 2024.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2025 increased $2.7 million, or 6.7%, to $43.0 million as compared to $40.3 million for the three months ended June 30, 2024. The increase primarily relates to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended June 30, 2025 decreased $5.4 million, or 13.8%, to $34.0 million as compared to $39.4 million for the three months ended June 30, 2024. The decrease primarily relates to the net impact of the Refinancing Transactions completed in 2024, which includes a lower average interest rate on our variable debt, partially offset by a higher average outstanding balance on our total debt. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details

Loss on early extinguishment of debt and write-off of debt issuance costs and discounts. Loss on early extinguishment of debt and write-off of debt issuance costs and discounts for the three months ended June 30, 2024 primarily relate to a write-off of debt issuance costs and discounts resulting from the Refinancing Transactions during the three months ended June 30, 2024. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Provision for income taxes. Provision for income taxes in the three months ended June 30, 2025 was $26.2 million compared to $31.6 million for the three months ended June 30, 2024. Our consolidated effective tax rate was 24.6% for the three months ended June 30, 2025 compared to 25.7% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 and 2024 was primarily impacted due to state income taxes and limits on certain compensation deductibility.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table presents key operating and financial information for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,		Variance
	2025	2024	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$411,855	$429,812	$(17,957)	(4.2%)
Food, merchandise and other	365,306	365,204	102	0.0%
Total revenues	777,161	795,016	(17,855)	(2.2%)
Costs and expenses:
Cost of food, merchandise and other revenues	60,132	61,692	(1,560)	(2.5%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	366,059	355,082	10,977	3.1%
Selling, general and administrative expenses	108,539	111,665	(3,126)	(2.8%)
Severance and other separation costs	408	589	(181)	(30.7%)
Depreciation and amortization	84,669	79,463	5,206	6.6%
Total costs and expenses	619,807	608,491	11,316	1.9%
Operating income	157,354	186,525	(29,171)	(15.6%)
Other expense, net	193	33	160	NM
Interest expense	68,058	78,163	(10,105)	(12.9%)
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts	—	2,452	(2,452)	NM
Income before income taxes	89,103	105,877	(16,774)	(15.8%)
Provision for income taxes	25,128	25,954	(826)	(3.2%)
Net income	$63,975	$79,923	$(15,948)	(20.0%)
Other data:
Attendance	9,625	9,636	(11)	(0.1%)
Total revenue per capita	$80.74	$82.50	$(1.76)	(2.1%)
Admission per capita	$42.79	$44.60	$(1.81)	(4.1%)
In-park per capita spending	$37.95	$37.90	$0.05	0.1%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the six months ended June 30, 2025 decreased $18.0 million, or 4.2%, to $411.9 million as compared to $429.8 million for the six months ended June 30, 2024. The decline was primarily a result of a decrease in admissions per capita. Total attendance for the first six months of 2025 decreased by approximately 11 thousand guests, or 0.1%, compared to the first six months of 2024. The decrease in attendance was primarily due to the impact of meaningfully worse weather, including during peak visitation periods compared to the first six months of 2024. Admission per capita decreased by 4.1% to $42.79 for the six months ended June 30, 2025 compared to $44.60 for the six months ended June 30, 2024, primarily due to lower realized pricing on certain admission products compared to the first six months of 2024.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2025 increased $0.1 million to $365.3 million as compared to $365.2 million for the six months ended June 30, 2024 as a result of an increase in in-park per capita spending, partially offset by a decrease in attendance, as discussed above. In-park per capita spending increased by 0.1% to $37.95 for the six months ended June 30, 2025 compared to $37.90 for the six months ended June 30, 2024. In park per capita spending improved primarily due to pricing initiatives when compared to the first six months of 2024.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2025 decreased $1.6 million, or 2.5%, to $60.1 million as compared to $61.7 million for the six months ended June 30, 2024, primarily due to a decrease in related revenue and the impact of implemented cost savings initiatives.

Operating expenses. Operating expenses for the six months ended June 30, 2025 increased by $11.0 million, or 3.1%, to $366.1 million as compared to $355.1 million for the six months ended June 30, 2024. The increase in operating expenses is primarily due to a $5.1 million increase in non-cash self-insurance adjustments compared to the first six months of 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2025 decreased $3.1 million, or 2.8%, to $108.5 million as compared to $111.7 million for the six months ended June 30, 2024. The decrease in selling, general and administrative expenses is primarily due to a $3.8 million decrease in third-party consulting costs, including approximately $2.5 million of nonrecurring costs for strategic initiatives compared to the first six months of 2024.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2025 increased $5.2 million, or 6.6%, to $84.7 million as compared to $79.5 million for the six months ended June 30, 2024. The increase primarily relates to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the six months ended June 30, 2025 decreased $10.1 million, or 12.9%, to $68.1 million as compared to $78.2 million for the six months ended June 30, 2024. The decrease primarily relates to the net impact of the Refinancing Transactions completed in 2024, which includes a lower average interest rate on our variable debt and write-offs of debt issuance costs and discounts, partially offset by a higher average outstanding balance on our total debt. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

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

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2025 was $25.1 million compared to $26.0 million for the six months ended June 30, 2024. Our consolidated effective tax rate was 28.2% for the six months ended June 30, 2025 and 24.5% for the six months ended June 30, 2024. The effective tax rate differs from the statutory federal income tax rate of 21.0% for the periods ended June 30, 2025 primarily due to state income taxes and a deferred revaluation due to state filing changes as of January 1, 2025. The effective tax rate differs from the statutory federal income tax rate of 21% for the periods ended June 30, 2024 primarily due to state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of June 30, 2025, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.8. We typically have operated with a working capital ratio of near 1.0 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. We believe our cash flow from operations, along with our revolving credit facility, will allow us to meet our liquidity needs.

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

The following table presents a summary of our cash flows (used in) provided by operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited, in thousands)
Net cash provided by operating activities	$206,911	$244,673
Net cash used in investing activities	(110,464)	(166,892)
Net cash used in financing activities	(18,419)	(92,651)
Net increase (decrease) in cash and cash equivalents	$78,028	$(14,870)

Cash Flows from Operating Activities

Net cash provided by operating activities was $206.9 million during the six months ended June 30, 2025 as compared to $244.7 million during the six months ended June 30, 2024. The change in net cash provided by operating activities was primarily impacted by changes in working capital.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the six months ended June 30, 2025 consisted primarily of capital expenditures of $110.5 million largely related to future attractions. Net cash used in investing activities during the six months ended June 30, 2024 consisted primarily of $166.8 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated.

	For the Six Months Ended June 30,
	2025	2024
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$97,997	$120,275
Expansion/ROI projects(b)	12,467	46,539
Capital expenditures, total	$110,464	$166,814

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

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2025 primarily results from $9.2 million used to repurchase shares and payment of related excise tax and repayments of $7.7 million on long-term debt. Net cash used in financing activities during the six months ended June 30, 2024 primarily results from repayments of $234.3 million on long-term debt, $228.9 million used to repurchase shares and $8.4 million for payments of tax withholdings on equity-based compensation through shares withheld, partially offset by $379.3 million of net proceeds from the issuance of debt.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of June 30, 2025, our indebtedness consisted of senior secured credit facilities and 5.25% senior notes (the “Senior Notes”).

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended and restated pursuant to a credit agreement (the “Amended and Restated Credit Agreement”) dated August 25, 2021 (the “Senior Secured Credit Facilities”).

As of June 30, 2025, our Senior Secured Credit Facilities consisted of $1.531 billion in Term B-3 Loans which will mature on December 4, 2031, along with a $700.0 million Revolving Credit Facility, which had no amounts outstanding as of June 30, 2025 and will mature on August 23, 2029. As of June 30, 2025, SEA had approximately $10.9 million of outstanding letters of credit, leaving approximately $689.1 million available for borrowing under the Revolving Credit Facility.

Senior Notes

As of June 30, 2025, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029.

Covenant Compliance

As of June 30, 2025, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2025	2024	2025	2024	2025
	(Unaudited, in thousands)
Net income	$80,108	$91,124	$63,975	$79,923	$211,549
Provision for income taxes	26,191	31,569	25,128	25,954	63,203
Interest expense	33,951	39,386	68,058	78,163	157,657
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts (a)	—	2,452	—	2,452	1,487
Depreciation and amortization	42,974	40,281	84,669	79,463	168,644
Equity-based compensation expense (b)	4,043	2,979	8,376	7,270	15,723
Loss on impairment or disposal of assets and certain non-cash expenses (c)	12,117	2,279	13,208	7,883	38,737
Business optimization, development and strategic initiative costs (d)	3,045	4,120	4,309	7,654	15,053
Certain investment costs and other taxes (e)	222	1,019	225	4,139	(322)
COVID-19 related incremental costs (f)	217	1,355	505	1,861	(4,398)
Other adjusting items (g)	3,397	1,589	5,252	2,545	9,255
Adjusted EBITDA (h)	$206,265	$218,153	$273,705	$297,307	$676,588
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (i)					13,400
Other adjustments as defined in the Debt Agreements (j)					7,595
Covenant Adjusted EBITDA (k)					$697,583

(a) Reflects a loss on early extinguishment of debt and write-off of debt issuance costs and discounts associated with the Refinancing Transactions in 2024. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b) Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(c) Reflects primarily non-cash self-insurance reserve adjustments of: (i) approximately $9.6 million for the three and six months ended June 30, 2025; (ii) approximately $4.6 million for the six months ended June 30, 2024; and (iii) approximately $26.3 million for the twelve months ended June 30, 2025, respectively. Also includes non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service.

(d) For the three, six, and twelve months ended June 30, 2025, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $2.2 million, $3.5 million, and $6.5 million, respectively, of other business optimization costs and strategic initiative costs and (ii) $0.4 million, $0.4 million, and $8.2 million, respectively, of third-party consulting costs. Reflects business optimization, development and other strategic initiative costs primarily related to: (i) $2.2 million and $4.0 million of other business optimization costs and strategic initiative costs for the three and six months ended June 30, 2024, respectively, and (ii) $1.5 million and $3.0 million of third-party consulting costs for the three and six months ended June 30, 2024, respectively.

(e) For the three and six months ended June 30, 2024, primarily relates to expenses associated with a stockholders' agreement amendment proposal and a share repurchase proposal.

(f) For the three and six months ended June 30, 2025 and 2024, primarily reflects costs associated with certain legal matters and nonrecurring contractual liabilities related to the previously disclosed temporary COVID-19 park closures. For the twelve months ended June 30, 2025, primarily reflects a reversal of costs, which had previously been accrued, associated with nonrecurring contractual liabilities and respective assessments related to the previously disclosed temporary COVID-19 park closures.

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

Contractual Obligations

There have been no material changes to our contractual obligations as June 30, 2025 from those previously disclosed in our Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2025.

Recently Issued Financial Accounting Standards

Refer to Note 2–Recent Accounting Pronouncements in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation

The impact of inflation has affected, and will continue to affect, our operations significantly. The costs of food, merchandise and other revenues are influenced by inflation, tariffs and fluctuations in global commodity prices. In addition, other costs, such as the costs of fuel, construction, repairs and maintenance, labor, freight, utilities and insurance are all subject to inflationary pressures. For further discussion, see the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

We manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At June 30, 2025, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $700.0 million, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $22.3 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $15.3 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the most recent quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter of 2025. The following table sets forth information with respect to shares of our common stock purchased by us during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2025	April 30, 2025	2,009	$43.15	—	$50,977,848
May 1, 2025	May 31, 2025	10,236	$45.63	—	50,977,848
June 1, 2025	June 30, 2025	1,086	$45.97	—	50,977,848
		13,331		—	$50,977,848

(1)
All purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “Former Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, we repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the Former Share Repurchase Program as of June 30, 2025.

In March 2024, we announced that our Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "Share Repurchase Program"). During the year ended December 31, 2024, we repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million, leaving approximately $37.2 million remaining under the Share Repurchase Program as of December 31, 2024. During the six months ended June 30, 2025, we repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the Share Repurchase Program as of June 30, 2025.

Under the Former Share Repurchase Program and Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of June 30, 2025. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (within the meaning of Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2025.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

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

UNITED PARKS & RESORTS INC.
(Registrant)
Date: August 8, 2025	By: /s/ James Mikolaichik
James Mikolaichik
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 8, 2025	By: /s/ Bill Myers
Bill Myers
Chief Accounting Officer
(Principal Accounting Officer)