Form 10-Q
period 2025-09-30
United Parks & Resorts Inc.
filed 2025-11-07
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The registrant had outstanding 54,550,611 shares of Common Stock, par value $0.01 per share as of October 31, 2025.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$183,228	$115,893
Restricted cash	37,562	—
Accounts receivable, net	85,102	79,442
Inventories	52,109	45,846
Prepaid expenses and other current assets	48,888	29,247
Total current assets	406,889	270,428
Property and equipment, at cost	4,097,200	3,959,943
Accumulated depreciation	(2,187,455)	(2,072,660)
Property and equipment, net	1,909,745	1,887,283
Goodwill	66,278	66,278
Trade names/trademarks, net	157,846	157,846
Right of use assets-operating leases	126,541	129,875
Deferred tax assets, net	10,550	5,694
Other assets, net	62,284	56,174
Total assets	$2,740,133	$2,573,578
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$139,254	$163,552
Current maturities of long-term debt	15,423	15,423
Operating lease liabilities	4,224	4,079
Accrued salaries, wages and benefits	16,537	22,666
Deferred revenue	145,548	152,655
Other accrued liabilities	53,973	54,493
Total current liabilities	374,959	412,868
Long-term debt, net	2,220,487	2,228,746
Long-term operating lease liabilities	111,951	115,117
Deferred tax liabilities, net	263,633	213,319
Other liabilities	77,838	65,068
Total liabilities	3,048,868	3,035,118
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,274,186 and 97,080,628 shares issued at September 30, 2025 and December 31, 2024, respectively	973	971
Additional paid-in capital	741,724	729,965
Retained earnings	790,896	637,596
Treasury stock, at cost (42,304,016 and 42,055,289 shares at September 30, 2025 and December 31, 2024, respectively)	(1,842,328)	(1,830,072)
Total stockholders’ deficit	(308,735)	(461,540)
Total liabilities and stockholders’ deficit	$2,740,133	$2,573,578

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues:
Admissions	$268,650	$296,954	$680,505	$726,766
Food, merchandise and other	243,201	248,947	608,507	614,151
Total revenues	511,851	545,901	1,289,012	1,340,917
Costs and expenses:
Cost of food, merchandise and other revenues	39,930	40,629	100,062	102,321
Operating expenses (exclusive of depreciation and amortization shown separately below)	214,394	207,336	580,453	562,418
Selling, general and administrative expenses	60,657	55,361	169,196	167,026
Severance and other separation costs	490	(12)	898	577
Depreciation and amortization	44,702	41,577	129,371	121,040
Total costs and expenses	360,173	344,891	979,980	953,382
Operating income	151,678	201,010	309,032	387,535
Other (income) expense, net	(179)	54	14	87
Interest expense	33,515	39,682	101,573	117,845
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts	—	—	—	2,452
Income before income taxes	118,342	161,274	207,445	267,151
Provision for income taxes	29,017	41,597	54,145	67,551
Net income	$89,325	$119,677	$153,300	$199,600
Earnings per share:
Earnings per share, basic	$1.62	$2.09	$2.79	$3.27
Earnings per share, diluted	$1.61	$2.08	$2.76	$3.24
Weighted average common shares outstanding:
Basic	55,032	57,292	55,014	61,052
Diluted	55,473	57,663	55,448	61,532

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2024	97,080,628	$971	$729,965	$637,596	$(1,830,072)	$(461,540)
Equity-based compensation	—	—	4,210	—	—	4,210
Vesting of restricted shares	37,740	—	—	—	—	—
Shares withheld for tax withholdings	(11,439)	—	(574)	—	—	(574)
Exercise of stock options	14,477	—	351	—	—	351
Repurchase of 100,000 shares of treasury stock, at cost	—	—	—	—	(4,599)	(4,599)
Net loss	—	—	—	(16,133)	—	(16,133)
Balance at March 31, 2025	97,121,406	971	733,952	621,463	(1,834,671)	(478,285)
Equity-based compensation	—	—	3,886	—	—	3,886
Vesting of restricted shares	59,409	1	(1)	—	—	—
Shares withheld for tax withholdings	(13,331)	—	(604)	—	—	(604)
Exercise of stock options	1,702	—	44	—	—	44
Net income	—	—	—	80,108	—	80,108
Balance at June 30, 2025	97,169,186	$972	$737,277	$701,571	$(1,834,671)	$(394,851)
Equity-based compensation	—	—	4,251	—	—	4,251
Vesting of restricted shares	81,251	1	(1)	—	—	—
Shares withheld for tax withholdings	(10,960)	—	(540)	—	—	(540)
Exercise of stock options	34,709	—	737	—	—	737
Repurchase of 148,727 shares of treasury stock, at cost	—	—	—	—	(7,657)	(7,657)
Net income	—	—	—	89,325	—	89,325
Balance at September 30, 2025	97,274,186	$973	$741,724	$790,896	$(1,842,328)	$(308,735)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2023	96,660,357	$967	$723,260	$410,099	$(1,342,542)	$(208,216)
Equity-based compensation	—	—	3,520	—	—	3,520
Vesting of restricted shares	425,904	4	(4)	—	—	—
Shares withheld for tax withholdings	(142,136)	(1)	(7,459)	—	—	(7,460)
Exercise of stock options	17,611	—	455	—	—	455
Repurchase of 375,000 shares of treasury stock, at cost	—	—	—	—	(20,162)	(20,162)
Net loss	—	—	—	(11,201)	—	(11,201)
Balance at March 31, 2024	96,961,736	970	719,772	398,898	(1,362,704)	(243,064)
Equity-based compensation	—	—	2,848	—	—	2,848
Vesting of restricted shares	69,257	1	(1)	—	—	—
Shares withheld for tax withholdings	(17,627)	(1)	(936)	—	—	(937)
Exercise of stock options	18,232	—	664	—	—	664
Repurchase of 4,105,110 shares of treasury stock, at cost	—	—	—	—	(215,575)	(215,575)
Net income	—	—	—	91,124	—	91,124
Balance at June 30, 2024	97,031,598	$970	$722,347	$490,022	$(1,578,279)	$(364,940)
Equity-based compensation	—	—	3,190	—	—	3,190
Vesting of restricted shares	23,565	—	—	—	—	—
Shares withheld for tax withholdings	(5,140)	—	(245)	—	—	(245)
Exercise of stock options	8,776	1	231	—	—	232
Repurchase of 4,128,008 shares of treasury stock, at cost	—	—	—	—	(213,772)	(213,772)
Net income	—	—	—	119,677	—	119,677
Balance at September 30, 2024	97,058,799	$971	$725,523	$609,699	$(1,792,051)	$(455,858)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$153,300	$199,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,371	121,040
Amortization of debt issuance costs and discounts	3,308	3,826
Loss on early extinguishment and modification of debt and write-off of debt issuance costs and discounts	—	3,406
Deferred income tax provision	45,458	53,354
Equity-based compensation	12,347	9,558
Other, including loss on sale or disposal of assets, net	21,209	12,463
Changes in assets and liabilities:
Accounts receivable	(6,272)	(20,943)
Inventories	(6,653)	(1,614)
Prepaid expenses and other current assets	(18,386)	(20,578)
Accounts payable and accrued expenses	(13,036)	7,872
Accrued salaries, wages and benefits	(6,129)	(4,310)
Deferred revenue	(6,442)	7,951
Other accrued liabilities	(2,842)	(1,708)
Right-of-use assets and operating lease liabilities	314	451
Other assets and liabilities	(3,858)	(2,697)
Net cash provided by operating activities	301,689	367,671
Cash Flows From Investing Activities:
Capital expenditures	(167,227)	(222,207)
Other investing activities, net	—	(75)
Net cash used in investing activities	(167,227)	(222,282)
Cash Flows From Financing Activities:
Repayments of long-term debt	(11,567)	(238,202)
Proceeds from the issuance of debt, net	—	379,295
Purchase of treasury stock, including related excise tax paid	(16,305)	(445,265)
Payment of tax withholdings on equity-based compensation through shares withheld	(1,718)	(8,642)
Exercise of stock options	1,132	1,351
Debt issuance costs	—	(3,136)
Other financing activities	(1,107)	(877)
Net cash used in financing activities	(29,565)	(315,476)
Change in Cash and Cash Equivalents, including Restricted Cash	104,897	(170,087)
Cash and Cash Equivalents—Beginning of period	115,893	246,922
Cash and Cash Equivalents, including Restricted Cash—End of period	$220,790	$76,835
Supplemental Information:
Capital expenditures in accounts payable	$32,911	$26,576
Right-of-use assets obtained in exchange for financing lease obligations	$25	$1,553
Cash paid for income taxes, net	$15,438	$11,127
Treasury stock purchases not yet settled in other accrued liabilities	$547	$—

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

Restricted Cash

Restricted cash is stated separately in the accompanying unaudited condensed consolidated balance sheets. Restricted cash as of September 30, 2025 consisted of funds subject to a legal writ related to the Sesame Workshop Arbitration award discussed in Note 8–Commitments and Contingencies. Subsequent to September 30, 2025, approximately $12.6 million was paid which satisfied the legal writ and the remaining approximately $25.0 million was released from restriction.

	September 30,	December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$183,228	$115,893
Restricted cash	37,562	—
Total cash, cash equivalents and restricted cash	$220,790	$115,893

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at September 30, 2025 and December 31, 2024 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Admissions revenue primarily consists of single-day tickets, annual or season passes or other multi-day or multi-park admission products. Admission products with similar characteristics are analyzed using a portfolio approach for each separate park as the Company expects that the effects on the consolidated financial statements of applying Accounting Standards Codification ("ASC") 606 to the portfolio do not differ materially from applying the guidance to individual contracts within the portfolio. For single-day tickets, the Company recognizes revenue at a point in time, upon admission to the park. Annual passes, season passes, or other multi-day or multi-park passes allow guests access to specific parks over a specified time period. For these pass and multi-use products, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically. The Company estimates redemption rates using historical and forecasted attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically. These estimated redemption rates impact the timing of when revenue is recognized on these products. Actual results could materially differ from these estimates based on actual attendance patterns. Revenue is recognized on a pro-rata basis based on the estimated allocated selling price of the admission product. For pass products purchased on an installment plan that have met their initial commitment period and have transitioned to a month-to-month basis, monthly charges are recognized as revenue as payments are received each month. For certain multi-day admission products, revenue is allocated based on the number of visits included in the pass and recognized ratably based on each admission into the theme park.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At September 30, 2025 and December 31, 2024, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements.

The following table reflects the Company’s deferred revenue balance as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(In thousands)
Deferred revenue, including long-term portion	$159,397	$166,177
Less: Deferred revenue, long-term portion, included in other liabilities	13,849	13,522
Deferred revenue, short-term portion	$145,548	$152,655

The Company estimates approximately $144.3 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2024 was recognized as revenue during the nine months ended September 30, 2025. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Issued Accounting Standards

In September 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for and disclosure of internal-use software costs. The guidance removes all references to the stages of software development projects, defines the threshold to begin capitalizing costs, and clarifies the disclosure requirements of capitalized software costs. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The Company is currently evaluating the ASU to determine the impact on its consolidated financial statements and disclosures.

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

In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. In March 2025, the SEC voted to end its defense of the rules and withdrew from the litigation. The new rules, absent the results of pending legal challenges, are currently expected to be effective beginning with the Company’s fiscal year starting January 1, 2025, except for those relating to greenhouse gas emissions, which are expected to be effective starting January 1, 2026. The Company continues to monitor the status of these rules.

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

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	For the Three Months Ended September 30,
	2025			2024
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$89,325	55,032	$1.62	$119,677	57,292	$2.09
Effect of dilutive incentive-based awards		441			371
Diluted earnings per share	$89,325	55,473	$1.61	$119,677	57,663	$2.08

	For the Nine Months Ended September 30,
	2025			2024
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$153,300	55,014	$2.79	$199,600	61,052	$3.27
Effect of dilutive incentive-based awards		434			480
Diluted earnings per share	$153,300	55,448	$2.76	$199,600	61,532	$3.24

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the three and nine months ended September 30, 2025, there were approximately 730,000 and 691,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and nine months ended September 30, 2024, there were approximately 482,000 and 503,000 anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 374,000 and 601,000 as of September 30, 2025 and 2024, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2025 was 24.5% and 26.1%, respectively, and for the three and nine months ended September 30, 2024 was 25.8% and 25.3%, respectively. The effective tax rate differs from the statutory federal income tax rate of 21.0% for the three and nine months ended September 30, 2025 primarily due to state income taxes. The nine months ended September 30, 2025 was also impacted by a deferred revaluation due to state filing changes as of January 1, 2025. The effective tax rate differs from the statutory federal income tax rate of 21% for the periods ended September 30, 2024 primarily due to state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources. Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards. Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of September 30, 2025 and December 31, 2024, the Company’s valuation allowance consisted of approximately $4.8 million and $5.0 million, net of federal tax benefit, respectively, on the deferred tax assets related to state net operating loss carryforwards.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act made permanent certain tax provisions of the Tax Cuts and Jobs Act (2017) and includes changes to U.S. tax law became applicable to the Company beginning in 2025. The Act provides for significant U.S. tax law changes and modifications including provisions allowing for accelerated tax deductions on qualified property and qualified research expenditures. The Company evaluated the impact of the Act during the quarter ended September 30, 2025 and estimated the impact to be immaterial to our effective tax rate.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2025 and December 31, 2024, consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Accrued interest	$4,790	$14,571
Accrued taxes	12,468	6,179
Self-insurance reserve	22,915	19,958
Other	13,800	13,785
Total other accrued liabilities	$53,973	$54,493

As of September 30, 2025 and December 31, 2024, other accrued liabilities above includes approximately $12.9 million and $12.3 million, respectively, related to certain legal matters, contractual liabilities and respective assessments arising from the previously disclosed temporary COVID-19 park closures.

As of September 30, 2025 and December 31, 2024, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August. See further discussion in Note 6–Long-Term Debt.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt, net, as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
	(In thousands)
Term B-3 Loans (effective interest rate of 6.16% and 6.36% at September 30, 2025 and December 31, 2024, respectively)	$1,526,875	$1,538,442
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
Total long-term debt	2,251,875	2,263,442
Less: unamortized debt issuance costs and discounts	(15,965)	(19,273)
Less: current maturities	(15,423)	(15,423)
Total long-term debt, net	$2,220,487	$2,228,746

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

As of September 30, 2025, the Amended and Restated Credit Agreement provides for senior secured financing of up to $2,226.9 million, consisting of:

(i)
the “Term B-3 Loans”, in an aggregate principal amount of $1,526.9 million which are fully drawn. The Term B-3 Loans will mature on December 4, 2031; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” (and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $700.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 23, 2029.

Debt Issuance Costs and Discounts

In connection with the refinancing transactions noted above, SEA recorded debt issuance costs of $3.1 million, of which $1.9 million were paid directly to lenders, during the nine months ended September 30, 2024. Additionally, SEA wrote-off debt issuance costs and discounts of $2.5 million which is included in loss on early extinguishment of debt and write-off of debt issuance costs and discounts in the accompanying consolidated statement of operations for the nine months ended September 30, 2024.

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

As of September 30, 2025, SEA had approximately $10.9 million of outstanding letters of credit, leaving approximately $689.1 million available under the Revolving Credit Facility, which was not drawn upon as of September 30, 2025.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of September 30, 2025, the net total leverage ratio as calculated under the Debt Agreements was 3.16 to 1.00.

Long-term debt at September 30, 2025 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31:	(In thousands)
Remainder of 2025	$3,856
2026	15,423
2027	15,423
2028	15,423
2029	740,423
Thereafter	1,461,327
Total	$2,251,875

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $110.9 million and $128.3 million in the nine months ended September 30, 2025 and 2024, respectively.

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

Of the Company’s long-term obligations as of September 30, 2025 and December 31, 2024, the Term B-3 Loans are classified in Level 2 of the fair value hierarchy, and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B-3 Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value at September 30, 2025 and December 31, 2024. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of September 30, 2025.

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2025
	(In thousands)
Long-term obligations (a)	$711,406	$1,526,875	$—	$2,238,281

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.4 million and long-term debt, net, of $2.220 billion as of September 30, 2025.

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

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under its licensing agreement with the Company (the “License Agreement”). The Company had previously accrued for the additional amount claimed in other accrued liabilities during the year ended December 31, 2022. On June 27, 2022, pursuant to the License Agreement, Sesame Workshop initiated arbitration seeking a finding that its calculation of the amount of the 2021 royalty payment was correct. Sesame Workshop did not seek any modification or termination of the Licensing Agreement in the arbitration. The arbitration panel made an award on May 22, 2023 to Sesame Workshop for royalties, interest on the award, arbitration fees and expenses, which amounts are accrued for in other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. On August 7, 2023, Sesame Workshop filed a Petition to Confirm Arbitration Award in the United States District Court for the Middle District of Florida, and in response, the Company filed a Cross Motion to Vacate. On August 27, 2024, the Court confirmed the arbitration award and entered final judgment on such award on September 30, 2024. Subsequent to September 30, 2025, the full arbitration award of approximately $12.6 million was paid in the fourth quarter of 2025. At this time, the Company does not anticipate any exposure to loss in excess of amounts paid to be material.

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

License Commitments

Pursuant to the License Agreement with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of September 30, 2025 the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $20.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration" section above.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Equity compensation expense included in operating expenses	$888	$317	$1,724	$943
Equity compensation expense included in selling, general and administrative expenses	3,363	2,873	10,623	8,615
Total equity compensation expense	$4,251	$3,190	$12,347	$9,558

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

As of September 30, 2025, approximately 6.3 million shares were available for future issuance under the 2025 Omnibus Incentive Plan.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bonus Performance Restricted Units

The Company had an annual bonus plan for the fiscal year ended December 31, 2024 (“Fiscal 2024”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2024. Based on the Company’s actual Fiscal 2024 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 15,000 shares in the nine months ended September 30, 2025 and the remaining unvested units forfeited in accordance with their terms.

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

10. STOCKHOLDERS’ DEFICIT

As of September 30, 2025, 97,274,186 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 42,304,016 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows) and excludes 1,171,364 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

Share Repurchase Programs

In August 2022, the Board of Directors approved a $250.0 million share repurchase program (the “2022 Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the 2022 Share Repurchase Program as of September 30, 2025.

In March 2024, the Company announced that its Stockholders and Board of Directors approved a $500.0 million share repurchase program (the "2024 Share Repurchase Program"). During the year ended December 31, 2024, the Company repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million, leaving approximately $37.2 million remaining under the 2024 Share Repurchase Program as of December 31, 2024. During the nine months ended September 30, 2025, the Company repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the 2024 Share Repurchase Program as of September 30, 2025.

In September 2025, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2025 Share Repurchase Program"). During the nine months ended September 30, 2025, the Company repurchased 148,727 shares for an aggregate total of approximately $7.7 million, leaving approximately $492.3 million remaining under the 2025 Share Repurchase Program as of September 30, 2025.

Under the 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the Company’s trading windows and available liquidity, general business and market conditions, and other factors, including legal requirements, share ownership thresholds, debt covenant restrictions, future tax implications and alternative investment opportunities.

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

The following table presents significant operating segment revenue and expenses, and Operating Segment Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Admissions	$268,650	$296,954	$680,505	$726,766
Food, merchandise and other	243,201	248,947	608,507	614,151
Total revenues	511,851	545,901	1,289,012	1,340,917
Segment costs and expenses:
Cost of food, merchandise and other revenues	39,917	39,909	100,027	101,563
Operating labor-related expenses	111,749	108,633	299,064	291,219
Other operating expenses	71,835	71,816	194,486	194,049
Marketing expenses	33,366	32,450	90,358	87,408
Other segment items	12,353	10,874	35,747	32,073
Operating Segment Adjusted EBITDA	$242,631	$282,219	$569,330	$634,605
Other expenses(a)	(46,072)	(39,686)	(130,941)	(126,117)
Provision for income taxes	(29,017)	(41,597)	(54,145)	(67,551)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	—	—	(2,452)
Interest expense	(33,515)	(39,682)	(101,573)	(117,845)
Depreciation and amortization	(44,702)	(41,577)	(129,371)	(121,040)
Net Income	$89,325	$119,677	$153,300	$199,600
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

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended September 30, 2025 and 2024. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The following table presents key operating and financial information for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,		Variance
	2025	2024	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$268,650	$296,954	$(28,304)	(9.5%)
Food, merchandise and other	243,201	248,947	(5,746)	(2.3%)
Total revenues	511,851	545,901	(34,050)	(6.2%)
Costs and expenses:
Cost of food, merchandise and other revenues	39,930	40,629	(699)	(1.7%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	214,394	207,336	7,058	3.4%
Selling, general and administrative expenses	60,657	55,361	5,296	9.6%
Severance and other separation costs	490	(12)	502	NM
Depreciation and amortization	44,702	41,577	3,125	7.5%
Total costs and expenses	360,173	344,891	15,282	4.4%
Operating income	151,678	201,010	(49,332)	(24.5%)
Other (income) expense, net	(179)	54	(233)	NM
Interest expense	33,515	39,682	(6,167)	(15.5%)
Income before income taxes	118,342	161,274	(42,932)	(26.6%)
Provision for income taxes	29,017	41,597	(12,580)	(30.2%)
Net income	$89,325	$119,677	$(30,352)	(25.4%)
Other data:
Attendance	6,789	7,029	(240)	(3.4%)
Total revenue per capita	$75.39	$77.66	$(2.27)	(2.9%)
Admission per capita	$39.57	$42.24	$(2.67)	(6.3%)
In-park per capita spending	$35.82	$35.42	$0.40	1.1%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended September 30, 2025 decreased $28.3 million, or 9.5%, to $268.7 million as compared to $297.0 million for the three months ended September 30, 2024. The decline was primarily a result of a decrease in admission per capita and attendance. Total attendance for the third quarter of 2025 decreased by approximately 240 thousand guests, or 3.4%, compared to the prior year quarter. The decrease in attendance was primarily due to an unfavorable calendar shift including the timing of the Fourth of July holiday and a decrease in international visitation compared to the prior year quarter. Admission per capita decreased by $2.67 to $39.57 for the third quarter of 2025 compared to $42.24 in the prior year quarter, primarily due to lower realized pricing on certain admission products and the net impact of the admissions product mix when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2025 decreased $5.7 million, or 2.3%, to $243.2 million as compared to $248.9 million for the three months ended September 30, 2024, as a result of a decrease in attendance, as discussed above, partially offset by an increase in in-park per capita spending. In-park per capita spending increased by 1.1% to $35.82 in the third quarter of 2025 compared to $35.42 in the third quarter of 2024. In park per capita spending improved primarily due to pricing initiatives when compared to the prior year quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2025 decreased $0.7 million, or 1.7%, to $39.9 million as compared to $40.6 million for the three months ended September 30, 2024.

Operating expenses. Operating expenses for the three months ended September 30, 2025 increased $7.1 million, or 3.4%, to $214.4 million as compared to $207.3 million for the three months ended September 30, 2024. The increase in operating expenses was primarily due to an increase in labor-related costs and a $2.1 million increase in non-cash self-insurance adjustments compared to the third quarter of 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2025 increased $5.3 million, or 9.6%, to $60.7 million as compared to $55.4 million for the three months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily due to a $3.7 million increase in third-party consulting costs and legal fees, including approximately $3.3 million of nonrecurring costs primarily related to the share repurchase proposal and strategic initiatives.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2025 increased $3.1 million, or 7.5%, to $44.7 million as compared to $41.6 million for the three months ended September 30, 2024. The increase primarily related to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended September 30, 2025 decreased $6.2 million, or 15.5%, to $33.5 million as compared to $39.7 million for the three months ended September 30, 2024. The decrease primarily related to the net impact of the Refinancing Transactions completed in 2024, which includes a lower average interest rate on our variable debt. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details

Provision for income taxes. Provision for income taxes in the three months ended September 30, 2025 was $29.0 million compared to $41.6 million for the three months ended September 30, 2024. Our consolidated effective tax rate was 24.5% for the three months ended September 30, 2025 compared to 25.8% for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 and 2024 was primarily impacted due to state income taxes and limits on certain compensation deductibility.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table presents key operating and financial information for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,		Variance
	2025	2024	#	%
Summary Financial Data:	(In thousands, except per capita data)
Net revenues:
Admissions	$680,505	$726,766	$(46,261)	(6.4%)
Food, merchandise and other	608,507	614,151	(5,644)	(0.9%)
Total revenues	1,289,012	1,340,917	(51,905)	(3.9%)
Costs and expenses:
Cost of food, merchandise and other revenues	100,062	102,321	(2,259)	(2.2%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	580,453	562,418	18,035	3.2%
Selling, general and administrative expenses	169,196	167,026	2,170	1.3%
Severance and other separation costs	898	577	321	55.6%
Depreciation and amortization	129,371	121,040	8,331	6.9%
Total costs and expenses	979,980	953,382	26,598	2.8%
Operating income	309,032	387,535	(78,503)	(20.3%)
Other expense, net	14	87	(73)	NM
Interest expense	101,573	117,845	(16,272)	(13.8%)
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts	—	2,452	(2,452)	NM
Income before income taxes	207,445	267,151	(59,706)	(22.3%)
Provision for income taxes	54,145	67,551	(13,406)	(19.8%)
Net income	$153,300	$199,600	$(46,300)	(23.2%)
Other data:
Attendance	16,414	16,666	(252)	(1.5%)
Total revenue per capita	$78.53	$80.46	$(1.93)	(2.4%)
Admission per capita	$41.46	$43.61	$(2.15)	(4.9%)
In-park per capita spending	$37.07	$36.85	$0.22	0.6%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the nine months ended September 30, 2025 decreased $46.3 million, or 6.4%, to $680.5 million as compared to $726.8 million for the nine months ended September 30, 2024. The decline was primarily a result of a decrease in admissions per capita and attendance. Total attendance for the first nine months of 2025 decreased by approximately 252 thousand guests, or 1.5%, compared to the first nine months of 2024. The decrease in attendance was primarily due to a decrease in demand compared to the first nine months of 2024. Admission per capita decreased by 4.9% to $41.46 for the nine months ended September 30, 2025 compared to $43.61 for the nine months ended September 30, 2024, primarily due to lower realized pricing on certain admission products and the net impact of the admissions product mix compared to the first nine months of 2024.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2025 decreased $5.6 million, or 0.9%, to $608.5 million as compared to $614.2 million for the nine months ended September 30, 2024 as a result of a decrease in attendance, as discussed above, partially offset by an increase in in-park per capita spending. In-park per capita spending increased by 0.6% to $37.07 for the nine months ended September 30, 2025 compared to $36.85 for the nine months ended September 30, 2024. In park per capita spending improved primarily due to pricing initiatives when compared to the first nine months of 2024.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2025 decreased $2.3 million, or 2.2%, to $100.1 million as compared to $102.3 million for the nine months ended September 30, 2024, primarily due to a decrease in related revenue and the impact of implemented cost savings initiatives.

Operating expenses. Operating expenses for the nine months ended September 30, 2025 increased by $18.0 million, or 3.2%, to $580.5 million as compared to $562.4 million for the nine months ended September 30, 2024. The increase in operating expenses was primarily due to a $7.2 million increase in non-cash self-insurance adjustments and an increase in labor-related costs compared to the first nine months of 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2025 increased $2.2 million, or 1.3%, to $169.2 million as compared to $167.0 million for the nine months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily due to an increase in marketing-related costs compared to the first nine months of 2024.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2025 increased $8.3 million, or 6.9%, to $129.4 million as compared to $121.0 million for the nine months ended September 30, 2024. The increase primarily related to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the nine months ended September 30, 2025 decreased $16.3 million, or 13.8%, to $101.6 million as compared to $117.8 million for the nine months ended September 30, 2024. The decrease primarily related to the net impact of the Refinancing Transactions completed in 2024, which includes a lower average interest rate on our variable debt and write-offs of debt issuance costs and discounts, partially offset by a higher average outstanding balance on our total debt. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Loss on early extinguishment of debt and write-off of debt issuance costs and discounts. Loss on early extinguishment of debt and write-off of debt issuance costs and discounts for the nine months ended September 30, 2024 primarily related to a write-off of debt issuance costs and discounts resulting from the Refinancing Transactions during the nine months ended September 30, 2024. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2025 was $54.1 million compared to $67.6 million for the nine months ended September 30, 2024. Our consolidated effective tax rate was 26.1% for the nine months ended September 30, 2025 and 25.3% for the nine months ended September 30, 2024. The effective tax rate differs from the statutory federal income tax rate of 21.0% for the three and nine months ended September 30, 2025 primarily due to state income taxes and a deferred revaluation due to state filing changes as of January 1, 2025. The effective tax rate differs from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2024 primarily due to state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of September 30, 2025, we had a working capital ratio (defined as current assets divided by current liabilities) of 1.1. We typically have operated with a working capital ratio of near 1.0 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. We believe our cash flow from operations, along with our revolving credit facility, will allow us to meet our liquidity needs.

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

The following table presents a summary of our cash flows (used in) provided by operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited, in thousands)
Net cash provided by operating activities	$301,689	$367,671
Net cash used in investing activities	(167,227)	(222,282)
Net cash used in financing activities	(29,565)	(315,476)
Net increase (decrease) in cash and cash equivalents	$104,897	$(170,087)

Cash Flows from Operating Activities

Net cash provided by operating activities was $301.7 million during the nine months ended September 30, 2025 as compared to $367.7 million during the nine months ended September 30, 2024. The change in net cash provided by operating activities was primarily impacted by changes in working capital.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the nine months ended September 30, 2025 consisted primarily of capital expenditures of $167.2 million largely related to future attractions. Net cash used in investing activities during the nine months ended September 30, 2024 consisted primarily of $222.2 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

	For the Nine Months Ended September 30,
	2025	2024
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$142,175	$153,060
Expansion/ROI projects(b)	25,052	69,147
Capital expenditures, total	$167,227	$222,207

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

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2025 primarily resulted from $16.3 million used to repurchase shares and payment of related excise tax and repayments of $11.6 million on long-term debt. Net cash used in financing activities during the nine months ended September 30, 2024 primarily resulted from $445.3 million used to repurchase shares, repayments of $238.2 million on long-term debt and $8.6 million for payments of tax withholdings on equity-based compensation through shares withheld, partially offset by $379.3 million of net proceeds from the issuance of debt.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of September 30, 2025, our indebtedness consisted of senior secured credit facilities and 5.25% senior notes (the “Senior Notes”).

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended and restated pursuant to a credit agreement (the “Amended and Restated Credit Agreement”) dated August 25, 2021 (the “Senior Secured Credit Facilities”).

As of September 30, 2025, our Senior Secured Credit Facilities consisted of $1.527 billion in Term B-3 Loans which will mature on December 4, 2031, along with a $700.0 million Revolving Credit Facility, which had no amounts outstanding as of September 30, 2025 and will mature on August 23, 2029. As of September 30, 2025, SEA had approximately $10.9 million of outstanding letters of credit, leaving approximately $689.1 million available for borrowing under the Revolving Credit Facility.

Senior Notes

As of September 30, 2025, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029.

Covenant Compliance

As of September 30, 2025, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2025	2024	2025	2024	2025
	(Unaudited, in thousands)
Net income	$89,325	$119,677	$153,300	$199,600	$181,197
Provision for income taxes	29,017	41,597	54,145	67,551	50,623
Interest expense	33,515	39,682	101,573	117,845	151,490
Loss on early extinguishment of debt and write-off of debt issuance costs and discounts (a)	—	—	—	2,452	1,487
Depreciation and amortization	44,702	41,577	129,371	121,040	171,769
Equity-based compensation expense (b)	4,376	3,208	12,752	10,478	16,891
Loss on impairment or disposal of assets and certain non-cash expenses (c)	8,103	4,850	21,311	12,733	41,990
Business optimization, development and strategic initiative costs (d)	4,909	5,655	9,218	13,309	14,307
Certain investment costs and other taxes (e)	1,645	(564)	1,870	3,575	1,887
COVID-19 related incremental costs (f)	241	662	746	2,523	(4,819)
Other adjusting items (g)	446	2,069	5,698	4,614	7,632
Adjusted EBITDA (h)	$216,279	$258,413	$489,984	$555,720	$634,454
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (i)					12,650
Other adjustments as defined in the Debt Agreements (j)					7,624
Covenant Adjusted EBITDA (k)					$654,728

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

(c) Reflects primarily non-cash self-insurance reserve adjustments of: (i) approximately $6.2 million and $15.8 million, respectively, for the three and nine months ended September 30, 2025; (ii) approximately $4.1 million and $8.7 million, respectively, for the three and nine months ended September 30, 2024; and (iii) approximately $28.4 million for the twelve months ended September 30, 2025. Also includes non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service.

(d) For the three, nine, and twelve months ended September 30, 2025, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $3.8 million, $7.3 million, and $9.0 million, respectively, of other business optimization costs and strategic initiative costs and (ii) $0.5 million, $0.9 million, and $4.2 million, respectively, of third-party consulting costs. Reflects business optimization, development and other strategic initiative costs primarily related to: (i) $4.4 million and $7.4 million of third-party consulting costs for the three and nine months ended September 30, 2024, respectively, and (ii) $1.3 million and $5.3 million of other business optimization costs and strategic initiative costs for the three and nine months ended September 30, 2024, respectively.

(e) For the three and nine months ended September 30, 2025, primarily relates to expenses associated with the share repurchase proposal. For the nine months ended September 30, 2024, primarily relates to expenses associated with a stockholders' agreement amendment proposal and a share repurchase proposal.

(f) For the three and nine months ended September 30, 2025 and 2024, primarily reflects costs associated with certain legal matters and nonrecurring contractual liabilities related to the previously disclosed temporary COVID-19 park closures. For the twelve months ended September 30, 2025, primarily reflects a reversal of costs, which had previously been accrued, associated with nonrecurring contractual liabilities and respective assessments related to the previously disclosed temporary COVID-19 park closures.

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

Contractual Obligations

There have been no material changes to our contractual obligations as September 30, 2025 from those previously disclosed in our Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2025.

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

We manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At September 30, 2025, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $700.0 million, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $22.3 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $15.3 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the most recent quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the third quarter of 2025. The following table sets forth information with respect to shares of our common stock purchased by us during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2025	July 31, 2025	—	—	—	$50,977,848
August 1, 2025	August 31, 2025	10,460	$49.29	—	50,977,848
September 1, 2025	September 30, 2025	149,227	$51.47	148,727	543,320,994
		159,687		148,727	$543,320,994

(1)
Except for the 148,727 shares of our common stock repurchased as described in footnote (2), all other purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “2022 Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, we repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the 2022 Share Repurchase Program as of September 30, 2025.

In March 2024, we announced that our Stockholders and Board of Directors approved a $500.0 million share repurchase program (the "2024 Share Repurchase Program"). During the year ended December 31, 2024, we repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million, leaving approximately $37.2 million remaining under the 2024 Share Repurchase Program as of December 31, 2024. During the nine months ended September 30, 2025, we repurchased

100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the 2024 Share Repurchase Program as of September 30, 2025.

In September 2025, we announced that our Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2025 Share Repurchase Program"). During the nine months ended September 30, 2025, we repurchased 148,727 shares for an aggregate total of approximately $7.7 million, leaving approximately $492.3 million remaining under the 2025 Share Repurchase Program as of September 30, 2025.

Under the 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of September 30, 2025. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 13, 2025, Marc Swanson, the Chief Executive Officer of the Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Swanson’s 10b5-1 Plan provides for the potential sale of up to 22,948 shares of the Company’s common stock over the term of the plan, which runs between November 24, 2025 and February 11, 2026. Potential sales under Mr. Swanson’s 10b5-1 Plan are subject to a stock price condition, which provides that sales will only occur if the Company’s stock price meets a certain minimum price.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1*†	Amended and Restated Outside Director Compensation Policy, effective January 1, 2025

10.2*†	Offer Letter of Employment, Agreed and Accepted the 13th day of August 2025, between United Parks & Resorts Inc. and Kevin Connelly

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

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

UNITED PARKS & RESORTS INC.
(Registrant)
Date: November 7, 2025	By: /s/ James Mikolaichik
James Mikolaichik
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 7, 2025	By: /s/ Kevin Connelly
Kevin Connelly
Chief Accounting Officer
(Principal Accounting Officer)