Form 10-K
period 2025-12-31
United Parks & Resorts Inc.
filed 2026-03-03
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,272,248,356 based upon the closing price of the registrant’s common stock, par value $0.01 per share, reported for such date on the New York Stock Exchange. For purposes of this computation, shares of the registrant’s common stock held by each executive officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The registrant had outstanding 48,626,293 shares of Common Stock, par value $0.01 per share as of February 24, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relating to the 2026 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this report.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Orlando, FL

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

In February 2024, we changed our corporate name from SeaWorld Entertainment, Inc. to United Parks & Resorts Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. Unless otherwise noted or the context otherwise requires, (i) references to the “Company,” "United Parks," “we,” “our” or “us” in this Annual Report on Form 10-K refer to United Parks & Resorts Inc. and its consolidated subsidiaries; (ii) references to “guests” refer to our theme park visitors; (iii) references to “customers” refer to any consumer of our products and services, including guests of our theme parks; (iv) references to our “theme parks” or “parks” include all of our owned and separately gated parks; (v) references to the “TEA/AECOM 2024 Report” refer to the 2024 Theme Index: The Global Attractions Attendance Report, TEA/AECOM, 2025; and (vi) references to the “Amusement Today, 2025” refer to the Amusement Today 2025 Golden Ticket Awards, Vol. 29, issue 6.2 dated September 2025. Unless otherwise noted, attendance rankings included in this Annual Report on Form 10-K are based on the TEA/AECOM 2024 Report and are not independently validated by the Company.

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
•
implementation of a new enterprise resource planning system, and challenges with the implementation of the system;
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

PART I.

Item 1. Business

Company Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world. We own or license a portfolio of recognized brands including SeaWorld, Busch Gardens, Aquatica, Discovery Cove and Sesame Place. Over our more than 65-year history, we have developed a diversified portfolio of 13 differentiated theme parks that are grouped in key markets across the United States and in the United Arab Emirates. Many of our theme parks showcase our one-of-a-kind zoological collection and feature a diverse array of both thrill and family-friendly rides, educational presentations, shows and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

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
•
Differentiated Theme Parks. We own and operate 12 theme parks which deliver high-quality educational experiences, entertainment offerings, aesthetic appeal, and shopping and dining experiences. Our portfolio includes theme parks ranked among the most highly attended in the industry, including three of the top 20 theme parks and five of the top 20 water parks in North America, as measured by attendance (TEA/AECOM 2024 Report). Our combined theme park portfolio has over 800 attractions that appeal to guests of all ages, including 75 animal habitats, 154 programs and 209 rides, along with 366 other attractions such as distinctive experiences, tours, events and play areas, among others. In addition, we have nearly 350 restaurants, photo and specialty retail shops. Our theme parks appeal to the entire family and offer a broad range of experiences, ranging from educational animal encounters and presentations and family-friendly attractions, to thrilling rides and exciting shows. In fact, we have won numerous awards and recognition. See further details in our theme park portfolio table located in the Our Theme Parks section which follows. In addition to the above owned parks, see International Development Strategy section which follows for discussion of our licensed SeaWorld branded park in the United Arab Emirates.

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

We also partner with charities across the country whose values and missions are aligned with our own by providing financial support, in-kind resources, strategic guidance, and/or hands-on volunteer work. For example, we are a supporter and a corporate member of the SeaWorld & Busch Gardens Conservation Fund, a non-profit conservation foundation, which makes grants to wildlife research and conservation projects that protect wildlife and wild places worldwide. In addition, we operate one of the world’s most respected rescue programs for ill and injured marine animals, in collaboration with federal, state and local governments, and other members of accredited stranding networks, among others, with the goal of rehabilitating and returning them to the wild. Over our history, our animal experts have helped over 42,000 ill, injured, orphaned and abandoned wild animals. We are committed to animal rescue, conservation research and education and invest millions annually in these efforts.

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

We generally locate our theme parks in geographic clusters, which we believe improves our ability to serve guests by providing them with a varied, comprehensive vacation experience and valuable multi-park pricing packages, as well as improving our operating efficiency through shared overhead costs. Our portfolio of owned theme parks includes the following (see the theme park portfolio table which follows for more details on each of these parks):

•
SeaWorld. SeaWorld is widely recognized as the leading marine-life theme park brand in the world. Our SeaWorld theme parks rank among the most highly attended theme parks in the industry and offer up-close interactive experiences, educational presentations, special dining experiences, family-friendly and thrilling attractions and a variety of educational and entertainment offerings that immerse guests in the marine-life theme. We also offer our guests numerous animal encounters, including the opportunity to work with trainers and feed marine animals, as well as themed thrill and family-friendly rides and entertainment that creatively incorporate our one-of-a-kind zoological collection. We currently own and operate the following SeaWorld-branded theme parks:
•
SeaWorld San Diego is the original SeaWorld theme park and was founded in 1964 by four graduates from the University of California, Los Angeles (UCLA). SeaWorld San Diego spans 190 acres of waterfront property on Mission Bay in San Diego, California, is open year-round and is one of the most visited paid attractions in San Diego. In 2025, SeaWorld San Diego opened Jewels of the Sea, a captivating aquarium featuring multiple galleries, including one of the largest jelly cylinders in the country. SeaWorld San Diego is home to a number of attractions, including Arctic Rescue, a straddle coaster which opened as the fastest and longest of its kind on the West Coast, Emperor, a floorless dive coaster, and Electric Eel, a triple-launch steel roller coaster. SeaWorld San Diego was ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2024 Report).
•
SeaWorld Orlando is a 279-acre theme park open year-round and located in Orlando, Florida, which is the world’s largest theme park destination. In 2025, SeaWorld Orlando opened Expedition Odyssey, a family-friendly immersive flying experience through the skies over the arctic and diving into the icy depths. SeaWorld Orlando is also home to a number of thrilling and family-friendly rides and attractions including Sesame Street Land, an immersive land which includes kids wet and dry play areas, interactive experiences, fun family rides and a Sesame parade, Pipeline: The Surf Coaster, a first-of-its-kind surf coaster, Penguin Trek, a multi-launch family coaster, Infinity Falls, a river rapid ride, and Mako, a high-speed hyper coaster. SeaWorld Orlando was ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2024 Report).
•
SeaWorld San Antonio is one of the world’s largest marine-life theme parks, encompassing 397 acres in San Antonio, Texas. In 2025, SeaWorld San Antonio opened Rescue Jr., a kid friendly realm featuring animal rescue-themed rides and a water play area. SeaWorld San Antonio is also home to a number of attractions including Catapult Falls, the world's first launched flume coaster, Tidal Surge, a Screaming Swing ride, Texas StingRay, the tallest, fastest and longest wooden coaster in Texas and Turtle Reef, a one-of-a-kind sea turtle attraction.

•
Busch Gardens. Our Busch Gardens theme parks are family-oriented destinations designed to immerse guests in international geographic settings. They are renowned for their thrill ride, entertainment and zoological offerings, as well as their beautiful landscaping and gardens. Our Busch Gardens theme parks allow our guests to discover the natural side of fun by offering a family experience featuring a variety of attractions, roller coasters, educational experiences and high-energy theatrical productions that appeal to all ages. We currently own and operate the following Busch Gardens theme parks:
•
Busch Gardens Tampa Bay is open year-round and features exotic animals, shows and both thrill and family-friendly rides on 306 acres of lush natural landscape. The zoological collection is a popular attraction for families, and the portfolio of rides broaden the theme park’s appeal to teens and thrill seekers of all ages. In 2025, Busch Gardens Tampa Bay opened Wild Oasis, an interactive realm featuring a drop tower, climbing canopy, water play area and multi-species animal habitat. Busch Gardens Tampa Bay is also home to Iron Gwazi, a hybrid coaster, Phoenix Rising, a family suspended coaster, Serengeti Flyer, the world's tallest and fastest Screaming Swing and Tigris, a triple launch steel coaster that catapults riders forward and backward. Busch Gardens Tampa Bay was ranked among the top 20 theme parks in North America, as measured by attendance (TEA/AECOM 2024 Report).
•
Busch Gardens Williamsburg, a 422-acre theme park, is regularly recognized as one of the highest quality theme parks in the world, capturing dozens of awards over its history for attraction and show quality, design, landscaping, culinary operations and theming. In 2025, Busch Gardens Williamsburg opened The Big Bad Wolf: The Wolf's Revenge, the longest family inverted coaster in North America. Busch Gardens Williamsburg is also home to a number of thrilling roller coasters and attractions including DarKoaster, the first all-indoor straddle coaster in North America, Pantheon, a multi-launch coaster and Finnegan’s Flyer, an extreme swing ride.
•
Aquatica. Our Aquatica-branded water parks are premium, family-oriented destinations in a South Seas-themed tropical setting. Aquatica water parks build on the aquatic theme of our SeaWorld brand and feature high-energy rides, water attractions, white-sand beaches and an innovative presentation of marine animals. We position our Aquatica water parks as companions to our SeaWorld theme parks and currently own and operate the following separately gated Aquatica branded theme parks:
•
Aquatica Orlando is an 81-acre South Seas-themed water park close to SeaWorld Orlando that is open year-round. The water park features state-of-the-art attractions for guests of all ages and swimming abilities, including some that pass by or through animal habitats. In 2025, Aquatica Orlando launched Illuminate, a separately ticketed nighttime lantern festival. Aquatica Orlando is also home to Tassie's Underwater Twist, an immersive water slide with video display elements and an original soundtrack, Turi's Kid Cove, a multi-feature water play area, Reef Plunge, a body slide which passes through an underwater habitat, and Riptide Race, a dueling pipeline slide. Aquatica Orlando was ranked #3 most attended water park in North America (TEA/AECOM 2024 Report).
•
Aquatica San Antonio is an 18-acre water park located adjacent to SeaWorld San Antonio. The water park features a variety of waterslides, rivers, lagoons, a large beach area and private cabanas. Aquatica San Antonio is home to Tikitapu Splash, a multi-level interactive water-play structure, Riptide Race, a dueling pipeline slide and Tonga Twister, a high energy body slide. Aquatica San Antonio was ranked #7 most attended water park in North America (TEA/AECOM 2024 Report).
•
Discovery Cove. Located next to SeaWorld Orlando, Discovery Cove is a 58-acre, reservations only, all-inclusive marine life theme park that is open year-round and features premium culinary offerings. The theme park restricts its attendance in order to assure a more intimate experience. Discovery Cove provides guests with a full day of activities, including the opportunity to interact with dolphins and sharks, snorkel with thousands of tropical fish, wade in a lush lagoon with stingrays and hand-feed birds in a free flight aviary. Discovery Cove was the first all-inclusive day resort and animal interaction park in the U.S. to be designated a Certified Autism Center (IBCCES, 2019). Discovery Cove was ranked #18 most attended water park in North America (TEA/AECOM 2024 Report).
•
Sesame Place. Our Sesame Place theme parks are the only theme parks in the United States entirely dedicated to the award-winning television show, Sesame Street, and its spirit of imagination. The theme parks share the Company’s “education and learning through entertainment” philosophy and allows parents and children to experience Sesame Street together through whirling rides, water slides, colorful shows and furry friends. We currently own and operate the following separately Sesame Place branded theme parks:
•
Sesame Place Philadelphia is a 55-acre theme park located in Langhorne, Pennsylvania. The theme park features dry and water rides, play areas, meet and greets, shows year-round events and a parade all themed to Sesame Street. Sesame Place Philadelphia is home to a number of attractions including 123 Playground, an interactive play area, Bert & Ernie's Splashy Shores, a multi-feature water play area and Oscar's Wacky Taxi, a family-friendly hybrid coaster. Sesame Place Philadelphia was the first theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018).

•
Sesame Place San Diego is a 17-acre theme park opened in 2022 on the site of our former Aquatica San Diego park in Chula Vista, California. The park features an interactive Sesame Street Neighborhood, where kids can play with immersive physical and digital character experiences. Guests also have exciting ways to engage with Sesame Street characters, including a live character show, a daily parade, one-of-a-kind photo opportunities and a character dining experience. Along with ongoing park offerings, the park has a full lineup of exciting family-friendly events and seasonal celebrations throughout the year.

See additional discussion concerning the license agreement with Sesame Workshop in the “—Intellectual Property” section included elsewhere in this Annual Report on Form 10-K.

•
Water Country USA. Located on 222 acres, Virginia’s largest family water park, Water Country USA, features state-of-the-art water rides and attractions, all set to a 1950s and 1960s surf theme. Water Country USA is located near Busch Gardens Williamsburg and home to a number of attractions including High Tide Harbor, a multi-level water play structure which opened in 2025, Nitro Racer: Supercharged, a high-speed mat racing slide and Riptide Race, the first dueling pipeline slide in Virginia. Water Country USA was ranked #6 most attended water park in North America (TEA/AECOM 2024 Report).
•
Adventure Island. Located adjacent to Busch Gardens Tampa Bay, Adventure Island is a 56-acre water park which features water rides, dining and other attractions that incorporate a Key West theme. Adventure Island was ranked #8 most attended water park in North America (TEA/AECOM 2024 Report). Adventure Island is home to Castaway Falls, a multi-level splash and play area, Rapids Racer, a dueling pipeline slide, and Wahoo Remix, a family raft ride with synchronized light and sound elements.

The table which follows represents our theme park portfolio in 2025 and some of our recent awards and recognition.

Location	Theme Park	Year Opened	Awards/Recognition	2025 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Orlando, FL		1973
•
Voted #3 Nation’s Best Amusement Park in 2025, 2024 and 2023 and #1 in 2022 and 2021 (USA Today, 2021-2025) and voted Orlando’s Best Theme Park from 2016 through 2019 (Orlando Sentinel, 2016-2019)
•
Ranked #1 Best Marine Life/Wildlife Park from the award’s inception in 2006 through 2022. Received Golden Ticket Awards Legend distinction in 2023 as the category was retired (Amusement Today, 2006-2019, 2021-2023)
•
Features Mako which ranked #5 Best Roller Coaster for 2025, #2 for 2024 and 2022, and #1 for 2023 and 2021 (USA Today, 2021-2025) as well as #22 top steel roller coaster in the world in 2025, #19 in 2024, and #17 in 2023 (Amusement Today, 2023-2025), Ice Breaker which was awarded Best New Amusement Park Attraction for 2022, Pipeline: The Surf Coaster which was ranked #3 Best New Theme Park Attraction for 2023 (USA Today, 2022-2023), SeaWorld Christmas which ranked #1 Theme Park Holiday Event for 2022, #2 in 2023 and 2024, and #3 for 2025 (USA Today, 2022-2025) and Howl-O-Scream which ranked #1 Best Theme Park Halloween Event in 2023, #2 in 2024, and #4 in 2025 (USA Today, 2023-2025)
•
Awarded an International Association of Amusement Parks and Attractions (“IAAPA”) 2022 Brass Ring Award (IAAPA)
				18	15	25	53
		2000	• Ranked #4 Best Marine Life/Wildlife Park in 2022 and 2021 and #3 in 2019 (Amusement Today, 2019, 2021-2022) • Voted Best Theme Park in Orlando for 2022 and 2021 and Best Romantic Thing to Do in Orlando for 2024 (USA Today, 2021-2022, 2024) • Voted Best Marine Mammal Park (Global Brands Magazine, 2020) • Awarded a Good Housekeeping 2025 Best Family Travel Award (Good Housekeeping, 2025)	6	3	0	12
		2008	• Voted #1 for Nation’s Best Outdoor Waterpark in 2023, 2022, 2021 and 2018, #2 in 2024, #3 in 2025 and among top 5 in 2019 and 2020 (USA Today, 2018-2025) and #5 Best Water Park of 2023 (Amusement Today, 2023) • Voted Orlando’s Best Waterpark from 2016 through 2019 (Orlando Sentinel 2016-2019) • Ranked among the top 25 water parks in the U.S. (TripAdvisor, 2019) • Features Riptide Race, ranked #2 Best New Water Park Ride of 2021 (Amusement Today, 2021)	3	14	0	5

Location	Theme Park	Year Opened	Awards/Recognition	2025 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Tampa, FL		1959
•
Ranked #4 for the Nation’s Best Amusement Park for 2025, #9 for 2024 and #8 for 2023 (USA Today, 2023-2025) and features Iron Gwazi which ranked #1 Best New Roller Coaster for 2022 (Amusement Today, 2022), #7 Best Roller Coaster for 2025, #9 for 2024 and #4 for 2023 (USA Today, 2023-2025), and #4 top steel roller coaster in the world in 2025 (Amusement Today, 2025), and was awarded Favorite New Attraction in 2023 (National Amusement Park Historical Association, 2023), Serengeti Flyer which ranked #9 Best New Theme Park Attraction in 2023, Animal Care Center which was ranked #5 Best Theme Park Entertainment in 2023, Turn It Up! Show which ranked among top 5 Best Amusement Park Entertainment from 2019-2024 Rhythm of Nature which was ranked #4 Best Theme Park Entertainment in 2025 and Howl-O-Scream which ranked #8 Best Theme Park Halloween Event in 2025, #1 in 2024, #2 in 2023, #4 in 2022, and #3 in 2021 (USA Today, 2019-2025)
•
Ranked #2 Best Marine Life/Wildlife Park of 2022 and 2021 and features 3 of the world’s top 50 steel roller coasters in 2023 (Amusement Today, 2021-2023)
•
Ranked among top 10 amusement parks in the U.S. in 2024 and 2022 and among top 15 in 2025 and 2023 (TripAdvisor, 2022-2025)
				15	28	28	60
		1980	• Ranked #7 for the Nation’s Best Outdoor Waterpark in 2023, #5 in 2022, #8 in 2021 and 2020, and #9 in 2025 (USA Today, 2020-2025)	0	13	0	6
San Diego, CA		1964	• Ranked #5 Best Marine Life/Wildlife Park in 2021 and among top three from 2006 through 2018 (Amusement Today, 2006-2018, 2021) • Features Emperor which ranked #3 Best New Amusement Park Attraction for 2022 and the #10 Best Roller Coaster for 2023 (USA Today, 2022-2023) • Awarded three IAAPA 2018 Brass Ring Awards and one in 2017 (IAAPA)	19	15	15	30
		1996(a)	• Located in Chula Vista, California and formerly operated as Aquatica San Diego • First theme park in the San Diego area to open as a Certified Autism Center (IBCCES, 2022)	0	15	0	11
San Antonio, TX		1988	• Features Tidal Surge which ranked #5 Best New Amusement Park Attraction for 2022 (USA Today, 2022), and Texas Stingray which was ranked #4 Best New Roller Coaster of 2021 and ranked in the top 50 wooden roller coasters in the world for 2025 and 2023 (Amusement Today, 2021, 2023, 2025) and #5 Best New Amusement Park Attraction for 2020 (USA Today, 2020-2021) • Awarded an International Association of Amusement Parks and Attractions 2022 Brass Ring Award (IAAPA) • Ranked among top four Best Marine Life Parks from 2006 through 2018 (Amusement Today, 2006-2018)	8	16	27	64
		2016(b)	• Features Riptide Race which ranked #3 Best New Water Park Ride of 2022 (Amusement Today, 2022) • Ranked among top 15 water parks in the U.S. (TripAdvisor 2019) • Ranked # 10 for the Nation’s Best Outdoor Waterpark for 2025 (USA Today, 2025)	1	14	0	8
Williamsburg, VA		1975
•
Ranked #7 for the Nation’s Best Amusement Park in 2025, 2024 and 2023 and features Pantheon which ranked #4 Best New Amusement Park Attraction for 2022 and ranked #10 Best Roller Coaster for 2024 (USA Today, 2022-2025), and Big Bad Wolf: The Wolf’s Revenge which ranked #5 Best New Roller Coaster of 2025 (Amusement Today, 2025) , the Celtic Fyre show which was awarded the Best Amusement Park Entertainment for 2018 through 2025, and Howl-O-Scream which ranked #1 Best Theme Park Halloween Event in 2024 and #4 in 2022 (USA Today, 2018-2025)
•
Ranked among top 25 amusement parks in the U.S. (TripAdvisor, 2019-2020, 2024)
•
Named the World’s Most Beautiful Amusement Park for 35 consecutive years (National Amusement Park Historical Association, 2025)
•
Awarded #1 for the Most Beautiful Park/Best Landscaping in 2025, 2023 and 2022, #2 in 2024, #3 in 2021, and #1 for 2020 and each prior year since the category’s inception in 1998 and two of the world’s top 50 steel roller coasters in 2025, led by Apollo’s Chariot, the #14 rated steel roller coaster in the world (Amusement Today, 1998- 2019, 2021-2025)
				5	37	39	46
		1984	• Ranked #8 in 2025 and 2023, #3 in 2022, and #4 in 2021 for the Nation’s Best Outdoor Waterpark (USA Today, 2021-2025) • Ranked among top 25 water parks in the U.S. (TripAdvisor 2019-2020) • Features Riptide Race which was awarded the #2 Best New Water Park Ride of 2023 and the Cutback Water Coaster ride which was awarded the Best New Water Park Ride of 2019 (Amusement Today, 2019, 2023)	0	16	0	5

Location	Theme Park	Year Opened	Awards/Recognition	2025 Theme Park Portfolio(c)
				Animal Habitats(d)	Rides(e)	Pro- grams(f)	Other(g)
Langhorne, PA		1980	• Ranked #5 Best Family Park of 2021 and #2 in 2019 (Amusement Today, 2021, 2019) and features Oscar’s Wacky Taxi, ranked among the top 5 Best New Rides of 2018 (Amusement Today, 2018) • First theme park in the world to be designated as a Certified Autism Center (IBCCES, 2018)	0	23	20	66
Total(h)				75	209	154	366
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
(c)
The 2025 theme park portfolio represents animal habitats, rides, shows and other offerings which were available to guests in 2025.
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
(g)
Represents our 2025 portfolio for events, distinctive experiences and play areas, which collectively may include educational and/or conservation-related elements and may include special limited time events; distinctive experiences often limited to small groups and individuals and/or requiring a supplemental fee (such as educational tours, immersive dining experiences and interactions with animals); and pure play areas, typically designed for children or seasonal special events, often without a queue (such as water splash areas or Halloween mazes).
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

During 2025, we opened numerous new rides and attractions including The Big Bad Wolf: The Wolf's Revenge (Busch Gardens Williamsburg), which ranked #2 of the top 10 Best New Amusement Park Attractions to Experience in 2026 (USA Today, 2026). For 2026, we believe we have an outstanding line-up of new rides and attractions, popular events and new and improved in park venues and offerings across our parks. This includes the following new rides and attractions expected to open in 2026:

•
SEAQuest: Legends of the Deep (SeaWorld Orlando): Guests will embark on a vibrant submersible adventure through undersea ecosystems, where they'll encounter extraordinary lifeforms, breathtaking environments, and inspiring stories of the sea. This groundbreaking attraction plunges explorers into an environment of awe and mystery, guided by the SeaWorld Adventure Team
•
Shark Encounter refresh (SeaWorld San Diego): A re-imagined and immersive version of the Shark Encounter as part of the "Fin Shui" project. Guests will encounter new shark species alongside a vibrant array of marine life—including additional sharks and colorful fish—as the expanded exhibit transforms into a dynamic underwater adventure.
•
Barracuda Strike (SeaWorld San Antonio): Texas' first inverted family coaster invites guests of all ages to dive into the deep and experience one of the ocean's most agile predator. With every twist, drop, and tight turn, Barracuda Strike will deliver excitement that's appeals to both thrill seekers and families.
•
Lion & Hyena Ridge (Busch Gardens Tampa Bay): An expanded and reimagined area of the park increases the existing space to more than double its previous size, creating nearly 35,000 square feet of dynamic savanna terrain where two of Africa's most iconic species will thrive - a pride of five young male lions and a pair of playful hyenas.

•
Verbolten - Forbidden Turn (Busch Gardens Williamsburg): A re-imagined indoor/outdoor multi-launch roller coaster opening this spring with new immersive storytelling and special effects. This family-friendly roller coaster delivers surprises at every turn as it transports visitors through the Black Forest, soon discovering all is not what it seems.

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

We are also a leader in animal rescue. Working in partnership with state, local and federal agencies, our rescue teams are on call 24 hours a day, seven days a week, 365 days a year. Consistent with our mission to protect animals and their ecosystems, our rescue teams mobilize and often travel hundreds of miles to help ill, injured, orphaned or abandoned wild animals in need of our expert care, always with the goal of returning them to their natural habitat. Over our history, we have helped over 42,000 animals across a number of species including bottlenose dolphins, manatees, sea lions, seals, sea turtles, sharks, birds and more. We have one of the largest manatee rescue operations in the world and operate one of only three manatee critical care facilities in the U.S. and in the past six years have helped over 330 manatees.

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

Human Capital Management

We have a diverse and mission-driven team of employee ambassadors. Our team makes it possible each day to provide our guests with experiences that matter and to inspire them to protect animals and the wild wonders of our world. As of December 31, 2025, we employed approximately 3,300 full-time employees and approximately 12,900 part-time and seasonal employees. During our peak operating season in 2025, we employed additional part-time and seasonal employees, including high school and college students. None of our employees are currently covered by a collective bargaining agreement.

Our focus on recruiting and training the best talent possible has resulted in management, supervisory and ambassadors that are highly talented. Our management and supervisory team is approximately 49% female and 32% from underrepresented communities. Similarly, our overall workforce is 50% female and 49% from underrepresented communities. We do not simply view diversity as gender and ethnicity representation, but rather a continual commitment to focus on creating the best and most inclusive workplace possible by recognizing and celebrating our unique backgrounds.

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

As a result of the COVID-19 pandemic and the related impacts, group events and/or attendance in 2023 were impacted. Additionally, a portion of our group attendance comes from international groups for which travel was impacted by COVID-19 factors in parts of 2023. See the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the public health events on our business and financial performance.

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

Our Markets, Guests and Customers

Our theme parks are entertainment venues with broad demographic appeal and are located near a number of large metropolitan areas, including 6 of the 10 most populous metropolitan areas in the United States and 9 of the top 25 Best of the Best Destinations in the United States (U.S. Census, 2025; TripAdvisor, 2025). Additionally, because our theme parks are divided between regional and destination theme parks, historically our guests have included local visitors, non-local domestic visitors and international visitors. As a result of the COVID-19 pandemic and the related impacts, travel from international and/or domestic markets were impacted in parts of 2023. See the “Risk Factors” section included elsewhere in this Annual Report on Form 10-K for further discussion of the adverse impacts of the public health events on our business and financial performance.

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

Recent Regulatory Developments

The U.S. Department of Agriculture’s Animal and Plant Health Inspection Service (“APHIS”) released a proposed rule on February 3, 2016, to amend the Animal Welfare Act regulations concerning the humane handling, care and treatment of marine mammals in captivity (the “Proposed APHIS Regulations”). The Proposed APHIS Regulations were subject to public comment which ended on May 4, 2016. We submitted a comment letter to APHIS expressing our views on the Proposed APHIS Regulations. The full impact of the Proposed APHIS Regulations on our business will not be known until the Proposed APHIS Regulations are finalized. These Proposed APHIS Regulations were not listed as a priority for APHIS with the release in September 2025 of the Department of Agriculture’s latest Semiannual Unified Agenda of Federal Regulatory and Deregulatory Actions for Spring 2025 (the “Spring 2025 Unified Agenda”) indicating that the agency did not plan any further action at that time on the matter. However, there can be no assurance that APHIS will not propose or enact regulations that could materially impact the Company in the future.

On January 6, 2023, APHIS published an Advanced Notice of Proposed Rulemaking ("ANPR") to amend Wild and Exotic Animal Handling, Enrichment and Training Regulations. APHIS requested public comment on its proposed regulations and standards for animals covered under the Animal Welfare Act in three areas: (i) public handling of wild and exotic animals at licensed exhibitors, (ii) the training of personnel who handle wild and exotic animals in these settings, and (iii) environmental enrichment to promote the psychological well-being of all species covered under the Animal Welfare Act. The deadline for comments on these proposed rules closed on April 10, 2023. APHIS has taken no further action on this matter. APHIS listed in the Fall 2024 Unified Agenda a possible publication of a Notice of Proposed Rule Making in 2025, however no further action was taken and APHIS did not list this item in its Spring 2025 Unified Agenda, which was published on September 4, 2025.

On August 30, 2024, the Occupational, Safety and Health Administration ("OSHA") published a Notice of Proposed Rulemaking to protect indoor and outdoor workers from hazardous heat and solicited comments about the extent and nature of hazardous heat in the workplace and the nature and effectiveness of interventions and controls used to prevent heat-related injury and illness. OSHA extended the comment period twice in 2024. The last comment period closed on January 14, 2025. OSHA held an informal public hearing on this matter on June 16, 2025 and continues to review public comments, but no further action has been scheduled.

On March 5, 2025, U.S. Rep. Andre Carson (D-IN) reintroduced in the 119th Congress the National Amusement Park Ride Safety Act to expand Consumer Product Safety Commission jurisdiction to develop safety standards for amusement park rides, investigate accidents, develop and enforce action plans to correct defects, improve safety for roller coaster operators, and act as a clearinghouse for accident and defect data. The bill was referred to the Energy and Commerce Committee. No hearings or consideration of the bill has been scheduled in the House.

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

On May 8, 2017, an affiliate of ZHG Group, Sun Wise (UK) Co., LTD. (“ZHG”) acquired approximately 21% of the then outstanding shares of our common stock from certain affiliates of Blackstone (the “Seller”), pursuant to a Stock Purchase Agreement between ZHG and the Seller (the “Stock Purchase Agreement”). ZHG pledged such shares in connection with certain loan obligations of ZHG (the “Pledged Shares”). ZHG subsequently defaulted on such loan obligations and, as a result, certain lenders (the “Lenders”) foreclosed on the Pledged Shares and, accordingly, the Pledged Shares were transferred to a security agent for the Lenders (the “Security Agent”), on May 3, 2019. On May 27, 2019, the Security Agent entered into a share repurchase agreement with us pursuant to which the Security Agent agreed to sell and we agreed to purchase 5,615,874 of the Pledged Shares held by the Security Agent (the “SEAS Repurchase”). On May 27, 2019, the Security Agent also entered into a stock purchase agreement with Hill Path Capital LP (“Hill Path”) and certain of its affiliates pursuant to which the Security Agent agreed to sell and certain affiliates of Hill Path agreed to purchase, in the aggregate, 13,214,000 of the Pledged Shares held by the Security Agent. The purchase closed on May 30, 2019. As of December 31, 2025, Hill Path owned approximately 53.2% of our total outstanding common stock.

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
•
We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may have an adverse effect on our business, financial condition and results of operations.
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

In recent years, in part due to the overall labor market, including inflationary pressures on wages and the challenging current operating environment, we have faced increased turnover throughout the company and challenges in meeting our staffing goals. These staffing challenges have also led to wage pressures and less than optimal staffing levels, which have impacted and could continue to impact our ability to open some of our food and beverage and retail outlets, caused us to temporarily close some rides or attractions, and/or caused longer wait times in certain areas of our parks, which has and could continue to impact the guest experience. Despite the staffing challenges we have encountered, which at times have included maintenance, security and/or animal care personnel, we have not and will not compromise the safety of our guests, ambassadors or animals. That said, if we are unable to attract and retain adequate numbers of employees to staff our parks especially during peak periods, this could materially adversely affect our business and negatively impact our results of operations and the guest experience as it could impact the number of venues, rides and/or attractions we can open. See also, “Increased labor costs and employee health and welfare benefits may negatively impact our operations.”

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

Our success depends to a significant extent on discretionary consumer spending. Some of the factors that may influence consumer spending on entertainment and recreational activities include general economic conditions, the availability of discretionary income, consumer confidence, high interest rates, domestic and global supply chain issues, high levels of unemployment, pandemics, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, the housing market, fluctuating foreign currency exchange rates and credit availability, government measures, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment, including recessionary concerns. From 2022 through 2024, the Federal Reserve raised interest rates eleven times in response to concerns about inflation. While the Federal Reserve decreased interest rates three times each in 2024 and 2025 and may further decrease interest rates in 2026, interest rates remain elevated and there is no guarantee that the Federal Reserve will take such action. Elevated interest rates and volatility in financial markets may increase economic uncertainty and negatively affect consumer spending.

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

In 2019, Hill Path Capital LP and certain of its affiliates (“Hill Path”) purchased, in the aggregate, 13,214,000 shares of our common stock (the “HP Purchase”). In connection with the HP Purchase, the Company and Hill Path entered into a Stockholders Agreement (as amended February 27, 2024), a Registration Rights Agreement and an Undertaking Agreement as described more fully in our Form 8-K dated May 27, 2019 (collectively, the “HP Agreements”). On July 7, 2020, Hill Path filed with the SEC a Schedule 13D/A (the “Schedule 13D/A”) reporting that such persons had accumulated a total of 27,205,306 shares of our common stock, which represents approximately 53.2% of our total outstanding shares of common stock as of December 31, 2025. Also, certain funds affiliated with Hill Path have other economic interests in the Company. Please refer to their most recent Schedule 13D/A filed on July 2, 2025. In addition, the Hill Path Schedule 13D filed on May 1, 2017, as amended, states, among other things, that Hill Path may suggest changes in our business, operations, capital structure, capital allocation, corporate governance, and other strategic matters.

Under the HP Agreements, we agreed to appoint up to three Hill Path director designees (“Hill Path Designees”) to our Board of Directors of which two directors may be affiliated with Hill Path and, subject to the independence standards of the New York Stock Exchange, there must be one Hill Path Designee on each committee of the Board, as determined by Hill Path and subject to the approval of the Nominating and Corporate Governance Committee. However, in light of the benefits that the Nominating and Corporate Governance Committee of the Board and the full Board (including all of the non-Hill Path Designees) believe that Aayushi Dalal contributes to the Company as a member of the Board, all of the current directors who are not affiliated with Hill Path, as well as the full Board, determined to grant a one-time waiver of the limitation in the Stockholders Agreement that no more than two Hill Path Designees be affiliated with Hill Path solely to permit Aayushi Dalal to join the Board. Scott Ross, founder of Hill Path, and James Chambers, a Partner at Hill Path, and Aayushi Dalal, a Managing Director at Hill Path are the Hill Path Designees. Mr. Ross currently serves as Chairman of the Board and Chairman of the Compensation Committee and also serves on the Nominating and Corporate Governance Committee and the Revenue Committee. Mr. Chambers serves as Chairman of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee and the Revenue Committee.

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

Under legislation passed by the City of San Diego specifically for employees working in the hospitality industry which includes theme parks, beginning on July 1, 2026, San Diego’s minimum wage for theme park employees will increase to $19.00 per hour with further increases of $1.50 per hour each year on July 1 until reaching $25.00 per hour effective July 1, 2030. From that point forward, future minimum wage increases will be adjusted annually for inflation starting July 1, 2031. Under current Virginia law, its state minimum wage is $12.00 an hour adjusted annually beginning January 1, 2025 based on changes in the consumer price index, which for 2025 resulted in a minimum wage of $12.41 and increased to $12.77 in 2026. In November 2020, Florida passed a ballot initiative providing for its minimum wage to increase by $1.00 per hour on September 30 of each year until the minimum wage reaches $15.00 per hour on September 30, 2026. From that point forward, future minimum wage increases will be adjusted annually for inflation starting September 30, 2027. In addition, a number of companies with whom we compete for talent have announced wage and benefit increases to attract and retain employees in a tight labor market which has driven-up labor costs. Increases to the minimum wage in locations where we do business, increases to wages of companies with whom we compete for talent and/or increased benefit costs will negatively impact our operating expenses. See also “If we fail to hire and/or retain employees, our business may be adversely affected”.

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

Approximately 59%, 16% and 13% of our revenues in 2025 were generated in the States of Florida, California and Virginia, respectively. Any risks described in this Annual Report on Form 10-K, such as the occurrence of natural disasters and travel-related disruptions or incidents, affecting the States of Florida, California and Virginia generally, may materially adversely affect our business, financial condition or results of operations, especially if they have the effect of decreasing attendance at our theme parks or, in extreme cases, cause us to close any of our theme parks for any period of time. For example, in 2024, Hurricane Milton led to closures at our parks in Florida for a combined 14 operating days which unfavorably impacted our attendance. Also, our parks in Texas and Virginia have previously been negatively impacted by hurricanes. Although we attempt to manage our exposure to such events by implementing our hurricane preparedness plan, our theme parks located in Orlando and Tampa, Florida and in Williamsburg, Virginia have previously experienced closures as a result of storms, which negatively impacted attendance and results of operations. Furthermore, changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures.

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

We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may have an adverse effect on our business, financial condition and results of operations.

We are in the process of completing the implementation of a complex new enterprise resource planning system (“ERP”). The ERP implementation has required the integration of the new ERP with multiple information systems and business processes and has been designed to continue to accurately maintain our books and records and provide timely information to our management team. Conversion from our old systems to the new ERP may cause inefficiencies until the ERP is stabilized and mature. The implementation of our new ERP will mandate changes to our procedures and controls over financial reporting. If we are unable to adequately implement and maintain procedures and controls relating to our new ERP, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.

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

Although none of our employees are currently covered under collective bargaining agreements, we have experienced union organizing activities in certain units in the Company. For example, in recent years, we experienced increased union organizing activities and most of these activities were resolved favorably. In 2025, two groups of employees, impacting approximately 115 employees in aggregate, voted in favor of unionization. We cannot guarantee that certain of our employees will not elect to be represented by labor unions in the future. If some or all of our collective bargaining agreement terms are significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may disrupt our operations and reduce our revenues, and resolution of labor and employment-related disputes may increase our costs.

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

For example, as of December 31, 2025, our Senior Secured Credit Facilities and Senior Unsecured Credit Facilities were rated by Standard and Poor’s Financial Services (corporate credit rated BB with a stable outlook, the Senior Secured Credit Facilities rated BB+, and the Senior Unsecured Credit Facilities rated B+) and Moody’s Investors Service (corporate family rated Ba3 with a stable outlook, the Senior Secured Credit Facilities rated Ba2, and the Senior Unsecured Credit Facilities rated B2). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds and related margins, liquidity and access to capital markets. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings could increase our borrowing costs.

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2025, our total indebtedness was approximately $2.248 billion. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, capital expenditures, future business opportunities and/or share repurchases of our common stock; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth. During 2021, 2022 and parts of 2023, the United States experienced elevated levels of inflation. Increased inflation is likely to cause interest rates (including SOFR) to remain high. From 2022 through 2024, the Federal Reserve raised interest rates eleven times in response to concerns about inflation. While the Federal Reserve decreased interest rates three times each in 2024 and 2025 and may further decrease interest rates in 2026, interest rates remain elevated and there is no guarantee that the Federal Reserve will take such action. Any further increase in interest rates could increase our borrowing costs on variable debt and adversely affect our business. We do not currently have any of our debt hedged. A hypothetical increase in Term SOFR of 100 bps would increase our annual interest expense by approximately $15.2 million. Increased debt service costs would adversely affect our cash flow and net income. There can be no assurance that if we intend to enter into a hedge, that we will be able to enter into hedging arrangements on favorable terms or at all.

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

We purchase some of our merchandise for resale and other products used in our business from entities which are located in foreign countries. Additionally, some of our ride manufacturers may be located in foreign countries or utilize components manufactured or sourced from foreign countries. These relationships expose us to risks associated with doing business globally, including changes in tariffs, quotas and other restrictions on imports (collectively “Trade Restrictions”) as well as escalating global trade tensions and the potential for international supply chain disruptions due to geopolitical events. The United States has imposed, and the presidential administration has indicated may further impose, tariffs on certain imports from China and other countries. Such Trade Restrictions have resulted in, and any further restrictions may further result in, increased costs and could result in lower gross margin on impacted products and/or will likely result in increases in the cost of capital projects, unless we are able to successfully take any one or more of the following mitigating actions: increase our prices, move production to countries with no or lower tariffs or away from domestic vendors who source from China or other tariff impacted countries, or alter or cease offering certain products. Any increase in pricing, alteration of products or reduced product offering could reduce the competitiveness of our products. Furthermore, any retaliatory counter-measures imposed by countries subject to such tariffs could increase our, or our vendors’, import expenses. Additionally, even if the products we import are not directly impacted by tariffs, the imposition and maintenance of such tariffs on goods imported into the United States could cause increased prices for consumer goods, in general, which could have a negative impact on consumer spending for discretionary items reducing attendance or spending at our parks. These direct and indirect impacts of increased tariffs or Trade Restrictions implemented by the United States, both individually and cumulatively, could have a material adverse effect on our business, financial condition and results of future operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified and implemented a number of actions that effectively remediated the previously-disclosed material weakness and concluded that its internal control over financial reporting is effective. However, the Company cannot provide assurances that the remediated material weakness will not reoccur in the future, or that a new material weakness will occur. The existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. If such material weakness is not remediated effectively or in a sufficient amount time, the Company could be impacted by a material misstatement of our annual or interim financial statements that was not prevented or detected in a timely basis, which could have a negative effect on our results of operations and/or the trading price of our securities.

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

The trading price of our common stock has been, and may continue to be, volatile. Since shares of our common stock were sold in our IPO in April 2013 through December 31, 2025, our common stock close price has ranged from $7.46 to $74.44. In addition to the risk factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may be adversely affected due to a number of factors, many of which are beyond our control, including:

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
•
return of capital to our shareholders, including through repurchases of our common stock;
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

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on capital projects and expenses, managing debt levels, and periodically returning capital to our stockholders through share repurchases and/or dividends. There can be no assurance that our capital allocation decisions will enhance stockholder value. Our Board has previously authorized a share repurchase program of up to $500.0 million of our common stock (the “2025 Share Repurchase Program”), of which approximately $347.6 million remained available under the 2025 Share Repurchase Program as of December 31, 2025, a share repurchase program of up to $500.0 million of our common stock (the “2024 Share Repurchase Program”), of which approximately $32.6 million remained available under the 2024 Share Repurchase Program as of December 31, 2025 and a share repurchase program of up to $250.0 million of our common stock (the “2022 Share Repurchase Program”), of which approximately $18.3 million remained available under the 2022 Share Repurchase Program as of December 31, 2025. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities.

The IRA, which was passed in August 2022, contains a 1% excise tax on share repurchases, which may impact our future decisions on how to return value to shareholders in the most tax efficient manner and would increase the cost of share repurchases.

During 2025, we completed share repurchases of 4,180,798 shares for an aggregate total of approximately $157.0 million. Repurchases of our common stock pursuant to the 2025 Share Repurchase Program, 2024 Share Repurchase Program and 2022 Share Repurchase Program could affect our stock price and increase its volatility. The existence of the 2025 Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although the 2025 Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce such program’s effectiveness. See Note 18–Stockholders’ Deficit in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In addition, the shares of our common stock reserved for future issuance under the 2025 Omnibus Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, any applicable lock-up agreements in effect from time to time and Rule 144, as applicable. A total of 6,320,680 shares of common stock were reserved for issuance under the 2025 Omnibus Incentive Plan, of which approximately 5,189,000 shares of common stock remain available for future issuance as of December 31, 2025. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 55.1% of our common stock outstanding as of December 31, 2025. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 2. Properties

The following table summarizes our principal properties as of December 31, 2025, which includes approximately 400 acres of land available for future development.

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

The annual rent under the lease is calculated on the basis of a specified percentage of Sea World LLC’s gross income from the Premises (the “Percentage Rent”), or the minimum yearly rent (the “Minimum Rent”), whichever is greater. Portions of the Percentage Rent are subject to adjustment every 10 years. The minimum yearly rent which was approximately $10.4 million for the each of the years ended December 31, 2025, 2024 and 2023, is adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years. The current minimum yearly rent effective January 1, 2026 is approximately $10.7 million and is next subject to adjustment on January 1, 2029.

The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego. As a result, the Company deferred payment of $8.3 million of Minimum Rent for the year ended December 31, 2020 and accrued certain fees. During the fourth quarter of 2024, the Company reached a settlement with the City of San Diego and agreed to pay $8.5 million related to the Minimum Rent for the year ended December 31, 2020. The settlement amount was included in accounts payable and accrued expenses as of December 31, 2024 and was subsequently funded in the first quarter of 2025.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “PRKS.” As of February 23, 2026, there were approximately 218 holders of record of our outstanding common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We currently do not pay a dividend.

Stock Price Performance

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of the five-year cumulative total stockholder return for our common stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P Midcap 400 Index and the S&P 400 Movies & Entertainment Index. The graph assumes that $100 was invested in our common stock and in each index at the market close on December 31, 2020 and assumes that all dividends, if any, were reinvested. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
United Parks & Resorts Inc.	$100.00	$205.32	$169.37	$167.22	$177.85	$114.90
S&P 500 Index - Total Return	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P Midcap 400 Index	$100.00	$124.76	$108.47	$126.29	$143.89	$154.68
S&P 400 Movies & Entertainment Index	$100.00	$99.27	$138.89	$172.14	$275.00	$279.71

Note: Data complete through last fiscal year. Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.

Index Data: Copyright Standard and Poor’s Inc. Used with permission. All rights reserved.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2025.

Purchases of Equity Securities by the Issuer

The following table sets forth information with respect to shares of our common stock purchased by us during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2025	October 31, 2025	419,559	$51.08	419,559	$521,891,513
November 1, 2025	November 30, 2025	2,384,015	$34.81	2,378,375	$439,107,472
December 1, 2025	December 31, 2025	1,150,930	$35.74	1,134,137	$398,587,583
Total		3,954,504		3,932,071	$398,587,583

(1)
All purchases were made pursuant to our Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “2022 Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, we repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the 2022 Share Repurchase Program as of December 31, 2025.

In March 2024, we announced that our Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2024 Share Repurchase Program"). During the year ended December 31, 2024, we repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million. During the year ended December 31, 2025, we repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the 2024 Share Repurchase Program as of December 31, 2025.

In September 2025, we announced that our Stockholders and Board of Directors approved a $500.0 million share repurchase program (the "2025 Share Repurchase Program"). During the year ended December 31, 2025, we repurchased 4,080,798 shares for an aggregate total of approximately $152.4 million, leaving approximately $347.6 million remaining under the 2025 Share Repurchase Program as of December 31, 2025.

Collectively, under the 2024 Share Repurchase Program and 2025 Share Repurchase Program, we repurchased 4,180,798 shares for an aggregate total of approximately $157.0 million during the year ended December 31, 2025.

Under the 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of December 31, 2025. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 18–Stockholders’ Deficit in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
•
Liquidity, Capital Resources and Indebtedness: Provides a discussion of our cash flows, sources and uses of cash, commitments, capital resources and indebtedness as of December 31, 2025.
•
Critical Accounting Policies and Estimates: Provides a discussion of our critical accounting policies which require the exercise of judgment and the use of estimates.

Management’s discussion and analysis relating to the fiscal year ended December 31, 2024 and the applicable year-to-year comparisons to the fiscal year ended December 31, 2023 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which specific discussion is incorporated herein by reference.

Business Overview

We are a leading theme park and entertainment company providing experiences that matter and inspiring guests to protect animals and the wild wonders of our world. We own or license a portfolio of recognized brands, including SeaWorld, Busch Gardens, Aquatica, Discovery Cove and Sesame Place. Over our more than 65-year history, we have developed a diversified portfolio of 13 differentiated theme parks that are grouped in key markets across the United States and in the United Arab Emirates. Many of our theme parks showcase our one-of-a-kind zoological collection and feature a diverse array of both thrill and family-friendly rides, educational presentations, shows and/or other attractions with broad demographic appeal which deliver memorable experiences and a strong value proposition for our guests.

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

Total revenue per capita, defined as total revenue divided by total attendance, consists of admission per capita and in-park per capita spending:

•
Admission Per Capita. We calculate admission per capita as total admissions revenue divided by total attendance. Admission per capita is primarily driven by ticket pricing, the admissions product mix (including the impact of pass visitation rates), and the park attendance mix, among other factors. The admissions product mix, also referred to as the attendance or visitation mix, is defined as the mix of attendance by ticket category such as single day, multi-day, annual/season passes or complimentary tickets/passes and can be impacted by the mix of guests, as domestic and international guests generally purchase higher admission per capita ticket products than local guests. A higher mix of attendance from complimentary tickets/passes will lower admissions per capita. Pass visitation rates are the number of visits per pass. A higher number of visits per pass, including complimentary tickets/passes, would yield a lower admissions per capita as the revenue is recognized over more visits. The park attendance mix is defined as the mix of theme parks visited and can impact admission per capita based on the theme park’s respective pricing which, on average, is lower for our water parks compared to our other theme parks.
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

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because four of our theme parks were historically only open for a portion of the year. As a result, approximately two-thirds of our attendance and revenues were historically generated in the second and third quarters of the year and we generally incurred a net loss in the first quarter. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our seven theme parks which have historically been open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks and/or start dates could also impact attendance patterns.

Any changes to the operating schedule of a park such as increasing operating days for our historically seasonal parks, could change the impact of seasonality in the future. Incremental operating days generally are expected to drive incremental attendance and revenue.

Results of Operations

The following discussion provides an analysis of our operating results for the years ended December 31, 2025 and 2024.

Comparison of the Years Ended December 31, 2025 and 2024

The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following table presents key operating and financial information for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31,		Variance
	2025	2024	#	%
Selected Statements of Comprehensive Net Income Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$883,385	$939,629	$(56,244)	(6.0%)
Food, merchandise and other	779,174	785,672	(6,498)	(0.8%)
Total revenues	1,662,559	1,725,301	(62,742)	(3.6%)
Costs and expenses:
Cost of food, merchandise and other revenues	127,563	131,407	(3,844)	(2.9%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	765,874	749,690	16,184	2.2%
Selling, general and administrative expenses	227,749	216,898	10,851	5.0%
Severance and other separation costs	1,463	577	886	153.6%
Depreciation and amortization	174,474	163,438	11,036	6.8%
Total costs and expenses	1,297,123	1,262,010	35,113	2.8%
Operating income	365,436	463,291	(97,855)	(21.1%)
Other expense, net	4,759	64	4,695	NM
Interest expense	134,140	167,762	(33,622)	(20.0%)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	3,939	(3,939)	ND
Income before income taxes	226,537	291,526	(64,989)	(22.3%)
Provision for income taxes	58,184	64,029	(5,845)	(9.1%)
Net income	$168,353	$227,497	$(59,144)	(26.0%)
Other data:
Attendance	21,169	21,547	(378)	(1.8%)
Total revenue per capita	$78.54	$80.07	$(1.53)	(1.9%)
Admission per capita	$41.73	$43.61	$(1.88)	(4.3%)
In-park per capita spending	$36.81	$36.46	$0.35	1.0%

NM-Not meaningful

ND-Not determinable

Admissions revenue. Admissions revenue for the year ended December 31, 2025 decreased $56.2 million, or 6.0%, to $883.4 million as compared to $939.6 million for the year ended December 31, 2024. The decline was a result of a decrease in admission per capita and a decrease in attendance of 0.4 million guests, or 1.8%. The decrease in attendance was primarily due to a combination of factors including a decline in visitation from international markets and reseller tickets along with changes in operating schedules across parks and less than optimal execution. Admission per capita decreased by 4.3% to $41.73 in 2025 compared to $43.61 in 2024. Admission per capita decreased the impact of promotional activities and visitation mix and when compared to 2024.

Food, merchandise and other revenue. Food, merchandise and other revenue for the year ended December 31, 2025 decreased $6.5 million, or 0.8% to $779.2 million as compared to $785.7 million for the year ended December 31, 2024. The decrease results from the decrease in attendance discussed above, partially offset by improved in-park per capita spending. In-park per capita spending increased by 1.0%, to $36.81 in 2025 from $36.46 in 2024. In park per capita spending improved primarily due to pricing and operating initiatives when compared to 2024.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the year ended December 31, 2025 decreased $3.8 million, or 2.9%, to $127.6 million as compared to $131.4 million for the year ended December 31, 2024, primarily due to a decrease in inventory write-offs.

Operating expenses. Operating expenses for the year ended December 31, 2025 increased by $16.2 million, or 2.2% to $765.9 million as compared to $749.7 million for the year ended December 31, 2024. The increase in operating expenses is primarily due to an increase in labor-related costs when compared to 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2025 increased by $10.9 million, or 5.0% to $227.7 million as compared to $216.9 million for the year ended December 31, 2024. The increase in selling, general and administrative expenses is primarily due to an increase in marketing-related costs when compared to 2024.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2025 increased by $11.0 million, or 6.8% to $174.5 million as compared to $163.4 million for the year ended December 31, 2024. The increase primarily relates to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Other expense, net. Other expense, net for the year ended December 31, 2025 primarily relates to an approximately $8.6 million one-time non-cash write-off of certain accounts receivable balances, partially offset by interest expected to be received related to a property tax refund. See Note 2–Summary of Significant Accounting Policies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Interest expense. Interest expense for the year ended December 31, 2025 decreased $33.6 million, or 20.0% to $134.1 million as compared to $167.8 million for the year ended December 31, 2024. The decrease primarily related to the net impact of the Refinancing Transactions completed in 2024, which includes a lower average interest rate on our variable debt and write-offs of debt issuance costs and discounts, partially offset by a higher average outstanding balance on our total debt. See Note 11–Long-Term Debt in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Provision for income taxes. Provision for income taxes was $58.2 million compared to $64.0 million in the years ended December 31, 2025 and 2024, respectively. Our consolidated effective tax rate was 25.7% for 2025 compared to 22.0% for 2024. The effective tax rate differs from the statutory federal income tax rate of 21.0% for the year ended December 31, 2025 primarily due to state income taxes and a deferred revaluation due to state filing changes as of January 1, 2025. The effective tax rate differs from the statutory federal income tax rate of 21% for the year ended December 31, 2024 primarily due to state income taxes and limits on certain compensation deductibility, partially offset by a tax benefit related to equity-based compensation which vested during the period and a deferred adjustment related to fixed assets. See Note 12–Income Taxes in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of December 31, 2025, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.7. We typically have operated with a working capital ratio of near 1.0 due to significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. Our cash flow from operations, along with our revolving credit facilities, have historically allowed us to meet our liquidity needs.

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

The following table presents a summary of our cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net cash provided by operating activities	$380,085	$480,139	$504,916
Net cash used in investing activities	(217,489)	(248,505)	(305,607)
Net cash used in financing activities	(178,727)	(362,663)	(34,707)
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(16,131)	$(131,029)	$164,602

Cash Flows from Operating Activities

Net cash provided by operating activities was $380.1 million during the year ended December 31, 2025 as compared to $480.1 million during the year ended December 31, 2024. The change in net cash provided by operating activities was primarily impacted by changes in working capital.

Net cash provided by operating activities was $480.1 million during the year ended December 31, 2024 as compared to $504.9 million during the year ended December 31, 2023. The change in net cash provided by operating activities was primarily impacted by an increase in cash paid for interest and income taxes.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the year ended December 31, 2025 consisted of capital expenditures of $217.5 million largely related to future attractions (see further breakdown of capital expenditures in the table below). Net cash used in investing activities during the years ended December 31, 2024 and 2023 consisted primarily of capital expenditures of $248.4 million and $304.8 million, respectively.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$182,438	$177,718	$226,244
Expansion/ROI projects(b)	35,051	70,712	78,592
Capital expenditures, total	$217,489	$248,430	$304,836

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

Cash Flows from Financing Activities

Net cash used in financing activities during the year ended December 31, 2025 primarily results from $160.4 million used to repurchase shares and payment of related excise tax and repayments of $15.4 million on long-term debt.

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

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of December 31, 2025, our indebtedness consisted of senior secured credit facilities and 5.25% senior notes due 2029 (the “Senior Notes”).

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

As of December 31, 2025, our Senior Secured Credit Facilities consisted of $1.523 billion in Term B-3 Loans, which will mature on December 4, 2031, along with a $700.0 million Revolving Credit Facility, which had no amounts outstanding as of December 31, 2025 and will mature on August 23, 2029. As of December 31, 2025, SEA had approximately $10.9 million of outstanding letters of credit, leaving approximately $689.1 million available for borrowing under the Revolving Credit Facility. Subsequent to December 31, 2025, SEA borrowed $80.0 million on the Revolving Credit Facility for general working capital purposes.

Senior Notes

As of December 31, 2025, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029.

Covenant Compliance

As of December 31, 2025, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes. See Note 11–Long-Term Debt to our consolidated financial statements for further details relating to our restrictive covenants.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income	$168,353	$227,497	$234,196
Provision for income taxes	58,184	64,029	78,911
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs (a)	—	3,939	—
Interest expense	134,140	167,762	146,666
Depreciation and amortization	174,474	163,438	154,208
Equity-based compensation expense (b)	17,765	14,617	17,961
Loss on impairment or disposal of assets and certain non-cash expenses (c)	29,007	33,412	31,636
Business optimization, development and strategic initiative costs (d)	15,118	18,398	33,903
Certain investment costs and other taxes (e)	1,926	3,592	1,711
COVID-19 related incremental costs (f)	892	(3,042)	9,076
Other adjusting items (g)	5,283	6,548	5,223
Adjusted EBITDA (h)	605,142	700,190	713,491
Items added back to Covenant Adjusted EBITDA as defined in the Debt Agreements:
Estimated cost savings (i)	8,700	23,800	23,100
Other adjustments as defined in the Debt Agreements (j)	11,601	6,242	7,350
Covenant Adjusted EBITDA (k)	$625,443	$730,232	$743,941
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
(c)
For the years ended December 31, 2025, 2024 and 2023 reflects approximately $17.5 million, $21.2 million and $11.8 million, respectively, related to non-cash self-insurance reserve adjustments. Also includes non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service. See Note 8–Property and Equipment, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(d)
For the year ended December 31, 2025, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $7.6 million related to the implementation of a new enterprise resource planning system and (ii) $4.5 million of other business optimization costs and strategic initiative costs.

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

(e)
For the year ended December 31, 2025, primarily relates to expenses associated with a share repurchase proposal. For the year ended December 31, 2024, primarily relates to expenses associated with a stockholders' agreement amendment proposal and a share repurchase proposal.
(f)
For the year ended December 31, 2025, primarily reflects costs associated with certain legal matters and nonrecurring contractual liabilities and respective assessments related to the previously disclosed temporary COVID-19 park closures.

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

Contractual Obligations

We had no off-balance sheet arrangements as of December 31, 2025. The following table summarizes our principal contractual obligations as of December 31, 2025:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt (including current portion)(a)	$2,248,019	$15,423	$30,846	$755,846	$1,445,904
Interest on long-term debt(b)	690,393	132,541	262,900	206,919	88,033
Operating and finance leases(c)	250,019	14,602	25,714	23,897	185,806
Purchase obligations, license commitments and other(d)	186,924	176,757	7,067	2,067	1,033
Total contractual obligations	$3,375,355	$339,323	$326,527	$988,729	$1,720,776
(a)
Represents principal payments. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(b)
Includes amounts attributable to the Senior Secured Credit Facilities and Senior Notes calculated as of December 31, 2025 using certain assumptions. See Note 11–Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(c)
Represents commitments under long-term operating and finance leases requiring annual minimum lease payments, primarily consisting of the lease for the land of our SeaWorld theme park in San Diego, California. See Note 13–Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
(d)
We have minimum purchase commitments with various vendors through 2031. Outstanding minimum purchase commitments consist primarily of capital expenditures related to future attractions, infrastructure enhancements for existing facilities and information technology products and services. Amounts have been calculated using early termination fees or non-cancelable minimum contractual obligations by period, as applicable, under contracts that were in effect as of December 31, 2025. In addition, in connection with the Sesame License Agreement we have made certain commitments, as a result, obligations related to this agreement are included in the table above. For further details, refer to Note 14–Commitments and Contingencies in our notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We utilize a two-step approach to recognize and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolutions of related appeals or litigation process. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating our tax positions and estimating our tax benefits. There is no uncertain tax benefit recorded for the periods ending December 31, 2025, 2024, and 2023, and no interest or penalties have been accrued. Within twelve months, we do not expect to record any uncertain tax benefit.

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

As of December 31, 2025 and 2024, we have a valuation allowance of approximately $4.8 million and $5.0 million, net of federal tax benefit, respectively, on our deferred tax assets related to state net operating loss carryforwards, which we believed did not meet the “more likely than not” criteria and would expire before being realized in future periods.

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

We presently manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At December 31, 2025, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $700.0 million, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $22.2 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $15.2 million.

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

Our management, under the supervision and participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There were no changes in our internal control over financial reporting identified during the most recent quarter covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management, under the supervision and participation of the principal executive officer and principal financial officer, determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

None of our directors or officers adopted or terminated a Rule 10b5-1 (as defined in Rule 16a-1(f)) trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our Equity Compensation Plan as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	630,101	$46.90	5,188,863
Equity compensation plan not approved by security holders	—	—	—
Total	630,101	$46.90	5,188,863

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets	F-5

Consolidated Statements of Operations	F-6

Consolidated Statements of Changes in Stockholders’ Deficit	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-31

2. Financial Statement Schedules

Schedule I—Registrant’s Condensed Financial Statements	F-32 to F-36

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index beginning on page 58

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

Exhibit No.	Description
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

10.19

License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-35883))

10.20†	United Parks & Resorts Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2017 (File No. 001-35883))

10.21†

Form of Deferred Stock Unit Grant Notice and Deferred Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35883)

Exhibit No.	Description
10.22

Cooperation Agreement, dated November 5, 2017, between Hill Path Capital LP and SeaWorld Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.23

Side Letter, dated November 5, 2017, between SeaWorld Entertainment, Inc. and Hill Path Capital LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2017 (File No. 001-35883))

10.24†

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

10.28

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

10.29†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-35883))

10.30†

Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (Employees—Performance-Based Restricted Stock Units) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-35883))

10.31

Amendment 1 to License Agreement, dated May 16, 2017, by and between Sesame Workshop and SeaWorld Parks & Entertainment, Inc. (Portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.32

Amended and Restated Security Agreement dated as of August 25, 2021 among the Grantors identified herein and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.33

Amended & Restated Pledge Agreement dated as of August 25, 2021 between SeaWorld Entertainment, Inc. and JPMorgan Chase Bank, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.34

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
10.35

Trademark Security Agreement, dated as of October 29, 2021, by Sea World LLC, a Delaware limited liability company, and SeaWorld Parks & Entertainment LLC, a Delaware limited liability company (each, a “Grantor” and collectively, the “Grantors”), in favor of JPMorgan Chase Bank, N.A., in its capacity as collateral agent pursuant to the Credit Agreement (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35883))

10.36

Incremental Amendment and Lender Joinder Agreement, dated as of June 9, 2022, by and among Goldman Sachs Lending Partners LLC, as an Incremental Revolving Facility Lender, SeaWorld Parks & Entertainment, Inc., and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2022 (File No. 001-35883))

10.37†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Senior Leadership Team Executive Employees – Performance-Based Restricted Stock Units (fiscal 2022 awards)) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2022 (File No. 001-35883))

10.38†

Form of Option Grant Notice and Option Agreement (Employees—Time-Based Matching Options) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2022 (File No. 001-35883))

10.39†

Offer Letter of Employment, Agreed and Accepted the 25th day of January 2023, between SeaWorld Entertainment, Inc. and Jim Forrester (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2023 (File No. 001-35883))

10.40†

Form of Option Grant Notice and Option Agreement (2023 Long-Term Incentive Plan Awards) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-35883))

10.41†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (2023 Long-Term Incentive Plan Awards) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023 (File No. 001-35883))

10.42

Amended and Restated Outside Director Compensation Policy, effective January 1, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2025 (File No. 001-35883))

10.43

First Amendment to the Stockholders Agreement, dated as of February 27, 2024, by and between Hill Path Capital LP and United Parks & Resorts Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2024 (File No. 001-35883))

10.44†

Form of Option Grant Notice and Option Agreement (Exercise Restricted 2024 Long-Term Incentive Plan Awards) (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2025 (File No. 001-35883))

10.45†

Form of Option Grant Notice and Option Agreement (Unrestricted 2024 Long-Term Incentive Plan Awards) (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2025 (File No. 001-35883))

10.46†

Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (2024 Long-Term Incentive Plan Awards) (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2025 (File No. 001-35883))

10.47†

Offer Letter of Employment, Agreed and Accepted the 13th day of August 2025, between United Parks & Resorts Inc. and Kevin Connelly (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2025 (File No. 001-35883))

10.48†*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement

10.49†*	Form of Option Grant Notice and Option Agreement (Exercise Restricted)

10.50†*	Form of Option Grant Notice and Option Agreement (Unrestricted)

Exhibit No.	Description
10.51†*	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Long-Term Incentive Plan Awards)

10.52†*	Form of Performance Stock Unit Grant Notice and Restricted Stock Unit Agreement (Supplemental Annual Incentive Plan Award)

19.1*	United Parks & Resorts Inc. Securities Trading Policy, effective March 5, 2024

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on February 26, 2016 (File No. 001-35883))

23.1*	Consent of KPMG LLP

31.1*	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 3, 2026

By: /S/ MARC G. SWANSON

Name: Marc G. Swanson

Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity

/S/ MARC G. SWANSON	March 3, 2026	Chief Executive Officer (Principal Executive Officer)
Marc G. Swanson
/S/ JAMES W. FORRESTER, JR.	March 3, 2026	Interim Chief Financial Officer (Principal Financial Officer)
James W. Forrester, Jr.

/S/ KEVIN CONNELLY	March 3, 2026	Chief Accounting Officer (Principal Accounting Officer)
Kevin Connelly

/S/ JAMES CHAMBERS	March 3, 2026	Director
James Chambers

/S/ AAYUSHI DALAL	March 3, 2026	Director
Aayushi Dalal

/S/ WILLIAM GRAY	March 3, 2026	Director
William Gray
/S/ TIMOTHY J. HARTNETT	March 3, 2026	Director
Timothy J. Hartnett

/S/ NATHANIEL J. LIPMAN	March 3, 2026	Director
Nathaniel J. Lipman

/S/ YOSHIKAZU MARUYAMA	March 3, 2026	Director
Yoshikazu Maruyama

/S/ THOMAS E. MOLONEY	March 3, 2026	Director
Thomas E. Moloney

/S/ NEHA JOGANI NARANG	March 3, 2026	Director
Neha Jogani Narang

/S/ SCOTT I. ROSS	March 3, 2026	Director
Scott I. Ross
/S/ KIMBERLY K. SCHAEFER	March 3, 2026	Director
Kimberly K. Schaefer

UNITED PARKS & RESORTS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

United Parks & Resorts Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of United Parks & Resorts Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Deferred revenue related to annual and season pass products

As discussed in Notes 2 and 4 to the consolidated financial statements, annual and season pass products allow guests access to specific parks over a specified time. For these passes, revenue is deferred and recognized over the terms of the admission product based on estimated redemption rates for similar products and is adjusted periodically throughout the year. The Company estimates redemption rates using historical and forecasted attendance trends by park for similar products. Attendance trends factor in seasonality and are adjusted based on actual trends periodically throughout the year. These estimated redemption rates impact the timing of when revenue is recognized on these products. As of December 31, 2025, the Company had recorded $156.1 million of deferred revenue, a portion of which related to the consideration received for annual and season pass products in excess of redemptions.

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
March 3, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

United Parks & Resorts Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited United Parks & Resorts Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated March 3, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

March 3, 2026

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$99,762	$115,893
Accounts receivable, net	77,287	79,442
Inventories	51,628	45,846
Prepaid expenses and other current assets	54,117	29,247
Total current assets	282,794	270,428
Property and equipment, at cost	4,136,832	3,959,943
Accumulated depreciation	(2,219,562)	(2,072,660)
Property and equipment, net	1,917,270	1,887,283
Goodwill	66,278	66,278
Trade names/trademarks, net	157,846	157,846
Right of use assets-operating leases	125,410	129,875
Deferred tax assets, net	2,478	5,694
Other assets, net	64,198	56,174
Total assets	$2,616,274	$2,573,578
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$152,939	$163,552
Current maturities of long-term debt	15,423	15,423
Operating lease liabilities	4,216	4,079
Accrued salaries, wages and benefits	27,046	22,666
Deferred revenue	143,325	152,655
Other accrued liabilities	41,783	54,493
Total current liabilities	384,732	412,868
Long-term debt, net	2,217,708	2,228,746
Long-term operating lease liabilities	110,926	115,117
Deferred tax liabilities, net	258,492	213,319
Other liabilities	80,222	65,068
Total liabilities	3,052,080	3,035,118
Commitments and contingencies (Note 14)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,330,004 and 97,080,628 shares issued at December 31, 2025 and 2024, respectively	973	971
Additional paid-in capital	745,789	729,965
Retained earnings	805,949	637,596
Treasury stock, at cost (46,236,087 and 42,055,289 shares at December 31, 2025 and 2024, respectively)	(1,988,517)	(1,830,072)
Total stockholders’ deficit	(435,806)	(461,540)
Total liabilities and stockholders’ deficit	$2,616,274	$2,573,578

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net revenues:
Admissions	$883,385	$939,629	$954,083
Food, merchandise and other	779,174	785,672	772,504
Total revenues	1,662,559	1,725,301	1,726,587
Costs and expenses:
Cost of food, merchandise and other revenues	127,563	131,407	131,697
Operating expenses (exclusive of depreciation and amortization shown separately below)	765,874	749,690	758,874
Selling, general and administrative expenses	227,749	216,898	221,237
Severance and other separation costs	1,463	577	816
Depreciation and amortization	174,474	163,438	154,208
Total costs and expenses	1,297,123	1,262,010	1,266,832
Operating income	365,436	463,291	459,755
Other expense (income), net	4,759	64	(18)
Interest expense	134,140	167,762	146,666
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	3,939	—
Income before income taxes	226,537	291,526	313,107
Provision for income taxes	58,184	64,029	78,911
Net income	$168,353	$227,497	$234,196

Earnings per share:
Earnings per share, basic	$3.09	$3.82	$3.66
Earnings per share, diluted	$3.06	$3.79	$3.63
Weighted average common shares outstanding:
Basic	54,566	59,546	63,955
Diluted	54,991	60,010	64,494

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In thousands, except per share and share amounts)

	Shares of Common Stock Issued	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at January 1, 2023	96,287,771	$963	$710,151	$175,903	$(1,324,681)	$(437,664)
Equity-based compensation	—	—	17,032	—	—	17,032
Vesting of restricted shares	372,674	4	(4)	—	—	—
Shares withheld for tax withholdings	(110,672)	(1)	(6,858)	—	—	(6,859)
Exercise of stock options	110,584	1	2,939	—	—	2,940
Repurchase of 313,750 shares of treasury stock, at cost	—	—	—	—	(17,861)	(17,861)
Net income	—	—	—	234,196	—	234,196
Balance at December 31, 2023	96,660,357	$967	$723,260	$410,099	$(1,342,542)	$(208,216)
Equity-based compensation	—	—	13,673	—	—	13,673
Vesting of restricted shares	529,733	5	(5)	—	—	—
Shares withheld for tax withholdings	(166,928)	(2)	(8,754)	—	—	(8,756)
Exercise of stock options	57,466	1	1,791	—	—	1,792
Repurchase of 9,365,000 shares of treasury stock, at cost including excise tax	—	—	—	—	(487,530)	(487,530)
Net income	—	—	—	227,497	—	227,497
Balance at December 31, 2024	97,080,628	$971	$729,965	$637,596	$(1,830,072)	$(461,540)
Equity-based compensation	—	—	17,233	—	—	17,233
Vesting of restricted shares	256,651	2	(2)	—	—	—
Shares withheld for tax withholdings	(58,163)	(1)	(2,539)	—	—	(2,540)
Exercise of stock options	50,888	1	1,132	—	—	1,133
Repurchase of 4,180,798 shares of treasury stock, at cost including excise tax	—	—	—	—	(158,445)	(158,445)
Net income	—	—	—	168,353	—	168,353
Balance at December 31, 2025	97,330,004	$973	$745,789	$805,949	$(1,988,517)	$(435,806)

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$168,353	$227,497	$234,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,474	163,438	154,208
Amortization of debt issuance costs and discounts	4,385	4,978	6,131
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	5,544	—
Deferred income tax provision	49,054	50,694	72,636
Equity-based compensation	17,233	13,673	17,032
Other including loss on impairment or disposal of assets, net	31,282	33,816	30,523
Changes in assets and liabilities:
Accounts receivable	5,036	(10,926)	(4,528)
Inventories	(8,628)	2,597	5,366
Prepaid expenses and other current assets	(23,644)	(7,727)	9,448
Accounts payable and accrued expenses	(9,339)	13,248	(8,887)
Accrued salaries, wages and benefits	4,380	1,462	3,781
Deferred revenue	(13,734)	475	(13,953)
Other accrued liabilities	(15,726)	(15,297)	5,608
Right-of-use assets and operating lease liabilities	412	596	439
Other assets and liabilities	(3,453)	(3,929)	(7,084)
Net cash provided by operating activities	380,085	480,139	504,916
Cash Flows From Investing Activities:
Capital expenditures	(217,489)	(248,430)	(304,836)
Other investing activities	—	(75)	(771)
Net cash used in investing activities	(217,489)	(248,505)	(305,607)
Cash Flows From Financing Activities:
Proceeds from the issuance of debt, net	—	378,295	—
Repayments of long-term debt	(15,423)	(242,058)	(12,000)
Proceeds from draw on revolving credit facility	—	—	20,000
Repayments of revolving credit facility	—	—	(20,000)
Purchase of treasury stock, including related excise tax paid	(160,413)	(482,922)	(17,861)
Payment of tax withholdings on equity-based compensation through shares withheld	(2,540)	(8,756)	(6,859)
Exercise of stock options	1,133	1,792	2,940
Debt issuance costs	—	(7,780)	—
Other financing activities	(1,484)	(1,234)	(927)
Net cash used in financing activities	(178,727)	(362,663)	(34,707)
Change in Cash and Cash Equivalents, including Restricted Cash	(16,131)	(131,029)	164,602
Cash and Cash Equivalents, including Restricted Cash—Beginning of year	115,893	246,922	82,320
Cash and Cash Equivalents, including Restricted Cash—End of year	$99,762	$115,893	$246,922
Supplemental Disclosures of Noncash Investing and Financing Activities
Capital expenditures in accounts payable and accrued expenses	$41,420	$40,583	$50,618
Excise tax accrued on treasury stock repurchases	$1,455	$4,608	$—
Treasury stock purchases not yet settled in accounts payable and accrued expenses	$1,174	$—	$—

See accompanying notes to consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS

United Parks & Resorts Inc., previously SeaWorld Entertainment, Inc., through its wholly-owned subsidiary, SeaWorld Parks & Entertainment, Inc. (“SEA”) (collectively, the “Company”), owns and operates twelve theme parks within the United States. Prior to December 1, 2009, the Company did not have any operations. On December 1, 2009, the Company acquired all of the outstanding equity interest of Busch Entertainment LLC and affiliates from Anheuser Busch Companies, Inc. and Anheuser-Busch InBev SA/NV (“ABI”). The Company completed an initial public offering in April 2013. As of December 31, 2025, Hill Path Capital LP ("Hill Path") owned approximately 53.2% of the Company's total outstanding common stock.

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

During the years ended December 31, 2025, 2024 and 2023, respectively, approximately 59%, 58% and 59% of the Company’s revenues were generated in the State of Florida which exposes the Company to risks affecting the Florida market, such as natural disasters, severe weather or other incidents.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions as well as operating cash onsite at each theme park to fund daily operations and amounts due from third-party credit card companies with settlement terms of less than four days. The amounts due from third-party credit card companies totaled $16.3 million and $14.5 million at December 31, 2025 and 2024, respectively. The cash balances in all accounts held at financial institutions are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”) through December 31, 2025. At times, cash balances may exceed federally insured amounts and potentially subject the Company to a concentration of credit risk. Management believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

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

Accounts Receivable—Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from customers for the sale of admission products, including amounts due for admissions products purchased on monthly installment arrangements. The Company is not exposed to a significant concentration of credit risk. The Company records an allowance on trade accounts receivable with an offset to the provision for bad debt for estimated credit losses expected based on its history of uncollectible accounts. For all periods presented, the provision for bad debt related to trade accounts receivable was immaterial. The Company also records an allowance for estimated credit losses on amounts due from monthly installment arrangements based on historical default rates. As of December 31, 2025 and 2024, the Company recorded $19.0 million and $20.4 million, respectively, as an allowance on its installment arrangements, which is included in accounts receivable, net, in the accompanying consolidated balance sheets, with a corresponding reduction to deferred revenue. During the fourth quarter of 2025, the Company determined that a portion of its accounts receivable related to monthly installment arrangements was uncollectible and recorded a credit loss of approximately $8.6 million for the year ended December 31, 2025, included within other expense, net in the accompanying consolidated statements of operations. The uncollectible balances include approximately $4.7 million related to periods prior to the year ended December 31, 2025.

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

Certain costs related to animals exhibited in the theme parks are capitalized and amortized over their estimated lives (1-50 years). All costs to care for animals are expensed as incurred. Construction in progress assets consist primarily of new rides, attractions and infrastructure improvements that have not yet been placed in service. These assets are stated at cost and are not depreciated. Once construction of the assets is completed and placed into service, assets are reclassified to the appropriate asset class based on their nature and depreciated in accordance with the useful lives above. Debt interest is capitalized on all active construction projects. Total interest capitalized for the years ended December 31, 2025, 2024 and 2023 was $2.5 million, $5.4 million and $11.1 million, respectively.

Computer System Development Costs

The Company capitalizes computer system development costs that meet established criteria and, once placed in service, amortizes those costs to expense on a straight-line basis over five years. Total capitalized costs related to computer system development costs, net of accumulated amortization, were $32.3 million and $21.8 million as of December 31, 2025 and 2024, respectively, and are recorded in other assets in the accompanying consolidated balance sheets. Accumulated amortization was $25.6 million and $18.6 million as of December 31, 2025 and 2024, respectively. Amortization expense of capitalized computer system development costs during the years ended December 31, 2025, 2024 and 2023 was $5.0 million, $3.9 million and $1.8 million, respectively, and is recorded in depreciation and amortization in the accompanying consolidated statements of operations. Systems reengineering costs are expensed as incurred.

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

Self-Insurance Reserves

Reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance. Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims. Such amounts are accrued for when claim amounts become probable and estimable. Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon the Company’s claims data history, actuarially determined loss development factors and qualitative considerations such as claims management activities. The Company maintains self-insurance reserves for healthcare, auto, general liability and workers’ compensation claims. Total claims reserves were $88.1 million at December 31, 2025, of which $2.4 million is recorded in accrued salaries, wages and benefits, $22.8 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. Total claims reserves were $70.4 million at December 31, 2024, of which $2.2 million is recorded in accrued salaries, wages and benefits, $20.0 million is recorded in other accrued liabilities and the remaining long-term portion is recorded in other liabilities in the accompanying consolidated balance sheets. All reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense using the effective interest method over the term of the related debt and are included in long-term debt, net, in the accompanying consolidated balance sheets. See further discussion in Note 11–Long-Term Debt.

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at December 31, 2025 and 2024 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 18–Stockholders’ Deficit.

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

Additionally, the Company barters theme park admission products and sponsorship opportunities for advertising, employee recognition awards, and various other services. The fair value of the products or services is recognized into admissions revenue and related expenses at the time of the exchange and approximates the estimated fair value of the goods or services provided or received, whichever is more readily determinable. For the years ended December 31, 2025, 2024 and 2023, amounts included within admissions revenue with an offset to either selling, general and administrative expenses or operating expenses in the accompanying consolidated statements of operations related to bartered ticket transactions were $20.7 million, $20.9 million and $16.2 million, respectively.

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

Advertising and Promotional Costs

Advertising production costs are deferred and expensed the first time the advertisement is shown. Other advertising and media costs are expensed as incurred and, for the years ended December 31, 2025, 2024 and 2023, totaled approximately $129.6 million, $121.8 million and $108.7 million, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Recently Implemented Accounting Standards

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures that requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. During the year ended December 31, 2025, the Company adopted the ASU which did not have a material impact on the Company’s consolidated financial statements or disclosures. See updated disclosures in Note 12–Income Taxes.

Recently Issued Accounting Standards

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for and disclosure of internal-use software costs. The guidance removes all references to the stages of software development projects, defines the threshold to begin capitalizing costs, and clarifies the disclosure requirements of capitalized software costs. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The Company is currently evaluating the ASU to determine the impact on its consolidated financial statements and disclosures.

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

4. REVENUES

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At December 31, 2025 and 2024, the long-term portion of deferred revenue included in other liabilities in the accompanying consolidated balance sheets primarily related to the Company’s international agreements.

The following table reflects the Company’s deferred revenue balance as of December 31, 2025 and 2024:

	2025	2024
	(In thousands)
Deferred revenue, including long-term portion	$156,077	$166,177
Less: Deferred revenue, long-term portion, included in other liabilities	12,752	13,522
Deferred revenue, short-term portion	$143,325	$152,655

The Company estimates substantially all of the deferred revenue, short term portion, balance outstanding as of December 31, 2024 was recognized as revenue during the twelve months ended December 31, 2025. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

5. EARNINGS PER SHARE

Earnings per share is computed as follows:

	Year Ended December 31,
	2025			2024			2023
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$168,353	54,566	$3.09	$227,497	59,546	$3.82	$234,196	63,955	$3.66
Effect of dilutive incentive-based awards		425			464			539
Diluted earnings per share	$168,353	54,991	$3.06	$227,497	60,010	$3.79	$234,196	64,494	$3.63

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

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the years ended December 31, 2025, 2024 and 2023, there were approximately 782,000, 488,000, and 437,000 anti-dilutive shares of common stock excluded from the computation of diluted earnings per share, respectively.

The Company’s outstanding performance-vesting restricted stock awards are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period. For the years ended December 31, 2025 and 2024, approximately 11,000 and 10,000 performance-vesting restricted stock awards had met their performance criteria for their respective performance years as of the end of the reporting periods, respectively, and are therefore included in the calculation of diluted earnings per share. See further discussion in Note 17–Equity-Based Compensation.

6. INVENTORIES

Inventories as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
	(In thousands)
Merchandise	$43,275	$39,089
Food and beverage	8,353	6,757
Total inventories	$51,628	$45,846

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
	(In thousands)
Deferred or prepaid insurance	$5,223	$5,405
Prepaid marketing and advertising costs	1,991	489
Other	46,903	23,353
Total prepaid expenses and other current assets	$54,117	$29,247

As of December 31, 2025 and 2024, prepaid expenses and other current assets includes approximately $14.9 million and $9.9 million, respectively, in prepaid information technology related costs. As of December 31, 2025, prepaid expenses and other current assets also includes approximately $9.8 million related to a property tax refund receivable.

8. PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net as of December 31, 2025 and 2024, consisted of the following:

	2025	2024
	(In thousands)
Land	$286,200	$286,200
Land improvements	542,249	520,160
Buildings	977,355	937,392
Rides, attractions and equipment	2,103,369	1,987,881
Animals	136,481	140,151
Construction in progress	91,178	88,159
Less: accumulated depreciation	(2,219,562)	(2,072,660)
Total property and equipment, net	$1,917,270	$1,887,283

Depreciation expense was approximately $168.0 million, $158.2 million, and $151.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded approximately $11.0 million, $11.8 million and $19.4 million, respectively, in fixed asset write-offs, which is included in operating expenses in the accompanying consolidated statements of operations.

9. GOODWILL AND TRADE NAMES/TRADEMARKS, NET

Goodwill, Net

Goodwill, net, at December 31, 2025 and 2024 relates to the Company’s Discovery Cove reporting unit. The Company performed an annual qualitative assessment in the fourth quarter of 2025 and 2024 and concluded that further evaluation was unnecessary.

Trade Names/Trademarks, Net

During the fourth quarter of 2025 and 2024, the Company performed a qualitative assessment for its indefinite-lived intangible assets and concluded that further evaluation was unnecessary.

Trade names/trademarks, net, at December 31, 2025 and 2024, consisted of the following:

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(In thousands)
Trade names/trademarks - indefinite lives		$157,846	$—	$157,846
Trade names/trademarks - finite lives	9.3 years	12,900	12,900	—
Total trade names/trademarks, net		$170,746	$12,900	$157,846

10. OTHER ACCRUED LIABILITIES

Other accrued liabilities as of December 31, 2025 and 2024, consisted of the following:

	2025	2024
	(In thousands)
Accrued interest	$14,667	$14,571
Accrued taxes	856	6,179
Self-insurance reserve	22,778	19,958
Other	3,482	13,785
Total other accrued liabilities	$41,783	$54,493

As of December 31, 2025 and 2024, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August. See further discussion in Note 11–Long-Term Debt.

As of December 31, 2024, other accrued liabilities above includes approximately $12.3 million related to certain contractual liabilities arising from the temporary COVID-19 park closures.

11. LONG-TERM DEBT

Long-term debt, net, as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
	(In thousands)
Term B-3 Loans (effective interest rate of 5.72% and 6.36% at December 31, 2025 and 2024, respectively)	$1,523,019	$1,538,442
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
Total long-term debt	2,248,019	2,263,442
Less: unamortized debt issuance costs and discounts	(14,888)	(19,273)
Less: current maturities	(15,423)	(15,423)
Total long-term debt, net	$2,217,708	$2,228,746

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

On January 22, 2024, SEA further amended the Amended and Restated Credit Agreement to incur an aggregate principal amount of approximately $1,173 million of Term B-2 Loans under the Amended and Restated Credit Agreement (the “Initial Term B-2 Loans”) to refinance the first lien term loan facility (the “Term Loan Facility” and the loans thereunder, the “Term B Loans”). Borrowings under the Initial Term B-2 Loans bore interest at a fluctuating rate per annum equal to, at SEA’s option, (i) ABR (as defined below provided that in no event would such ABR rate with respect to the Initial Term B-2 Loans be less than 1.50% per annum) plus an applicable margin equal to 1.50% or (ii) Term SOFR-based benchmark rate ("Term SOFR") (provided that in no event would such Term SOFR rate with respect to the Initial Term B-2 Loans be less than 0.50%) plus an applicable margin equal to 2.50%.

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

As of December 31, 2025, the Amended and Restated Credit Agreement provides for senior secured financing of up to $2,223.0 million, consisting of:

(i)
the “Term B-3 Loans”, in an aggregate principal amount of $1,523.0 million which are fully drawn. The Term B-3 Loans will mature on December 4, 2031; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $700.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 23, 2029. Subsequent to December 31, 2025, SEA borrowed $80.0 million on the Revolving Credit Facility for general working capital purposes.

Discounts and Debt Issuance Costs

In connection with the refinancing transactions noted above, SEA recorded debt issuance costs and discounts of $7.8 million, of which $1.9 million were paid directly to lenders, during the year ended December 31, 2024. Additionally, SEA wrote-off debt issuance costs and discounts of $3.9 million which is included in loss on early extinguishment of debt and write-off of debt issuance costs and discounts in the accompanying consolidated statement of income for the year ended December 31, 2024.

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

As of December 31, 2025, SEA had approximately $10.9 million of outstanding letters of credit, leaving approximately $689.1 million available under the Revolving Credit Facility, which was not drawn upon as of December 31, 2025.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of December 31, 2025, the net total leverage ratio as calculated under the Debt Agreements was 3.44 to 1.00.

Long-term debt at December 31, 2025 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
2026	$15,423
2027	15,423
2028	15,423
2029	740,423
2030	15,423
Thereafter	1,445,904
Total	$2,248,019

Cash paid for interest relating to the Senior Secured Credit Facilities, the Senior Notes, and the First-Priority Senior Secured Notes, net of amounts capitalized, as applicable, was $134.3 million, $155.8 million and $146.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. See Note 10–Other Accrued Liabilities for accrued interest included in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.

12. INCOME TAXES

For the years ended December 31, 2025, 2024 and 2023, the provision for income taxes is comprised of the following:

	2025	2024	2023
Current income tax provision	(In thousands)
Federal	$(184)	$1,980	$(84)
State	9,314	11,355	6,359
Total current income tax provision	9,130	13,335	6,275
Deferred income tax provision:
Federal	42,966	47,814	55,686
State	6,088	2,880	16,950
Total deferred income tax provision	49,054	50,694	72,636
Total income tax provision	$58,184	$64,029	$78,911

The deferred income tax provision represents the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The reconciliation between the statutory income tax rate and the Company’s effective income tax provision rate for the years ended December 31, 2025, 2024 and 2023, is as follows:

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
	(In thousands)
Income tax at federal statutory rates	$47,573	21.00%	$61,220	21.00%	$65,753	21.00%
State and local income taxes, net of federal income tax effect(a)	12,168	5.37	11,246	3.86	18,415	5.90
Tax Credits	(2,348)	(1.04)	(4,703)	(1.61)	(4,487)	(1.43)
Other nontaxable or nondeductible items	674	0.30	364	0.12	(752)	(0.24)
Deferred adjustment - fixed assets	—	—	(4,023)	(1.38)	—	—
Other adjustments	117	0.05	(75)	(0.03)	(18)	(0.01)
Income tax provision	$58,184	25.68%	$64,029	21.96%	$78,911	25.22%
(a)
State taxes in Florida and California make up the majority (greater than 50 percent) of the effect of this category as of December 31, 2025 and December 31, 2023. State taxes in Florida make up the majority (greater than 50 percent) of the effect of this category as of December 31, 2024.

The components of deferred income tax assets and liabilities as of December 31, 2025 and 2024 are as follows. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

	2025	2024
Deferred income tax assets:	(In thousands)
Acquisition and debt related costs	$1,725	$1,464
Net operating losses	58,385	67,962
Goodwill impairment	53,862	53,844
Self-insurance	22,036	16,910
Deferred revenue	2,156	2,320
Restricted stock	7,452	5,632
Tax credits	15,139	14,197
Section 174 capitalization	797	6,689
Lease obligations	29,591	29,350
Interest limitation	23,832	27,445
Charitable contributions	26	5
Other	3,170	4,280
Total deferred income tax assets	218,171	230,098
Valuation allowance	(4,843)	(5,027)
Net deferred tax assets	213,328	225,071
Deferred income tax liabilities:
Property and equipment	(328,680)	(291,241)
Amortization - Goodwill	(68,293)	(68,852)
Amortization - Other intangibles	(42,981)	(42,530)
Right of use assets	(28,641)	(28,540)
Other	(747)	(1,533)
Total deferred income tax liabilities	(469,342)	(432,696)
Net deferred income tax liabilities	$(256,014)	$(207,625)

The Company files federal, state and provincial income tax returns in various jurisdictions with varying statute of limitation expiration dates. Under the tax statute of limitations applicable to the Internal Revenue Code of 1986, as amended (the “Code”), the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2022. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2009 and subsequent years, these attributes can still be audited when utilized on returns filed in the future. The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision in the applicable period.

The Company has federal tax net operating loss carryforwards of approximately $191.2 million as of December 31, 2025 and state net operating loss carryforwards spread across various jurisdictions with a combined total of approximately $317.0 million as of December 31, 2025. The federal net operating loss carryforwards have an indefinite life, and the state net operating loss carryforwards, if not used to reduce taxable income in future periods, will begin to expire in 2029.

Realization of the deferred income tax assets, primarily arising from these net operating loss carryforwards and tax credit carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards, which may include the reversal of deferred tax liability components.

As of December 31, 2025 and 2024, the Company has a valuation allowance of approximately $4.8 million and $5.0 million, net of federal tax benefit, respectively, on the deferred tax assets related to state net operating loss carryforwards, which, the Company believed did not meet the “more likely than not” criteria and would expire before being realized in future periods. The Company’s valuation allowances, in part, rely on estimates and assumptions related to future financial performance. Due to the uncertain nature of the macroeconomic environment in general, and the related impact changes in it would have on the Company’s financial performance, the Company’s valuation allowances may need to be adjusted in the future.

As a result of the Inflation Reduction Act of 2022, as of December 31, 2025 and 2024, respectively, the Company accrued approximately $1.5 and $4.6 million for an expected excise tax related to shares repurchases made which is included in accounts payable and accrued expenses and treasury stock, at cost in the accompanying consolidated balance sheets. During the year ended December 31, 2025, the Company paid $4.6 million in excise tax related shares repurchases during the year ended December 31, 2024.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted and signed into law. The Company evaluated the impact of the Act and any impact has been considered and reflected during the quarter ended December 31, 2025.

For the years ended December 31, 2025, 2024 and 2023, the components of cash paid for taxes, net were as follows:

	2025	2024	2023
	(In thousands)
Federal	$1,350	$1,169	$—
California	3,819	2,251	1,351
Florida	11,550	6,400	1,490
Pennsylvania	—	455	1,338
Texas	815	835	833
All other states	12	77	3
Total cash paid for taxes, net	17,546	11,187	5,015

13. LEASES

The Company leases land, warehouse and office space, and equipment, which are classified as either operating or finance leases. The Company’s most significant lease is a long-term land lease with the City of San Diego covering approximately 190 acres, including approximately 17 acres of water in Mission Bay Park, California (the “Premises”). While there are no financial restrictions or covenants imposed by the Premises lease, there are certain operational restrictions in that the Premises must be used as a marine park facility, and the Company may not operate another marine park facility within 560 miles of the City of San Diego.

The lease term for the Premises ends in June 2048 and the annual rent under the lease is variable and calculated on the basis of a specified percentage of the Company’s gross income from the Premises (the “Percentage Rent”), or the minimum yearly rent (the “Minimum Rent”), whichever is greater. Portions of the Percentage Rent are subject to adjustment every 10 years.

The required annual rent payments for the Premises are adjusted every three years to an amount equal to 80% of the average accounting year rent actually paid for the three previous years, with the annual minimum rent calculated as approximately $10.4 million through each of the years ended December 31, 2025, 2024 and 2023. The current minimum yearly rent effective January 1, 2026 is approximately $10.7 million and is next subject to adjustment on January 1, 2029.

The annual rent payments may vary from the base rent due to a shift of seasonal performance results. Rent payments related to the Premises for the years ended December 31, 2025, 2024 and 2023 were approximately $13.3 million (including approximately $1.1 million remitted in 2025 related to 2024), $13.6 million (including approximately $1.2 million remitted in 2024 related to 2023) and $13.3 million (including approximately $1.2 million remitted in 2023 related to 2022), respectively. The Company’s gross income from the Premises was significantly impacted during the year ended December 31, 2020 due to the temporary park closures, limited reopenings, modified operations and capacity restrictions resulting from the impact of the COVID-19 pandemic and related government restrictions in San Diego. Due to these factors, the Company deferred a payment of $8.3 million related to the Minimum Rent for the year ended December 31, 2020 (the “2020 Minimum Rent Payment”). During the fourth quarter of 2024, the Company reached a settlement with the City of San Diego and agreed to pay $8.5 million related to the 2020 Minimum Rent Payment. The settlement amount was included in accounts payable and accrued expenses as of December 31, 2024 and was subsequently funded in the first quarter of 2025.

The tables below present the lease balances and their classification in the accompanying consolidated balance sheets as of December 31, 2025 and 2024:

		December 31,	December 31,
	Classification	2025	2024
Assets:		(In thousands)
Operating leases	Right of use assets - operating	$125,410	$129,875
Finance leases	Other assets, net	5,496	4,763
Total lease assets		$130,906	$134,638
Liabilities:
Current
Operating leases	Operating lease liabilities	$4,216	$4,079
Finance leases	Other accrued liabilities	1,012	1,481
Noncurrent
Operating leases	Long-term operating lease liabilities	110,926	115,117
Finance leases	Other liabilities	4,581	3,332
Total lease liabilities		$120,735	$124,009

The table below presents the lease costs and their classification in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023:

	Classification	2025	2024	2023
		(In thousands)
Operating lease cost	Operating expenses	$13,751	$13,738	$13,513
Operating lease cost	Selling, general and administrative expenses	172	87	82
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,530	1,326	764
Interest on lease liabilities	Interest expense	196	206	155
Net lease cost		$15,649	$15,357	$14,514

In addition to the operating lease costs above, short-term rent expense for the years ended December 31, 2025, 2024 and 2023 were approximately $6.2 million, $7.0 million and $8.6 million, respectively, and variable rent expense for the years ended December 31, 2025, 2024 and 2023 were $6.1 million, $6.0 million and $6.2 million, respectively. The short-term and variable rent expense amounts are included primarily in operating expenses in the accompanying consolidated statements of operations.

The table below presents the Company’s lease maturities as of December 31, 2025:

	Operating leases
Years Ending December 31,	Land lease	Other operating leases	Total operating leases	Finance leases
	(In thousands)
2026	$10,401	$2,943	$13,344	$1,258
2027	10,401	1,509	11,910	1,211
2028	10,401	983	11,384	1,209
2029	10,401	939	11,340	1,084
2030	10,401	823	11,224	249
Thereafter	182,024	2,376	184,401	1,405
Total lease payments	234,029	9,573	243,603	6,416
Less: Imputed interest	(126,692)	(1,767)	(128,461)	(823)
Lease liabilities	$107,337	$7,806	$115,142	$5,593

The table below presents the weighted average remaining lease terms and applicable discount rates as of December 31, 2025 and 2024:

	2025	2024
Weighted average remaining lease term (years):
Operating leases	21.37	21.99
Finance leases	6.97	7.65
Weighted average discount rate:
Operating leases	8.16%	8.14%
Finance leases	4.91%	4.84%

The table below presents the cash flows and supplemental information associated with the Company’s leasing activities for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,512	$13,230	$13,172
Operating cash flows from finance leases	$196	$206	$155
Financing cash flows from finance leases	$1,484	$1,234	$927
Right of use assets obtained in exchange for lease liabilities:
Finance leases	$2,263	$1,553	$2,923
Operating leases	$29	$6,728	$1,017

14. COMMITMENTS AND CONTINGENCIES

The Company has commenced construction of certain new theme park attractions and other projects under contracts with various third parties. As of December 31, 2025, excluding certain amounts related to the License Agreement with Sesame Workshop as described below, additional capital payments of approximately $180.7 million are necessary to complete these projects. The majority of these projects are expected to be completed in 2026 or 2027.

License Agreements

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of December 31, 2025, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $7.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the Sesame Workshop Arbitration section which follows.

On September 9, 2025, the Company delivered a notice to Sesame asserting that Sesame breached the License Agreement by failing to maximize exposure of the Sesame brand, justifying termination of the License Agreement. On November 25, 2025, Sesame delivered a notice to the Company alleging that the Company owes Sesame additional royalties and fees in amounts that the company does not believe to be material. On January 13, 2026, the Company initiated mediation pursuant to the License Agreement which is scheduled to occur on March 12, 2026.

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

Legal Proceedings

Sesame Workshop Arbitration

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under the License Agreement. The Company had previously accrued for the additional amount claimed in other accrued liabilities during the year ended December 31, 2022. On June 27, 2022, pursuant to the License Agreement, Sesame Workshop initiated arbitration seeking a finding that its calculation of the amount of the 2021 royalty payment was correct. Sesame Workshop did not seek any modification or termination of the License Agreement in the arbitration. The arbitration panel made an award on May 22, 2023 to Sesame Workshop for royalties, interest on the award, arbitration fees and expenses, which amounts are accrued for in other accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2024 and 2023. On August 7, 2023, Sesame Workshop filed a Petition to Confirm Arbitration Award in the United States District Court for the Middle District of Florida, and in response, the Company filed a Cross Motion to Vacate. On August 27, 2024, the Court confirmed the arbitration award and entered final judgment on such award on September 30, 2024. The full arbitration award of approximately $12.6 million was paid in the fourth quarter of 2025. At this time, the Company does not anticipate any exposure to loss in excess of amounts paid to be material.

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

15. FAIR VALUE MEASUREMENTS

Of the Company’s long-term obligations as of December 31, 2025 and 2024, the Term B-3 Loans are classified in Level 2 of the fair value hierarchy and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B-3 Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 11–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value as of December 31, 2025 and 2024. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of December 31, 2025:

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Liabilities:	(In thousands)
Long-term obligations (a)	$701,438	$1,523,019	$—	$2,224,457

(a)
Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $15.4 million and long-term debt, net of $2.218 billion as of December 31, 2025.

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

(a)
Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the consolidated balance sheet as current maturities of long-term debt of $15.4 million and long-term debt, net of $2.229 billion as of December 31, 2024.

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

Employer matching contributions, net of forfeitures applied, for the years ended December 31, 2025, 2024 and 2023, totaled $1.8 million, $3.0 million and $2.4 million, respectively, and is included in selling, general and administrative expenses and in operating expenses in the accompanying consolidated statements of operations.

17. EQUITY-BASED COMPENSATION

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying consolidated statements of operations as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Equity compensation expense included in operating expenses	$2,452	$1,387	$1,947
Equity compensation expense included in selling, general and administrative expenses	14,781	12,286	15,085
Total equity compensation expense	$17,233	$13,673	$17,032

Total unrecognized equity compensation expense for all equity compensation awards probable of vesting as of December 31, 2025 was approximately $41.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The total fair value of shares which vested during the years ended December 31, 2025, 2024 and 2023 was approximately $11.7 million, $21.5 million and $14.1 million, respectively. The weighted average grant date fair value per share of time-vesting and performance-vesting restricted awards granted during the years ended December 31, 2025, 2024 and 2023 were $36.61, $53.59 and $56.36 per share, respectively.

The activity related to the Company’s time-vesting and performance-vesting restricted awards during the year ended December 31, 2025 was as follows:

			Performance-Vesting Restricted Awards
	Time-Vesting Restricted Awards		Bonus Performance Restricted Awards		Long-Term Incentive Performance Restricted Awards
	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award	Shares/Units	Weighted Average Grant Date Fair Value per Award
Outstanding at December 31, 2024	747,495	$50.54	120,847	$50.92	540,478	$56.68
Granted	874,817	$37.92	88,775	$34.33	444,524	$34.50
Vested	(240,914)	$50.19	(14,945)	$51.21	(792)	$56.78
Forfeited	(134,973)	$51.00	(106,150)	$50.83	(222,203)	$58.95
Outstanding at December 31, 2025	1,246,425	$41.70	88,527	$34.34	762,007	$43.08

The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was approximately $1.5 million, $1.3 million and $3.1 million, respectively. The activity related to the Company’s stock option awards during the year ended December 31, 2025 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	548,135	$50.33
Granted	278,484	$38.40
Forfeited	(123,040)	$53.35
Expired	(22,590)	$45.73
Exercised	(50,888)	$22.25
Outstanding at December 31, 2025	630,101	$46.90	7.97	$835
Exercisable at December 31, 2025	253,050	$51.89	6.00	$502

The weighted average grant date fair value of stock options granted during the year ended December 31, 2025 was $22.63. Key weighted-average assumptions utilized in the Black-Scholes Option Pricing Model for stock options granted during the year ended December 31, 2025 were:

Risk-free interest rate	3.86%
Expected volatility	58.89%
Expected dividend yield	0.00%
Expected life (years) (a)	6.17
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

As of December 31, 2025, approximately 5,189,000 shares were available for future issuance under the 2025 Omnibus Incentive Plan.

Bonus Performance Restricted Units

During the year ended December 31, 2025, the Company granted approximately 89,000 performance-vesting restricted units (the “Bonus Performance Restricted Units”) in accordance with a supplemental bonus plan for 2025 (the “2025 Supplemental Bonus Plan”). The 2025 Supplemental Bonus Plan provides for bonus awards payable 50% in cash and 50% in performance-vesting restricted units (the “Bonus Performance Restricted Units”) and is based upon the Company’s achievement of specified performance goals as defined by the 2025 Supplemental Bonus Plan, with respect to the year ended December 31, 2025 (the “Fiscal 2025”). The total number of units eligible to vest into shares of stock is based on the level of achievement of the targets for Fiscal 2025 which ranges from 0% (if below threshold performance), to 100% (if at target performance) with opportunities to earn above 100% when achievement is above the target performance for certain metrics.

Equity compensation expense is recorded on shares probable of vesting. Based on the Company’s actual Fiscal 2025 results with respect to specific performance goals, a portion of the outstanding performance-vesting restricted awards related to the Fiscal 2025 performance goals were considered probable of vesting as of December 31, 2025; therefore, equity compensation expense has been recorded related to these awards. These awards are expected to vest in accordance with their terms, at which time any unearned units will forfeit.

The Company had an annual bonus plan for the fiscal year ended December 31, 2024 (“Fiscal 2024”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2024. Based on the Company’s actual Fiscal 2024 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 15,000 shares in the year ended December 31, 2025 and the remaining unvested units forfeited in accordance with their terms.

2025 Long-Term Incentive Awards

During the year ended December 31, 2025, the Company granted long-term incentive plan awards for 2025 (the “2025 Long-Term Incentive Grant”) which were comprised of approximately 94,000 nonqualified stock options (the “Long-Term Incentive Options”) and approximately 331,000 performance-vesting restricted units (the “Long-Term Incentive Performance Restricted Units”) (collectively, the “Long-Term Incentive Awards”).

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

Long-Term Incentive Performance Restricted Units

The Long-Term Incentive Performance Restricted Units are eligible to vest during the three-year performance period beginning on January 1, 2025 and ending on December 31, 2027 (or, extended through December 31, 2028, as applicable) (the “Performance Period”) based upon the Company’s achievement of specified performance goals during the Performance Period. The total number of Long-Term Incentive Performance Restricted Units eligible to vest will be based on the level of achievement of the performance goals and ranges from 0% (if below threshold performance) up to 150% (for maximum performance). Upon achievement of at least the threshold performance goals, 50% of the award for a given level of performance will vest, with the remaining 50% subject to a one-year performance test period. Performance for the test period must meet or exceed the prior year’s performance before up to the remaining 50% of the units can be earned.

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

Other Long-Term Incentive Awards

During the year ended December 31, 2025, the Company also granted time-vesting restricted units and options to certain employees which generally vest over four years, with one-quarter vesting on each of the first four anniversaries of the grant date.

Previous Long-Term Incentive Awards

The Company also has outstanding time-vesting restricted awards (the “Long-Term Incentive Time Restricted Awards”), performance-vesting restricted awards (the “Long-Term Incentive Performance Restricted Awards”) and nonqualified stock options granted under previous long-term incentive plan grants.

Other

During the years ended December 31, 2025, 2024 and 2023, the Company granted equity awards to its non-employee members of its Board which will vest on the day before the Company’s next annual meeting. Each eligible Board member elected the form of their equity award as either deferred stock units (“DSUs”) or restricted stock units (“RSUs”). Each DSU granted represents the right to receive one share of the Company’s common stock three months after the respective director leaves the Board. Upon vesting, each RSU will be converted into one share of the Company’s common stock.

Additionally, during the years ended December 31, 2025, 2024 and 2023, the Company granted equity awards in the form of RSUs or DSUs which vested immediately to each eligible Board member in lieu of quarterly cash payments related to the director’s annual retainers.

18. STOCKHOLDERS’ DEFICIT

As of December 31, 2025, 97,330,004 shares of common stock were issued in the accompanying consolidated balance sheet, which includes 46,236,087 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows), but excludes 2,096,959 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans (see Note 17–Equity-Based Compensation).

Share Repurchase Programs

In August 2022, the Board of Directors approved a $250.0 million share repurchase program (the “2022 Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the 2022 Share Repurchase Program as of December 31, 2025.

In March 2024, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2024 Share Repurchase Program"). During the year ended December 31, 2024, the Company repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million. During the year ended December 31, 2025, the Company repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the 2024 Share Repurchase Program as of December 31, 2025.

In September 2025, the Company's Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2025 Share Repurchase Program"). During the year ended December 31, 2025, the Company repurchased 4,080,798 shares for an aggregate total of approximately $152.4 million, leaving approximately $347.6 million remaining under the 2025 Share Repurchase Program as of December 31, 2025.

Collectively, under the 2024 Share Repurchase Program and 2025 Share Repurchase Program, the Company repurchased 4,180,798 shares for an aggregate total of approximately $157.0 million during the year ended December 31, 2025.

As a result of the Inflation Reduction Act of 2022, as of December 31, 2025 and 2024, respectively, the Company accrued approximately $1.5 and $4.6 million for an expected excise tax related to shares repurchases made which is included in accounts payable and accrued expenses and treasury stock, at cost in the accompanying consolidated balance sheets. During the year ended December 31, 2025, the Company paid $4.6 million in excise tax related shares repurchases during the year ended December 31, 2024.

Under the 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program have no time limits and could be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the Company’s trading windows and available liquidity, general business and market conditions, and other factors, including legal requirements, share ownership thresholds, debt covenant restrictions, future tax implications and alternative investment opportunities.

All shares repurchased pursuant to the repurchase programs disclosed above, other repurchase transactions, and shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $1,988.5 million and $1,830.1 million as of December 31, 2025 and 2024, respectively, and are reflected within stockholders’ deficit in the accompanying consolidated statements of changes in stockholders’ deficit.

19. SEGMENT REPORTING

The Company maintains discrete financial information for each of its theme parks, which is used by the Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer with significant input from our Chairman of the Board and certain other members of our Board, who are actively involved in overseeing certain key operating activities and decisions. The Company generates revenue primarily from selling admission to its theme parks and from purchases of food, merchandise and other items, primarily within its theme parks. Each theme park has been identified as an operating segment and meets the criteria for aggregation due to similar economic characteristics. In addition, all of the theme parks provide similar products and services and share similar processes for delivering services. The theme parks have a high degree of similarity in the workforces and target similar consumer groups. Accordingly, based on these economic and operational similarities and the way the CODM monitors and makes decisions affecting the operations, the Company has concluded that its operating segments may be aggregated and that it has one reportable segment.

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

The following table presents significant operating segment revenue and expenses, and Operating Segment Adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023
Net revenues:
Admissions	$883,385	$939,629	$954,083
Food, merchandise and other	779,174	785,672	772,504
Total revenues	1,662,559	1,725,301	1,726,587
Segment costs and expenses:
Cost of food, merchandise and other revenues	127,553	130,573	131,059
Operating labor-related expenses	398,632	381,523	384,870
Other operating expenses	255,965	252,131	248,940
Marketing expenses	121,360	114,553	104,569
Other segment items	49,319	42,933	43,436
Operating Segment Adjusted EBITDA	$709,730	$803,588	$813,713
Other expenses(a)	(174,579)	(176,923)	(199,732)
Provision for income taxes	(58,184)	(64,029)	(78,911)
Loss on early extinguishment of debt and write-off of discounts and debt issuance costs	—	(3,939)	—
Interest expense	(134,140)	(167,762)	(146,666)
Depreciation and amortization	(174,474)	(163,438)	(154,208)
Net Income	$168,353	$227,497	$234,196
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

Schedule I-Registrant’s Condensed Financial Statements

UNITED PARKS & RESORTS INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2025	2024
Assets
Current Assets:
Cash	$5	$161
Accounts receivable from subsidiary	1,174	—
Total current assets	1,179	161
Total assets	$1,179	$161
Liabilities and Stockholders’ Deficit
Current Liabilities:
Loss in excess of investment in wholly-owned subsidiary	$434,351	$456,932
Other accrued liabilities	2,634	4,769
Total current liabilities	436,985	461,701
Total liabilities	436,985	461,701
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,330,004 and 97,080,628 shares issued at December 31, 2025 and 2024, respectively	973	971
Additional paid-in capital	745,789	729,965
Retained earnings	805,949	637,596
Treasury stock, at cost (46,236,087 and 42,055,289 shares at December 31, 2025 and 2024, respectively)	(1,988,517)	(1,830,072)
Total stockholders’ deficit	(435,806)	(461,540)
Total Liabilities and Stockholders’ Deficit	$1,179	$161

See accompanying notes to condensed financial statements.

UNITED PARKS & RESORTS INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Equity in net income of subsidiary	$168,353	$227,497	$234,196
Net income	$168,353	$227,497	$234,196

See accompanying notes to condensed financial statements.

UNITED PARKS & RESORTS INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$168,353	$227,497	$234,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in accounts receivable from subsidiary	(1,174)	—	—
Change in other accrued liabilities	1,174	—	—
Equity in net income of subsidiary	(168,353)	(227,497)	(234,196)
Net cash provided by (used in) operating activities	—	—	—
Cash Flows From Investing Activities:
Capital contributed to subsidiary from exercises of stock options	(1,289)	(1,691)	(2,884)
Net cash used in investing activities	(1,289)	(1,691)	(2,884)
Cash Flows From Financing Activities:
Dividend received from subsidiary - return of capital, APIC	160,413	482,922	—
Purchase of treasury stock	(160,413)	(482,922)	—
Exercise of stock options	1,133	1,792	2,940
Net cash provided by financing activities	1,133	1,792	2,940
Change in Cash and Cash Equivalents	(156)	101	56
Cash and Cash Equivalents - Beginning of year	161	60	4
Cash and Cash Equivalents - End of year	$5	$161	$60

Supplemental Disclosures of Noncash Financing Activities
Dividends from subsidiary- return of capital, for purchase of treasury stock	$—	$—	$17,861
Excise tax accrued on treasury stock repurchases	$1,455	4,608	$—
Treasury stock purchases not yet settled in other accrued liabilities	$1,174	$—	$—

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

4. DIVIDENDS FROM SUBSIDIARY

During the year ended December 31, 2025, SEA paid cash dividends to the Parent of approximately $160.4 million. During the year ended December 31, 2024, SEA paid cash dividends to the Parent of approximately $482.9 million. During the year ended December 31, 2023, SEA paid dividends to the Parent of approximately $17.9 million. The dividends were in the form of 313,750 shares of common stock repurchased by SEA. (see Note 5–Stockholders’ Deficit which follows).

5. STOCKHOLDERS’ DEFICIT

Omnibus Incentive Plan

Prior to June 13, 2025, the Parent had reserved 7,079,237 shares of common stock for issuance under the Parents’ 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”). On June 13, 2025 (the “Approval Date”), the stockholders of the Company approved the 2025 Omnibus Incentive Plan (the “2025 Omnibus Incentive Plan”).

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

As of December 31, 2025, approximately 5,189,000 shares were available for future issuance under the 2025 Omnibus Incentive Plan.

The 2025 Omnibus Incentive Plan is administered by the compensation committee of the Parent’s Board, and provides that the Parent may grant equity incentive awards to eligible employees, directors, consultants or advisors of the Parent or its subsidiary, SEA, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards. If an award under the 2025 Omnibus Incentive Plan expires or is canceled, forfeited, or terminated, without issuance to the participant, the unissued shares may be granted again under the Omnibus Incentive Plan. See further discussion in Note 17–Equity-Based Compensation of the accompanying consolidated financial statements.

During the years ended December 31, 2025, 2024 and 2023, respectively, Parent transferred approximately $1.3 million, $1.7 million and $2.9 million in proceeds received from the exercise of stock options to SEA as a capital contribution and increased its investment in SEA.

Share Repurchase Programs

In August 2022, the Parent's Board approved a $250.0 million share repurchase program (the “2022 Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, the Parent repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the 2022 Share Repurchase Program as of December 31, 2025.

In March 2024, the Parent's Board and the Company's Stockholders approved a new $500.0 million share repurchase program (the "2024 Share Repurchase Program"). During the year ended December 31, 2024, the Parent repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million. During the year ended December 31, 2025, the Parent repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the 2024 Share Repurchase Program as of December 31, 2025.

In September 2025, the Parent's Board and the Company's Stockholders approved a new $500.0 million share repurchase program (the "2025 Share Repurchase Program"). During the year ended December 31, 2025, the Parent repurchased 4,080,798 shares for an aggregate total of approximately $152.4 million, leaving approximately $347.6 million remaining under the 2025 Share Repurchase Program as of December 31, 2025.

Collectively, under the 2024 Share Repurchase Program and 2025 Share Repurchase Program, the Parent repurchased 4,180,798 shares for an aggregate total of approximately $157.0 million during the year ended December 31, 2025

As a result of the Inflation Reduction Act of 2022, as of December 31, 2025 and 2024, respectively, the Parent accrued approximately $1.5 and $4.6 million for an expected excise tax related to shares repurchases made which is included in other accrued liabilities and treasury stock, at cost in the accompanying consolidated balance sheets. During the year ended December 31, 2025, the Parent paid $4.6 million in excise tax related shares repurchases during the year ended December 31, 2024.

Under the 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program, the Parent is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program have no time limits and could be suspended or discontinued completely at any time.

All shares repurchased pursuant to the Former Share Repurchase Program and Share Repurchase Program, along with shares repurchased directly from selling stockholders concurrently with previous secondary offerings, are recorded as treasury stock at a total cost of $1,988.5 million and $1,830.1 million as of the years ended December 31, 2025 and 2024, respectively, and are reflected within stockholders’ deficit in the accompanying condensed balance sheets. See further discussion in Note 18–Stockholders’ Deficit of the accompanying consolidated financial statements.