Form 10-Q
period 2026-03-31
United Parks & Resorts Inc.
filed 2026-05-11
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The registrant had outstanding 47,135,528 shares of Common Stock, par value $0.01 per share as of May 4, 2026.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” "could," “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” “targeted,” “goal” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ materially include, among others, the risks, uncertainties and factors set forth under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), and under “Part II, Item 1A., Risk Factors” in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, including this report, and are accessible on the SEC’s website at www.sec.gov, including the following:

•
various factors beyond our control adversely affecting attendance and guest spending at our theme parks, including, but not limited to, weather, natural disasters, labor shortages, inflationary pressures, supply chain delays or shortages, foreign exchange rates, consumer confidence, the potential spread of travel-related health concerns including pandemics and epidemics, travel related concerns, adverse general economic related factors including increasing interest rates, economic uncertainty, and recent geopolitical events outside of the United States, and governmental actions including actions that affect fuel prices and cost of products we sell;
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
•
risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value; and
•
other factors described in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K and this Quarterly Report.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$28,942	$99,762
Accounts receivable, net	91,177	77,287
Inventories	57,041	51,628
Prepaid expenses and other current assets	64,262	54,117
Total current assets	241,422	282,794
Property and equipment, at cost	4,198,539	4,136,832
Accumulated depreciation	(2,258,178)	(2,219,562)
Property and equipment, net	1,940,361	1,917,270
Goodwill	66,278	66,278
Trade names/trademarks, net	157,846	157,846
Right of use assets-operating leases	137,189	125,410
Deferred tax assets, net	3,157	2,478
Other assets, net	61,249	64,198
Total assets	$2,607,502	$2,616,274
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$170,680	$152,939
Current maturities of long-term debt	15,423	15,423
Operating lease liabilities	3,285	4,216
Accrued salaries, wages and benefits	18,222	27,046
Deferred revenue	203,818	143,325
Other accrued liabilities	43,433	41,783
Total current liabilities	454,861	384,732
Long-term debt, net	2,244,914	2,217,708
Long-term operating lease liabilities	123,844	110,926
Deferred tax liabilities, net	252,977	258,492
Other liabilities	88,135	80,222
Total liabilities	3,164,731	3,052,080
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,374,042 and 97,330,004 shares issued at March 31, 2026 and December 31, 2025, respectively	974	973
Additional paid-in capital	751,093	745,789
Retained earnings	771,881	805,949
Treasury stock, at cost (48,789,670 and 46,236,087 shares at March 31, 2026 and December 31, 2025)	(2,081,177)	(1,988,517)
Total stockholders’ deficit	(557,229)	(435,806)
Total liabilities and stockholders’ deficit	$2,607,502	$2,616,274

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Net revenues:
Admissions	$147,503	$156,115
Food, merchandise and other	130,791	130,834
Total revenues	278,294	286,949
Costs and expenses:
Cost of food, merchandise and other revenues	21,647	22,959
Operating expenses (exclusive of depreciation and amortization shown separately below)	171,242	161,270
Selling, general and administrative expenses	48,068	44,137
Severance and other separation costs	763	—
Depreciation and amortization	45,067	41,695
Total costs and expenses	286,787	270,061
Operating (loss) income	(8,493)	16,888
Other income, net	(234)	(23)
Interest expense	31,735	34,107
Loss before income taxes	(39,994)	(17,196)
Benefit from income taxes	(5,926)	(1,063)
Net loss	$(34,068)	$(16,133)
Loss per share:
Net loss per share, basic	$(0.69)	$(0.29)
Net loss per share, diluted	$(0.69)	$(0.29)
Weighted average common shares outstanding:
Basic	49,418	55,017
Diluted	49,418	55,017

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2025	97,330,004	$973	$745,789	$805,949	$(1,988,517)	$(435,806)
Equity-based compensation	—	—	5,325	—	—	5,325
Vesting of restricted shares	37,974	1	(1)	—	—	—
Shares withheld for tax withholdings	(8,908)	—	(306)	—	—	(306)
Exercise of stock options	14,972	—	286	—	—	286
Repurchase of 2,553,583 shares of treasury stock, at cost	—	—	—	—	(92,660)	(92,660)
Net loss	—	—	—	(34,068)	—	(34,068)
Balance at March 31, 2026	97,374,042	$974	$751,093	$771,881	$(2,081,177)	$(557,229)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2024	97,080,628	$971	$729,965	$637,596	$(1,830,072)	$(461,540)
Equity-based compensation	—	—	4,210	—	—	4,210
Vesting of restricted shares	37,740	—	—	—	—	—
Shares withheld for tax withholdings	(11,439)	—	(574)	—	—	(574)
Exercise of stock options	14,477	—	351	—	—	351
Repurchase of 100,000 shares of treasury stock, at cost	—	—	—	—	(4,599)	(4,599)
Net loss	—	—	—	(16,133)	—	(16,133)
Balance at March 31, 2025	97,121,406	$971	$733,952	$621,463	$(1,834,671)	$(478,285)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(34,068)	$(16,133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,067	41,695
Amortization of debt issuance costs and discounts	1,062	1,113
Deferred income tax benefit	(6,195)	(1,510)
Equity-based compensation	5,325	4,210
Other, including loss on sale or disposal of assets, net	5,557	1,012
Changes in assets and liabilities:
Accounts receivable	(12,173)	(55)
Inventories	(5,422)	(4,834)
Prepaid expenses and other current assets	(8,804)	(20,039)
Accounts payable and accrued expenses	17,841	(9,952)
Accrued salaries, wages and benefits	(8,824)	(6,320)
Deferred revenue	63,407	42,200
Other accrued liabilities	1,677	(2,754)
Right of use assets and operating lease liabilities	207	106
Other assets and liabilities	2,141	(3,024)
Net cash provided by operating activities	66,798	25,715
Cash Flows From Investing Activities:
Capital expenditures	(69,632)	(56,903)
Net cash used in investing activities	(69,632)	(56,903)
Cash Flows From Financing Activities:
Repayments of long-term debt	(3,856)	(3,856)
Proceeds from draws on revolving credit facility	80,000	—
Repayments of revolving credit facility	(50,000)	—
Purchase of treasury stock	(93,833)	(4,599)
Payment of tax withholdings on equity-based compensation through shares withheld	(306)	(574)
Exercise of stock options	286	351
Other financing activities	(277)	(362)
Net cash used in financing activities	(67,986)	(9,040)
Change in Cash and Cash Equivalents, including Restricted Cash	(70,820)	(40,228)
Cash and Cash Equivalents, including Restricted Cash—Beginning of period	99,762	115,893
Cash and Cash Equivalents, including Restricted Cash—End of period	$28,942	$75,665
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$41,171	$38,100
Right of use assets obtained in exchange for new operating lease liabilities	$12,961	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

In the opinion of management, such unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations for the year ending December 31, 2026 or any future period due in part to the seasonal nature of the Company’s operations. Based upon historical results, the Company typically generates its highest revenues in the second and third quarters of each year and incurs a net loss in the first quarter, in part because four of its theme parks are only open for a portion of the year.

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

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at March 31, 2026 and December 31, 2025 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At March 31, 2026 and December 31, 2025, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements.

The following table reflects the Company’s deferred revenue balance as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(In thousands)
Deferred revenue, including long-term portion	$221,012	$156,077
Less: Deferred revenue, long-term portion, included in other liabilities	17,194	12,752
Deferred revenue, short-term portion	$203,818	$143,325

The Company estimates approximately $65.1 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2025 was recognized as revenue during the three months ended March 31, 2026. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

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

3. LOSS PER SHARE

Loss per share is computed as follows:

	For the Three Months Ended March 31,
	2026			2025
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic loss per share	$(34,068)	49,418	$(0.69)	$(16,133)	55,017	$(0.29)
Effect of dilutive incentive-based awards		—			—
Diluted loss per share	$(34,068)	49,418	$(0.69)	$(16,133)	55,017	$(0.29)

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

Diluted loss per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. There were approximately 1,900,000 and 1,280,000 potentially dilutive shares excluded from the computation of diluted loss per share during the three months ended March 31, 2026 and 2025, respectively, as their effect would have been anti-dilutive due to the Company’s net loss in those periods. Approximately 757,000 and 525,000 of the Company’s outstanding performance-vesting restricted stock awards as of March 31, 2026 and 2025, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted loss per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three months ended March 31, 2026 and 2025 was 14.8% and 6.2%, respectively. The effective tax rate differs from the statutory federal income tax rate of 21.0% as of March 31, 2026 primarily due to state income taxes and deferred revaluation due to state filing changes as of January 1, 2026. The effective tax rate differs from the statutory federal income tax rate of 21.0% as of March 31, 2025 primarily due to state income taxes and deferred revaluation due to state filing changes as of January 1, 2025.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources. Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards. Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of March 31, 2026 and December 31, 2025, the Company’s valuation allowance consisted of approximately $6.0 million and $4.8 million, net of federal tax benefit, respectively, on the deferred tax assets related to state net operating loss carryforwards.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at March 31, 2026 and December 31, 2025, consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Accrued interest	$5,426	$14,667
Accrued taxes	11,830	856
Self-insurance reserve	22,778	22,778
Other	3,399	3,482
Total other accrued liabilities	$43,433	$41,783

As of March 31, 2026 and December 31, 2025, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August. See further discussion in Note 6–Long-Term Debt. As of March 31, 2026, accrued taxes above primarily relates to property taxes.

6. LONG-TERM DEBT

Long-term debt, net, as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
	(In thousands)
Term B-3 Loans (effective interest rate of 5.67% and 5.72% at March 31, 2026 and December 31, 2025, respectively)	$1,519,163	$1,523,019
Revolving Credit Facility (effective interest rate of 5.43% at March 31, 2026)	30,000	-
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
Total long-term debt	2,274,163	2,248,019
Less: unamortized discounts and debt issuance costs	(13,826)	(14,888)
Less: current maturities	(15,423)	(15,423)
Total long-term debt, net	$2,244,914	$2,217,708

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

As of March 31, 2026, the Amended and Restated Credit Agreement provides for senior secured financing of up to $2,219.2 million, consisting of:

(i)
the “Term B-3 Loans”, in an aggregate principal amount of $1,519.2 million which are fully drawn. The Term B-3 Loans will mature on December 4, 2031; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $700.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 23, 2029.

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

As of March 31, 2026, SEA had approximately $10.9 million of outstanding letters of credit and $30.0 million outstanding on its Revolving Credit Facility, leaving approximately $659.1 million available under the Revolving Credit Facility.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of March 31, 2026, the net total leverage ratio as calculated under the Debt Agreements was 3.52 to 1.00.

Long-term debt at March 31, 2026 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
Remainder of 2026	$11,567
2027	15,423
2028	15,423
2029	770,423
2030	15,423
Thereafter	1,445,904
Total	$2,274,163

Cash paid for interest relating to the Senior Secured Credit Facilities and the Senior Notes, net of amounts capitalized, as applicable, was $40.7 million and $42.9 million in the three months ended March 31, 2026 and 2025, respectively.

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

Of the Company’s long-term obligations as of March 31, 2026 and December 31, 2025, the Term B-3 Loans are classified in Level 2 of the fair value hierarchy and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B-3 Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

The Company did not have any assets measured on a recurring basis at fair value at March 31, 2026 and December 31, 2025. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of March 31, 2026.

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2026
Liabilities:	(In thousands)
Long-term obligations (a)	$690,563	$1,549,163	$—	$2,239,726

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.4 million and long-term debt, net, of $2.245 billion as of March 31, 2026.

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

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.4 million and long-term debt, net, of $2.218 billion as of December 31, 2025.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sesame Workshop Arbitration and Litigation

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

On September 9, 2025, the Company delivered notice to Sesame that Sesame was in breach of its obligation under the License Agreement to maintain and invest in its brand. On November 25, 2025, Sesame delivered notice to the Company alleging that the Company owes Sesame additional royalties and fees which the Company does not believe to be material as well as other breaches of the License Agreement. On March 12, 2026, following mediation, Sesame commenced litigation against the Company in the Southern District of New York arising out of these alleged breaches and has sought termination of the License Agreement. The Company has requested permission to file a motion to dismiss aspects of Sesame’s claims, and the litigation is ongoing.

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

License Commitments

Pursuant to a license agreement (“License Agreement”) with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of March 31, 2026, the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $7.0 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration" section above.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Equity compensation expense included in operating expenses	$1,052	$421
Equity compensation expense included in selling, general and administrative expenses	4,273	3,789
Total equity compensation expense	$5,325	$4,210

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

As of March 31, 2026, approximately 5,135,000 shares were available for future issuance under the 2025 Omnibus Incentive Plan.

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

10. STOCKHOLDERS’ DEFICIT

As of March 31, 2026, 97,374,042 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 48,789,670 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows) and excludes 2,124,460 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

Share Repurchase Programs

In August 2022, the Board of Directors approved a $250.0 million share repurchase program (the “2022 Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the 2022 Share Repurchase Program as of March 31, 2026.

In March 2024, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2024 Share Repurchase Program"). During the year ended December 31, 2024, the Company repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million. During the year ended December 31, 2025, the Company repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the 2024 Share Repurchase Program as of March 31, 2026.

In September 2025, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2025 Share Repurchase Program"). During the year ended December 31, 2025, the Company repurchased 4,080,798 shares for an aggregate total of approximately $152.4 million. During the three months ended March 31, 2026, the Company repurchased 2,553,583 shares for an aggregate total of approximately $92.7 million. Subsequent to March 31, 2026 through May 8, 2026, the Company repurchased 1,811,460 shares for an aggregate total of approximately $64.8 million, leaving approximately $190.2 million remaining under the 2025 Share Repurchase Program as of May 8, 2026.

Under the 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program have no time limit and may be suspended or discontinued completely at any time. The number of shares to be purchased and the timing of purchases will be based on the Company’s trading windows and available liquidity, general business and market conditions, and other factors, including legal requirements, share ownership thresholds, debt covenant restrictions, future tax implications and alternative investment opportunities.

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

The following table presents significant operating segment revenue and expenses, and Operating Segment Adjusted EBITDA:

	For the Three Months Ended March 31,
	2026	2025
Net revenues:
Admissions	$147,503	$156,115
Food, merchandise and other	130,791	130,834
Total revenues	278,294	286,949
Segment costs and expenses:
Cost of food, merchandise and other revenues	22,275	22,949
Operating labor-related expenses	82,844	82,933
Other operating expenses	59,115	57,290
Marketing expenses	22,300	22,714
Other segment items	13,486	11,652
Operating Segment Adjusted EBITDA	$78,274	$89,411
Other expenses(a)	(41,466)	(30,805)
Benefit from income taxes	5,926	1,063
Interest expense	(31,735)	(34,107)
Depreciation and amortization	(45,067)	(41,695)
Net loss	$(34,068)	$(16,133)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in our Form 10-K. References to our “theme parks” or “parks” in the discussion that follows includes all of our separately gated parks. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Introduction

The following discussion and analysis is intended to facilitate an understanding of our business and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion should also be read in conjunction with our consolidated financial statements and related notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Seasonality

The theme park industry is seasonal in nature. Historically, we generate the highest revenues in the second and third quarters of each year, in part because four of our theme parks are only open for a portion of the year. As a result, approximately two-thirds of our attendance and revenues were historically generated in the second and third quarters of the year and we generally incurred a net loss in the first quarter. The percent mix of revenues by quarter is relatively constant each year, but revenues can shift between the first and second quarters due to the timing of Easter and spring break holidays and between the first and fourth quarters due to the timing of holiday breaks around Christmas and New Year. Even for our eight theme parks which are open year-round, attendance patterns have significant seasonality, driven by holidays, school vacations and weather conditions. Changes in school calendars that impact traditional school vacation breaks and/or start dates could also impact attendance patterns. Any changes to the operating schedule of a park such as increasing operating days for our historically seasonal parks, could change the impact of seasonality in the future.

See “Risk Factors” section of our Annual Report on Form 10-K, as such risk factors may be updated from time to time in our periodic filings with the SEC.

Results of Operations

The following discussion provides an analysis of our operating results for the three months ended March 31, 2026 and 2025. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

The following table presents key operating and financial information for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,		Variance
	2026	2025	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$147,503	$156,115	$(8,612)	(5.5%)
Food, merchandise and other	130,791	130,834	(43)	(0.0%)
Total revenues	278,294	286,949	(8,655)	(3.0%)
Costs and expenses:
Cost of food, merchandise and other revenues	21,647	22,959	(1,312)	(5.7%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	171,242	161,270	9,972	6.2%
Selling, general and administrative expenses	48,068	44,137	3,931	8.9%
Severance and other separation costs	763	—	763	NM
Depreciation and amortization	45,067	41,695	3,372	8.1%
Total costs and expenses	286,787	270,061	16,726	6.2%
Operating (loss) income	(8,493)	16,888	(25,381)	(150.3%)
Other income, net	(234)	(23)	(211)	(917.4%)
Interest expense	31,735	34,107	(2,372)	(7.0%)
Loss before income taxes	(39,994)	(17,196)	(22,798)	(132.6%)
Benefit from income taxes	(5,926)	(1,063)	(4,863)	(457.5%)
Net Loss	$(34,068)	$(16,133)	$(17,935)	(111.2%)
Other data:
Attendance	3,220	3,391	(171)	(5.0%)
Total revenue per capita	$86.43	$84.62	$1.81	2.1%
Admission per capita	$45.81	$46.04	$(0.23)	(0.5%)
In-park per capita spending	$40.62	$38.58	$2.04	5.3%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended March 31, 2026 decreased $8.6 million, or 5.5%, to $147.5 million as compared to $156.1 million for the three months ended March 31, 2025. The decline was primarily a result of decreases in attendance. Total attendance for the first quarter of 2026 decreased by approximately one hundred and seventy thousand guests, or 5.0%, when compared to the prior year quarter. Attendance was negatively impacted by unfavorable weather conditions across most of our markets and a decline in visitation from international markets compared with the prior-year quarter. Admission per capita decreased by 0.5% to $45.81 for the first quarter of 2026 compared to $46.04 in the prior year quarter, primarily due to the net impact of admissions product mix when compared to the prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended March 31, 2026 remained flat at $130.8 million as compared to the three months ended March 31, 2025, as lower attendance, as discussed above, was offset by increased in park per capita spending. In-park per capita spending increased by 5.3% to $40.62 in the first quarter of 2026 compared to $38.58 in the first quarter of 2025. In park per capita spending improved primarily due to an increase in demand across many in-park offerings when compared to the first quarter of 2025.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended March 31, 2026 decreased $1.3 million, or 5.7%, as compared to the three months ended March 31, 2025.

Operating expenses. Operating expenses for the three months ended March 31, 2026 increased $10.0 million, or 6.2%, to $171.2 million as compared to $161.3 million for the three months ended March 31, 2025. The increase in operating expenses is primarily due to an approximately $3.7 million increase in non-cash self-insurance adjustments, and an approximately $2.8 million increase in non-recurring third-party labor and consulting costs when compared to the first quarter of 2025.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2026 increased $3.9 million, or 8.9%, to $48.1 million as compared to $44.1 million for the three months ended March 31, 2025. The increase in selling, general and administrative expenses is primarily due to a non-cash $3.1 million increase in information technology costs primarily related to the amortization of implementation costs of a new enterprise resource planning system when compared to the first quarter of 2025.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2026 increased $3.4 million, or 8.1%, to $45.1 million as compared to $41.7 million for the three months ended March 31, 2025. The increase primarily relates to the impact of new asset additions, partially offset by asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended March 31, 2026 decreased $2.4 million, or 7.0%, to $31.7 million as compared to $34.1 million for the three months ended March 31, 2025. The decrease primarily relates to the impact of a lower average interest rate on our variable debt.

Benefit from income taxes. Benefit from income taxes in the three months ended March 31, 2026 was $5.9 million compared to $1.1 million for the three months ended March 31, 2025. Our consolidated effective tax rate was 14.8% for the three months ended March 31, 2026 compared to 6.2% for the three months ended March 31, 2025. The effective tax rate in the three months ended March 31, 2026 was primarily impacted by state income taxes and deferred revaluation due to state filing changes as of January 1, 2026. The effective tax rate in the three months ended March 31, 2025 was primarily impacted by state income taxes and deferred revaluation due to state filing changes as of January 1, 2025

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of March 31, 2026, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.5. We typically have operated with a working capital ratio of near 1.0 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. We believe our cash flow from operations, along with our revolving credit facility, will allow us to meet our liquidity needs.

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

Summary of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$66,798	$25,715
Net cash used in investing activities	(69,632)	(56,903)
Net cash used in financing activities	(67,986)	(9,040)
Net decrease in cash and cash equivalents, including restricted cash	$(70,820)	$(40,228)

Cash Flows from Operating Activities

Net cash provided by operating activities was $66.8 million during the three months ended March 31, 2026 as compared to $25.7 million during the three months ended March 31, 2025. The change in net cash provided by operating activities was primarily impacted by changes in working capital.

Cash Flows from Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the three months ended March 31, 2026 consisted of capital expenditures of $69.6 million largely related to future attractions. Net cash used in investing activities during the three months ended March 31, 2025 consisted primarily of $56.9 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$62,662	$49,851
Expansion/ROI projects(b)	6,970	7,052
Capital expenditures, total	$69,632	$56,903

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

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026 results primarily from $93.8 million used to repurchase shares and repayments of $3.9 million on our long-term debt, partially offset by $30.0 million in net proceeds from activity on our revolving credit facility. Net cash used in financing activities during the three months ended March 31, 2025 results primarily from $4.6 million used to repurchase shares and repayments of $3.9 million on our long-term debt. See Note 10–Stockholders’ Deficit in our notes to the unaudited condensed consolidated financial statements for further details.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of March 31, 2026, our indebtedness consisted of senior secured credit facilities and 5.25% senior notes (the “Senior Notes”).

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended and restated pursuant to a credit agreement (the “Amended and Restated Credit Agreement”) dated August 25, 2021 (the “Senior Secured Credit Facilities”).

As of March 31, 2026, our Senior Secured Credit Facilities consisted of $1.519 billion in Term B-3 Loans which will mature on December 4, 2031, along with a $700.0 million Revolving Credit Facility, of which $30.0 million was drawn upon as of March 31, 2026 and will mature on August 23, 2029. Additionally, as of March 31, 2026, SEA had approximately $10.9 million of outstanding letters of credit, leaving approximately $659.1 million available for borrowing under the Revolving Credit Facility.

Senior Notes

As of March 31, 2026, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029.

Covenant Compliance

As of March 31, 2026, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details related to our long-term debt and restrictive covenants.

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net (loss) income for the periods indicated. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES
UNAUDITED RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended March 31,		Last Twelve Months Ended March 31,
	2026	2025	2026
	(Unaudited, in thousands)
Net (loss) income	$(34,068)	$(16,133)	$150,418
(Benefit from) provision for income taxes	(5,926)	(1,063)	53,321
Interest expense	31,735	34,107	131,768
Depreciation and amortization	45,067	41,695	177,846
Equity-based compensation expense (a)	5,418	4,333	18,850
Loss on impairment or disposal of assets and certain non-cash expenses (b)	5,664	1,091	33,580
Business optimization, development and strategic initiative costs (c)	6,747	1,264	20,601
Certain investment costs and other taxes	52	3	1,975
Other adjusting items(d)	3,261	2,143	7,293
Adjusted EBITDA(e)	$57,950	$67,440	$595,652
Items added back to Covenant Adjusted EBITDA, as defined in the Debt Agreements:
Estimated cost savings (f)			30,000
Other adjustments as defined in the Debt Agreements (g)			11,977
Covenant Adjusted EBITDA (h)			$637,629

(a) Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b) For the three months ended March 31, 2026 and 2025 and for the twelve months ended March 31, 2026, includes non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service. Also includes approximately $3.7 million and $21.2 million related to non-cash self-insurance reserve adjustments for the three months ended March 31, 2026 and twelve months ended March 31, 2026, respectively.

(c) For the three months ended March 31, 2026, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $3.5 million related to the implementation of a new enterprise resource planning system; (ii) $2.1 million of other business optimization costs and strategic initiative costs and (iii) $0.8 million of severance and other separation costs.. For the three months ended March 31, 2025, reflects business optimization, development and other strategic initiative costs primarily related to $1.2 million of other business optimization costs and strategic initiative costs. For the twelve months ended March 31, 2026, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $10.3 million related to the implementation of a new enterprise resource planning system; (ii) $6.2 million of other business optimization costs and strategic initiative costs; (iii) $2.5 million of severance and other separation costs and (iv) $1.6 million of third-party consulting costs.

(d) Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

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

Material Cash Requirement from Known Contractual and Other Obligations and Commitments

There have been no material changes to our contractual obligations as March 31, 2026 from those previously disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, revenues and expenses, and disclosure of contingencies during the reporting period. Significant estimates and assumptions include the valuation and useful lives of long-lived assets, the accounting for income taxes, the accounting for self-insurance and revenue recognition. Actual results could differ from those estimates. The critical accounting estimates associated with these policies are described in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K, filed on March 3, 2026.

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

We manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At March 31, 2026, approximately $1.5 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $700.0 million, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $22.2 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $15.2 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There were no changes in our internal control over financial reporting that occurred during the most recent quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements for further details concerning our other legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I. of our Annual Report on Form 10-K, as filed on March 3, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2026. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2026	January 31, 2026	1,134,262	$37.40	1,133,870	$356,180,750
February 1, 2026	February 28, 2026	1,420,514	$35.40	1,419,713	305,927,680
March 1, 2026	March 31, 2026	7,715	$34.16	—	305,927,680
		2,562,491		2,553,583	$305,927,680

(1)
All purchases were made pursuant to our 2025 Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “2022 Share Repurchase Program”). During the year ended December 31, 2024, we repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the 2022 Share Repurchase Program as of March 31, 2026.

In March 2024, we announced that our Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2024 Share Repurchase Program"). During the year ended December 31, 2024, we repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million. During the year ended December 31, 2025, we repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the 2024 Share Repurchase Program as of March 31, 2026.

In September 2025, we announced that our Stockholders and Board of Directors approved a $500.0 million share repurchase program (the "2025 Share Repurchase Program"). During the year ended December 31, 2025, we repurchased 4,080,798 shares for an aggregate total of approximately $152.4 million. During the three months ended March 31, 2026, we purchased 2,553,583 shares for an aggregate total of approximately $92.7 million. Subsequent to March 31, 2026 through May 8, 2026, the Company repurchased 1,811,460 shares for an aggregated total of approximately $64.8 million, leaving approximately $190.2 million remaining under the 2025 Share Repurchase Program as of May 8, 2026.

Under the 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of March 31, 2026. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c) Insider trading arrangements and policies.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (within the meaning of Item 408 of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101

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

UNITED PARKS & RESORTS INC.
(Registrant)
Date: May 11, 2026	By: /s/ James Forrester
James W. Forrester, Jr.
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 11, 2026	By: /s/ Kevin Connelly
Kevin Connelly
Chief Accounting Officer
(Principal Accounting Officer)