Form 10-Q
period 2026-06-30
United Parks & Resorts Inc.
filed 2026-08-07
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The registrant had outstanding 45,341,309 shares of Common Stock, par value $0.01 per share as of July 31, 2026.

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
•
risks associated with our capital allocation plans and share repurchases, including the risk that our share repurchase program could increase volatility and fail to enhance stockholder value; and
•
other factors described in "Item 1A. Risk Factors" included in our Annual Report on Form 10-K and this Quarterly Report.

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

Website and Social Media Disclosure

We use our websites (www.unitedparks.com and www.unitedparksinvestors.com) and at times our park and brand specific social media as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about the Company when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at www.unitedparksinvestors.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$19,076	$99,762
Accounts receivable, net	100,326	77,287
Inventories	58,930	51,628
Prepaid expenses and other current assets	65,396	54,117
Total current assets	243,728	282,794
Property and equipment, at cost	4,265,233	4,136,832
Accumulated depreciation	(2,296,684)	(2,219,562)
Property and equipment, net	1,968,549	1,917,270
Goodwill	66,278	66,278
Trade names/trademarks, net	157,846	157,846
Right of use assets-operating leases	138,883	125,410
Deferred tax assets, net	5,673	2,478
Other assets, net	60,523	64,198
Total assets	$2,641,480	$2,616,274
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$194,568	$152,939
Current maturities of long-term debt	15,423	15,423
Operating lease liabilities	3,254	4,216
Accrued salaries, wages and benefits	28,247	27,046
Deferred revenue	211,896	143,325
Other accrued liabilities	56,450	41,783
Total current liabilities	509,838	384,732
Long-term debt, net	2,262,148	2,217,708
Long-term operating lease liabilities	125,834	110,926
Deferred tax liabilities, net	274,026	258,492
Other liabilities	86,655	80,222
Total liabilities	3,258,501	3,052,080
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,447,598 and 97,330,004 shares issued at June 30, 2026 and December 31, 2025, respectively	974	973
Additional paid-in capital	755,139	745,789
Retained earnings	835,150	805,949
Treasury stock, at cost (52,116,919 and 46,236,087 shares at June 30, 2026 and December 31, 2025)	(2,208,284)	(1,988,517)
Total stockholders’ deficit	(617,021)	(435,806)
Total liabilities and stockholders’ deficit	$2,641,480	$2,616,274

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
Admissions	$244,081	$255,740	$391,584	$411,855
Food, merchandise and other	239,239	234,472	370,030	365,306
Total revenues	483,320	490,212	761,614	777,161
Costs and expenses:
Cost of food, merchandise and other revenues	38,065	37,173	59,712	60,132
Operating expenses (exclusive of depreciation and amortization shown separately below)	215,723	204,789	386,965	366,059
Selling, general and administrative expenses	66,591	64,402	114,659	108,539
Severance and other separation costs	45	408	808	408
Depreciation and amortization	45,786	42,974	90,853	84,669
Total costs and expenses	366,210	349,746	652,997	619,807
Operating income	117,110	140,466	108,617	157,354
Other expense (income), net	17	216	(217)	193
Interest expense	32,394	33,951	64,129	68,058
Income before income taxes	84,699	106,299	44,705	89,103
Provision for income taxes	21,430	26,191	15,504	25,128
Net income	$63,269	$80,108	$29,201	$63,975
Earnings per share:
Earnings per share, basic	$1.36	$1.46	$0.61	$1.16
Earnings per share, diluted	$1.34	$1.45	$0.60	$1.15
Weighted average common shares outstanding:
Basic	46,674	54,991	48,040	55,005
Diluted	47,168	55,411	48,525	55,436

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2025	97,330,004	$973	$745,789	$805,949	$(1,988,517)	$(435,806)
Equity-based compensation	—	—	5,325	—	—	5,325
Vesting of restricted shares	37,974	1	(1)	—	—	—
Shares withheld for tax withholdings	(8,908)	—	(306)	—	—	(306)
Exercise of stock options	14,972	—	286	—	—	286
Repurchase of 2,553,583 shares of treasury stock, at cost	—	—	—	—	(92,660)	(92,660)
Net loss	—	—	—	(34,068)	—	(34,068)
Balance at March 31, 2026	97,374,042	974	751,093	771,881	(2,081,177)	(557,229)
Equity-based compensation	—	—	4,842	—	—	4,842
Vesting of restricted shares	99,582	—	—	—	—	—
Shares withheld for tax withholdings	(26,415)	—	(807)	—	—	(807)
Exercise of stock options	389	—	11	—		11
Repurchase of 3,327,249 shares of treasury stock, at cost	—	—	—	—	(127,107)	(127,107)
Net income	—	—	—	63,269	—	63,269
Balance at June 30, 2026	97,447,598	$974	$755,139	$835,150	$(2,208,284)	$(617,021)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2024	97,080,628	$971	$729,965	$637,596	$(1,830,072)	$(461,540)
Equity-based compensation	—	—	4,210	—	—	4,210
Vesting of restricted shares	37,740	—	—	—	—	—
Shares withheld for tax withholdings	(11,439)	—	(574)	—	—	(574)
Exercise of stock options	14,477	—	351	—	—	351
Repurchase of 100,000 shares of treasury stock, at cost	—	—	—	—	(4,599)	(4,599)
Net loss	—	—	—	(16,133)	—	(16,133)
Balance at March 31, 2025	97,121,406	971	733,952	621,463	(1,834,671)	(478,285)
Equity-based compensation	—	—	3,886	—	—	3,886
Vesting of restricted shares	59,409	1	(1)	—	—	—
Shares withheld for tax withholdings	(13,331)	—	(604)	—	—	(604)
Exercise of stock options	1,702	—	44	—	—	44
Net income	—	—	—	80,108	—	80,108
Balance at June 30, 2025	97,169,186	$972	$737,277	$701,571	$(1,834,671)	$(394,851)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income	$29,201	$63,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,853	84,669
Amortization of debt issuance costs and discounts	2,152	2,217
Deferred income tax provision	12,339	19,396
Equity-based compensation	10,167	8,096
Other, including loss on sale or disposal of assets, net	13,245	12,994
Changes in assets and liabilities:
Accounts receivable	(24,443)	(17,875)
Inventories	(7,183)	(7,689)
Prepaid expenses and other current assets	(9,624)	(23,978)
Accounts payable and accrued expenses	30,714	6,398
Accrued salaries, wages and benefits	1,201	1,582
Deferred revenue	75,264	58,019
Other accrued liabilities	10,305	1,576
Right of use assets and operating lease liabilities	473	209
Other assets and liabilities	2,138	(2,678)
Net cash provided by operating activities	236,802	206,911
Investing Activities:
Capital expenditures	(138,183)	(110,464)
Net cash used in investing activities	(138,183)	(110,464)
Financing Activities:
Repayments of long-term debt	(7,712)	(7,711)
Proceeds from draws on revolving credit facility	150,000	—
Repayments of revolving credit facility	(100,000)	—
Purchase of treasury stock	(220,280)	(9,195)
Payment of tax withholdings on equity-based compensation through shares withheld	(1,113)	(1,178)
Exercise of stock options	297	395
Other financing activities	(497)	(730)
Net cash used in financing activities	(179,305)	(18,419)
Change in Cash and Cash Equivalents	(80,686)	78,028
Cash and Cash Equivalents—Beginning of period	99,762	115,893
Cash and Cash Equivalents—End of period	$19,076	$193,921
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$50,040	$44,431
Excise tax accrued on treasury stock repurchases	$2,111	$—
Right of use assets obtained in exchange for new operating lease liabilities	$15,783	$—
Cash paid for income taxes, net	$4,227	$14,720

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

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at June 30, 2026 and December 31, 2025 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At June 30, 2026 and December 31, 2025, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements.

The following table reflects the Company’s deferred revenue balance as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(In thousands)
Deferred revenue, including long-term portion	$228,651	$156,077
Less: Deferred revenue, long-term portion, included in other liabilities	16,755	12,752
Deferred revenue, short-term portion	$211,896	$143,325

The Company estimates approximately $111.6 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2025 was recognized as revenue during the six months ended June 30, 2026. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	For the Three Months Ended June 30,
	2026			2025
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$63,269	46,674	$1.36	$80,108	54,991	$1.46
Effect of dilutive incentive-based awards		494			420
Diluted earnings per share	$63,269	47,168	$1.34	$80,108	55,411	$1.45

	For the Six Months Ended June 30,
	2026			2025
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$29,201	48,040	$0.61	$63,975	55,005	$1.16
Effect of dilutive incentive-based awards		485			431
Diluted earnings per share	$29,201	48,525	$0.60	$63,975	55,436	$1.15

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

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the three and six months ended June 30, 2026, there were approximately 780 thousand and 837 thousand anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and six months ended June 30, 2025, there were approximately 686 thousand and 671 thousand anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 735 thousand and 397 thousand as of June 30, 2026 and 2025, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three and six months ended June 30, 2026 was 25.3% and 34.7%, respectively, and for the three and six months ended June 30, 2025 was 24.6% and 28.2%, respectively. The effective tax rate differs from the statutory federal income tax rate of 21.0% for the periods ended June 30, 2026 primarily due to non-deductible compensation, state income taxes, and a deferred revaluation due to state filing changes as of January 1, 2025. The effective tax rate differs from the statutory federal income tax rate of 21% for the periods ended June 30, 2025 primarily due to state income taxes and a deferred revaluation due to state filing changes as of January 1, 2025.

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

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at June 30, 2026 and December 31, 2025, consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Accrued interest	$14,988	$14,667
Accrued taxes	10,614	856
Self-insurance reserve	27,453	22,778
Other	3,395	3,482
Other accrued liabilities	$56,450	$41,783

As of June 30, 2026 and December 31, 2025, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August. See further discussion in Note 6–Long-Term Debt. As of June 30, 2026, accrued taxes above primarily relates to property taxes.

6. LONG-TERM DEBT

Long-term debt, net, as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
	(In thousands)
Term B-3 Loans (effective interest rate of 5.64% and 5.72% at June 30, 2026 and December 31, 2025, respectively)	$1,515,307	$1,523,019
Revolving Credit Facility (effective interest rate of 5.38% at June 30, 2026)	50,000	-
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
Total long-term debt	2,290,307	2,248,019
Less: unamortized discounts and debt issuance costs	(12,736)	(14,888)
Less: current maturities	(15,423)	(15,423)
Total long-term debt, net	$2,262,148	$2,217,708

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

As of June 30, 2026, the Amended and Restated Credit Agreement provides for senior secured financing of up to $2,215.3 million, consisting of:

(i)
the “Term B-3 Loans”, in an aggregate principal amount of $1,515.3 million which are fully drawn. The Term B-3 Loans will mature on December 4, 2031; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” (and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $700.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 23, 2029.

Senior Secured Credit Facilities

Borrowings under the Term B-3 Loans bear interest at a fluctuating rate per annum equal to, at SEA’s option, (i) a base rate equal to the higher of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest quoted in the print edition of the Wall Street Journal Money Rates Section as the prime rate as in effect from time to time and (c) one-month Term SOFR plus 1% per annum ("ABR") (provided that in no event shall such ABR rate with respect to the Term B-3 Loans be less than 1.50% per annum), in each case, plus an applicable margin of 1.00% or (ii) a Term SOFR rate for the applicable interest period (provided that in no event shall such Term SOFR rate with respect to the Term B-3 Loans be less than 0.50% per annum) plus an applicable margin of 2.00%.

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

As of June 30, 2026, SEA had approximately $10.9 million of outstanding letters of credit and $50.0 million outstanding on its Revolving Credit Facility, leaving approximately $639.1 million available under the Revolving Credit Facility.

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

Restrictive Covenants

The Amended and Restated Credit Agreement governing the Senior Secured Credit Facilities and the indentures governing the Senior Notes (collectively, the “Debt Agreements”), contain covenants that limit the ability of the Company, SEA and its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue certain preferred shares; (ii) make dividend payments on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create or permit to exist dividend and/or payment restrictions affecting their restricted subsidiaries; (vi) create liens on assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; and (viii) enter into certain

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transactions with their affiliates. These covenants are subject to a number of important limitations and exceptions and are based, in part on the Company’s ability to satisfy certain tests and engage in certain transactions based on Covenant Adjusted EBITDA. Covenant Adjusted EBITDA differs from Adjusted EBITDA due to certain adjustments permitted under the relevant agreements, including but not limited to estimated cost savings, recruiting and retention costs, public company compliance costs, litigation and arbitration costs and other costs and adjustments as permitted under the Debt Agreements.

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

The Revolving Credit Facility requires that the Company, subject to a testing threshold, comply on a quarterly basis with a maximum first lien leverage ratio of 6.25 to 1.00. The testing threshold will be satisfied (and therefore the covenant must be complied with at the end of such quarter) if the aggregate amount of funded loans and issued letters of credit (excluding up to $30.0 million of undrawn letters of credit under the Revolving Credit Facility and letters of credit that are cash collateralized) under the Revolving Credit Facility on such date exceeds an amount equal to 35% of the then-outstanding commitments under the Revolving Credit Facility.

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of June 30, 2026, the net total leverage ratio as calculated under the Debt Agreements was 3.55 to 1.00.

Long-term debt at June 30, 2026 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
Remainder of 2026	$7,711
2027	15,423
2028	15,423
2029	790,423
2030	15,423
Thereafter	1,445,903
Total	$2,290,307

Cash paid for interest relating to the Senior Secured Credit Facilities and the Senior Notes, net of amounts capitalized, as applicable, was $62.3 million and $67.1 million in the six months ended June 30, 2026 and 2025, respectively.

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

Of the Company’s long-term obligations as of June 30, 2026 and December 31, 2025, the Term B-3 Loans are classified in Level 2 of the fair value hierarchy, and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B-3 Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any assets measured on a recurring basis at fair value at June 30, 2026 and December 31, 2025. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements and related classifications for liabilities measured on a recurring basis as of June 30, 2026.

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2026
Liabilities:	(In thousands)
Long-term obligations (a)	$706,875	$1,565,307	$—	$2,272,182

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.4 million and long-term debt, net, of $2.262 billion as of June 30, 2026.

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 9, 2025, the Company delivered notice to Sesame that Sesame was in breach of its obligation under the License Agreement to maintain and invest in its brand. On November 25, 2025, Sesame delivered notice to the Company alleging that the Company owes Sesame additional royalties and fees which the Company does not believe to be material as well as other breaches of the License Agreement. On March 12, 2026, following mediation, Sesame commenced litigation against the Company in the Southern District of New York arising out of these alleged breaches and has sought termination of the License Agreement. The Company filed a motion to dismiss aspects of Sesame’s claims, and the litigation is ongoing.

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

License Commitments

Pursuant to a License Agreement ("License Agreement") with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of June 30, 2026 the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $11.9 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration" section above.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Equity-based compensation expense included in Operating expenses	$729	$415	$1,781	$836
Equity-based compensation expense included in Selling, general and administrative expenses	4,113	3,471	8,386	7,260
Total Equity-based compensation	$4,842	$3,886	$10,167	$8,096

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

As of June 30, 2026, approximately 5.3 million shares were available for future issuance under the 2025 Omnibus Incentive Plan.

Bonus Performance Restricted Units

The Company had an annual bonus plan for the fiscal year ended December 31, 2025 (“Fiscal 2025”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2025. Based on the Company’s actual Fiscal 2025 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 17,000 shares in the six months ended June 30, 2026 and the remaining unvested units forfeited in accordance with their terms.

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

10. STOCKHOLDERS’ DEFICIT

As of June 30, 2026, 97,447,598 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 52,116,919 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows) and excludes 1,912,682 unvested restricted stock awards held by certain participants in the Company’s equity compensation plans or members of the Board (see Note 9–Equity-Based Compensation).

Share Repurchase Programs

In August 2022, the Board of Directors approved a $250.0 million share repurchase program (the “2022 Share Repurchase Program”) of which approximately $38.5 million remained available as of December 31, 2023. During the year ended December 31, 2024, the Company repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the 2022 Share Repurchase Program as of June 30, 2026.

In March 2024, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2024 Share Repurchase Program"). During the year ended December 31, 2024, the Company repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million. During the six months ended June 30, 2026, the Company repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the 2024 Share Repurchase Program as of June 30, 2026.

In September 2025, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2025 Share Repurchase Program"). During the six months ended June 30, 2026, the Company repurchased 5,880,832 shares for an aggregate total of approximately $217.7 million, leaving approximately $129.9 million remaining under the 2025 Share Repurchase Program as of June 30, 2026.

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

The following table presents significant operating segment revenue and expenses, and Operating Segment Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
Admissions	$244,081	$255,740	$391,584	$411,855
Food, merchandise and other	239,239	$234,472	370,030	365,306
Total revenues	483,320	490,212	761,614	777,161
Segment costs and expenses:
Cost of food, merchandise and other revenues	38,263	37,161	60,538	60,110
Operating labor-related expenses	104,590	104,382	187,434	187,315
Other operating expenses	68,407	65,361	127,522	122,651
Marketing expenses	32,905	34,278	55,205	56,992
Other segment items	13,577	11,742	27,063	23,394
Operating Segment Adjusted EBITDA	$225,578	$237,288	$303,852	$326,699
Other expenses(a)	(62,699)	(54,064)	(104,165)	(84,869)
Provision for income taxes	(21,430)	(26,191)	(15,504)	(25,128)
Interest expense	(32,394)	(33,951)	(64,129)	(68,058)
Depreciation and amortization	(45,786)	(42,974)	(90,853)	(84,669)
Net Income	$63,269	$80,108	$29,201	$63,975
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

We have a dedicated team of employees and consultants, along with a board committee, focused on reducing costs and improving operating margins and streamlining our labor structure to better align with our strategic business objectives. We have spent significant time reviewing our operations and have identified meaningful cost savings opportunities, including technology initiatives, which we believe will further strengthen our business and, in some instances, improve guest experiences.

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

Results of Operations

The following discussion provides an analysis of our operating results for the three and six months ended June 30, 2026 and 2025. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The following table presents key operating and financial information for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30,		Variance
	2026	2025	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$244,081	$255,740	$(11,659)	(4.6%)
Food, merchandise and other	239,239	234,472	4,767	2.0%
Total revenues	483,320	490,212	(6,892)	(1.4%)
Costs and expenses:
Cost of food, merchandise and other revenues	38,065	37,173	892	2.4%
Operating expenses (exclusive of depreciation and amortization shown separately below)	215,723	204,789	10,934	5.3%
Selling, general and administrative expenses	66,591	64,402	2,189	3.4%
Severance and other separation costs	45	408	(363)	NM
Depreciation and amortization	45,786	42,974	2,812	6.5%
Total costs and expenses	366,210	349,746	16,464	4.7%
Operating income	117,110	140,466	(23,356)	(16.6%)
Other expense, net	17	216	(199)	(92.1%)
Interest expense	32,394	33,951	(1,557)	(4.6%)
Income before income taxes	84,699	106,299	(21,600)	(20.3%)
Provision for income taxes	21,430	26,191	(4,761)	(18.2%)
Net income	$63,269	$80,108	$(16,839)	(21.0%)
Other data:
Attendance	6,055	6,234	(179)	(2.9%)
Total revenue per capita	$79.82	$78.64	$1.18	1.5%
Admission per capita	$40.31	$41.03	$(0.72)	(1.8%)
In-park per capita spending	$39.51	$37.61	$1.90	5.1%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended June 30, 2026 decreased $11.7 million, or 4.6%, to $244.1 million as compared to $255.7 million for the three months ended June 30, 2025. The decline was primarily a result of a decrease in attendance and admission per capita. Total attendance for the second quarter of 2026 decreased by 179 thousand guests, or 2.9%, compared to the same prior year quarter. The decrease in attendance was primarily due to an unfavorable calendar shift including the timing of the Easter holiday and a decrease in international visitation compared to the same prior year quarter. Admission per capita decreased by $0.72 to $40.31 for the second quarter of 2026 compared to $41.03 in the prior year quarter, primarily due to the net impact of the admissions product mix when compared to the same prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended June 30, 2026 increased $4.8 million, or 2.0%, to $239.2 million as compared to $234.5 million for the three months ended June 30, 2025, as a result of an increase in in-park per capita spending, partially offset by a decrease in attendance. In-park per capita spending increased by 5.1% to $39.51 in the second quarter of 2026 compared to $37.61 in the second quarter of 2025. In park per capita spending increased primarily due to higher penetration and the impact of pricing initiatives compared to the same prior year quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended June 30, 2026 increased $0.9 million, or 2.4%, to $38.1 million as compared to $37.2 million for the three months ended June 30, 2025.

Operating expenses. Operating expenses for the three months ended June 30, 2026 increased $10.9 million, or 5.3%, to $215.7 million as compared to $204.8 million for the three months ended June 30, 2025. The increase in operating expenses was primarily due to a $4.1 million increase in non-recurring third-party labor and consulting costs primarily related to damages from a historic winter freeze in our Florida parks.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2026 increased $2.2 million, or 3.4%, to $66.6 million as compared to $64.4 million for the three months ended June 30, 2025. The increase was primarily due to a non-cash $1.8 million increase in information technology costs primarily related to the amortization of implementation costs of a new enterprise resource planning system when compared to the same prior year quarter.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2026 increased $2.8 million, or 6.5%, to $45.8 million as compared to $43.0 million for the three months ended June 30, 2025. The increase primarily related to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended June 30, 2026 decreased $1.6 million, or 4.6%, to $32.4 million as compared to $34.0 million for the three months ended June 30, 2025. The decrease primarily relates to the impact of a lower average interest rate on our variable debt. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Provision for income taxes. Provision for income taxes in the three months ended June 30, 2026 was $21.4 million compared to $26.2 million for the three months ended June 30, 2025. Our consolidated effective tax rate was 25.3% for the three months ended June 30, 2026 compared to 24.6% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 and 2025 was primarily impacted due to state income taxes and limits on certain compensation deductibility.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The following table presents key operating and financial information for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,		Variance
	2026	2025	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$391,584	$411,855	$(20,271)	(4.9%)
Food, merchandise and other	370,030	365,306	4,724	1.3%
Total revenues	761,614	777,161	(15,547)	(2.0%)
Costs and expenses:
Cost of food, merchandise and other revenues	59,712	60,132	(420)	(0.7%)
Operating expenses (exclusive of depreciation and amortization shown separately below)	386,965	366,059	20,906	5.7%
Selling, general and administrative expenses	114,659	108,539	6,120	5.6%
Severance and other separation costs	808	408	400	98.0%
Depreciation and amortization	90,853	84,669	6,184	7.3%
Total costs and expenses	652,997	619,807	33,190	5.4%
Operating income	108,617	157,354	(48,737)	(31.0%)
Other (income) expense, net	(217)	193	(410)	NM
Interest expense	64,129	68,058	(3,929)	(5.8%)
Income before income taxes	44,705	89,103	(44,398)	(49.8%)
Provision for income taxes	15,504	25,128	(9,624)	(38.3%)
Net income	$29,201	$63,975	$(34,774)	(54.4%)
Other data:
Attendance	9,275	9,625	(350)	(3.6%)
Total revenue per capita	$82.11	$80.74	$1.37	1.7%
Admission per capita	$42.21	$42.79	$(0.58)	(1.4%)
In-park per capita spending	$39.90	$37.95	$1.95	5.1%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the six months ended June 30, 2026 decreased $20.3 million, or 4.9%, to $391.6 million as compared to $411.9 million for the six months ended June 30, 2025. The decline was primarily a result of a decrease in attendance. Total attendance for the first six months of 2026 decreased by approximately 350 thousand guests, or 3.6%, compared to the first six months of 2025. Attendance was negatively impacted by unfavorable weather conditions, a decline in visitation from international markets, and an Easter holiday shift compared to the first six months of 2025. Admission per capita decreased by 1.4% to $42.21 for the six months ended June 30, 2026 compared to $42.79 for the six months ended June 30, 2025, primarily due to the net impact of the admissions product mix when compared to the first six months of 2025.

Food, merchandise and other revenue. Food, merchandise and other revenue for the six months ended June 30, 2026 increased $4.7 million, or 1.3%, to $370.0 million as compared to $365.3 million for the six months ended June 30, 2025 as a result of an increase in in-park per capita spending, partially offset by a decrease in attendance. In-park per capita spending increased by 5.1% to $39.90 for the six months ended June 30, 2026 compared to $37.95 for the six months ended June 30, 2025. In park per capita spending increased primarily due to penetration and the impact of pricing initiatives compared to the first six months of 2025.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the six months ended June 30, 2026 decreased $0.4 million, or 0.7%, to $59.7 million as compared to $60.1 million for the six months ended June 30, 2025.

Operating expenses. Operating expenses for the six months ended June 30, 2026 increased by $20.9 million, or 5.7%, to $387.0 million as compared to $366.1 million for the six months ended June 30, 2025. The increase in operating expenses was primarily due to a $6.9 million increase in costs primarily related to damages from a historic winter freeze in our Florida parks, and an approximately $2.1 million increase in non-cash self-insurance adjustments.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2026 increased $6.1 million, or 5.6%, to $114.7 million as compared to $108.5 million for the six months ended June 30, 2025. The increase is primarily due to a non-cash $4.8 million increase in information technology costs primarily related to the amortization of implementation costs of a new enterprise resource planning system when compared to the first six months of 2025.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2026 increased $6.2 million, or 7.3%, to $90.9 million as compared to $84.7 million for the six months ended June 30, 2025. The increase primarily related to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the six months ended June 30, 2026 decreased $4.0 million, or 5.8%, to $64.1 million as compared to $68.1 million for the six months ended June 30, 2025. The decrease primarily relates to the impact of a lower average interest rate on our variable debt.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2026 was $15.5 million compared to $25.1 million for the six months ended June 30, 2025. Our consolidated effective tax rate was 34.7% for the six months ended June 30, 2026 and 28.2% for the six months ended June 30, 2025. The effective tax rate differs from the statutory federal income tax rate of 21.0% for the periods ended June 30, 2026 primarily due to non-deductible compensation, state income taxes, and a deferred revaluation due to state filing changes as of January 1, 2025. The effective tax rate differs from the statutory federal income tax rate of 21% for the periods ended June 30, 2025 primarily due to state income taxes and a deferred revaluation due to state filing changes as of January 1, 2025. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of June 30, 2026, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.5. We typically have operated with a working capital ratio of near 1.0 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. We believe our cash flow from operations, along with our revolving credit facility, will allow us to meet our liquidity needs.

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

Summary of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$236,802	$206,911
Net cash used in investing activities	(138,183)	(110,464)
Net cash used in financing activities	(179,305)	(18,419)
Net (decrease) increase in cash and cash equivalents	$(80,686)	$78,028

Operating Activities

Net cash provided by operating activities was $236.8 million during the six months ended June 30, 2026 as compared to $206.9 million during the six months ended June 30, 2025. The change in net cash provided by operating activities was primarily impacted by changes in working capital.

Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the six months ended June 30, 2026 consisted of capital expenditures of $138.2 million largely related to future attractions. Net cash used in investing activities during the six months ended June 30, 2025 consisted primarily of $110.5 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated.

	For the Six Months Ended June 30,
	2026	2025
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$127,966	$97,997
Expansion/ROI projects(b)	10,217	12,467
Capital expenditures, total	$138,183	$110,464

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

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2026 primarily resulted from $220.3 million used to repurchase shares and payment of related excise tax and repayments of $7.7 million on long-term debt, partially offset by net proceeds of $50 million drawn from the revolving credit facility. Net cash used in financing activities during the six months ended June 30, 2025 primarily resulted from $9.2 million used to repurchase shares and repayments of $7.7 million on long-term debt.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of June 30, 2026, our indebtedness consisted of senior secured credit facilities and 5.25% senior notes (the “Senior Notes”).

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended and restated pursuant to a credit agreement (the “Amended and Restated Credit Agreement”) dated August 25, 2021 (the “Senior Secured Credit Facilities”).

As of June 30, 2026, our Senior Secured Credit Facilities consisted of $1.515 billion in Term B-3 Loans which will mature on December 4, 2031, along with a $700.0 million Revolving Credit Facility, of which $50.0 million was drawn upon as of June 30, 2026 and will mature on August 23, 2029. Additionally, as of June 30, 2026, SEA had approximately $10.9 million of outstanding letters of credit, leaving approximately $639.1 million available for borrowing under the Revolving Credit Facility.

Senior Notes

As of June 30, 2026, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029.

Covenant Compliance

As of June 30, 2026, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes.

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

Under the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes (collectively, the “Debt Agreements”), our ability to engage in activities such as incurring additional indebtedness, making investments, refinancing certain indebtedness, paying dividends and entering into certain merger transactions is governed, in part, by our ability to satisfy tests based on Covenant Adjusted EBITDA as defined in the Debt Agreements (“Covenant Adjusted EBITDA”).

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

The following table reconciles Adjusted EBITDA and Covenant Adjusted EBITDA to net income for the periods indicated. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Last Twelve Months Ended June 30,
	2026	2025	2026	2025	2026
	(Unaudited, in thousands)
Net income	$63,269	$80,108	$29,201	$63,975	$133,579
Provision for income taxes	21,430	26,191	15,504	25,128	48,560
Interest expense	32,394	33,951	64,129	68,058	130,211
Depreciation and amortization	45,786	42,974	90,853	84,669	180,658
Equity-based compensation expense (a)	4,927	4,043	10,345	8,376	19,734
Loss on impairment or disposal of assets and certain non-cash expenses (b)	7,790	12,117	13,454	13,208	29,253
Business optimization, development and strategic initiative costs (c)	10,111	3,045	16,858	4,309	27,667
Certain investment costs and other taxes	103	222	155	225	1,856
Other adjusting items(d)	9,663	3,614	12,924	5,757	13,342
Adjusted EBITDA(e)	$195,473	$206,265	$253,423	$273,705	$584,860
Items added back to Covenant Adjusted EBITDA, as defined in the Debt Agreements:
Estimated cost savings (f)					43,000
Other adjustments as defined in the Debt Agreements (g)					12,466
Covenant Adjusted EBITDA (h)					$640,326

(a) Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b) Reflects primarily non-cash self-insurance reserve adjustments of: (i) approximately $4.6 million and $8.3 million, respectively, for the three and six months ended June 30, 2026; (ii) approximately $9.6 million for the three and six months ended June 30, 2025; and (iii) approximately $16.2 million for the twelve months ended June 30, 2026. Also includes non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service.

(c) For the three, six, and twelve months ended June 30, 2026, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $8.8 million, $14.4 million, and $23.0 million, respectively, of other business optimization costs and strategic initiative costs and (ii) $1.3 million, $1.6 million, and $2.5 million, respectively, of third-party consulting costs. Reflects business optimization, development and other strategic initiative costs primarily related to: (i) $0.4 million, $0.4 million, and $8.2 million of third-party consulting costs for the three, six, and twelve months ended June 30, 2025, respectively, and (ii) $2.2 million, $3.5 million, and $6.5 million of other business optimization costs and strategic initiative costs for the three, six, and twelve months ended June 30, 2025, respectively.

(d) Reflects the impact of expenses, net of insurance recoveries and adjustments, incurred primarily related to certain matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items.

(e) Adjusted EBITDA is defined as net income before income tax expense, interest expense, depreciation and amortization, as further adjusted to exclude certain non-cash, and other items as described above.

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

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

There have been no material changes to our contractual obligations as of June 30, 2026 from those previously disclosed in our Annual Report on Form 10-K.

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

We manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At June 30, 2026, approximately $1.6 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $700.0 million, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $22.2 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $15.2 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There were no changes in our internal control over financial reporting that occurred during the most recent quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8–Commitments and Contingencies under the caption “Legal Proceedings” in our notes to the unaudited condensed consolidated financial statements for further details concerning our legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A. to Part I of our Annual Report on Form 10-K, as filed on March 3, 2026, to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2026. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2026	April 30, 2026	1,380,940	$35.36	1,377,074	$257,221,917
May 1, 2026	May 31, 2026	1,347,410	$36.94	1,338,581	207,797,182
June 1, 2026	June 30, 2026	625,734	$43.47	611,594	180,927,707
		3,354,084		3,327,249	$180,927,707

(1)
All purchases were made pursuant to our 2025 Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “2022 Share Repurchase Program”). During the year ended December 31, 2024, we repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the 2022 Share Repurchase Program as of June 30, 2026.

In March 2024, we announced that our Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2024 Share Repurchase Program"). During the year ended December 31, 2024, we repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million. During the year ended December 31, 2025, we repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the 2024 Share Repurchase Program as of June 30, 2026.

(3)
In September 2025, we announced that our Stockholders and Board of Directors approved a $500.0 million share repurchase program (the "2025 Share Repurchase Program"). During the year ended December 31, 2025, we repurchased 4,080,798 shares for an aggregate total of approximately $152.4 million. During the six months ended June 30, 2026, we repurchased 5,880,832 shares for an aggregate total of approximately $217.7 million, leaving approximately $129.9 million remaining under the 2025 Share Repurchase Program as of June 30, 2026.

Under the 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of June 30, 2026. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c) Insider trading arrangements and policies.

None of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (within the meaning of Item 408 of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2026.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

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

UNITED PARKS & RESORTS INC.
(Registrant)
Date: August 7, 2026	By: /s/ James Forrester
James W. Forrester, Jr.
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 7, 2026	By: /s/ Kevin Connelly
Kevin Connelly
Chief Accounting Officer
(Principal Accounting Officer)