Form 10-Q
period 2026-09-30
United Parks & Resorts Inc.
filed 2026-11-06
CIK 1564902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The registrant had outstanding 45,437,213 shares of Common Stock, par value $0.01 per share as of October 30, 2026.

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
•
failure to maintain effective internal controls;
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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$26,278	$99,762
Accounts receivable, net	80,178	77,287
Inventories	56,784	51,628
Prepaid expenses and other current assets	59,675	54,117
Total current assets	222,915	282,794
Property and equipment, at cost	4,321,808	4,136,832
Accumulated depreciation	(2,339,659)	(2,219,562)
Property and equipment, net	1,982,149	1,917,270
Goodwill	66,278	66,278
Trade names/trademarks, net	157,846	157,846
Right of use assets-operating leases	138,504	125,410
Deferred tax assets, net	13,260	2,478
Other assets, net	56,755	64,198
Total assets	$2,637,707	$2,616,274
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$159,287	$152,939
Current maturities of long-term debt	15,423	15,423
Operating lease liabilities	3,533	4,216
Accrued salaries, wages and benefits	18,663	27,046
Deferred revenue	152,447	143,325
Other accrued liabilities	57,591	41,783
Total current liabilities	406,944	384,732
Long-term debt, net	2,249,326	2,217,708
Long-term operating lease liabilities	125,444	110,926
Deferred tax liabilities, net	302,396	258,492
Other liabilities	86,602	80,222
Total liabilities	3,170,712	3,052,080
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred stock, $0.01 par value—authorized, 100,000,000 shares, no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value—authorized, 1,000,000,000 shares; 97,530,156 and 97,330,004 shares issued at September 30, 2026 and December 31, 2025, respectively	975	973
Additional paid-in capital	759,180	745,789
Retained earnings	915,124	805,949
Treasury stock, at cost (52,116,919 and 46,236,087 shares at September 30, 2026 and December 31, 2025)	(2,208,284)	(1,988,517)
Total stockholders’ deficit	(533,005)	(435,806)
Total liabilities and stockholders’ deficit	$2,637,707	$2,616,274

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenues:
Admissions	$264,607	$268,650	$656,191	$680,505
Food, merchandise and other	241,848	243,201	611,878	608,507
Total revenues	506,455	511,851	1,268,069	1,289,012
Costs and expenses:
Cost of food, merchandise and other revenues	40,887	39,930	100,599	100,062
Operating expenses (exclusive of depreciation and amortization shown separately below)	210,332	214,394	597,297	580,453
Selling, general and administrative expenses	68,598	60,657	183,257	169,196
Severance and other separation costs	204	490	1,012	898
Depreciation and amortization	45,801	44,702	136,654	129,371
Total costs and expenses	365,822	360,173	1,018,819	979,980
Operating income	140,633	151,678	249,250	309,032
Other (income) expense, net	(486)	(179)	(703)	14
Interest expense	32,099	33,515	96,228	101,573
Income before income taxes	109,020	118,342	153,725	207,445
Provision for income taxes	29,046	29,017	44,550	54,145
Net income	$79,974	$89,325	$109,175	$153,300
Earnings per share:
Earnings per share, basic	$1.76	$1.62	$2.32	$2.79
Earnings per share, diluted	$1.74	$1.61	$2.29	$2.76
Weighted average common shares outstanding:
Basic	45,389	55,032	47,159	55,014
Diluted	45,969	55,473	47,676	55,448

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2025	97,330,004	$973	$745,789	$805,949	$(1,988,517)	$(435,806)
Equity-based compensation	—	—	5,325	—	—	5,325
Vesting of restricted shares	37,974	1	(1)	—	—	—
Shares withheld for tax withholdings	(8,908)	—	(306)	—	—	(306)
Exercise of stock options	14,972	—	286	—	—	286
Repurchase of 2,553,583 shares of treasury stock, at cost	—	—	—	—	(92,660)	(92,660)
Net loss	—	—	—	(34,068)	—	(34,068)
Balance at March 31, 2026	97,374,042	$974	$751,093	$771,881	$(2,081,177)	$(557,229)
Equity-based compensation	—	—	4,842	—	—	4,842
Vesting of restricted shares	99,582	—	—	—	—	—
Shares withheld for tax withholdings	(26,415)	—	(807)	—	—	(807)
Exercise of stock options	389	—	11	—		11
Repurchase of 3,327,249 shares of treasury stock, at cost	—	—	—	—	(127,107)	(127,107)
Net income	—	—	—	63,269	—	63,269
Balance at June 30, 2026	97,447,598	$974	$755,139	$835,150	$(2,208,284)	$(617,021)
Equity-based compensation	—	—	5,230	—	—	5,230
Vesting of restricted shares	104,906	1	(1)	—	—	—
Shares withheld for tax withholdings	(23,890)	—	(1,221)	—	—	(1,221)
Exercise of stock options	1,542	—	33	—	—	33
Net income	—	—	—	79,974	—	79,974
Balance at September 30, 2026	97,530,156	$975	$759,180	$915,124	$(2,208,284)	$(533,005)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Deficit
Balance at December 31, 2024	97,080,628	$971	$729,965	$637,596	$(1,830,072)	$(461,540)
Equity-based compensation	—	—	4,210	—	—	4,210
Vesting of restricted shares	37,740	—	—	—	—	—
Shares withheld for tax withholdings	(11,439)	—	(574)	—	—	(574)
Exercise of stock options	14,477	—	351	—	—	351
Repurchase of 100,000 shares of treasury stock, at cost	—	—	—	—	(4,599)	(4,599)
Net loss	—	—	—	(16,133)	—	(16,133)
Balance at March 31, 2025	97,121,406	971	733,952	621,463	(1,834,671)	(478,285)
Equity-based compensation	—	—	3,886	—	—	3,886
Vesting of restricted shares	59,409	1	(1)	—	—	—
Shares withheld for tax withholdings	(13,331)	—	(604)	—	—	(604)
Exercise of stock options	1,702	—	44	—	—	44
Net income	—	—	—	80,108	—	80,108
Balance at June 30, 2025	97,169,186	972	737,277	701,571	(1,834,671)	(394,851)
Equity-based compensation	—	—	4,251	—	—	4,251
Vesting of restricted shares	81,251	1	(1)	—	—	—
Shares withheld for tax withholdings	(10,960)	—	(540)	—	—	(540)
Exercise of stock options	34,709	—	737	—	—	737
Repurchase of 148,727 shares of treasury stock, at cost	—	—	—	—	(7,657)	(7,657)
Net income	—	—	—	89,325	—	89,325
Balance at September 30, 2025	97,274,186	$973	$741,724	$790,896	$(1,842,328)	$(308,735)

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income	$109,175	$153,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,654	129,371
Amortization of debt issuance costs and discounts	3,185	3,308
Deferred income tax provision	33,122	45,458
Equity-based compensation	15,397	12,347
Other, including loss on sale or disposal of assets, net	5,245	5,360
Changes in assets and liabilities:
Accounts receivable	(1,400)	(6,272)
Inventories	(5,152)	(6,653)
Prepaid expenses and other current assets	(3,888)	(18,386)
Accounts payable and accrued expenses	4,976	(13,036)
Accrued salaries, wages and benefits	(8,383)	(6,129)
Deferred revenue	13,363	(6,442)
Other accrued liabilities	16,112	115
Right of use assets and operating lease liabilities	740	314
Other assets and liabilities	10,861	9,034
Net cash provided by operating activities	330,007	301,689
Investing Activities:
Capital expenditures	(207,918)	(167,227)
Other investing activities, net	(1,050)	—
Net cash used in investing activities	(208,968)	(167,227)
Financing Activities:
Repayments of long-term debt	(11,568)	(11,567)
Proceeds from draws on revolving credit facility	160,000	—
Repayments of revolving credit facility	(120,000)	—
Purchase of treasury stock, including related excise tax paid	(220,280)	(16,305)
Payment of tax withholdings on equity-based compensation through shares withheld	(2,334)	(1,718)
Exercise of stock options	330	1,132
Other financing activities	(671)	(1,107)
Net cash used in financing activities	(194,523)	(29,565)
Change in Cash and Cash Equivalents, including Restricted Cash	(73,484)	104,897
Cash and Cash Equivalents—Beginning of period	99,762	115,893
Cash and Cash Equivalents, including Restricted Cash—End of period	$26,278	$220,790
Supplemental Disclosure of Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$40,397	$32,911
Excise tax accrued on treasury stock repurchases	$2,111	$—
Right of use assets obtained in exchange for new operating lease liabilities	$16,493	$—
Right of use assets obtained in exchange for new financing lease liabilities	$—	$25
Cash paid for income taxes, net	$6,172	$15,438
Treasury stock purchases not yet settled in other accrued liabilities	$—	$547

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

In these condensed consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation.

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

Share Repurchase Programs and Treasury Stock

From time to time, the Company’s Board of Directors (the “Board”) may authorize share repurchases of common stock. Shares repurchased under Board authorizations are currently held in treasury for general corporate purposes. The Company accounts for treasury stock on the trade date under the cost method. Treasury stock at September 30, 2026 and December 31, 2025 is reflected within stockholders’ deficit. See further discussion of the Company’s share repurchase programs in Note 10–Stockholders’ Deficit.

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

Deferred revenue primarily includes revenue associated with pass products, admission or in-park products or services with a future intended use date and contract liability balances related to licensing and international agreements collected in advance of the Company satisfying its performance obligations and is expected to be recognized in future periods. At September 30, 2026 and December 31, 2025, the long-term portion of deferred revenue included in other liabilities in the accompanying unaudited condensed consolidated balance sheets primarily relates to the Company’s international agreements.

The following table reflects the Company’s deferred revenue balance as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
	(In thousands)
Deferred revenue, including long-term portion	$169,325	$156,077
Less: Deferred revenue, long-term portion, included in other liabilities	16,878	12,752
Deferred revenue, short-term portion	$152,447	$143,325

The Company estimates approximately $138.4 million of the deferred revenue, short term portion, balance outstanding as of December 31, 2025 was recognized as revenue during the nine months ended September 30, 2026. For certain admission products, the Company estimated timing of redemption using average historical redemption rates.

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

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. EARNINGS PER SHARE

Earnings per share is computed as follows:

	For the Three Months Ended September 30,
	2026			2025
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$79,974	45,389	$1.76	$89,325	55,032	$1.62
Effect of dilutive incentive-based awards		580			441
Diluted earnings per share	$79,974	45,969	$1.74	$89,325	55,473	$1.61

	For the Nine Months Ended September 30,
	2026			2025
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic earnings per share	$109,175	47,159	$2.32	$153,300	55,014	$2.79
Effect of dilutive incentive-based awards		517			434
Diluted earnings per share	$109,175	47,676	$2.29	$153,300	55,448	$2.76

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

Diluted earnings per share is determined using the treasury stock method based on the dilutive effect of certain unvested restricted stock awards and certain shares of common stock that are issuable upon exercise of stock options. During the three and nine months ended September 30, 2026, there were approximately 729 thousand and 801 thousand anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. During the three and nine months ended September 30, 2025, there were approximately 730 thousand and 691 thousand anti-dilutive shares excluded from the computation of diluted earnings per share, respectively. The Company’s outstanding performance-vesting restricted awards of approximately 523 thousand and 374 thousand as of September 30, 2026 and 2025, respectively, are considered contingently issuable shares and are excluded from the calculation of diluted earnings per share until the performance measure criteria is met as of the end of the reporting period.

4. INCOME TAXES

Income tax expense or benefit and the Company’s effective tax rate is based upon the tax rate expected for the full calendar year applied to the year-to-date pretax income or loss of the interim period, plus the tax effect of any year-to-date discrete tax items. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2026 was 26.6% and 29.0%, respectively, and for the three and nine months ended September 30, 2025 was 24.5% and 26.1%, respectively. The effective tax rate differs from the statutory federal income tax rate of 21.0% for the periods ended September 30, 2026 primarily due to non-deductible compensation, state income taxes, and a deferred revaluation due to state filing changes as of January 1, 2025. The effective tax rate differs from the statutory federal income tax rate of 21% for the periods ended September 30, 2025 primarily due to state income taxes and a deferred revaluation due to state filing changes as of January 1, 2025.

Due to the uncertainty of realizing the benefit from deferred tax assets, tax positions are reviewed at least quarterly by assessing future expected taxable income from all sources. Realization of deferred tax assets, primarily arising from net operating loss carryforwards and charitable contribution carryforwards, is dependent upon generating sufficient taxable income prior to expiration of the carryforwards. Based on its analysis, the Company believes that some of its deferred tax assets may not be realized. As of

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and December 31, 2025, the Company’s valuation allowance consisted of approximately $6.0 million and $4.8 million, net of federal tax benefit, respectively, on the deferred tax assets related to state net operating loss carryforwards.

The Company has determined that there are no positions currently taken that would rise to a level requiring an amount to be recorded or disclosed as an unrecognized tax benefit. If such positions do arise, it is the Company’s intent that any interest or penalty amount related to such positions will be recorded as a component of the income tax provision (benefit) in the applicable period.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities at September 30, 2026 and December 31, 2025, consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Accrued interest	$5,429	$14,667
Accrued taxes	21,158	856
Self-insurance reserve	27,453	22,778
Other	3,551	3,482
Other accrued liabilities	$57,591	$41,783

As of September 30, 2026 and December 31, 2025, accrued interest above primarily relates to interest associated with the Company’s senior notes issued in August 2021, for which interest is paid bi-annually in February and August. See further discussion in Note 6–Long-Term Debt. As of September 30, 2026, accrued taxes above primarily relates to property taxes.

6. LONG-TERM DEBT

Long-term debt, net, as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
	(In thousands)
Term B-3 Loans (effective interest rate of 5.90% and 5.72% at September 30, 2026 and December 31, 2025, respectively)	$1,511,452	$1,523,019
Revolving Credit Facility[1] (effective interest rate of 5.62% at September 30, 2026)	40,000	-
Senior Notes due 2029 (interest rate of 5.25%)	725,000	725,000
Total long-term debt	2,276,452	2,248,019
Less: unamortized discounts and debt issuance costs	(11,703)	(14,888)
Less: current maturities	(15,423)	(15,423)
Total long-term debt, net	$2,249,326	$2,217,708

1Subsequent to September 30, 2026, the Company repaid $20 million under the Revolving Credit Facility, and as of the date of this filing, $20 million was outstanding.

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

As of September 30, 2026, the Amended and Restated Credit Agreement provides for senior secured financing of up to $2,211.4 million, consisting of:

(i)
the “Term B-3 Loans”, in an aggregate principal amount of $1,511.4 million which are fully drawn. The Term B-3 Loans will mature on December 4, 2031; and
(ii)
a first lien revolving credit facility (the “Revolving Credit Facility” (and the loans thereunder, the “Revolving Loans”) and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), in an aggregate committed principal amount of $700.0 million, including both a letter of credit sub-facility and a swingline loan sub-facility. The Revolving Credit Facility will mature on August 23, 2029.

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

As of September 30, 2026, SEA had approximately $10.9 million of outstanding letters of credit and $40.0 million outstanding on its Revolving Credit Facility, leaving approximately $649.1 million available under the Revolving Credit Facility.

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

The Debt Agreements permit an unlimited capacity for restricted payments if the net total leverage ratio on a pro forma basis does not exceed 4.25 to 1.00 after giving effect to the payment of any such restricted payment. As of September 30, 2026, the net total leverage ratio as calculated under the Debt Agreements was 3.55 to 1.00.

Long-term debt at September 30, 2026 is repayable as follows and does not include the impact of any future voluntary prepayments:

Years Ending December 31,	(In thousands)
Remainder of 2026	$3,856
2027	15,423
2028	15,423
2029	780,423
2030	15,423
Thereafter	1,445,904
Total	$2,276,452

Cash paid for interest relating to the Senior Secured Credit Facilities and the Senior Notes, net of amounts capitalized, as applicable, was $103.5 million and $110.9 million in the nine months ended September 30, 2026 and 2025, respectively.

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

Of the Company’s long-term obligations as of September 30, 2026 and December 31, 2025, the Term B-3 Loans and Revolving Credit Facility are classified in Level 2 of the fair value hierarchy, and the Senior Notes are classified in Level 1 of the fair value hierarchy. The fair value of the Term B-3 Loans approximates their carrying value, excluding unamortized debt issuance costs and discounts, due to the variable nature of the underlying interest rates and the frequent intervals at which such interest rates are reset. The fair value of the Revolving Credit Facility approximates its carrying value due to the variable nature of the underlying interest rates, which are based on Term SOFR or ABR, plus applicable margins, and the frequent intervals at which such interest rates are reset. The fair value of the Senior Notes was determined using quoted prices in active markets for identical instruments. See Note 6–Long-Term Debt for further details.

UNITED PARKS & RESORTS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any assets measured on a recurring basis at fair value at September 30, 2026 and December 31, 2025. The Company maintains its long-term liabilities at carrying value, net of unamortized debt issuance costs and discounts in the unaudited condensed consolidated balance sheet.

The following table presents the Company’s estimated fair value measurements required for disclosure as of September 30, 2026.

Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance at
	Liabilities	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2026
Liabilities:	(In thousands)
Long-term obligations (a)	$676,063	$1,551,452	$—	$2,227,515

(a) Reflected at carrying value, net of unamortized debt issuance costs and discounts, in the unaudited condensed consolidated balance sheet as current maturities of long-term debt of $15.4 million and long-term debt, net, of $2.249 billion as of September 30, 2026.

The following table presents the Company’s estimated fair value measurements required for disclosure as of December 31, 2025:

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

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Sesame Workshop Arbitration and Litigation

On February 4, 2022, Sesame Workshop delivered notice asserting that the Company failed to pay an additional royalty payment for 2021 under the License Agreement. The Company had previously accrued for the additional amount claimed in other accrued liabilities during the year ended December 31, 2022. On June 27, 2022, pursuant to the License Agreement, Sesame Workshop initiated arbitration seeking a finding that its calculation of the amount of the 2021 royalty payment was correct. Sesame Workshop did not seek any modification or termination of the License Agreement in the arbitration. The arbitration panel made an award on May 22, 2023 to Sesame Workshop for royalties, interest on the award, arbitration fees and expenses. On August 7, 2023, Sesame Workshop filed a Petition to Confirm Arbitration Award in the United States District Court for the Middle District of Florida, and in response, the Company filed a Cross Motion to Vacate. On August 27, 2024, the Court confirmed the arbitration award and entered final judgment on such award on September 30, 2024. The full arbitration award of approximately $12.6 million was paid in the fourth quarter of 2025. At this time, the Company does not anticipate any exposure to loss in excess of amounts paid to be material.

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

License Commitments

Pursuant to a License Agreement ("License Agreement") with Sesame Workshop, the Company pays a specified annual license fee, as well as a specified royalty based on revenues earned in connection with sales of licensed products, all food and beverage items utilizing the licensed elements and any events utilizing such elements if a separate fee is paid for such event. The Company’s principal commitments pursuant to the License Agreement include, among other items, the opening of a second standalone park (“Standalone Park”) (the Company opened the Standalone Park in San Diego on March 26, 2022) and minimum annual capital and marketing thresholds. The License Agreement has an initial term through December 31, 2031, with an automatic additional 15-year extension plus a five-year option added to the term of the License Agreement from December 31st of the year of each new Standalone Park opening. As of September 30, 2026 the Company estimates the combined remaining liabilities and obligations for the License Agreement commitments could be up to approximately $11.6 million over the remaining term of the agreement. See further discussion concerning royalty payments for the year 2021 in the "Sesame Workshop Arbitration and Litigation" section above.

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

Equity compensation expense is included in operating expenses and in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Equity-based compensation expense included in Operating expenses	$2,207	$888	$3,988	$1,724
Equity-based compensation expense included in Selling, general and administrative expenses	3,023	3,363	11,409	10,623
Total Equity-based compensation	$5,230	$4,251	$15,397	$12,347

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

As of September 30, 2026, approximately 5.3 million shares were available for future issuance under the 2025 Omnibus Incentive Plan.

Bonus Performance Restricted Units

The Company had an annual bonus plan for the fiscal year ended December 31, 2025 (“Fiscal 2025”), under which certain employees were eligible to vest in Bonus Performance Restricted Units based upon the Company’s achievement of certain performance goals with respect to Fiscal 2025. Based on the Company’s actual Fiscal 2025 results, a portion of these Bonus Performance Restricted Units vested and were converted into approximately 18,000 shares in the nine months ended September 30, 2026 and the remaining unvested units forfeited in accordance with their terms.

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

10. STOCKHOLDERS’ DEFICIT

As of September 30, 2026, 97,530,156 shares of common stock were issued in the accompanying unaudited condensed consolidated balance sheet, which includes 52,116,919 shares of treasury stock held by the Company (see Share Repurchase Programs discussion which follows).

Share Repurchase Programs

In August 2022, the Board of Directors approved a $250.0 million share repurchase program (the “2022 Share Repurchase Program”). In March 2024, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2024 Share Repurchase Program"). In September 2025, the Company announced that its Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2025 Share Repurchase Program"). During the nine months ended September 30, 2026, the Company repurchased 5,880,832 shares for an aggregate total of approximately $217.7 million. As of September 30, 2026, there was $18.3 million, $32.6 million, and $129.9 million remaining under the 2022 Share Repurchase Program, 2024 Share Repurchase Program, and 2025 Share Repurchase Program, respectively.

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

The following table presents significant operating segment revenue and expenses, and Operating Segment Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
Admissions	$264,607	$268,650	$656,191	$680,505
Food, merchandise and other	241,848	243,201	611,878	608,507
Total revenues	506,455	511,851	1,268,069	1,289,012
Segment costs and expenses:
Cost of food, merchandise and other revenues	41,060	39,917	101,598	100,027
Operating labor-related expenses	111,304	111,749	298,738	299,064
Other operating expenses	72,134	71,835	199,656	194,486
Marketing expenses	36,069	33,366	91,274	90,358
Other segment items	13,653	12,353	40,716	35,747
Operating Segment Adjusted EBITDA	$232,235	$242,631	$536,087	$569,330
Other expenses(a)	(45,315)	(46,072)	(149,480)	(130,941)
Provision for income taxes	(29,046)	(29,017)	(44,550)	(54,145)
Interest expense	(32,099)	(33,515)	(96,228)	(101,573)
Depreciation and amortization	(45,801)	(44,702)	(136,654)	(129,371)
Net Income	$79,974	$89,325	$109,175	$153,300
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

Results of Operations

The following discussion provides an analysis of our operating results for the three and nine months ended September 30, 2026 and 2025. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The following table presents key operating and financial information for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30,		Variance
	2026	2025	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$264,607	$268,650	$(4,043)	(1.5%)
Food, merchandise and other	241,848	243,201	(1,353)	(0.6%)
Total revenues	506,455	511,851	(5,396)	(1.1%)
Costs and expenses:
Cost of food, merchandise and other revenues	40,887	39,930	957	2.4%
Operating expenses (exclusive of depreciation and amortization shown separately below)	210,332	214,394	(4,062)	(1.9%)
Selling, general and administrative expenses	68,598	60,657	7,941	13.1%
Severance and other separation costs	204	490	(286)	(58.4%)
Depreciation and amortization	45,801	44,702	1,099	2.5%
Total costs and expenses	365,822	360,173	5,649	1.6%
Operating income	140,633	151,678	(11,045)	(7.3%)
Other income, net	(486)	(179)	(307)	NM
Interest expense	32,099	33,515	(1,416)	(4.2%)
Income before income taxes	109,020	118,342	(9,322)	(7.9%)
Provision for income taxes	29,046	29,017	29	0.1%
Net income	$79,974	$89,325	$(9,351)	(10.5%)
Other data:
Attendance	6,469	6,789	(320)	(4.7%)
Total revenue per capita	$78.29	$75.39	$2.90	3.8%
Admission per capita	$40.90	$39.57	$1.33	3.4%
In-park per capita spending	$37.39	$35.82	$1.57	4.4%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the three months ended September 30, 2026 decreased $4.0 million, or 1.5%, to $264.6 million as compared to $268.7 million for the three months ended September 30, 2025. The decline was primarily a result of a decrease in attendance. Total attendance for the third quarter of 2026 decreased by 320 thousand guests, or 4.7%, compared to the same prior year quarter. The decrease in attendance was primarily attributable to unfavorable weather, calendar impacts, and a decline in international visitation compared to the same quarter in the prior year. A planned decline in promotional admissions products compared to prior year also contributed to a decline in attendance during the quarter. Admission per capita increased by 3.4% to $40.90 for the third quarter of 2026 compared to $39.57 in the prior year quarter, primarily due to increased realized pricing on certain admission products and the net impact of the admissions product mix compared to the same prior year quarter.

Food, merchandise and other revenue. Food, merchandise and other revenue for the three months ended September 30, 2026 decreased $1.4 million, or 0.6%, to $241.8 million as compared to $243.2 million for the three months ended September 30, 2025, as a result of a decrease in attendance, partially offset by an increase in in-park per capita spending . In-park per capita spending increased by 4.4% to $37.39 in the third quarter of 2026 compared to $35.82 in the third quarter of 2025. In park per capita spending increased primarily due to higher penetration and the impact of pricing initiatives compared to the same prior year quarter.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the three months ended September 30, 2026 increased $1.0 million, or 2.4%, to $40.9 million as compared to $39.9 million for the three months ended September 30, 2025.

Operating expenses. Operating expenses for the three months ended September 30, 2026 decreased $4.1 million, or 1.9%, to $210.3 million as compared to $214.4 million for the three months ended September 30, 2025. The decrease in operating expenses was primarily due to a $6.2 million decrease in non-cash self-insurance adjustments.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2026 increased $7.9 million, or 13.1%, to $68.6 million as compared to $60.7 million for the three months ended September 30, 2025. The increase was primarily due to increased marketing related costs.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2026 increased $1.1 million, or 2.5%, to $45.8 million as compared to $44.7 million for the three months ended September 30, 2025. The increase primarily related to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the three months ended September 30, 2026 decreased $1.4 million, or 4.2%, to $32.1 million as compared to $33.5 million for the three months ended September 30, 2025. The decrease primarily relates to the impact of a lower average interest rate on our variable debt. See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Provision for income taxes. Provision for income taxes remained flat at $29.0 million for the three months ended September 30, 2026 and 2025. Our consolidated effective tax rate was 26.6% for the three months ended September 30, 2026 compared to 24.5% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 and 2025 was primarily impacted due to state income taxes and limits on certain compensation deductibility.

Comparison of the Nine months ended September 30, 2026 to the Nine months ended September 30, 2025

The following table presents key operating and financial information for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30,		Variance
	2026	2025	$	%
Summary Financial Data:	(In thousands, except per capita data and %)
Net revenues:
Admissions	$656,191	$680,505	$(24,314)	(3.6%)
Food, merchandise and other	611,878	608,507	3,371	0.6%
Total revenues	1,268,069	1,289,012	(20,943)	(1.6%)
Costs and expenses:
Cost of food, merchandise and other revenues	100,599	100,062	537	0.5%
Operating expenses (exclusive of depreciation and amortization shown separately below)	597,297	580,453	16,844	2.9%
Selling, general and administrative expenses	183,257	169,196	14,061	8.3%
Severance and other separation costs	1,012	898	114	12.7%
Depreciation and amortization	136,654	129,371	7,283	5.6%
Total costs and expenses	1,018,819	979,980	38,839	4.0%
Operating income	249,250	309,032	(59,782)	(19.3%)
Other (income) expense, net	(703)	14	(717)	NM
Interest expense	96,228	101,573	(5,345)	(5.3%)
Income before income taxes	153,725	207,445	(53,720)	(25.9%)
Provision for income taxes	44,550	54,145	(9,595)	(17.7%)
Net income	$109,175	$153,300	$(44,125)	(28.8%)
Other data:
Attendance	15,744	16,414	(670)	(4.1%)
Total revenue per capita	$80.54	$78.53	$2.01	2.6%
Admission per capita	$41.68	$41.46	$0.22	0.5%
In-park per capita spending	$38.86	$37.07	$1.79	4.8%

NM-Not Meaningful.

Admissions revenue. Admissions revenue for the nine months ended September 30, 2026 decreased $24.3 million, or 3.6%, to $656.2 million as compared to $680.5 million for the nine months ended September 30, 2025. The decline was primarily a result of a decrease in attendance. Total attendance for the first nine months of 2026 decreased by approximately 670 thousand guests, or 4.1% compared to the first nine months of 2025. The decrease in attendance was primarily due to unfavorable weather and a decline in international visitation compared to the first nine months of 2025. A planned decline in promotional admissions products compared to prior year also contributed to a decline in attendance during the period. Admission per capita increased by 0.5% to $41.68 for the nine months ended September 30, 2026 compared to $41.46 for the nine months ended September 30, 2025, primarily due to higher realized pricing and the net impact of the admissions product mix when compared to the first nine months of 2025.

Food, merchandise and other revenue. Food, merchandise and other revenue for the nine months ended September 30, 2026 increased $3.4 million, or 0.6%, to $611.9 million as compared to $608.5 million for the nine months ended September 30, 2025 as a result of an increase in in-park per capita spending, partially offset by a decrease in attendance. In-park per capita spending increased by 4.8% to $38.86 for the nine months ended September 30, 2026 compared to $37.07 for the nine months ended September 30, 2025. In park per capita spending increased primarily due to the impact of pricing initiatives and penetration compared to the first nine months of 2025.

Costs of food, merchandise and other revenues. Costs of food, merchandise and other revenues for the nine months ended September 30, 2026 increased $0.5 million, or 0.5%, to $100.6 million as compared to $100.1 million for the nine months ended September 30, 2025.

Operating expenses. Operating expenses for the nine months ended September 30, 2026 increased by $16.8 million, or 2.9%, to $597.3 million as compared to $580.5 million for the nine months ended September 30, 2025. The increase in operating expenses was primarily due to costs related to damages from a historic winter freeze in our Florida parks in Q1 and consulting costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2026 increased $14.1 million, or 8.3%, to $183.3 million as compared to $169.2 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in marketing related costs of $8.0 million and an increase in information technology costs related to the amortization of implementation costs of a new enterprise resource planning system when compared to the first nine months of 2025.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2026 increased $7.3 million, or 5.6%, to $136.7 million as compared to $129.4 million for the nine months ended September 30, 2025. The increase primarily related to new asset additions, partially offset by the impact of asset retirements and fully depreciated assets.

Interest expense. Interest expense for the nine months ended September 30, 2026 decreased $5.3 million, or 5.3%, to $96.2 million as compared to $101.6 million for the nine months ended September 30, 2025. The decrease primarily relates to the impact of a lower average interest rate on our variable debt.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2026 was $44.6 million compared to $54.1 million for the nine months ended September 30, 2025. Our consolidated effective tax rate was 29.0% for the nine months ended September 30, 2026 and 26.1% for the nine months ended September 30, 2025. The effective tax rate differs from the statutory federal income tax rate of 21.0% for the periods ended September 30, 2026 primarily due to non-deductible compensation, state income taxes, and a deferred revaluation due to state filing changes as of January 1, 2025. The effective tax rate differs from the statutory federal income tax rate of 21% for the periods ended September 30, 2025 primarily due to state income taxes and a deferred revaluation due to state filing changes as of January 1, 2025. See Note 4–Income Taxes in our notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources

Overview

Generally, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in theme parks (including capital projects), share repurchases and/or other return of capital to stockholders, when permitted. As of September 30, 2026, we had a working capital ratio (defined as current assets divided by current liabilities) of 0.5. We typically have operated with a working capital ratio of near 1.0 due to a significant deferred revenue balance from revenues paid in advance for our theme park admissions products and high turnover of in-park products that result in limited inventory balances. We believe our cash flow from operations, along with our revolving credit facility, will allow us to meet our liquidity needs.

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

Summary of Cash Flows

The following table presents a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$330,007	$301,689
Net cash used in investing activities	(208,968)	(167,227)
Net cash used in financing activities	(194,523)	(29,565)
Net (decrease) increase in cash and cash equivalents	$(73,484)	$104,897

Operating Activities

Net cash provided by operating activities was $330.0 million during the nine months ended September 30, 2026 as compared to $301.7 million during the nine months ended September 30, 2025. The change in net cash provided by operating activities was primarily impacted by changes in working capital.

Investing Activities

Investing activities consist principally of capital investments we make in our theme parks for future attractions and infrastructure. Net cash used in investing activities during the nine months ended September 30, 2026 consisted of capital expenditures of $207.9 million largely related to future attractions. Net cash used in investing activities during the nine months ended September 30, 2025 consisted primarily of $167.2 million of capital expenditures.

The following table presents detail of our capital expenditures for the periods indicated.

	For the Nine Months Ended September 30,
	2026	2025
Capital Expenditures:	(Unaudited, in thousands)
Core(a)	$175,324	$142,175
Expansion/ROI projects(b)	32,594	25,052
Capital expenditures, total	$207,918	$167,227

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

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2026 primarily resulted from $220.3 million used to repurchase shares and payment of related excise tax and repayments of $11.6 million on long-term debt, partially offset by net proceeds of $40.0 million drawn from the revolving credit facility. Net cash used in financing activities during the nine months ended September 30, 2025 primarily resulted from $16.3 million used to repurchase shares and payment of related excise tax and repayments of $11.6 million on long-term debt.

Our Indebtedness

We are a holding company and conduct our operations through our subsidiaries, which have incurred or guaranteed indebtedness as described below. As of September 30, 2026, our indebtedness consisted of senior secured credit facilities and 5.25% senior notes (the “Senior Notes”).

Senior Secured Credit Facilities

SeaWorld Parks & Entertainment, Inc. (“SEA”) is the borrower under the senior secured credit facilities, as amended and restated pursuant to a credit agreement (the “Amended and Restated Credit Agreement”) dated August 25, 2021 (the “Senior Secured Credit Facilities”).

As of September 30, 2026, our Senior Secured Credit Facilities consisted of $1.511 billion in Term B-3 Loans which will mature on December 4, 2031, along with a $700.0 million Revolving Credit Facility, of which $40.0 million was drawn upon as of September 30, 2026 and will mature on August 23, 2029. Additionally, as of September 30, 2026, SEA had approximately $10.9 million of outstanding letters of credit, leaving approximately $649.1 million available for borrowing under the Revolving Credit Facility.

Senior Notes

As of September 30, 2026, SEA had outstanding $725.0 million in aggregate principal amount of Senior Notes due on August 15, 2029.

Covenant Compliance

As of September 30, 2026, we were in compliance with all covenants in the credit agreement governing the Senior Secured Credit Facilities and the indentures governing our Senior Notes.

See Note 6–Long-Term Debt to our unaudited condensed consolidated financial statements for further details related to our long-term debt and restrictive covenants.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus (i) income tax provision, (ii) interest expense, consent fees and similar financing costs, (iii) depreciation and amortization, (iv) equity-based compensation expense, (v) certain non-cash charges/credits including those related to asset disposals and self-insurance reserve adjustments, (vi) certain business optimization, development and strategic initiative costs, (vii) merger, acquisition, integration and certain investment costs, and (viii) other nonrecurring costs including incremental costs associated with the COVID-19 pandemic or similar unusual events.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Last Twelve Months Ended September 30,
	2026	2025	2026	2025	2026
	(Unaudited, in thousands)
Net income	$79,974	$89,325	$109,175	$153,300	$124,228
Provision for income taxes	29,046	29,017	44,550	54,145	48,589
Interest expense	32,099	33,515	96,228	101,573	128,795
Depreciation and amortization	45,801	44,702	136,654	129,371	181,757
Equity-based compensation expense (a)	5,416	4,376	15,761	12,752	20,774
Loss on impairment or disposal of assets and certain non-cash expenses (b)	318	8,103	13,772	21,311	21,468
Business optimization, development and strategic initiative costs (c)	8,541	4,909	25,399	9,218	31,299
Certain investment costs and other taxes	50	1,645	205	1,870	261
Other adjusting items(d)	3,899	687	16,823	6,444	16,554
Adjusted EBITDA(e)	$205,144	$216,279	$458,567	$489,984	$573,725
Items added back to Covenant Adjusted EBITDA, as defined in the Debt Agreements:
Estimated cost savings (f)					46,000
Other adjustments as defined in the Debt Agreements (g)					14,373
Covenant Adjusted EBITDA (h)					$634,098

(a) Reflects non-cash equity compensation expenses and related payroll taxes associated with the grants of equity-based compensation. See Note 9–Equity-Based Compensation in our notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

(b) Reflects primarily non-cash self-insurance reserve adjustments of: (i) no adjustments and approximately $8.3 million, respectively, for the three and nine months ended September 30, 2026; (ii) approximately $6.2 million and $15.8 million, respectively, for the three and nine months ended September 30, 2025; and (iii) approximately $10.0 million for the twelve months ended September 30, 2026. Also includes non-cash expenses related to asset write-offs and costs related to certain rides and equipment which were removed from service.

(c) For the three, nine, and twelve months ended September 30, 2026, reflects business optimization, development and other strategic initiative costs primarily related to: (i) $7.6 million, $22.0 million, and $26.8 million, respectively, of other business optimization costs and strategic initiative costs and (ii) $0.7 million, $2.3 million, and $2.7 million, respectively, of third-party consulting costs. Reflects business optimization, development and other strategic initiative costs primarily related to: (i) $0.5 million and $0.9 million of third-party consulting costs for the three and nine months ended September 30, 2025, respectively, and (ii) $3.8 million and $7.3 million of other business optimization costs and strategic initiative costs for the three and nine months ended September 30, 2025, respectively.

(d) Reflects the impact of expenses, net of insurance recoveries and adjustments including legal settlements, incurred primarily related to certain matters, which we are permitted to exclude under the credit agreement governing our Senior Secured Credit Facilities due to the unusual nature of the items. Certain amounts relating to prior period results were reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of the prior period.

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

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

There have been no material changes to our contractual obligations as of September 30, 2026 from those previously disclosed in our Annual Report on Form 10-K.

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

We manage interest rate risk primarily by managing the amount, sources and duration of our debt funding. At September 30, 2026, approximately $1.6 billion of our outstanding long-term debt represents variable-rate debt. Assuming an average balance on our revolving credit borrowings of approximately $700.0 million, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $22.1 million. Assuming no revolving credit borrowings, a hypothetical 100 bps increase in Term SOFR would increase our annual interest expense by approximately $15.1 million.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There were no changes in our internal control over financial reporting that occurred during the most recent quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2026. The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period Beginning	Period Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2026	July 31, 2026	99	$45.27	—	$180,927,707
August 1, 2026	August 31, 2026	20,181	$43.13	—	180,927,707
September 1, 2026	September 30, 2026	3,610	$36.02	—	180,927,707
		23,890		—	$180,927,707

(1)
All purchases were made pursuant to our 2025 Omnibus Incentive Plan, under which participants may satisfy tax withholding obligations incurred upon the vesting of restricted stock by requesting that we withhold shares with a value equal to the amount of the withholding obligation.
(2)
In August 2022, our Board of Directors approved a $250.0 million share repurchase program (the “2022 Share Repurchase Program”). During the year ended December 31, 2024, we repurchased 375,000 shares for an aggregate total of approximately $20.2 million, leaving approximately $18.3 million remaining under the 2022 Share Repurchase Program as of September 30, 2026.

In March 2024, we announced that our Stockholders and Board of Directors approved a new $500.0 million share repurchase program (the "2024 Share Repurchase Program"). During the year ended December 31, 2024, we repurchased 8,990,000 shares for an aggregate total of approximately $462.8 million. During the year ended December 31, 2025, we repurchased 100,000 shares for an aggregate total of approximately $4.6 million, leaving approximately $32.6 million remaining under the 2024 Share Repurchase Program as of September 30, 2026.

(3)
In September 2025, we announced that our Stockholders and Board of Directors approved a $500.0 million share repurchase program (the "2025 Share Repurchase Program"). During the year ended December 31, 2025, we repurchased 4,080,798 shares for an aggregate total of approximately $152.4 million and in the nine months ended September 30, 2026, we repurchased 5,880,832 shares for an aggregate total of approximately $217.7 million, leaving approximately $129.9 million remaining under the 2025 Share Repurchase Program as of September 30, 2026. No shares were repurchased under our share repurchase programs during the three months ended September 30, 2026.

Under the 2022 Share Repurchase Program, 2024 Share Repurchase Program and 2025 Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. All of the common stock is held as treasury shares as of September 30, 2026. The number of shares to be purchased and the timing of purchases will be based on our trading windows and available liquidity, general business and market conditions and other factors, including legal requirements and alternative opportunities. See Note 10–Stockholders’ Deficit in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c) Insider trading arrangements and policies.

On September 2, 2026, Marc Swanson, the Chief Executive Officer of the Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Swanson’s 10b5-1 Plan provides for the potential sale of up to 29,000 shares of the Company’s common stock over the term of the plan, which runs between December 8, 2026 and August 31, 2027. Potential sales under Mr. Swanson’s 10b5-1 Plan are subject to a stock price condition, which provides that sales will only occur if the Company’s stock price meets a certain minimum price.

Item 6. Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1

Amendment No. 1 to the Amended and Restated Bylaws of United Parks & Resorts, Inc., effective as of September 22, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2026)

31.1*	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101

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

UNITED PARKS & RESORTS INC.
(Registrant)
Date: November 6, 2026	By: /s/ James Forrester
James W. Forrester, Jr.
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 6, 2026	By: /s/ Kevin Connelly
Kevin Connelly
Chief Accounting Officer
(Principal Accounting Officer)